Form 10-K
period 1996-02-29
RMS TITANIC INC
filed 1996-06-13
CIK 796764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________________ to ________________

         Commission File No. 000-24452

                                RMS TITANIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Florida                                        59-2753162
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                   17 Battery Place, New York, New York 10004
                     Address of principal executive offices

Issuer's telephone number, including area code:  (212) 558-6300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 10, 1996, was: $5,255,098.

         The number of shares outstanding of each of the registrant's classes of common stock, as of June 7, 1996, were:

                                                            NUMBER OF SHARES
         TITLE OF EACH CLASS                                  OUTSTANDING
         -------------------                                ----------------
         Common Stock, par value $.0001
         per share                                             16,137,119

DOCUMENTS INCORPORATED BY REFERENCE:  None

Item 1.           BUSINESS

         BACKGROUND

         On May 4, 1993, RMS Titanic, Inc., formerly known as First Response Medical, Inc., acquired all of the assets and assumed all of the liabilities of Titanic Ventures Limited Partnership ("TVLP"), a Connecticut limited partnership (the "Acquisition"). References to the "Company" in this Report relate to TVLP prior to the acquisition and the combined entities of TVLP and RMS Titanic, Inc. after the Acquisition.

         Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the vessel RMS Titanic (the "Titanic"), the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (the "Order"). By order dated May 10, 1996, the Federal District Court for the Eastern District of Virginia denied a motion instituted by a third-party seeking rescission of the rights granted to the Company by the Order. Subsequently, the third party filed a notice of appeal. See "Salvage Rights" below.

         The Company was formed in 1987 for the purpose of exploring the wreck and surrounding oceanic areas of the Titanic, which sank in 1912 and lies more than 12,500 feet below the surface of the Atlantic Ocean approximately 400 miles off the coast of Newfoundland; obtaining oceanic material and scientific data available therefrom in various forms, including still and moving photography and artifacts from the wreck site; and utilizing such data and artifacts for historical verification, scientific education and public awareness and in revenue-producing activities such as touring exhibitions, television programs and the sales of still photography. In August 1987, the Company contracted with the Institute of France for the Research and Exploration of the Sea ("IFREMER") to conduct an expedition and dive to the wreck of the Titanic. Utilizing state-of-the-art technology of IFREMER, which is the French Government's, and the world's largest, oceanographic institute, approximately sixty (60) days of research and recovery operations were performed at the Titanic wreck site through the use of a manned submersible NAUTILE. Approximately 1800 objects were recovered during the course of thirty-two (32) dives on such 1987 expedition. The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovered objects, the Company's 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site.

         In June 1993, the Company successfully completed its second expedition to the Titanic wreck site, recovering approximately 800 artifacts and producing approximately 105 hours of videotape footage during the course of fifteen (15) dives. The 1993 expedition was also conducted pursuant to a charter agreement with IFREMER. In July 1994, the Company recovered over 1,000 objects and produced approximately 125 hours of videotape footage during its third expedition to the Titanic wreck site, which was again conducted pursuant to a charter agreement with IFREMER. The objects recovered in the 1993 and 1994 expeditions were transported to a privately-owned conservation laboratory in France for restoration and/or preservation processes in preparation for exhibition.

         The Company commenced its first major exhibition of Titanic artifacts in October 1994 at the National Maritime Museum of Greenwich, London, England (the "National Maritime Museum"). As a result of its success, such exhibition was extended from its scheduled conclusion date of April 2, 1995 to October 1, 1995. See "Prelude Exhibition" below.

         PLAN OF OPERATIONS

         The Titanic has captivated the thoughts and imagination of millions of people throughout the world for the decades since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1500 of the 2207 lives on board. The depth of the abiding international interest in the Titanic over the more than eighty years since its sinking is reflected by a prodigious volume of works that have been published about all facets of its story, the production of feature length movies about its tragic voyage, and the broadcast of television programs about its 1985 discovery approximately two and one-half miles below the surface of the ocean. As the only entity that has recovered and conserved items from the Titanic, the Company is in the unique position to present, in a previously untold manner, a visible and tangible perception of the Titanic by the exhibition of these artifacts to the general public. Management of the Company intends to present such exhibitions throughout the world, and to thereafter establish a permanent museum for the display of the Titanic artifacts, in an enlightening and dignified manner that embodies respect for those who lost their lives and embraces the advances in science that have permitted the memory of the Titanic to be physically presented to current and future generations. The principal sources of revenues of the Company are expected to be ticket sales for admission to exhibitions, merchandising revenues and sponsorship revenues.

         The long-term intent of the Company's research and recovery program is to keep the artifacts recovered from the Titanic together as a "collection" and make them available for exhibition to the public. Pursuant to its charter agreements with IFREMER, the Company has agreed that the "collection" of artifacts would not be sold by the Company to any individual or private collector. However, if it became necessary to protect the interests of the Company, all of the artifacts as a "collection" could be sold to an entity that would make them available for exhibition to the public, subject to the restrictions of the Company's agreement with IFREMER. Such agreement defines "artifact" as any object that was either a part of the Titanic or a possession of a person on board. Coins, coal, currency, diamonds (non-jewelry), precious metals, and gem stones are not considered artifacts for purposes of the IFREMER agreements.

         PRELUDE EXHIBITION

         On October 4, 1994, the Company and the National Maritime Museum opened The Wreck of the Titanic exhibition at the National Maritime Museum. This exhibition, which was presented as a prelude to the Company's planned worldwide exhibition tour to be presented in association with the National Maritime Museum, was scheduled to conclude on April 2, 1995. In March 1995, such prelude exhibition was extended to October 1, 1995. A record-breaking number of people visited the National Maritime Museum during the Prelude Exhibition, with approximately 720,000 people having been admitted to the Museum during its term of presentation.

         The Wreck of the Titanic exhibition featured the first major presentation of artifacts recovered from the debris field surrounding the Titanic wreck site. Approximately 150 artifacts were exhibited in an area approximating 5,000 square feet. This exhibition, which covered several themes, including the history of the Titanic, searching for and discovering the wreck, the 1987, 1993 and 1994 recovery expeditions, artifact conservation and preservation, and the contemplated world tour, also included a 4-meter model of the bow section of the wreck, a one-third scale model of the Nautile (the high-technology manned submersible used to explore the wreck site and recover artifacts), and previously unseen footage of the wreck site. The principal obligations of the Company with respect to the Prelude Exhibition were to make the Titanic artifacts available for the term of such exhibit; provide photographs, video footage and other information relating to the recovery of the Titanic artifacts; provide models and plans of the worldwide exhibition for display in the Prelude Exhibition; and to consult with the National Maritime Museum with respect to the design and content of the Prelude Exhibition. The National Maritime Museum was responsible for the design, fabrication and operation of the Prelude Exhibition.

         Pursuant to the Prelude Exhibition agreement, the Company and the National Maritime Museum equally shared all revenues from ticket sales through April 2, 1995, net of value added tax, refunds and commissions ("Net Revenue"), after recoupment by the National Maritime Museum of its costs and adjustments, up to a maximum of (pound)600,000, incurred in connection with the design and construction of the exhibition. Pursuant to the agreement, extending the prelude exhibition from April 2, 1995 through October 1, 1995, the Company received twenty (20%) percent of the Net Revenue.The Company's share of the Net Revenues derived from the Prelude Exhibition amounted to $650,071 during the twelve month period of its presentation.

         Merchandising activities with the National Maritime Museum and Winterland Productions (UK) Limited ("Winterland") were undertaken in connection with The Wreck of the Titanic exhibition, pursuant to which all merchandise was designed, manufactured and/or acquired by Winterland, and profits from merchandising activities were shared equally between the Company, the National Maritime Museum and Winterland. The Company's share of profits from such merchandising activities amounted to $174,305 during the Prelude Exhibition.

         THE WORLDWIDE TOUR

         Subject to the availability of funding, the Company intends to commence a worldwide tour of the artifacts in late 1997 by constructing an exhibit on a specially outfitted oceangoing barge which will travel though waterways from venue-to-venue (the "Waterborne Exhibition"). Preliminary designs of such Waterborne Exhibition include the display of Titanic artifacts and presentation of the story of the Titanic from its inception through today in a 45,000 square foot, two and one-half tier exhibit area. Management of the Company has determined that implementation of this unique Waterborne Exhibition concept will be a more cost-efficient and effective means of presenting a worldwide exhibit to the largest potential audience as compared to the alternatives of either negotiating for and designing exhibit areas in each venue, or incurring the charges of breaking-down, transporting and setting-up a "portable" exhibit from venue-to-venue. In addition to providing access to major markets throughout the world, the utilization of a Waterborne Exhibition will enable the Company to present the worldwide tour to secondary markets which would otherwise be inaccessible because of the costs associated with presenting an exhibit to these smaller markets through other means. It is presently anticipated that the tour will be presented for an estimated ten (10) years in approximately thirty (30) major markets and approximately ten (10) to twenty (20) secondary markets throughout the world. The routing of the tour to such markets, and the period of presentation of the exhibit in each market, has not yet been determined. It is expected that admission ticket prices will vary from market-to-market and will be structured to be competitive to other exhibitions or entertainment events within such markets.

         Management of the Company intends to contract the design and fabrication of the Waterborne Exhibition to independent third parties, and believes that such arrangements will be available on terms that are acceptable to the Company. Management further believes that an oceangoing barge suitable for the Waterborne Exhibition can be constructed on satisfactory terms from numerous sources of supply.

         On February 16, 1994, the Company and the National Maritime Museum entered into a licensing agreement pursuant to which the Company has the rights, subject to certain approvals, to use the name and logo of the National Maritime Museum in connection with the Waterborne Exhibition for a period of up to six years commencing on the opening date to the public of the worldwide tour. Such licensing agreement provides that the Waterborne Exhibition shall be maintained, presented and operated at levels of National Maritime Museum standards. The Company agreed to pay certain fees up to a maximum of (pounds sterling) 325,000 (which is equivalent to approximately $525,000 U.S. based upon current currency conversion rates), payable in installments commencing ten days after the opening date to the public of the Waterborne Exhibition, and on each successive anniversary thereof, during the term of the license. The agreement also provides for the payment to the National Maritime Museum of a royalty of five (5%) of the retail sales price of merchandise bearing the name and logo of such Museum. As a result of the worldwide tour not having commenced by the end of December 1995, the National Maritime Museum has the right to terminate such licensing agreement. In view of the expectation that the worldwide tour will commence, subject to the availability of funding, in late 1997, the Company and the National Maritime Museum have commenced negotiations for an extension of the licensing agreement. The terms and conditions of such extension, if executed, may be materially different from those contained in the licensing agreement.

         The Company's ability to design, fabricate and present the Waterborne Exhibition will be dependent upon the Company obtaining additional financing from outside sources or from revenues. No assurances can be given as to when or the terms upon which such financing will be available. The Company could experience difficulties or delays in obtaining financing for the Waterborne Exhibition, and if financing is obtained on terms acceptable to the Company, could also experience difficulties or delays in the construction of the Waterborne Exhibition. The construction of the planned Waterborne Exhibition is subject to all of the delays and uncertainties associated with construction projects generally. Additionally, the Company has not made arrangements for the presentation of the Waterborne Exhibition in specific ports and will need to obtain permits and approvals from local governmental authorities. While management of the Company believes that such arrangements will be available on terms and conditions acceptable to the Company, and that the Company will satisfy requirements for such permits and approvals, difficulties and delays could be encountered in securing prospective sites and/or the requisite permits and approvals, which, in turn, could delay or otherwise adversely impact the Company's revenue producing activities.

         European Exhibition Plans

         Pending the presentation of the Waterborne Exhibition in Europe, the Company intends to exhibit Titanic artifacts in presentations that will be similar to the size of the National Maritime Museum Prelude Exhibition.

         The Company has entered into an agreement with Cre - Co Finanz GmbH ("CRE"), a company organized under the laws of Germany, for the presentation of an exhibition in 1997 in Weimar, Germany and Hamburg, Germany, or in such other city in Europe to which the Company consents, which consent shall not be unreasonably withheld (the "European Exhibition Agreement"). CRE has reserved the right to substitute the city of Berlin, Germany in place of Weimar or Hamburg. CRE is responsible for payment of all expenses incurred in connection with establishing and presenting this exhibition. The principal obligations of the Company with respect to this exhibition will be to make 150 to 200 Titanic Artifacts available for exhibit; provide photographs, video footage and other information relating to the recovery of the Titanic artifacts; and to consult with CRE with respect to the design and content of the exhibition. CRE will be primarily responsible for the design, fabrication and operation of the exhibition.

         Pursuant to the European Exhibition Agreement, the Company will receive two-thirds (2/3) and CRE will receive one-third (1/3) of the profits from this exhibition (the "Profits), which are defined as net revenues (including ticket, sponsorship, merchandising and ancillary revenues, if any, derived from the exhibition) less "project expenses" (which includes all costs and expenses of every kind and description in establishing, operating and marketing the exhibition up to a maximum of $800,000). Simultaneously with the execution of this agreement, the Company was paid the sum of $350,000, less a 25% refundable withholding tax, as an advance against its share of Profits (the "Advance"). In consideration of the payment of the Advance, the Company has granted CRE a security interest in paper currency recovered from the Titanic wreck site. Such security interest will terminate upon delivery of the Artifacts to CRE on or before May 1, 1997. The granting of such security interest is subject to the terms and conditions of a Pledge Agreement and Bailment Agreement. The Company has no obligation to repay the Advance unless the Artifacts are not delivered to CRE on a timely basis.

         The Company has also granted CRE options to extend the European Exhibition Agreement for three (3) additional terms of one year (the "Option Year(s)"), each expiring on December 31, 1998, 1999 and 2000, respectively. The exercise of each option is subject to the terms and conditions of the European Exhibition Agreement, except that the amount of the Advance for each Option year is $250,000 and there is no provision for granting a security interest in any assets of the Company as collateral for the repayment thereof. Each option is exercisable by CRE not later than December 31st of the then current term of the European Exhibition Agreement. No option is exercisable unless all preceding options have been exercised. It is expected that the venues for the presentation of the European exhibit during the Option Years will be Paris, France during the first Option Year; Barcelona, Spain or Amsterdam, Holland during the second Option Year; and Hanover, Germany during the third Option Year. During the term of the European Exhibition Agreement (inclusive of Option Year(s), if any) the Company has agreed that no entity other than CRE will be granted rights to exhibit Titanic artifacts in Europe or to obtain sponsors for the exhibition of the artifacts in Europe.

         MEMPHIS EXHIBITION PLANS

         The Company and the City of Memphis, Tennessee ("Memphis"), through its cultural affairs division, have entered into a preliminary agreement for the exhibition of approximately 300 artifacts for the period from March 1, 1997 through September 30, 1997 in consideration of the payment of a minimum of $750,000, payable as follows: $150,000 within fifteen (15) days of execution of a final agreement; $300,000 on March 1, 1997; and $300,000 on August 1, 1997. In addition, the preliminary agreement provides that the Company will be entitled to retain the first $750,000 of sponsorship revenues that the Company solicits for the Memphis exhibition. The first $750,000 of sponsorship revenues solicited by Memphis will be applied to target revenues of $4,850,000. Sponsorship revenues in excess of $750,000 solicited by the Company or Memphis, gross ticket revenues and gross gift shop revenues exceeding $4,850,000 in the aggregate will be divided between the parties on the following basis: two-thirds (2/3) thereof shall be paid to the Company and one-third (1/3) thereof shall be paid to Memphis. All expenses relating to the design, construction, marketing, promotion and operation of the exhibition will be the responsibility of Memphis. The design of the exhibition and the selection of merchandise for a gift shop will be subject to the approval of the Company, which shall not be unreasonably withheld. Management of the Company believes that a definitive agreement will be executed no later than August 1, 1996. There is no assurance, however, that such a definitive agreement will be executed within such time frame or thereafter.

         THE PERMANENT MUSEUM

         Upon conclusion of the Waterborne Exhibition, the Company intends to establish a permanent museum for the artifacts at a facility in a major United States or European market where tourism is well-established. The selection of the site of such museum will be made by management based primarily upon the recommendations of the International Advisory Committee (see "International Advisory Committee" below), the size of the potential market and the costs of establishing and operating an appropriate facility.

         MERCHANDISING

         After successful conclusion of test marketing efforts during the fourth quarter of the Company's fiscal year ended February 29, 1996, the Company is actively pursuing the direct marketing of coal recovered from the Titanic wreck site, principally through print advertisements, and has established arrangements with an independent merchandising company which is responsible for procurement and manufacture of the coal product, expenses of marketing and the fulfillment of orders ("Merchandising Expenses"). The Company and the merchandising company equally divide the revenue from such activities, after deduction of the Merchandising Expenses ("Net Merchandising Revenues"). The Company's share of the Net Merchandising Revenues as of February 29, 1996 amounted to $30,705.

         The Company intends to market merchandise related to the Titanic within retail stores to be established at each of its planned exhibition venues, including the Waterborne Exhibition. See "Prelude Exhibition" for a discussion of merchandising activities at The Wreck of the Titanic exhibition presented at the National Maritime Museum. It is expected that a wide variety of products will be available for purchase at the retail stores at prices ranging from $1.50 to $2,500.00. Product selection will be based principally on consumer appeal and data obtained from the merchandising activities at the National Maritime Museum Prelude Exhibition. The Company does not intend to engage in any activities related to the purchase and/or manufacture of merchandise to be sold at the retail stores. Such activities will be contracted by the Company to one or more independent merchandising companies, with which the Company will share a percentage of all merchandise sales.

         Although the Company has had preliminary discussions with potential merchandising companies regarding the establishment and operation of merchandising stores at its exhibitions, no contractual arrangements have been made to date, other that the establishment of a relationship with Winterland in connection with the merchandising activities at the National Maritime Museum prelude exhibition. Management of the Company believes that several companies are qualified to undertake the responsibilities attendant to the Company's contemplated merchandising activities on terms that will be acceptable to the Company.

         SPONSORSHIP

         Management believes that the broad spectrum of public interest in the story of the Titanic, and its appeal to a diverse demographic base encompassing all ages, from young school children to the elderly, will be of substantial interest to potential sponsors for all prospective phases of the Company's business activities, including its planned exhibitions and future expeditions to the wreck site of the Titanic. The Company intends to establish a sponsorship program consisting of international, national and/or regional corporate entities that desire to promote their products or services through the Company's activities. Such efforts will be instituted by the Company through independent marketing organizations which have specialized in and have extensive experience in organizing and implementing sponsorship programs. Management of the Company believes that such efforts will be successfully concluded as the Company commences its exhibition activities. Marketing organizations which are successful in soliciting sponsors for the Company will be paid a commission equal to a negotiated percentage of fees paid to the Company by such sponsors.

         In March 1996, the Company entered into a promotion agreement with Guiness Import Company ("GIC"), pursuant to which GIC agreed to be an official sponsor of the Company's expedition to the Titanic wreck site scheduled to take place in August 1996 and to conduct a consumer promotion whereby a select number of consumers will be given the opportunity to view portions of the Expedition on closed circuit TV from a vessel in the vicinity of the Expedition to be chartered by GIC (the "Promotion Agreement"). The Company has agreed to devote one (1) dive to the recovery of 1912 Bass Ale during a three (3) day period during which GIC will join the expedition to the wreck site. GIC has agreed to pay a sponsorship fee of $150,000, $50,000 of which was received by the Company simultaneously with the execution of the Promotion Agreement, $50,000 of which is due and payable upon the Company giving GIC notice of execution of a charter agreement with IFREMER, and the balance of which is due and payable upon successful completion of the dive relating to the promotion.

         EXPEDITIONS TO THE TITANIC

         As a consequence of the depth of the Titanic approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the Titanic. With respect to its 1987, 1993 and 1994 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts are undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts are accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team has the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs., to fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for the dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN are each equipped with video cameras that record all recovery and exploration efforts. In connection with its 1987, 1993 and 1994 expeditions to the wreck site, the Company engaged experts from various fields, including maritime scientists and other professional experts, to assist in the Company's exploration and recovery efforts. Management of the Company intends to engage experts from such fields for its future expeditions to the Titanic.

         The Company's ability to conduct expeditions to the Titanic is subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "weather window" for such activities in the North Atlantic. Research and recovery efforts with a manned submersible are presently limited to the availability of the NAUTILE pursuant to charter arrangements with IFREMER. To the best of the knowledge of management of the Company, no other submersible with the capability of reaching the depth of the Titanic is commercially available to or acceptable by the Company for chartering. While management of the Company believes that the utilization of a manned submersible is the preferred means for conducting its research and recovery efforts, the Company could conduct sufficient operations through the use of unmanned, surface-controlled, remote operated vehicles, an adequate number of which, in management's opinion, would be available for chartering by the Company on acceptable terms from numerous sources of supply.

         The Company has entered into an agreement to charter research and recovery vessels and equipment from IFREMER for thirty-four days spanning July and August 1996. The principal objectives of this expedition will be the recovery of a section of the hull of the Titanic that has been located in the debris field, and the illumination of the entire bow section of the wreck utilizing high-powered lights. To date, only small sections of the wreck have been illuminated with low-powered lights, and an image of the entire bow section has not yet been recorded. Additionally, portions of such expedition may be devoted to the production of a two-hour television documentary to be financed and produced by third-parties. Negotiations with respect to such television documentary are ongoing, and no assurances can be given that an agreement will be consummated.

         In conjunction with the merchandising company with which the Company is marketing coal recovered from the Titanic wreck site, the Company is marketing passenger cruises that will arrive at the wreck site at the time the efforts to raise the hull section and to illuminate the bow section of the wreck are undertaken. Two cruise ships, one departing from and returning to Boston, Massachusetts, and the other departing from and returning to New York City, New York, have been chartered by the merchandising company for this expedition, with cabin prices ranging from $1,800 to $6,950. A majority of the approximate total of 2,200 cabins on the cruise ships have been reserved to date, with marketing efforts for the balance of available cabins continuing. The recovered hull section will be transported from the wreck site to Boston and then New York for private receptions to be attended by the cruise passengers and others who purchase admission.

         All costs and expenses associated with the cruises, the illumination of the wreck site, and the receptions are being paid by the merchandising company. The Company and the merchandising company will equally divide the net profits as defined from the cruise and reception.

         RESTORATION AND CONSERVATION

         Upon recovery from the wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than eighty (80) years, objects have been subject to the corrosive effects of chlorides present in the sea water. The restoration of many of the metal, leather and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Various artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Artifacts recovered from the 1993 and 1994 expeditions are presently undergoing conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France.

         On May 20, 1994, the Company and the RMS Foundation/Queen Mary (the "Queen Mary") entered into an agreement to present a 30,000 square foot laboratory exhibition at the Queen Mary Seaport Complex in Long Beach, California until February 1, 1998, subject to extension for up to an additional five years under certain conditions. Such agreement provides that the Queen Mary was to advance funding for the Company's 1994 expedition to the wreck site of the Titanic, as well as for the construction and establishment of a state-of-the-art conservation laboratory and for the design and construction of an accompanying exhibit. Queen Mary has not paid such charter expenses nor undertaken the construction or fabrication of such laboratory or exhibit because of its lack of adequate financial resources. The Company cannot forecast when, if ever, reimbursement of such expenses will be made to the Company, or when, if ever, construction or fabrication of such laboratory or exhibit will commence.

         SALVAGE RIGHTS

         Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the wreck and wreck site of the Titanic, the true, sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of all items recovered from the Titanic in the future. The Court's judgment includes, without limitation, the contents, cargo, hull, machinery, engine, tackle, apparel and appurtenances of the Titanic, and provides that all potential claimants are barred and precluded from filing claims so long as the Company is salvor-in-possession. No other entity has the right to salvage the Titanic while the Company is salvor-in-possession. In order to maintain salvor-in-possession status, the Company, among other things, will need to maintain a reasonable presence at the wreck through periodic expeditions and will need to continue efforts at salvage and preservation of artifacts during the period between salvage expeditions.

         On February 17, 1996, a third-party instituted a motion in the Federal District Court for the Eastern District of Virginia seeking rescission of the June 7, 1994 order awarding to the Company salvor-in-possession status. By order dated May 10, 1996 entered after trial, such motion was denied. The court also modified its May 10, 1994 order to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities.

         Management of the Company believes that all requirements to maintain its salvor-in- possession status have been satisfied and will be satisfied in the foreseeable future. Should the Company not maintain its salvor-in-possession status, other entities could conduct salvage operations and recover items from the Titanic wreck site. Management believes, however, that salvage operations by other entities, if successful, would not have a material adverse affect upon the Company's plan of exhibition activities. However, the loss of salvor-in-possession status could have a materially adverse affect upon the Company's ability to generate revenues from ancillary activities, such as television productions related to, or passenger cruises accompanying, research and recovery expeditions.

         INTERNATIONAL ADVISORY COMMITTEE

         In March 1994, the Company and the National Maritime Museum initiated the formation of an International Advisory Committee with the purpose to "safeguard the future of the Titanic wreck site and objects raised from it and to ensure that they are conserved to the highest standards to be saved for future generations in a Titanic Memorial Museum." The members of the International Advisory Committee, in addition to the Company and the National Maritime Museum of Greenwich, London, England, are as follows: Musee de la Marine, Paris, France; IFREMER; The Maritime Association, New York, New York; Titanic International Society, Freehold, New Jersey; Charles A. Haas (author and historian); National Maritime Museum, Stockholm, Sweden; National Maritime Museum of Norway, Oslo, Norway; John P. Eaton (author and historian); and the British Titanic Historical Society, Lancashire, England. Annual meetings of the Committee were held in London, England in October 1994 and 1995. It is expected that meetings of the Committee will be held on an annual basis.

         MARKETING

         The Company intends to market and promote its business activities through advertising and public relations programs in each market where its exhibition will be presented. With respect to the planned world tour, the Company intends to engage the services of advertising and public relations agencies on a country-by-country basis. Management intends to advertise the Waterborne Exhibition through all forms of media, including print, radio and television. In addition, the Company intends to retain a public relations firm to address and coordinate the publicity needs of the Company on a national basis.

         The Company also intends to establish special promotional programs for school-age children and educational institutions, and plans to develop and distribute teaching materials to aid in the historical and scientific studies currently used in school curriculum regarding the Titanic.

         COMPETITION

         The entertainment and exhibition industries are intensely competitive. There can be no assurances that the Company will be able to compete effectively. Many of the entities with which the Company will be competing have substantially greater resources than the Company. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings and the quality and value of the entertainment experience, emphasizing the unique and distinctive perspective of the Titanic that the Company will incorporate into its exhibits as Titanic's salvor- in-possession and as the only entity that has the rights to objects recovered from the Titanic.

         The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management of the Company believes that its merchandise will compete primarily on the basis of its unique character and quality.

         EMPLOYEES

         As of June 7, 1996, the Company had three (3) employees, one of whom is its President. The Company is not a party to any collective bargaining agreement.

         The Company's future business and operating results depend in significant part upon the continued contributions of George Tulloch, the Company's Chief Executive Officer. The Company does not maintain a key person life insurance policy on Mr. Tulloch. The Company's future business and operating results also depend in significant part upon its ability to attract and retain qualified additional management, marketing and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of Mr. Tulloch or the Company's inability to attract and retain skilled employees, as needed, could materially and adversely affect the Company's business, financial condition and results of operations.

         The Company's strategy for presenting exhibitions of Titanic artifacts is dependent upon either hiring personnel who are experienced and possess expertise in operating and marketing exhibitions or engaging third-parties with such qualifications. To date, arrangements for the hiring of such additional staff or engaging such third-parties have not been made, except with respect to the planned exhibitions in Europe and Memphis in 1997. Management of the Company believes that acceptable arrangements with such personnel or third-parties can be made within time frames required to implement the Company's exhibition strategies. However, no assurances can be made that such personnel or third-parties will be available on satisfactory terms or when needed by the Company. Delays or difficulties in engaging personnel or third parties for the operation and marketing of exhibitions, including without limitation the Waterborne Exhibition, could have a materially adverse affect upon the Company's operations.

         ENVIRONMENTAL MATTERS

         The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in New York, New York and consist of premises of approximately 3,500 square feet which are leased pursuant to a lease expiring in September 1998.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a named defendant in a lawsuit commenced in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087). The plaintiff therein alleges Lone Star has assigned to it Lone Star's rights under a promissory note executed by the Company in favor of Lone Star in May, 1993 (the "Note"), certain security interests granted to Lone Star in connection therewith, and other contractual rights related thereto. The complaint alleges, inter alia, that the Company breached its obligations owed under the Note and its obligations under the agreement granting a security interest to Lone Star, misrepresented the value of the property which is the subject of such security interest, and interfered with rights under the agreements relating to the grant of such security interest. The relief sought is an award of compensatory damages approximating $360,000, punitive damages of a minimum of $1,080,000, and declaratory and injunctive relief. The Company has denied the material allegations of the Complaint and has asserted counterclaims for a judgment declaring the promissory note paid and additional counterclaims and third-party claims seeking an award of compensatory and punitive damages. Pursuant to an order entered on January 25, 1996, this action has been referred to Alternative Dispute Resolution processes for mediation. Such mediation proceedings were ongoing as of June 3, 1996. Management of the Company believes it has a meritorious defense to the claims against it and intends to defend its position vigorously in the event that mediation efforts are unsuccessful.

         On February 20, 1996, a third-party filed a motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in the United States District Court for the Eastern District of Virginia motion for an order rescinding the June 7, 1994 award to the Company of salvor-in-possession status with respect to the Titanic (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel believed to be the RMS TITANIC, in rem, No. 2:93cv902). By order entered May 10, 1996, such motion was denied and the Court modified its June 7, 1994 awarding salvor-in-possession status to the Company to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities. The third-party has filed a notice of appeal from such May 10, 1996 order, and the Company has filed a cross-appeal with respect to the Court having granted standing to such third-party. Management of the Company intends to vigorously defend against such appeal and to vigorously prosecute its cross-appeal.

         The Company was a named defendant in a lawsuit commenced in the District Court of Harris County, Texas on or about October 10, 1994 (Lone Star Casino Corporation et al. v. Financial Group of Kuwait, K.S.C.C. et al., No. 94-046398). This action was voluntarily discontinued by the plaintiffs subsequent to February 29, 1996 without the payment of any consideration by the Company or any other remaining defendant. The plaintiff had previously released the Financial Group of Kuwait, K.S.C.C. ("FGK") in connection with the settlement of other litigation. The complaint had alleged, inter alia, that the Company participated in a conspiracy with the FGK and other defendants to publish false and defamatory statements about Lone Star and other plaintiffs, and that the Company participated in a conspiracy with FGK and the other defendants to engage in abuse of process and malicious prosecution of an action against the plaintiffs. The relief sought was a money judgment in an unspecified amount for compensatory and punitive damages. The Company had denied the material allegations of the Complaint.

ITEM 4.           SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

         During its fiscal year ended February 29, 1996, no matters were submitted to a vote of the Company's security holders.

ITEM 5.           PRICE RANGE OF SECURITIES

         (a) MARKET INFORMATION. The Company's Common Stock is traded on the over-the-counter market on a limited and sporadic basis. The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

FISCAL PERIOD

                                            COMMON STOCK
                                            ------------
                                  HIGH                       LOW
                                  BID                        BID
                                  ---                        ---
1996
- ----

1st Quarter                       1.25                       .6875
2nd Quarter                       1.0625                     .4375
3rd Quarter                       1.0625                     .375
4th Quarter                       .4375                      .25

1995
- ----

1st Quarter                       1 9/16                     1/2
2nd Quarter                       1 1/2                      5/16
3rd Quarter                       1                          5/8
4th Quarter                       29/32                      1/4

- --------------------

         (a) HOLDERS. The approximate number of holders of record of the Company's Common Stock as of June 10, 1996 was 802.

         (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception, and intends to re-invest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL INFORMATION

         The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements which have been audited by Goldstein Golub Kessler & Company, P.C., independent certified public accountants, as indicated in their reports. Their report on the financial statements as of February 29, 1996 and February 28, 1995 and for each of the three years in the period ended February 29, 1996 is included elsewhere in this Form 10-K. Their reports on the statement of financial position as of February 28, 1994 and the financial statements for the years ended February 28, 1993 and February 29, 1992, and for the two years in the period ended February 28, 1993, are not included herein.


YEAR ENDED FEBRUARY 28(29),                 1992              1993              1994             1995              1996

Statement of Operations Data:
   Revenue                                  $200,821          $14,907             --             $204,366          $724,541
   Net Loss                                 $425,607          $682,625          $5,484,856       $1,531,036        $149,632

   Net loss per share (1)                   $.05              $.07              $.47             $.11              $.01
   Weighted average number of
   common shares outstanding                9,333,333         9,333,333         11,727,275       13,620,390        15,834,644


FEBRUARY 28(29),                             1992             1993              1994             1995              1996
Balance Sheet Data:

   Total assets                             $3,228,472        $3,232,416        $5,133,186       $6,164,641        $6,060,456
   Long Term Obligations                       --             $2,019,832        $  293,100       $  300,000           --
   Total Liabilities                        $3,211,068        $3,897,637        $1,973,468       $3,433,666        $2,194,624
   Owners' Equity                           $   17,404        $ (665,221)       $3,159,718       $2,730,975        $3,865,832

         The Company has declared no cash dividends.

         (1) Earnings per share is based upon the weighted average number of common shares outstanding for the periods presented after giving retroactive effect to the shares issued in connection with the Acquisition described in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 1996 AS COMPARED
TO YEAR ENDED FEBRUARY 28, 1995

         During its fiscal year ended February 29, 1996 (the "1996 fiscal year"), the Company's exhibition revenues increased approximately 434% and its merchandising revenues increased approximately 44% from its Prelude Exhibition at the National Maritime Museum (see "Item 1 - Business - Prelude Exhibition") as compared to its revenues from such sources during its fiscal year ended February 28, 1995 (the "1995 fiscal year"). Such increase was principally attributable to the presentation of the Prelude Exhibition for seven (7) months during the 1996 fiscal year as compared to five (5) months during the 1995 fiscal year, and the seasonal effects of customarily higher attendance at the National Maritime Museum during the months of April through September. The Company received $30,705 from the sale of coal recovered from the Titanic wreck site during its 1996 fiscal year as compared to zero revenue during its 1995 fiscal year. The Company's general and administrative expenses decreased approximately 52% during the 1996 fiscal year as compared to the 1995 fiscal year, principally as a result of decreases in conservation and executive compensation expenses. Interest expense decreased approximately 74% during the 1996 fiscal year as compared to the 1995 fiscal year, primarily as a result of the reduction of notes payable. Financing fees attributable to notes payable decreased approximately 88% during the 1996 fiscal year as compared to the 1995 fiscal year. During the 1996 fiscal year, the Company incurred an expense of $35,000 related to the settlement of litigation.

YEAR ENDED FEBRUARY 28, 1995 AS COMPARED
TO YEAR ENDED FEBRUARY 28, 1994

         For the period from December 1990 through May 4, 1993, FRM had no operations. On May 4, 1993, FRM acquired the assets and assumed the liabilities of TVLP and for accounting purposes TVLP was treated as the acquiring entity. Accordingly, the results of operations for the nine months ended November 30, 1993 include the results of TVLP from March 1, 1993 to May 3, 1993 and the results of the Company from May 4, 1993 to November 30, 1993.

         The Company successfully completed its third expedition and dive to the wreck of the Titanic in July 1994, recovering approximately 1000 artifacts and approximately 125 hours of videotape footage. The costs of recovery of the artifacts, consisting of the direct costs of chartering of vessels and related crews and equipment required to conduct the expedition and complete the dive operations, was approximately $1.0 million.

        During the 1995 fiscal year, the Company received exhibition revenue of $102,578 and merchandising revenue of $63,853 from its prelude exhibition at the National Maritime Museum (see "Item 1 - Business - Prelude Exhibition"), licensing revenue of $35,000 derived from television documentaries and miscellaneous revenue of $2,935, as compared to zero revenue during its fiscal year ended February 28, 1994 (the "1994 fiscal year"). The Company's general and administrative expenses increased approximately 3% during the 1995 fiscal year as compared to the 1994 fiscal year, principally as a result of the net effect of a decrease in professional fees and increases in conservation and executive compensation expenses. Interest expense decreased approximately 70% during the 1995 fiscal year as compared to the 1994 fiscal years, primarily as a result of the reduction of notes payable. Financing fees attributable to notes payable decreased approximately 84% during the 1995 fiscal year as compared to the 1994 fiscal year. During the 1994 fiscal year, the Company acquired a Management Agreement option by issuing 2,266,666 shares of its Common Stock which resulted in a nonrecurring, non-cash charge to operations of $3.4 million.

        Effective January 31, 1995, the Company accepted the termination of the employment agreement of its President. Pursuant to such termination agreement, such officer waived his rights to all compensation, including stock options, except for a salary of $250,000 per annum retroactive to May 4, 1993, all of which, as of February 28, 1995, had been accrued. At February 28, 1995, the Company recorded a contribution to capital and a reduction in accounts payable and accrued expenses of $387,691 to reflect the retroactive adjustment of the former President's compensation under his employment agreement. Additionally, effective January 31, 1995, the Company accepted the termination of the employment agreement of its Executive Director of Corporate Public Relations. Pursuant to such termination agreement, such executive waived his right to stock options issued under his employment agreement. On May 8, 1995, such executive was elected President and Chief Financial Officer of the Company and will serve at a salary to be determined by the compensation committee of the Board of Directors.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company received net proceeds of $921,956 from the sale of unregistered Common Stock during its 1996 fiscal year. Such proceeds were principally applied to payments on account of accrued liabilities and for working capital purposes. Additionally, the Company, in May 1995, accepted conversion of an outstanding note payable in the original principal sum of $300,000, plus accrued interest and related fees, into 604,310 shares of the Company's unregistered Common Stock.

         Notes payable as of February 29, 1996 included the sum of approximately $126,000 (excluding accrued interest of approximately $25,000) owed to Lone Star Casino Corporation ("Lone Star") pursuant to a promissory note executed in May 1993. The Company, on March 10, 1994, paid to Lone Star Casino Corporation $154,271.62, representing, according to Lone

Star's computations, the outstanding principal plus accrued interest on such note. Such payment was returned by Lone Star to the Company on the alleged grounds that the Company owes additional other obligations to Lone Star and to third parties, separate and distinct from the obligations to pay the note. Management of the Company does not believe that Lone Star had a valid basis for returning such $154,271.62 payment. This matter is the subject of litigation discussed in Item 3 of this Report. The Company's commitments during its 1997 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officers. Material contingencies include the outcome of pending lawsuits.

         In connection with its 1994 expedition to the wreck site of the RMS Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was an advance against the Company's share of profits from Titanic coal sales and sales of cabins of the cruise ships which will accompany the Company on its 1996 research and recovery expedition (see Item 1 - Business). The Company cannot forecast when, if ever, reimbursement of such charter expenses will be made to the Company by RMS Foundation, Inc. (an unrelated entity) which had undertaken to provide such funding under its agreement for the exhibition planned at the Queen Mary Seaport Complex in Long Beach, California, or when, if ever, construction and fabrication of such exhibit will commence.

         Subsequent to February 29, 1996, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company is obligated to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,1000,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the proposed Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues from any exhibition of artifacts organized by a third party. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. The Company is currently negotiating an agreement for a television production related to the Company's 1996 expedition, pursuant to which the Company's obligations to make the June and July 1996 payments to IFREMER would be paid in whole, or substantially, as part of the television production budget. No assurances can be given that such negotiations will be successfully consummated on such terms or any other terms that would be acceptable to the Company. In the event that, or the extent that, the June and July, 1996 payments to IFREMER are not paid as part of a television production budget, the merchandising company with which the Company is marketing cruises to the expedition site in August 1996 has agreed to pay such obligations due to IFREMER as an advance against the Company's share of profits from the cruises.

         Apart from the Company's obligations to IFREMER in connection with its 1996 research and recovery expedition, the Company's near term operating needs will be financed principally from the advance distribution of profits paid to the Company under its agreement for the exhibition of Titanic artifacts in Europe in 1997, the sponsorship fees paid by GIC in connection with the 1996 research and recovery expedition, revenues derived from marketing of cruises in conjunction with the Company's research and recovery expedition to the Titanic wreck site, and revenues from its sale of coal. The Company also expects to obtain additional revenues in the near term through execution of a definitive agreement for exhibition of Titanic artifacts in Memphis, Tennessee from March 1, 1997 through September 30, 1997. The Company expects its conservation expenses to increase in its fiscal year commencing March 1, 1996 as a result of the need to prepare artifacts for exhibition in Europe and Memphis. Additionally, the commencement of the touring of the Company's Waterborne Exhibition would further increase the Company's requirements for conserved artifacts, and its conservation expenses would increase further as a result thereof. In the event that revenues are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

         Furthermore, in order for the Company to design, construct and embark on the planned worldwide touring exhibition, additional debt and/or equity financing will be required. Management of the Company is actively pursuing such financing. While management believes that such financing will be available, no assurances can be given that the Company will be successful in its efforts to obtain additional financing, or that such financing will be available on a satisfactory timetable. If such funding, or alternatives are not obtained, there could be a curtailment of the Company's long-term business activities and material delays in the implementation of its business plans.

         With respect to its long-term exhibition plans, the Company has the alternative of arranging other income producing exhibitions similar to the prelude exhibition at the National Maritime Museum, and the planned 1997 exhibitions in Europe and Memphis, without the need for substantial additional capital. The Company is also presently exploring the possibility of establishing a short-term exhibition in New York City for the exhibit of the section of the hull of the Titanic and other artifacts that may be recovered during is 1996 exhibition. Such an exhibition, if established, would commence no earlier than the middle of September 1996 and end no later than February 1997. The Company's ability to establish such an exhibition will be dependent upon obtaining capital from external sources, through a co-venture with a third party or otherwise. No assurances can be made that such financing will be available on terms that are acceptable to the Company, or, if available, that the Company will be successful in securing a suitable venue in New York City or elsewhere for such an exhibition.

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. For the year ended February 29, 1996, there were no significant fluctuations in the exchange rates. Although the Company's financial arrangements with the National Maritime Museum and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

         The Company has been seeking and intends to continue to seek debt financing to fund as much of the Waterborne Exhibition as may be available on terms satisfactory to the Company. In connection with any such debt financing that may be obtained, no assurances of which can be given, the Company expects, among other things, to be required to pledge its assets to a lender, to be restricted in its ability to incur additional obligations, and/or to abide by certain financial covenants.

         To the extent that the Company has transactions outside of the United States, the Company could be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These economic and political uncertainties may affect the Company's results of operations, especially to the extent that these matters affect the Company's exhibition plans in Europe.

         In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming.

ITEM 8. FINANCIAL STATEMENTS


                                                                                                Page
                                                                                                ----
Independent Auditor's Report                                                                     F-1

Balance Sheet at February 28(29), 1995 and 1996                                                  F-2

Statement of Operations for the years ended February 28, 1994 and 1995 and
February 29, 1996 and for the period from August 5, 1987 (inception)
to February 29, 1996                                                                             F-3

Statement of Owners' Equity for the years ended
February 28, 1994 and 1995 and February 29, 1996, and for the period
from August 5, 1987 (inception) to February 29, 1996                                             F-4

Statement of Cash Flows for the years ended February 28, 1994 and 1995 and February 29, 1996, and for the

                                                                                                 Page
                                                                                                 ----
period from August 5, 1987 (inception) to February 29, 1996                                      F-6

Notes to Financial Statements                                                                    F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. MANAGEMENT

OFFICERS AND DIRECTORS

         The directors, executive officers and significant employees of the Company are:


NAME                            AGE               POSITION
- ----                            ---               --------

George H. Tulloch               51                President and Director

William S. Gasparrini           68                Chairman of the Board
                                                  of Directors

Nicholas Vitti                  43                Chief Financial Officer and
                                                  Director

John G. Duffy                   47                Director

Robert A. Slavitt               67                Director


         Directors hold office until the next annual shareholders' meeting or until their successors have been duly elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.

         George H. Tulloch has been President of the Company since May 1995 and was its Executive Director of Corporate Public Relations and Chairman of the Board of Directors of the Company since May 4, 1993. Mr. Tulloch also served as the Company's Chief Financial Officer in May and June, 1995. After the RMS Titanic's discovery in 1985, he successfully negotiated a recovery contract with the ship's co-discoverer, IFREMER, France's National Oceanographic Institute. In 1987, he organized Titanic Ventures Limited Partnership, a Connecticut limited partnership, as the financial structure for this effort and is the President of its general partner, Oceanic Research and Exploration Ltd., a Delaware corporation. Mr. Tulloch's background includes having founded Competition & Sports Cars, Ltd. in Greenwich, Connecticut in 1969, building its sales volume into the largest BMW agency in the United States.

         William S. Gasparrini has been a Director of the Company since June 1994, and has served as its Chairman of the Board and a member of the Compensation Committee of the Board of Directors since May 1995. He has been a limited partner of Titanic Ventures Limited Partnership since its inception. From 1966 to the present, Mr. Gasparrini has served as the President of Post Road Iron Works, Inc., a family owned business in Greenwich, Connecticut which was founded in 1927. He has been an executive officer of the National Ornamental & Miscellaneous Metal Association, has been a member of its Board of Directors since 1973 and of its Board of Trustees since 1976, having been elected Trustee Emeritus in 1987. In addition to having served as an officer and director of the Greenwich, Connecticut YMCA and of the Greenwich, Connecticut Chamber of Commerce, Mr. Gasparrini has received, among other honors, a Proclamation Certificate from Westchester County, New York Board of Legislators for "Providing Visionary Leadership" in 1987 and was voted "Volunteer of the Year" by The Historical Society of Greenwich, Connecticut. Mr. Gasparrini is also the owner of substantial real estate investments in Greenwich, Connecticut.

         John G. Duffy has been a Director and has been a member of the Compensation Committee of its Board of Directors since May 1995. Mr. Duffy has been employed by the New York investment banking firm of Keefe, Bruyette & Woods since 1978, and has served as its Director of Corporate Finance and as a member of its Board of Directors since 1990.

         Nicholas Vitti has been a Director of the Company and a member of the Compensation Committee of its Board of Directors since May 1995, and has served as its Chief Financial Officer since June 1995. Since 1986, Mr. Vitti has served as the Chief Financial Officer of D'Addario Industries, Inc., a privately owned company located in Bridgeport, Connecticut principally engaged in real estate development and construction activities. He served as the Chief Financial Officer of Thorn EMI, which owns Capitol Records, from 1981 to 1986, and was employed from 1974 to 1986 in various capacities by Peat Marwick Mitchell & Company, presently known as KMPG Peat Marwick, including as a Senior Manager. Mr. Vitti is a certified public accountant licensed by the State of Connecticut.

         Robert A. Slavitt has been a director of the Company since July 1995, and is a senior partner in the law firm of Slavitt Connery & Vardamis of Norwalk, Connecticut. He is a former President of the Norwalk-Wilton Connecticut Bar Association; a director and former Vice President of the Alumni Association of New York University School of Law; a member of the Dean's Task Force of New York University School of Law; and a member of the Connecticut Bar Association Eminent Domain Law Revision Committee.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid or accrued to the executive officers of the Company for the fiscal years ended February 28, 1994 and 1995 and February 29, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                  Compensation
                                                                                  ------------
                                                                                  Common
Name                                                                   Other      Shares
and                                 Year                               Annual     Subject to
Principal                           Ended February                     Compen-    Options
Position                            28th(29th)       Salary            sation     Granted
- --------                            --------------   ------            ------     ------------
Arnie Geller(1)                     1996             $41,667            -0-          -0-
Former President
and Former Chief                    1995             $250,000           -0-          -0-
Financial Officer
                                    1994             $208,233           -0-          -0-


George Tulloch(1)
President and Former Chief
Financial Officer; Former
Executive Director of
Corporate Public                    1996             $120,000           -0-            -0-
Relations
                                    1995             $120,000           -0-            -0-

                                    1994             $100,000           -0-            -0-


Nicholas Vitti(2)                   1996                -0-             -0-            -0-


- ---------------

(1) The foregoing amounts reflected for Mr. Geller are adjusted to give retroactive effect to the termination of his employment agreement, effective January 31, 1995, as a result of which an aggregate of $387,691 of accrued compensation was waived by Mr. Geller for 1995 and 1994 and stock options granted thereunder were cancelled. See Note 7 to the financial statements presented in Item 8 of this Report. The foregoing compensation accrued for Mr. Geller is based upon an annual salary of $250,000 commencing May 4, 1993 and ceasing on April 21, 1995, the date of his resignation as President of the Company, no portion of which has been paid to date. Mr. Geller has agreed that his accrued compensation would be paid at the discretion of the Board of Directors when the Company has sufficient income to pay its creditors. The foregoing compensation accrued for Mr. Tulloch is based upon an annual salary of $120,000. On May 8, 1995, Mr. Tulloch was named President of the Company and will serve at an adjusted salary to be determined by the compensation committee of the Board of Directors consisting of Messrs. Gasparrini, Duffy and Vitti. Mr. Tulloch's employment agreement, including stock options granted thereunder, was terminated effective January 31, 1995.

(2)  Mr. Vitti has served as the Company's Chief Financial Officer since June
1995.

STOCK OPTIONS

         No stock options were granted to the executive officers of the Company during the fiscal year ended February 29, 1996.

OPTION EXERCISES AND HOLDINGS

         None of the executive officers of the Company exercised any stock options during the fiscal year ended February 29, 1996. Upon termination of the employment agreements of Messrs. Geller and Tulloch effective January 31, 1995, options that were granted to each of them to purchase 500,000 shares of Common Stock were cancelled. See Note 7 to the financial statements presented in Item 8 of this Report.

COMPENSATION OF DIRECTORS

         The Company does not have any arrangements for compensating directors for services rendered as a director. No compensation has been paid to any individual for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at June 12, 1996 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock, (ii) the ownership of the Company's Common Stock by each director, and (iii) the ownership of the Company's Common Stock by all executive officers and directors of the Company as a Group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the Shares of Common Stock beneficially owned by him:


                                            NATURE OF                  AMOUNT OF
NAME AND ADDRESS                            OWNERSHIP                  BENEFICIAL OWNERSHIP      PERCENTAGE OF CLASS
- ----------------                            ---------                  --------------------      -------------------
Titanic Ventures Limited Partnership
204 Old Post Road                           Principal
Southport, Connecticut 06490                Shareholder                7,066,667(1)              43.8%

William S. Gasparrini                       Principal
c/o RMS Titanic, Inc.                       Shareholder,
17 Battery Place                            Chairman of the
New York, New York 10004                    Board                      2,044,630(2)              12.7%

Arnie Geller                                Principal
200 Rector Place                            Shareholder
New York, New York 10280                                               1,700,000                 10.5%

George Tulloch                              Principal
c/o RMS Titanic, Inc.                       Shareholder,
17 Battery Place                            Officer,
New York, New York 10004                    Director                   81,309(3)                  0.5%

John G. Duffy
c/o RMS Titanic, Inc.
17 Battery Place
New York, New York 10004                    Director                   37,716                     0.1%

Robert A. Slavitt
c/o RMS Titanic, Inc.
17 Battery Place
New York, New York 10004                    Director                   20,047(4)                  0.1%

Nicholas Vitti
c/o RMS Titanic, Inc.
17 Battery Place
New York, New York 10004                    Officer,                   12,500                    0.0%
                                            Director
All Officers and Directors
as a group of five (5)
persons                                                             9,262,869(5)                57.4%

- ---------------

(1) George Tulloch is the President and sole shareholder of Oceanic Research and Exploration Limited, a Delaware corporation which serves as the General Partner of Titanic Ventures Limited Partnership ("TVLP"); William Gasparrini is a limited partner of TVLP. The General Partner of TVLP has the right to vote the shares of the Company without the consent of the Limited Partners of TVLP, and may dispose of the shares of the Company upon the consent of the Limited Partners of TVLP. In an action commenced by John A. Joslyn and G. Michael Harris against George H. Tulloch and Oceanic Research & Exploration Limited in the Court of Chancery of the State of Delaware, in and for New Castle County (Civil Action No. 14891) on March 27, 1996, a status quo order was entered which, among other things, temporarily restrains George Tulloch and Oceanic Research & Exploration Limited, a Delaware corporation ("Oceanic") from voting, as general partner of Titanic Ventures Limited Partnership ("TVLP"), any of the shares of the registrant owned by TVLP. TVLP is the owner of 7,066,667 shares of the registrant, which represents approximately 44% of the outstanding Common Stock of the registrant. Mr. Joslyn and Mr. Harris claim to have a combined majority voting control over Oceanic by virtue of their alleged ownership of 38.5% and 23% respectively, or an aggregate of 61.5%, of the outstanding voting shares of Oceanic. Mr. Joslyn and Mr. Harris have adopted shareholder resolutions purportedly removing George Tulloch as President and as a director of Oceanic, and electing themselves as the only directors of Oceanic. The above legal proceedings instituted by Mr. Joslyn and Mr. Harris seek a judgment declaring their purported shareholders action valid and related relief. Mr. Tulloch and Oceanic have denied the claims of Mr. Joslyn and Mr. Harris, rejected their purported shareholder actions, and have asserted that such claims do not have any merit, setting forth, among other defenses, that Mr. Tulloch is the only shareholder of record of Oceanic, and is therefore the only person vested with voting power over the outstanding shares of Oceanic; and that Mr. Harris has rights only to a beneficial, non-voting interest in Oceanic, with respect to which Mr. Tulloch is the voting trustee. By order entered on May 7, 1996, such Delaware proceedings were stayed pending the institution of proceedings in the U.S. District Court for the District of Connecticut for determination of certain issues relating to a judgment entered in such District Court. To date, no such Connecticut action has been instituted. The status quo order entered in the Delaware proceedings will remain in place pending further order of the Delaware court.

         Mr. Tulloch has agreed to distribute to the limited partners of TVLP, within sixty (60) days of the removal of such status quo order, eighty (80%) percent of each limited partner's interest in the shares of the Company owned by TVLP, subject to the execution of proxies by the limited partners granting to the general partner voting power over such shares until May 31, 1997. Such proxies would terminate upon the public market sale of such shares.

         (2) Does not include any shares that may be issued to Mr. Gasparrini upon distribution of the shares of Common Stock registered in the name of TVLP, of which Mr. Gasparrini is a limited partner.

         (3) Does not include any shares that may be issued upon distribution of the shares of Common Stock registered in the name of TVLP, of which Mr. Tulloch is the President and sole shareholder of the General Partner.

         (4) Does not include any shares that may be issued upon distribution of the shares of Common Stock registered in the name of TVLP to which Mr. Slavitt will have a beneficial interest.

         (5) Includes shares beneficially owned by TVLP. See footnote (1) above.

         The foregoing table does not include options granted to individuals who are not executive officers or directors of the Company to purchase 580,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1994, the Company entered into an agreement with William S. Gasparrini, one of its directors, pursuant to which the Company obtained a loan of $300,000 which was to be repaid on April 6, 1995. All or a portion of the principal of such loan was convertible, at the option of Mr. Gasparrini into 420,000 shares of unregistered common stock. Such loan was evidenced by a promissory note bearing interest at the rate of 1% per month, and all or any portion of accrued interest thereon was convertible at the option of Mr. Gasparrini on the same terms and at the same conversion rate as the principal of the loan. The Company had the right to prepay the loan at any time upon notice of 30 days to Mr. Gasparrini. As additional consideration for the loan, the Company issued to Mr. Gasparrini 60,000 shares of its unregistered common stock. The Company further granted to Mr. Gasparrini a security interest in coins recovered from the wreck site of the Titanic, which security interest shall be subordinate to and subject to the terms and conditions of existing security interests in such coins. The Company did not repay such loan on the April 6, 1995 maturity date. On May 8, 1995, the Company accepted Mr. Gasparrini's offer to convert such loan, plus the accrued interest thereon of $28,500 and legal fees incurred by him related to such conversion of $22,000, into 604,310 unregistered shares of the Company's Common Stock at a conversion rate of $.58 per share.

         During its fiscal year ended February 29, 1996, the Company accepted subscriptions for the purchase of shares of its unregistered Common Stock at a price of $.58 per shares from the following: William S. Gasparrini - 862,069 shares; John G. Duffy - 37,716 shares; Thomas B. Michaud, 25,862 shares; and Thompson Living Trust, which is controlled by Jon K. Thompson - 431,034 shares. Messrs. Gasparrini, Duffy, Michaud and Thompson served as directors of the Company during the year ended February 29, 1996.

         The Company accepted, effective January 31, 1995, the termination of the Employment Agreement of Arnie Geller, who served as Chief Executive Officer and Chief Financial Officer of the Company until May 1995. Pursuant to the agreement to terminate Mr. Geller's employment agreement, Mr. Geller waived his rights to all compensation under his Employment Agreement except for a salary of $250,000 per annum, all of which has been accrued and is unpaid through the date of this report. Additionally, such officer agreed to the rescission of the grant to him, pursuant to the Employment Agreement, of an option to purchase 500,000 shares of unregistered Common Stock. It was further agreed that such officer's accrued compensation would be paid at the discretion of the Board of Directors of the Company when the Company has sufficient income to pay its creditors.

         The Company also accepted the agreement of George Tulloch, who served as the Company's Executive Director of Corporate Public Relations, to terminate, as of January 31, 1995, his Employment Agreement. Pursuant thereto, the grant to Mr. Tulloch of an option to purchase 500,000 unregistered shares of the Company's Common Stock was rescinded. In May 1995, Mr. Tulloch was named President of the Company and will serve at an adjusted salary to be determined by the Compensation Committee of the Board of Directors consisting of Messrs. Gasparrini, Duffy, and Vitti.

         With respect to the fiscal year ended February 29, 1996, to the best of the knowledge of the Company, Mr. Vitti was delinquent in filing a report on Form 3.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

         The following documents are filed as part of this Report on Form 10-K:

         (a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditor's Report                                             F-1

Balance Sheet at February 28(29), 1995 and 1996                          F-2

Statement of Operations for the years ended
February 28(29), 1994, 1995 and 1995 and for
the period from August 5, 1987 (inception)
to February 29, 1996                                                     F-3

Statement of Owners Equity for the years ended
February 28(29), 1994, 1995, and 1996 and for the period
from August 5, 1987 (inception) to February 29, 1996                     F-4

Statement of Cash Flows for the years ended
February 28(29), 1994, 1995 and 1996, and for the
period from August 5, 1987 (inception) to February 29, 1996              F-6

Notes to Financial Statements                                            F-8

         (b)      Financial Statement Schedules.  None.

         (c)      Exhibits.


ITEM NO.

4.1               First Amendment to By-Laws of the Registrant(1)

10.1 Security Agreement entered into as of May 3, 1993 between First Response Medical, Inc. and Pullman & Comley(2)

10.2 Pledge Agreement entered into as of May 4, 1993 between First Response Medical, Inc., Titanic Ventures Limited Partnership and Pullman & Comley(2)

10.3 Promissory Note in the principal sum of $500,000 executed by First Response Medical, Inc. in favor of Lone Star Casino Corporation.(2)

10.4 Pledge Agreement made and entered into as of May 4, 1993 between First Response Medical, Inc. and Lone Star Casino Corporation.(2)

10.5 Bailment and Agency Agreement entered into as of May 4, 1993 between First Response Medical, Inc., Lone Star Casino Corporation, Pullman & Comley and Allan H. Carlin.(2)

10.6 Employment Agreement between Arnie Geller and the Company dated as of May 4, 1993.(3)

10.7 Employment Agreement between George Tulloch and the Company dated as of May 4, 1993.(3)

10.8 Agreement with Pullman & Comley and the Company dated as of December 24, 1993.(4)

10.9              Lease Agreement between the Company and 17 Battery Place North
                  Associates.(5)

10.10 Promissory Note in the principal amount of $300,000 dated July 6, 1994 executed by Company in favor of William S. Gasparrini.(6)

10.11 Pledge Agreement dated July 6, 1994 between Company and William S. Gasparrini.(6)

10.12             Escrow Agreement dated July 6, 1994 between Company, William
                  S. Gasparrini and Allan H. Carlin.(6)

10.13             1994 Charter Agreement between IFREMER and the Company.(6)

10.14 Assignment Agreement dated December 10, 1994 between the Company and Pullman & Comley.(7)


(1) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated May 4, 1993.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 28, 1994.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

    (d) Reports on Form 8-K. No current reports on Form 8-K during the last quarter of the year ended February 29, 1996 were filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RMS TITANIC, INC.



June 12, 1996                       By: /s/ George H. Tulloch
                                        ----------------------------------------
                                        George H. Tulloch, President and
                                        Principal Executive Officer




June 12, 1996                       By: /s/ Nicholas Vitti
                                        ----------------------------------------
                                        Nicholas Vitti, Principal Accounting
                                        Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ William S. Gasparrini                                      June 12, 1996
- ----------------------------------------------
William S. Gasparrini, Director


/s/ George H. Tulloch                                          June 12, 1996
- ----------------------------------------------
George H. Tulloch, Director


                                                               June   , 1996
- ----------------------------------------------
John G. Duffy, Director


/s/ Nicholas Vitti                                             June 12, 1996
- ----------------------------------------------
Nicholas Vitti, Director


/s/ Robert A. Slavitt                                          June 12, 1996
- ----------------------------------------------
Robert A. Slavitt, Director

                                  EXHIBIT INDEX

ITEM NO.

4.1               First Amendment to By-Laws of the Registrant.(1)

10.1 Security Agreement entered into as of May 3, 1993 between First Response Medical, Inc. and Pullman & Comley.(2)

10.2 Pledge Agreement entered into as of May 4, 1993 between First Response Medical, Inc., Titanic Ventures Limited Partnership and Pullman & Comley.(2)

10.3 Promissory Note in the principal sum of $500,000 executed by First Response Medical, Inc. in favor of Lone Star Casino Corporation.(2)

10.4 Pledge Agreement made and entered into as of May 4, 1993 between First Response Medical, Inc. and Lone Star Casino Corporation.(2)

10.5 Bailment and Agency Agreement entered into as of May 4, 1993 between First Response Medical, Inc., Lone Star Casino Corporation, Pullman & Comley and Allan H. Carlin.(2)

10.6 Employment Agreement between Arnie Geller and the Company dated as of May 4, 1993.(3)

10.7 Employment Agreement between George Tulloch and the Company dated as of May 4, 1993.(3)

10.8 Agreement with Pullman & Comley and the Company dated as of December 24, 1993.(4)

10.9              Lease Agreement between the Company and 17 Battery Place North
                  Associates.(5)

10.10 Promissory Note in the principal amount of $300,000 dated July 6, 1994 executed by Company in favor of William S. Gasparrini.(6)

10.11 Pledge Agreement dated July 6, 1994 between Company and William S. Gasparrini.(6)

10.12             Escrow Agreement dated July 6, 1994 between Company, William
                  S. Gasparrini and Allan H. Carlin.(6)

10.13             1994 Charter Agreement between IFREMER and the Company.(6)

10.14 Assignment Agreement dated DDecember 10, 1994 between the Company and Pullman & Comley.(7)


- ----------------

(1) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K dated May 4, 1993.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 28, 1994.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================









  INDEPENDENT AUDITOR'S REPORT                                            F-1

  FINANCIAL STATEMENTS:

  Balance Sheet at February 28, 1995 and February 29, 1996                F-2

 Statement of Operations for the Years Ended February 28 (29), 1994,
  1995 and 1996 and for the Period from August 5, 1987 (Inception) to
  February 29, 1996                                                       F-3

 Statement of Owners' Equity for the Years Ended February 28 (29), 1994,
  1995 and 1996 and for the Period from August 5, 1987 (Inception) to
  February 29, 1996                                                       F-4 - F-5

 Statement of Cash Flows for the Years Ended February 28 (29), 1994,
  1995 and 1996 and for the Period from August 5, 1987 (Inception) to
  February 29, 1996                                                       F-6 - F-7

 Notes to Financial Statements                                            F-8 - F-22

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
RMS Titanic, Inc.

We have audited the accompanying balance sheets of RMS Titanic, Inc. (a development stage company) as of February 28, 1995 and February 29, 1996, and the related statements of operations, owners' equity, and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. as of February 28, 1995 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

May 28, 1996

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET

======================================================================================================================
                                                                                     FEBRUARY 28,          FEBRUARY 29,
                                                                                             1995                 1996
- ----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                                               $        531        $      43,803
  Accounts receivable (Note 10)                                                           131,412               19,510
  Other current assets                                                                     30,199               10,000
- ----------------------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                                                162,142               73,313

Artifacts Recovered, at cost (Notes 1 and 3)                                            5,925,350            5,922,350

Deferred Income Tax Asset, net of valuation allowance of
 $1,600,000 and $1,640,000 respectively (Notes 1 and 4)                                        -                    -

Property and Equipment, net of accumulated depreciation
 of $28,977 and $41,333, respectively                                                      38,538               26,182

Other                                                                                      38,611               38,611
- ----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                   $  6,164,641        $   6,060,456
======================================================================================================================

LIABILITIES AND OWNERS' EQUITY

Current Liabilities:
  Notes payable (Note 3)                                                             $    618,215        $     126,050
  Accounts payable and accrued liabilities (Notes 8 and 9)                              2,470,451            2,023,574
  Loans payable to partners (Note 5)                                                       45,000               45,000
- ----------------------------------------------------------------------------------------------------------------------

      TOTAL CURRENT LIABILITIES                                                         3,133,666            2,194,624

Notes Payable, less current portion (Note 3)                                              300,000                   -
- ----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                 3,433,666            2,194,624
- ----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 3, 6 and 7)                                               -                    -

Owners' Equity (Notes 2 and 5):
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 13,908,709 and 16,137,128 shares, respectively                    1,392                1,614
  Additional paid-in capital                                                           12,585,696           13,869,963
  Deficit accumulated during the development stage                                     (9,856,113)         (10,005,745)
- ----------------------------------------------------------------------------------------------------------------------
      OWNERS' EQUITY                                                                    2,730,975            3,865,832
- ----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND OWNERS' EQUITY                                           $  6,164,641        $   6,060,456
======================================================================================================================

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS

==================================================================================================================================
                                                                                                                       PERIOD FROM
                                                                                                                    AUGUST 5, 1987
                                                                                                                    (INCEPTION) TO
                                                                           YEAR ENDED FEBRUARY 28(29),                 FEBRUARY 29,
                                                                   1994               1995               1996                 1996*
- ----------------------------------------------------------------------------------------------------------------------------------
Revenue (Notes 1, 10 and 11):
  Licensing fees                                                   --                  --                  --          $    575,000
  Exhibitions                                                      --          $    102,578        $    547,493             865,799
  Merchandise and other                                            --               101,788             146,343             248,131
  Sale of coal                                                     --                  --                30,705              30,705
- -----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                      --               204,366             724,541           1,719,635
- -----------------------------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative (Notes 1, 7 and 9)            $  1,566,035           1,610,308             806,324           6,422,125
  Depreciation and amortization                                  10,787              18,190              12,356             106,766
  Interest (Note 3)                                             181,022              53,571              13,826             915,875
  Financing fees (Note 3)                                       327,012              53,333               6,667             387,012
  Acquisition of Management Agreement Option
   (Notes 2 and 5)                                            3,400,000                --                  --             3,400,000
  Settlement expense (Note 6)                                      --                  --                35,000             221,715
  Provision for uncollectible advances to affiliates               --                  --                  --               271,887
- -----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                5,484,856           1,735,402             874,173          11,725,380
- -----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   $ (5,484,856)       $ (1,531,036)       $   (149,632)       $(10,005,745)
===================================================================================================================================
Net loss per common share (Note 1)                         $       (.47)       $       (.11)       $       (.01)               --
===================================================================================================================================
Weighted average number of common shares
 outstanding (Note 1)                                        11,727,275          13,620,390          15,834,644                --
===================================================================================================================================


*  Not covered by auditor's report
                                                                                                  See Notes to Financial Statements

                                                                                                                                F-3

                                                              RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENT OF OWNERS' EQUITY

==================================================================================================================================

PERIOD FROM AUGUST 5, 1987 (INCEPTION) TO FEBRUARY 29, 1996

- ----------------------------------------------------------------------------------------------------------------------------------

                                                  TITANIC VENTURES                                         DEFICIT
                                                      LIMITED                                            ACCUMULATED
                                                    PARTNERSHIP                           ADDITIONAL     DURING THE
                                                 ("TVLP") CAPITAL     COMMON STOCK         PAID-IN      DEVELOPMENT       OWNERS'
                                                   CONTRIBUTIONS    SHARES    AMOUNT       CAPITAL         STAGE          EQUITY

- ----------------------------------------------------------------------------------------------------------------------------------
For the period from August 5, 1987
(inception) to February 29, 1988:
  TVLP partners' capital contributions:
    Cash                                             $ 1,725,000           -        -             -             -     $ 1,725,000
    Costs paid by partners of TVLP                       450,000           -        -             -             -         450,000
  Net loss                                                    -            -        -             -    $  (284,732)      (284,732)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 1988*                          2,175,000           -        -             -       (284,732)     1,890,268
Net loss for the year ended February 28, 1989*                -            -        -             -       (304,903)      (304,903)
Net loss for the year ended February 28, 1990*                -            -        -             -       (673,709)      (673,709)
Net loss for the year ended February 28, 1991*                -            -        -             -       (468,645)      (468,645)
Net loss for the year ended February 29, 1992*                -            -        -             -       (425,607)      (425,607)
Net loss for the year ended February 28, 1993                 -            -        -             -       (682,625)      (682,625)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1993                           2,175,000           -        -             -     (2,840,221)      (665,221)
Exchange of shares of RMS Titanic, Inc.
 for assets and liabilities of TVLP
 (Notes 1 and 2)                                      (2,175,000)   7,066,667    $707    $2,174,293            -              -
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' deficiency as of
 February 28, 1993 restated giving
 effect to the acquisition (Note 2)                           -     7,066,667     707     2,174,293     (2,840,221)      (665,221)

                                                                                                                       (continued)


* Not covered by auditor's report
                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENT OF OWNERS' EQUITY

==================================================================================================================================

PERIOD FROM AUGUST 5, 1987 (INCEPTION) TO FEBRUARY 29, 1996

- ----------------------------------------------------------------------------------------------------------------------------------

                                              TITANIC VENTURES                                             DEFICIT
                                                   LIMITED                                               ACCUMULATED
                                                 PARTNERSHIP                             ADDITIONAL      DURING THE
                                              ("TVLP") CAPITAL     COMMON STOCK           PAID-IN        DEVELOPMENT      OWNERS'
                                                CONTRIBUTIONS     SHARES   AMOUNT         CAPITAL          STAGE          EQUITY

- ---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity of RMS Titanic, Inc.
 attributable to former stockholders                -             973,373   $   97    $   410,959    $   (451,165)   $   (40,109)

Elimination of RMS Titanic, Inc.
 accumulated deficit at time of acquisition         -                   -        -       (451,165)        451,165              -

Issuance of common stock (Note 5):
  Cash - net of issuance costs                      -             956,500       96      2,757,085               -      2,757,181
  Other than cash                                   -           3,940,969      395      6,592,328               -      6,592,723
  Conversion of Class B warrants                    -               1,700        -              -               -              -

Net loss for the year ended February 28, 1994       -                   -        -              -      (5,484,856)    (5,484,856)
- --------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1994                        -          12,939,209    1,295     11,483,500      (8,325,077)     3,159,718

Contributed capital arising from termination
 of employment agreement (Note 7)                   -                   -        -        387,691               -        387,691

Issuance of common stock (Note 5):
  Cash - net of issuance costs                      -             908,500       91        654,511               -        654,602
  Other than cash (Note 3)                          -              60,000        6         59,994               -         60,000
Conversion of Class B warrants                      -               1,000       -               -               -              -

Net loss for the year ended February 28, 1995       -                   -        -              -      (1,531,036)    (1,531,036)
- --------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 1995                     -          13,908,709    1,392     12,585,696      (9,856,113)     2,730,975

Issuance of common stock:
  Cash (Note 5)                                     -           1,589,576      159        921,797               -        921,956
  Other than cash (Notes 3 and 6)                   -             638,343       63        362,470               -        362,533
Conversion of Class B warrants                      -                 500        -              -               -              -

Net loss for the year ended February 29, 1996       -                   -        -              -        (149,632)      (149,632)
- --------------------------------------------------------------------------------------------------------------------------------
Balance as of February 29, 1996                   $ -          16,137,128   $1,614    $13,869,963    $(10,005,745)   $ 3,865,832
================================================================================================================================

                                              See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS

=========================================================================================================================

                                                                                                              PERIOD FROM
                                                                                                           AUGUST 5, 1987
                                                                                                           (INCEPTION) TO
                                                                     YEAR ENDED FEBRUARY 28(29),             FEBRUARY 29,
                                                                   1994          1995          1996                 1996*
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $(5,484,856)   $(1,531,036)   $(149,632)     $(10,005,745)
- -------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                   10,787         18,190       12,356           106,766
    Noncash financing costs                                        327,012         53,333        6,667           387,012
    Acquisition of Management Agreement Option
     for noncash consideration                                   3,400,000             -            -          3,400,000
    Write-off of advances to affiliates                                 -              -            -            271,887
    Noncash interest expense                                       178,522         66,544        4,500           886,202
    Expenses paid by TVLP partners and TVLP affiliate
     on behalf of TVLP                                                  -              -            -            427,564
    Reduction in artifacts recovered                                    -              -         3,000             3,000
    Changes in operating assets and liabilities, net of
    effect from acquisition:
      Decrease (increase) in accounts receivable                        -        (131,412)     111,902           (19,510)
      Decrease (increase) in other current assets                  (21,130)        (2,402)      13,532           (10,000)
      Increase in advances to TVLP affiliates                           -                           -           (271,887)
      Increase in other                                             (1,110)       (27,501)          -            (38,611)
      Increase in organization costs (fully amortized)                  -              -            -            (60,483)
      (Decrease) increase in note payable, accounts
       payable and accrued liabilities                             566,111      1,631,345     (388,844)        3,361,969
- -------------------------------------------------------------------------------------------------------------------------

            TOTAL ADJUSTMENTS                                    4,460,192      1,608,097     (236,887)        8,443,909
- -------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                             (1,024,664)        77,061     (386,519)       (1,561,836)
- -------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Artifact recovery costs, including related deposits           (1,702,950)      (700,000)          -         (3,852,975)
  Purchases of property and equipment                              (66,414)        (1,101)          -            (72,465)
- -------------------------------------------------------------------------------------------------------------------------

        CASH USED IN INVESTING ACTIVITIES                       (1,769,364)      (701,101)          -         (3,925,440)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                              (continued)

                                               See Notes to Financial Statements

*  Not covered by auditor's report

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
================================================================================

                                                                                                    PERIOD FROM
                                                                                                 AUGUST 5, 1987
                                                                                                 (INCEPTION) TO
                                                              YEAR ENDED FEBRUARY 28(29),          FEBRUARY 29,
                                                             1994         1995         1996               1996*
- ---------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
    Loans from TVLP partners                                    --           --           --      $   432,705
    Proceeds from notes payable                          $   650,000         --           --          650,000
    Proceeds from issuance of common stock and capital
     contributions                                         3,842,435    $ 720,055    $ 921,956      7,209,446
    Stock issuance costs                                  (1,085,254)     (65,453)        --       (1,150,707)
    Repayment of advances from TVLP partner                     --           --           --         (475,000)
    Repayment of notes payable                              (493,200)    (150,000)    (492,165)    (1,135,365)
- ---------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        2,913,981      504,602      429,791      5,531,079
- ---------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                            119,953     (119,438)      43,272         43,803

  Cash at beginning of period                                     16      119,969          531          - 0 -
- ---------------------------------------------------------------------------------------------------------------
  Cash at end of period                                  $   119,969    $     531    $  43,803    $    43,803
===============================================================================================================

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for:
      Interest                                           $     2,500    $  24,015    $   9,326    $    35,841
===============================================================================================================

See Notes 2, 3, 5, 6 and 7 for information regarding noncash investing and financing activities.

*  Not covered by auditor's report

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

   1.  DESCRIPTION OF         RMS Titanic, Inc. initially conducted business as
       BUSINESS AND SUMMARY   Titanic Ventures Limited Partnership ("TVLP").
       OF SIGNIFICANT         RMS Titanic, Inc. and TVLP are referred to as the
       ACCOUNTING POLICIES:   "Company" as the context dictates.

                              TVLP was formed on August 5, 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the RMS Titanic (the "Titanic"); obtaining oceanic material and scientific data available therefrom in various forms, including still and moving photography and artifacts from the wreck site; and utilizing such data and artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. In addition, the Company earns revenue from the sale of coal and Titanic-related products (see Notes 10 and
                              11).

                              The Company commenced operations in August 1987 with an expedition and dive to the wreck of the Titanic from which the Company recovered over 1,800 objects, including coins (the "Coins"), currency and other items. The Company has not commenced its planned principal revenue-producing operation, which is an extensive worldwide touring exhibition of the artifacts (see Note 10). Accordingly, the Company is considered to be in the development stage for financial reporting purposes. The Company completed a second expedition and dive to the Titanic in June 1993, during which approximately 800 artifacts were recovered and videotape of such expedition was produced. In July 1994, a third expedition and dive to the Titanic was completed by the Company, during which over 1,000 artifacts and other items (coal used on the Titanic) were recovered and videotape of such expedition was produced (see
                              Note 8). All the items recovered as described above are collectively referred to as the "Artifacts."

                              Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia (the "Court") on June 7, 1994, the Company was declared salvor-in-possession of the Titanic, the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (see Note 6).

                              On May 4, 1993, in a transaction accounted for as a "reverse acquisition," TVLP sold all of its assets, subject to the assumption of all liabilities, to First Response Medical, Inc. ("FRM"), a public company that changed its name to RMS Titanic, Inc. (see Note 2) (the "Acquisition"). The historical financial statements of TVLP prior to May 4, 1993 have been substituted for the historical financial statements of FRM.

                              Artifacts recovered from the Titanic are carried at the lower of cost of recovery or net realizable value ("NRV"). The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations. Costs associated with the care, management and preservation of recovered artifacts are expensed as incurred.

                              To ascertain that the aggregate NRV of the Artifacts exceeds the direct costs of recovery of such Artifacts, the Company evaluates various evidential matter. Such evidential matter includes documented sales and offerings of Titanic-related

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              memorabilia by auction houses and private dealers, an appraisal of certain artifacts, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the Artifacts and other evidential matter regarding the public interest in the Titanic.

                              The artifacts recovered from the first dive were conserved and preserved by Electricite de France ("EDF") the French government-owned utility, pursuant to a contractual agreement. EDF agreed to perform the conservation and preservation on the first 200 artifacts at no charge for publicity purposes. The Company has not recorded the value of the services provided by EDF in the financial statements since such value cannot be reasonably estimated. Prior to March 1, 1994, the Company was charged approximately $125,000 for conservation and preservation performed on artifacts in excess of the first 200 recovered.

                              Under an agreement with IFREMER, the Institute of France for the Research and Exploration of the Sea, which was the general contractor for the salvage operations, the Company is restricted from selling certain artifacts except to an entity that will make them available for exhibition to the public, as defined.

                              Revenue from the licensing of still photographs was recognized at the time the rights were granted to the licensee.

                              Revenue from exhibitions is recorded in the period that the exhibition takes place. The amount recorded represents the Company's share of the net revenue, as defined, from the exhibition.

                              Revenue from the sale of Titanic-related products is recognized when the item is sold (see Note 10).

                              Coal recovered from the Titanic is being offered for sale by the Company. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal have been charged to operations as revenue from coal sales have been recognized. Such costs aggregating approximately $3,000 have been included in general and administrative expenses in the accompanying statement of operations.

                              The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under this statement, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              The Company intends to elect to continue to measure compensation cost using APB Opinion No. 25 as is permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and is effective for financial statements with fiscal years beginning after December 15, 1995.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              The Company intends to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for financial statements with fiscal years beginning after December 15, 1995. Management believes the adoption of SFAS 121 will not be significant to the financial statements.

                              TVLP was a partnership and, accordingly, no provision or credit is made in the historical financial statements of TVLP since the partnership was not responsible for payment of income taxes. All items of income and loss retained their characteristics and passed through directly to the individual partners.

                              Earnings per share are based upon the weighted average number of common shares outstanding for the periods presented, after giving retroactive effect to the shares issued in connection with the Acquisition. Options and warrants to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an antidilutive effect.

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

  2.  REVERSE ACQUISITION     On May 4, 1993, TVLP sold all rights, title and
      AND ACQUISITION OF      interest in its assets to FRM subject to FRM
      MANAGEMENT AGREEMENT    assuming all of its liabilities. TVLP was issued
      OPTION:                 7,066,667 unregistered shares of common stock of
                              FRM as consideration for the sale. FRM also issued
                              400,000 shares of unregistered common stock to unrelated parties as a finders' fee in connection with the transaction. These shares, when added to the shares described below, represented approximately 90% of the total issued and outstanding common shares of FRM after the acquisition. Since TVLP owned a controlling interest in FRM, the transaction was accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. FRM changed its name to RMS
                              Titanic, Inc. and, as stated above, the historical financial statements of TVLP prior to May 4, 1993 have been substituted for the historical financial statements of FRM.

                              On May 2, 1993, TVLP agreed to enter into a 10-year Management Agreement Option with an individual (the "Manager"), whereby the Manager would provide business and artistic guidance to TVLP in order to further develop TVLP as a profit-making entity. The Manager would be entitled to receive 20% of the gross earnings, as defined, of TVLP. The Management Agreement Option would become effective at the option of the Manager.

                              Upon the sale of TVLP's assets subject to the assumption of all liabilities discussed above, the Manager exchanged the Management Agreement Option for 2,266,666 shares of FRM unregistered common stock. For financial reporting purposes, a fair value of approximately $1.50 per share was assigned to these shares (see Note 5). Accordingly, $3,400,000 was charged to operations in the first quarter of the year ended February 28, 1994.

                              The Manager was formerly an officer and director of the Company.

                                                                             F10

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              The ownership of the general partner of TVLP is being challenged in an action which commenced on March 27, 1996. Such action is being defended vigorously by the shareholder of the general partner of TVLP

   3.  NOTES PAYABLE:         Notes payable consist of the following:

                                                                                     February 28,          February 29,
                                                                                             1995                 1996
                              ----------------------------------------------------------------------------------------
                              Note payable - law firm                                    $492,165               -
                              Note payable - Lone Star Casino Corporation                 126,050             $126,050
                              Note payable - director                                     300,000               -
                              ----------------------------------------------------------------------------------------
                                                                                          918,215              126,050
                              Less current portion                                        618,215              126,050
                              ----------------------------------------------------------------------------------------
                                    NOTES PAYABLE, LESS CURRENT PORTION                  $300,000             $ - 0 -
                              ========================================================================================

                              The Company had a promissory note payable to a law firm for approximately $1,216,000 for services provided to the Company during the period from August 1987 through December 1991. On December 24, 1993, the Company and such law firm entered into an agreement pursuant to which, among other things, the Company, in full satisfaction of all obligations under such promissory note, agreed to pay $750,000 ($100,000 of which was paid simultaneously with the execution of such agreement; $150,000 of which was paid on June 30, 1994; and $500,000 of which was payable in monthly installments of $50,000 commencing in October
                              1994) and 150,000 shares of its unregistered common stock which were delivered to such law firm. The note was collateralized by a lien on the Coins. The Company did not make the required payments and in December 1994, the Company entered into a new agreement with the law firm whereby the Company assigned to the law firm the Company's share of the net revenue from the Prelude Exhibition, at the National Maritime Museum of Great Britain, which opened October 10, 1994 (see
                              Note 10), as defined, until such time that the $500,000 outstanding balance plus accrued interest at the rate of 10% per annum commencing on November 10, 1994 is paid in full. During the year ended February 29, 1996, the law firm has been paid a net amount of $501,491 in full satisfaction of the note, including accrued interest, from net revenue earned from the Prelude Exhibition.

                              On May 4, 1993 and May 12, 1993, the Company received $500,000 and $150,000, respectively, from Lone Star Casino Corporation ("Lone Star"), as evidenced by promissory notes (the "Notes") bearing interest at the rate of 1% per month and payable on August 4, 1993 and August 12, 1993, respectively, subject to the Company's option to extend the due date of the Notes to November 4, 1993 and November 12, 1993, respectively. At the option of the holder of the Notes, the principal amounts outstanding could be converted into 200,000 and 60,000 shares of the Company's common stock, respectively. As additional consideration for such loans, the Company issued 150,000 shares of its common stock to Lone Star and agreed to issue up to an additional 130,000 shares of its common stock in the event that the Company exercised its option to extend the due dates of the Notes. The Company exercised its option to extend payment of the then

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              outstanding balance due on the $500,000 note to November 4, 1993. An aggregate of 218,008 shares of common stock (150,000 shares on May 4, 1993 and 68,008 shares on August 4, 1993) was issued as additional consideration for the Notes and related extensions and were assigned an aggregate value of $327,012 or $1.50 per share. Such amount has been charged to operations as financing fees during the year ended February 28, 1994. The Company granted a first lien on the Coins with respect to the obligations under the Notes. An individual who, until the closing of the Acquisition, was the President, a director and a principal stockholder of FRM, and another individual who served as a director of FRM until the Acquisition are affiliated with Lone Star. As of February 28, 1994, the $150,000 note was repaid in full. The Company paid $243,200 on account of the $500,000 note, and an additional $130,750 was converted into 52,300 shares of unregistered common stock of the Company, resulting in an outstanding unpaid principal balance of $126,050, payment of which was overdue but with respect to which the Company has attempted to repay without success as the repayment has been refused. It is not practicable to estimate the fair value of the outstanding principal balance of $126,050 since it is the subject of litigation (see Note 6).

                              On July 6, 1994, the Company received $300,000 from a director of the Company, as evidenced by a promissory note bearing interest at the rate of 10% per annum and payable on April 6, 1995. An aggregate of 60,000 shares of common stock was issued as additional consideration for the note and was assigned an aggregate value of $60,000 or $1.00 per share. At the option of the holder of the promissory note, the principal amount outstanding plus accrued interest (aggregating approximately $328,500) was converted into 604,310 shares of the Company's common stock on April 21, 1995. During the years ended February 28(29), 1995 and 1996, $53,333 and $6,667, respectively, were charged to operations as financing fees (see Note
                              5).

4. INCOME TAXES:              The deferred income tax asset consists of the
                              following:


                                                                                  February 28,             February 29,
                                                                                         1995                     1996
                              ----------------------------------------------------------------------------------------
                              Loss carryforwards                                    $1,170,000              $1,140,000
                              Expenses not currently deductible                        430,000                 500,000
                              ----------------------------------------------------------------------------------------
                              Gross deferred tax asset                               1,600,000               1,640,000
                              Valuation allowance                                    1,600,000               1,640,000
                              ----------------------------------------------------------------------------------------
                                    NET DEFERRED TAX ASSET                          $   - 0 -               $   - 0 -
                              ========================================================================================

                              At February 29, 1996, the Company has net operating loss carryforwards for financial reporting and income tax purposes of approximately $4,100,000 and $2,800,000, respectively, expiring through 2010. A valuation allowance of 100% of the deferred income tax asset has been provided due to uncertainty of future realization of this tax benefit.

                              The Company's February 28, 1994 federal income tax return has been selected for examination by the Internal Revenue Service.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

5.  OWNERS' EQUITY:           Prior to the Acquisition, FRM initiated an
                              exchange agreement with the holders of certain
                              Class B warrants in which the holders would receive shares of common stock of FRM in exchange for certain Class B warrants. As of February 29,
                              1996, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 17,500 shares still remain to be issued. There are 5,566 warrants outstanding as of February 29, 1996.

                              The following unregistered shares of common stock were issued for cash consideration:

                                                        Common Stock             Additional                  Price
      Year Ended                                    ------------------            Paid-in                     Per
  February 28, 1994                 Date            Shares      Amount            Capital       Total*       Share
- --------------------------------------------------------------------------------------------------------------------
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                           6/15/93         589,490     $59             $1,700,134   $1,700,193       $2.88
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                           7/15/93         225,000      23                756,965      756,988       $3.36
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                           12/25/93         71,005       7                149,993      150,000       $2.11
  Director of the
   Company                           12/25/93         71,005       7                149,993      150,000       $2.11
- --------------------------------------------------------------------------------------------------------------------
                                                     956,500     $96             $2,757,085   $2,757,181
====================================================================================================================

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                           Common Stock      Additional                  Price
      Year Ended                       ------------------      Paid-in                    Per
  February 28, 1995           Date     Shares      Amount      Capital       Total*      Share
  ---------------------------------------------------------------------------------------------
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   3/01/94    270,000       $ 27   $206,523       $206,550    $ .7650
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   3/15/94     10,000          1      7,649          7,650    $ .7650
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   5/31/94    112,500         11    113,895        113,906    $1.0125
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   6/08/94    116,000         12    117,429         117,441   $1.0125
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   8/15/94    200,000         20     96,535          96,555   $ .4828
  Private placements
   pursuant to Regulation
   S of the Securities Act
   of 1933                   9/01/94    200,000         20    112,480         112,500   $ .5625
  ---------------------------------------------------------------------------------------------
                                        908,500       $ 91   $654,511        $654,602
  =============================================================================================


                                       Common Stock        Additional             Price
      Year Ended                    ------------------      Paid-in                Per
  February 29, 1995      Date       Shares      Amount      Capital     Total     Share
  ------------------------------------------------------------------------------------------
  Private placements   3/23/95      296,473     $ 30       $171,926   $171,956   $  0.58

  Private placements   4/21/95    1,293,103      129        749,871    750,000   $  0.58
  ------------------------------------------------------------------------------------------
                                  1,589,576     $159       $921,797   $921,956
  ==========================================================================================



The table for the year ended February 29, 1996 includes 1,356,681 shares of the Company's common stock issued to certain individuals who served on the board of directors during the year ended February 29, 1996.

* The total column represents amounts the Company realized after deducting commissions on private placements pursuant to Regulation S of the Securities Act of 1933 aggregating $1,085,254 and $65,453 for the years ended February 28, 1994 and 1995, respectively.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

In addition to the common shares issued as part of the Acquisition, the following unregistered shares of common stock were issued for consideration other than cash:


                                           Common Stock          Additional                  Price
      Year Ended                       ---------------------      Paid-in                    Per
 February 28, 1994          Date       Shares         Amount      Capital        Total       Share
- --------------------------------------------------------------------------------------------------
  Acquisition of
   Management Agree-
   ment Option (a)         3/01/93     2,266,666         $227    $3,399,773    $3,400,000   $1.50
  Finders' fees in
   connection with
   the Acquisition (b)     5/04/93       400,000           40           (40)         --     $ .0001
  Financing fees (c)       5/04/93       150,000           15       224,985       225,000   $1.50
  Commission on sale
   of common stock (d)     7/15/93        45,000            5            (5)         --     $ .0001
  Exchange of notes
   payable to TVLP
   partners (e)            7/31/93       349,024           35     1,005,145     1,005,180   $2.88
  Exchange of notes
   payable to TVLP
   partners (e)            7/31/93        75,000            8       149,992       150,000   $2.00
  Exchange of notes
   payable to TVLP
   partners (e)            7/31/93       122,465           12       612,313       612,325   $5.00
  Financing fees (f)       8/04/93        68,008            7       102,005       102,012   $1.50
  Partial settlements
   of certain accounts
   payable (g)             8/09/93         6,344            1        13,765        13,766   $2.17
  Partial settlements
   of certain accounts
   payable (g)             8/09/93        11,642            1        33,528        33,529   $2.88
  Partial conversion of
   notes payable (h)       8/23/93        52,300            5       130,745       130,750   $2.50
  Exchange of notes
   payable to a TVLP
   partner (i)             8/31/93       195,604           19       252,310       252,329   $1.29
  Partial settlement of
   notes payable (j)      12/24/93       150,000           15       569,985       570,000   $3.80
  Partial settlements of
   certain accounts
   payable (k)             2/02/94        48,916            5        97,827        97,832   $2.00
- -------------------------------------------------------------------------------------------------
                                       3,940,969         $395    $6,592,328    $6,592,723
=================================================================================================

      Year Ended
 February 28, 1995:
   Financing fees (l)      9/26/94        60,000         $  6    $   59,994   $    60,000   $1.00
=================================================================================================

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                                       Common Stock     Additional                   Price
      Year Ended                     ----------------     Paid-in                     Per
 February 29, 1996         Date      Shares    Amount     Capital        Total       Share
- ------------------------------------------------------------------------------------------
 Conversion of note
  payable - Director of
  the Company (m)         4/21/95     604,310    $60      $328,440     $328,500   $0.5436

 Settlement of
  lawsuit (n)             6/23/95      34,033      3        34,030       34,033   $1.0000
- ------------------------------------------------------------------------------------------
                                      638,343    $63      $362,470     $362,533
==========================================================================================

(a) These shares were issued in exchange for the Management Agreement Option (see Note 2) and have been valued at $1.50 per share which represents approximately 50% of the price the Company sold shares of common stock in connection with private placements pursuant to Regulation S of the Securities Act of 1933 ($2.88) since such shares would be restricted securities within the meaning of Rule 144 for at least two years.

(b) These shares were issued in connection with the Acquisition (see Note 2) and have been recorded at par value with a corresponding reduction in additional paid-in capital. The value of the shares was determined by reference to the net tangible assets of FRM acquired in the Acquisition (a deficiency of $40,109).

(c) These shares were issued in connection with the Notes and related extensions (see Note 3) and were valued on a basis consistent with the Management Agreement Option discussed above.

(d) These shares were issued as a commission on the sale of common stock and were recorded at par value, with a corresponding reduction in additional paid-in capital.

(e) Certain partners of TVLP (including stockholders of TVLP's corporate general partner) have, from time to time, loaned funds to TVLP or satisfied obligations with creditors on behalf of TVLP. During the years ended February 28 (29), 1988, 1989 and 1990, artifact recovery costs of $1,772,375 were paid by TVLP partners, of which $1,322,375 was recorded as loans payable to TVLP partners and $450,000 as capital contributions.

   During the year ended February 28, 1994, these individuals converted notes payable and accrued interest owed to them into shares of common stock.

   The valuation of the shares issued in connection with these transactions was based upon the $2.88 per share realized by the Company in connection with the Regulation S sales of common stock noted above.

(f) These shares were issued in connection with the Notes and related extensions (see Note 3) and were valued on a basis consistent with the Management Agreement Option discussed above.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              (g) These shares were issued upon the partial
                                  settlements of accounts payable and were valued based upon negotiated settlements with unrelated third parties.

                              (h) These shares were issued upon the partial
                                  conversion of a note payable to Lone Star and were valued based upon negotiations with Lone Star (see Note 3).

                              (i) These shares were issued in connection with
                                  the conversion of certain notes payable and accrued interest owed to a partner of TVLP (a director of the Company at the time of the transaction) and were valued based upon a negotiated settlement. The value of the shares was less than the market value of the Company's publicly traded shares on the date of the transaction since such shares are restricted securities for at least two years.

                              (j) These shares were issued upon the partial
                                  settlement of a note payable and were valued based upon a negotiated settlement with a law firm (see Note 3).

                              (k) These shares were issued upon the partial
                                  settlements of accounts payable and were valued based upon negotiated settlements with unrelated third parties.

                              (l) During the year ended February 28, 1995, the
                                  Company issued 60,000 shares of unregistered common stock to a director of the Company as additional consideration for a convertible subordinated note (see Note 3). These shares were valued based upon the market value of the Company's publicly traded shares on the date of the transaction.

                              (m) These shares were issued to a director of the
                                  Company in connection with the conversion of a note payable plus accrued interest and related fees (see Note 3). These shares were valued at less than the market value of the Company's publicly traded shares on the date of conversion since such shares are restricted securities for at least two years.

                              (n) These shares were issued to the Financial
                                  Group of Kuwait, K.S.C.C.(see Note 6) and were valued based upon a negotiated settlement of certain litigation.

                              Transactions relating to stock options are as follows:

                                                                                Number                 Price
                                                                               of Shares             Per Share
                              --------------------------------------------------------------------------------

                              Balance at February 28, 1993                       - 0 -                    -

                              Granted                                          1,000,000              $1.25
                              --------------------------------------------------------------------------------
                              Balance at February 28, 1994                     1,000,000              $1.25

                              Granted                                            580,000          $1.25 - $2.88

                              Canceled (see Note 7)                           (1,000,000)             $1.25
                              --------------------------------------------------------------------------------
                                    BALANCE AT FEBRUARY 28(29), 1995
                                     AND 1996                                    580,000          $1.25 - $2.88
                              =================================================================================

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              During the year ended February 29, 1996, there were no options granted, exercised, canceled or expired.

                              At February 29, 1996, 580,000 options were exercisable at prices ranging from $1.25 to $2.88 per share.

  6.  LITIGATION:             During the year ended February 29, 1996, a lawsuit
                              in which the Company was a named defendant that was commenced in the United States District Court for the Southern District of New York on or about
                              August 5, 1994 (Financial Group of Kuwait,
                              K.S.C.C. ("FGK") v. RMS Titanic, Inc. et al., 94
                              Civ. 5719) was settled. Pursuant to the terms of the settlement, the Company agreed to issue to FGK
                              34,033 shares of its common stock, other defendants agreed to transfer to FGK an aggregate of 87,774 shares of the Company's common stock, and the Company agreed to remove stop transfer instructions on 52,300 shares of its common stock registered in the name of FGK. Pursuant to an agreement among the settling defendants, the Company agreed to bear the responsibility for payment of up to $.25 per share with respect to 64,427 shares. The parties to such lawsuit reciprocally released each other from all claims relating to such lawsuit. The Company recorded a charge to operations of $35,000 during the year ended February 29, 1996 which represents the fair value of the shares issued to FGK.

                              The Company was a named defendant in a lawsuit entitled Lone Star Casino Corp., et al. v. Financial Group of Kuwait, et al. (including certain officers of the Company), Docket No. 94-046398 pending in the District Court of Harris County in and for the 151st Judicial District of the State of Texas. Subsequent to February 29, 1996, this action was voluntarily withdrawn without payment of consideration by the Company.

                              The Company is a named defendant in a lawsuit commenced in the Supreme Court of the State of New York, County of New York, on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087). The plaintiff therein alleges Lone Star has assigned to it Lone Star's rights under a promissory note (the "Note") executed by the Company in favor of Lone Star in May 1993, certain security interests granted to Lone Star in connection therewith and other contractual rights related thereto. The complaint alleges, inter alia, that the Company breached its obligations owed under the Note and its obligations under the agreement granting a security interest to Lone Star, misrepresented the value of the property which is the subject of such security interest and interfered with rights under the agreements relating to the grant of such security interest. The conversion by Lone Star of $130,750 of the Note into 52,300 shares of the Company's unregistered common stock is at issue in such lawsuit. The relief sought is an award of compensatory damages approximating $360,000, punitive damages of a minimum of $1,080,000 and declaratory and injunctive relief. The Company has asserted counterclaims for a judgment declaring the Note paid and additional counterclaims and third party claims seeking an award of compensatory and punitive damages. During January 1996, this case was referred to non-binding mediation. The Company has denied the material allegations of the complaint. Management of the Company believes that it has a meritorious defense to the claims against it and intends to defend its position vigorously. The outcome of this lawsuit cannot be reasonably determined at this time.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              On February 20, 1996, a motion was filed pursuant to Rule 60(b) of the Federal Rules of Civil Procedure requesting the Court to rescind its June 7, 1994 judgment that named the Company the salvor-in-possession of the Titanic (the "Motion"). On May 10, 1996, the Court denied the Motion and amended its June 7, 1994 order so as to require the Company to make frequent periodic reports to the Court as to the status of its activities. Subsequently, the plaintiff filed a notice of appeal and the Company cross appealed. Management of the Company intends to defend its position vigorously.

  7.  COMMITMENTS AND         The Company and its former president entered into
      CONTINGENCIES:          an employment agreement, dated as of May 4, 1993,
                              which provided for, among other things, an annual salary of $360,000, subject to annual salary increases. The agreement also provided for the payment of additional compensation for any personal tax liability that may be incurred as a result of the Company's acquisition of the Management Agreement Option (see Note 2) and granted the former president the right to secure such obligation with a lien on the Company's assets. The Company, based on an opinion from tax counsel, believes that this transaction is not a taxable event. Additionally, the agreement, as amended, granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $1.25 per share, subject to adjustment to prevent dilution. The options were exercisable through May 4, 1998. No portion of the former president's salary was paid.

                              On May 8, 1995, the Company accepted the resignation of its former president and accepted his agreement to terminate his employment agreement, as amended effective January 31, 1995. Pursuant to such termination agreement, such officer waived his rights to all compensation, including stock options, except for a salary of $250,000 per annum retroactive to May 4, 1993, all of which has been accrued at February 28(29), 1995 and 1996. At February 28, 1995, the Company recorded a contribution to capital and a reduction in accounts payable and accrued expenses of $387,691 to reflect the retroactive adjustment of the former president's compensation. It was further agreed that such officer's compensation will be paid at the discretion of the Board of Directors of the Company when the Company has sufficient funds to pay its creditors. Included in accounts payable and accrued expenses at February 28(29), 1995 and 1996 are amounts payable to the former president in the aggregate amount of $458,333 and $500,000, respectively.

                              The Company and the Executive Director of
                              Corporate Public Relations (the "Executive") had entered into an employment agreement, dated as of May 4, 1993, which provided for, among other things, an annual salary of $120,000. Additionally, the agreement, as amended, granted the Executive options to purchase 500,000 shares of the Company's common stock at an exercise price of $1.25 per share, subject to adjustment to prevent dilution. The options were exercisable through May 4, 1998. No portion of the Executive's salary was paid.

                              On May 8, 1995, the Company accepted the resignation of the Executive and accepted his agreement to terminate his employment agreement, as amended effective January 31, 1995. Pursuant to such termination agreement, the Executive waived his right to the stock options issued under his employment agreement. Additionally, on May 8, 1995, the Executive was elected president of the Company and will serve at a salary to be determined by the compensation

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              committee of the Board of Directors. Included in accounts payable and accrued expenses at February 28(29), 1995 and 1996 are amounts payable to the Executive in the aggregate amount of $359,583 and $479,583, respectively.

                              Compensation amounting to approximately $500,000, $581,000 and $162,000 was charged to operations during the years ended February 28(29), 1994, 1995 and 1996, respectively, under these agreements.

                              The Company has entered into a noncancelable operating lease for its office expiring in September 1998. The lease is subject to escalation for (i) the Company's pro rata share of increases in real estate taxes and (ii) increases in a certain index. The approximate future minimum rental commitments over the remaining term of the lease are as follows:

                              Year ending February 28,


                                          1997                      $  61,000
                                          1998                         61,000
                                          1999                         39,000
                               ----------------------------------------------
                                                                    $ 161,000
                               ==============================================


                              Rent expense charged to operations amounted to approximately $36,000, $57,000 and $64,000 for the years ended February 28(29), 1994, 1995 and 1996, respectively, and $168,000 from August 5, 1987 (inception) to February 29, 1996.

 8.    ACCOUNTS PAYABLE AND   Accounts payable and accrued liabilities consist
       ACCRUED LIABILITIES:   of the following:


                                                                                          February 28,    February 29,
                                                                                                 1995            1996
                              ----------------------------------------------------------------------------------------
                              Accrued compensation (see Note 7)                           $   817,916      $   979,583
                              Amount payable for professional fees and consulting             437,719          339,206
                              Amounts payable to foreign vendors                              973,276          519,330
                              Accrued interest                                                 49,335           25,335
                              Other miscellaneous liabilities                                 192,205          160,120
                              ----------------------------------------------------------------------------------------
                                                                                           $2,470,451       $2,023,574
                              ========================================================================================


                              In July 1994, the Company entered into an agreement with IFREMER for the charter of equipment to conduct the Company's third expedition to the Titanic wreck site and was charged $1,000,000. Pursuant to the agreement, as amended, the Company paid IFREMER the sum of $300,000 (proceeds from a convertible subordinated debt, see Note 3) and was obligated to pay an additional $700,000 in two installments of $350,000 each, payable September 30, 1994 and October 1, 1995. During the year ended February 29, 1996, the $350,000 installment due on September 30, 1994 was paid and $70,000 was paid on account of the $350,000 installment due on October 1, 1995. The remaining balance of $280,000 was paid subsequent to February 29, 1996. At February 29, 1996, the unpaid balance of

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              $280,000 has been included in accounts payable and accrued expenses to foreign vendors.

  9.  OTHER RELATED PARTY     A limited partner of TVLP, Taurus International
      TRANSACTIONS:           ("Taurus"), has provided services to TVLP as an
                              agent of TVLP in France. These services have included securing legal representation, insurance coverage, storage facilities and other relationships required to maintain the Artifacts while preservation work has been performed in France by EDF. TVLP was charged fees for providing these services amounting to approximately $127,000 from inception to February 29, 1996. Accounts payable to Taurus amounted to $56,500 and $47,600 as of February 28(29), 1995 and 1996,
                              respectively.

                              During the year ended February 28, 1995, the Company recognized approximately $30,000 of expenses incurred by the Executive on behalf of the Company. Such amount is included in accounts payable and accrued expenses at February 28(29), 1995 and 1996.

10.   EXHIBITIONS:            On February 16, 1994, the Company and the Trustees
                              of the National Maritime Museum of Great Britain
                              (the "National Maritime Museum") entered into an agreement for a six-month exhibition of Titanic artifacts at the National Maritime Museum from October 4, 1994 to March 31, 1995 (the "Prelude
                              Exhibition"). On March 1, 1995, the Company and the National Maritime Museum agreed to extend the Prelude Exhibition through October 1, 1995 (the
                              "Extension Period"). Pursuant to the Prelude
                              Exhibition agreement, approximately 150 to 200
                              Titanic artifacts were displayed. The principal obligations of the Company with respect to the Prelude Exhibition were to make the Titanic artifacts available for the term of such exhibit;
                              provide photographs, video footage and other information relating to the recovery of the Titanic artifacts; provide models and plans of the worldwide exhibition for display in the Prelude
                              Exhibition; and to consult with the National
                              Maritime Museum with respect to the design and content of the Prelude Exhibition. The National
                              Maritime Museum was responsible for the design, fabrication and operation of the Prelude
                              Exhibition ("Project Costs"), and such expenses were subject to recoupment from revenue generated by ticket sales and sponsorship sources. For the period from October 4, 1994 to March 31, 1995, the
                              Company received 50% of revenue from ticket sales from the Prelude Exhibition net of value added tax, refunds and commissions ("Net Revenue") after recoupment of Project Costs. During the Extension
                              Period, the Company received 20% of Net Revenue.

                              The Company entered into an arrangement with Winterland Productions (UK) Limited ("Winterland") to provide Titanic-related products ("Merchandise") in connection with the National Maritime Museum. The net profits from the sale of Merchandise were shared equally among the Company, Winterland and the National Maritime Museum, as defined.

                              At February 28, 1995, amounts due from the Prelude Exhibition and from sale of Merchandise aggregated $131,412. Such amount plus any additional Net Revenue, if any, received in connection with the Prelude Exhibition and sale of Merchandise were first used to repay the outstanding note payable to a law firm (see Note 3).

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

11.   MARKETING AGREEMENT:    The Company has entered into an agreement with an
                              unrelated third party to market and distribute the coal recovered from the Titanic. The agreement provides for the Company to receive 50% of the net profits, as defined.

12.   SUBSEQUENT EVENTS:      Subsequent to February 29, 1996, the following
                              agreements were entered into:

                              a) The Company entered into a letter of agreement with IFREMER for the charter of equipment to conduct the Company's fourth expedition to the Titanic wreck site in the Summer of 1996 ("Summer of 1996 Expedition"). Pursuant to the agreement, the Company will pay IFREMER the sum of approximately $400,000 on June 20, 1996 and $420,000 on July 15, 1996. In addition, the Company would be obligated to pay additional amounts to IFREMER based upon a percentage of the Company's future revenue, as defined, up to a maximum of $980,000 due no later than September 1, 2000. The artifacts recovered during the Summer of 1996 Expedition will serve as collateral for this debt.

                                  In connection with the Summer of 1996
                                  Expedition, the Company has entered into a sponsorship agreement with Guinness Import Company ("GIC"), whereby GIC has been designated an official sponsor of the Summer of 1996 Expedition. Pursuant to the agreement, the Company will receive a sponsorship fee of $150,000.

                                  Additionally, the Company has entered into an agreement with an unrelated third party, a marketing company (see Note 11), to market cruises to the site of the Summer of 1996 Expedition. The agreement provides for the Company to receive 50% of the net profits, as defined.

                              b) The Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe in 1997. Pursuant to the agreement, the Company will receive two-thirds of the net profits, as defined, after recoupment of certain project expenses, as defined. Additionally, the Company received a $350,000 advance, less a 25% refundable withholding tax. The advance is secured by a lien on the currency recovered from the Titanic until the artifacts are delivered.