Form 10-Q
period 1996-05-31
RMS TITANIC INC
filed 1996-07-22
CIK 796764

                                                            MANUALLY SIGNED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended May 31, 1996

/   /   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  For the transition period from            to

Commission file number:  000-24452

                                RMS TITANIC, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                        59-2753162
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

17 Battery Place, Suite 203, New York, NY                    10004
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (212) 558-6300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on July 18, 1996 was 16,137,119.

                                                                                   PAGE
                                                                                   NUMBER
                                                                                   ------
                                     PART I

                              FINANCIAL INFORMATION
Item 1.           Financial Statements                                               3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     12

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                                 15

Item 2.           Changes in Securities                                             16

Item 3.           Defaults Upon Senior Securities                                   16

Item 4.           Submission of Matters to a Vote of Security Holders               16

Item 5.           Other Information                                                 16

Item 6.           Exhibits and Reports on Form 8-K                                  16

Signatures                                                                          17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The financial statements of RMS Titanic, Inc. (the "Company"), formerly First Response Medical, Inc. ("FRM") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The Financial Statements include the assets acquired and liabilities assumed from Titanic Ventures Limited Partnership ("TVLP") on May 4, 1993 (the "Acquisition"). Since TVLP owns a controlling interest in FRM after the Acquisition, the transaction has been accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as reported on Form 10-K for the Company's fiscal year ended February 29, 1996.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET
================================================================================

                                                                           MAY 31,      FEBRUARY 29,
                                                                             1996          1996
- ---------------------------------------------------------------------------------------------------
                                                                      (unaudited)
ASSETS

Current Assets:
  Cash                                                               $     98,538      $     43,803
  Accounts receivable                                                       1,820            19,510
  Refundable withholding tax                                               87,500              --
  Other current assets                                                     10,000            10,000
- ---------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                197,858            73,313

Artifacts Recovered, at cost                                            5,918,376         5,922,350

Deferred Income Tax Asset, net of valuation allowance of
 $1,720,000 and $1,640,000, respectively                                     --                --

Property and Equipment, net of accumulated depreciation
 of $43,405 and $41,333, respectively                                      24,110            26,182

Other                                                                      38,611            38,611
- ---------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                   $  6,178,955      $  6,060,456
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                      $    126,050      $    126,050
  Accounts payable and accrued liabilities                              1,949,464         2,023,574
  Deferred revenue                                                        400,000              --
  Loans payable to partners                                                45,000            45,000
- ---------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                         2,520,514         2,194,624
- ---------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,137,128 shares                                 1,614             1,614
  Additional paid-in capital                                           13,869,963        13,869,963
  Deficit accumulated during the development stage                    (10,213,136)      (10,005,745)
- ---------------------------------------------------------------------------------------------------

      STOCKHOLDERS' EQUITY                                              3,658,441         3,865,832
- ---------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  6,178,955      $  6,060,456
===================================================================================================



                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                                                           PERIOD FROM
                                                         THREE-MONTH     THREE-MONTH    AUGUST 5, 1987
                                                        PERIOD ENDED    PERIOD ENDED    (INCEPTION) TO
                                                              MAY 31,         MAY 31,           MAY 31,
                                                                1996            1995              1996
- ------------------------------------------------------------------------------------------------------
Revenue:
  Licensing fees                                                --              --      $      575,000
  Exhibitions                                                   --       $    290,516          865,799
  Merchandise and other                                  $     3,095           55,487          251,226
  Sale of coal                                                47,725            --              78,430
- ------------------------------------------------------------------------------------------------------

Total revenue                                                 50,820          346,003        1,770,455
- ------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative                                 256,139          249,882        6,678,264
  Depreciation and amortization                                2,072            3,089          108,838
  Interest                                                      --             13,826          915,875
  Financing fees                                                --              6,667          387,012
  Acquisition of Management Agreement Option                    --                --         3,400,000
  Settlement expense                                            --             35,000          221,715
  Provision for uncollectible advances to affiliates            --                --           271,887
- ------------------------------------------------------------------------------------------------------
Total expenses                                               258,211          308,464       11,983,591
- ------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  (207,391)     $    37,539     $(10,213,136)
======================================================================================================

Net income (loss) per common share                       $      (.01)     $       .00             --
======================================================================================================

Weighted average number of common shares outstanding      16,137,128       14,914,778             --
======================================================================================================



                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                                                                        PERIOD FROM
                                                                       THREE-MONTH    THREE-MONTH    AUGUST 5, 1987
                                                                      PERIOD ENDED   PERIOD ENDED    (INCEPTION) TO
                                                                           MAY 31,        MAY 31,           MAY 31,
                                                                              1996           1995              1996
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                      $(207,391)     $  37,539      $(10,213,136)
- -------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                            2,072          3,089           108,838
    Noncash financing costs                                                   --            6,667           387,012
    Acquisition of Management Agreement Option
     for noncash consideration                                                --             --           3,400,000
    Write-off of advances to affiliates                                       --             --             271,887
    Noncash interest expense                                                  --            4,500           886,202
    Expenses paid by TVLP partners and TVLP affiliate
     on behalf of TVLP                                                        --             --             427,564
    Reduction in artifacts recovered                                         3,974           --               6,974
    Changes in operating assets and liabilities, net of
     effect from acquisition:
       Decrease (increase) in accounts receivable                           17,690        (32,274)           (1,820)
       Increase in refundable withholding tax                              (87,500)          --             (87,500)
       Decrease (increase) in other current assets                            --           11,065           (10,000)
       Increase in advances to TVLP affiliates                                --             --            (271,887)
       Increase in other assets                                               --             --             (38,611)
       Increase in organization costs (fully amortized)                       --             --             (60,483)
       (Decrease) increase in note payable, accounts payable and
        accrued liabilities                                                (74,110)      (498,708)        4,087,859
       Increase in deferred revenue                                        400,000           --             400,000
- -------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                  262,126       (505,661)        8,706,035
- -------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 54,735       (468,122)       (1,507,101)
- -------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Artifact recovery costs, including related deposits                         --             --          (3,852,975)
  Purchases of property and equipment                                         --             --             (72,465)
- -------------------------------------------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                                     --             --          (3,925,440)
- -------------------------------------------------------------------------------------------------------------------

                                                                     (continued)



                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                                                                            PERIOD FROM
                                                                  THREE-MONTH           THREE-MONTH      AUGUST 5, 1987
                                                                 PERIOD ENDED          PERIOD ENDED      (INCEPTION) TO
                                                                       MAY 31,               MAY 31,             MAY 31,
                                                                         1996                  1995                1996
- -----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Loans from TVLP partners                                                 -                     -         $    432,705
  Proceeds from notes payable                                              -                     -              650,000
  Proceeds from issuance of common stock and capital
   contributions                                                           -              $ 921,954           7,209,446
  Stock issuance costs                                                     -                     -           (1,150,707)
  Repayment of advances from TVLP partner                                  -                     -             (475,000)
  Repayment of notes payable                                               -               (255,926)         (1,135,365)

- -----------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                          -                666,028           5,531,079
- -----------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                  $54,735               197,906              98,538

Cash at beginning of period                                            43,803                   531               - 0 -

- -----------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                 $98,538             $ 198,437        $     98,538
=======================================================================================================================



                                               See Notes to Financial Statements

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



Note 1 - The accompanying condensed financial statements of RMS Titanic, Inc. (the "Company"), formerly First Response Medical, Inc. ("FRM"), include the assets acquired and the liabilities assumed from Titanic Ventures Limited Partnership ("TVLP") on May 4, 1993 (the "Acquisition"). Since TVLP owns a controlling interest in FRM after the Acquisition, the transaction has been accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. Accordingly, the historical financial statements of TVLP prior to May 4, 1993 have been substituted for the historical financial statements of FRM.

            The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1996 and its results of operations and its cash flows for the three months ended May 31, 1996 and 1995. Results of operations for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2 - Net income per share on common stock is based upon the weighted average number of shares outstanding. The dilutive effect of common stock equivalents is not material. For the calculation of the net loss per share on common stock for the three months ended May 31, 1996, options and warrants to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an anti-dilutive effect.

Note 3- The Company has entered into a charter agreement with IFREMER for the charter of equipment to conduct the Company's fourth expedition to the Titanic wreck site in the Summer of 1996 ("Summer of 1996 Expedition"). The agreement provides for the payment to IFREMER of the sum of approximately $400,000 in June 1996 and $420,000 on July 15, 1996. These payments were amended and subject to the Company's consummation of a transaction for the production

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



            of television programs relating to the Summer of 1996 Expedition, pursuant to which such payments are to be made by third parties for the account of the Company. See Note 6 below. In addition, the Company is obligated to pay additional amounts to IFREMER based upon a percentage of the Company's future revenue, as defined, up to a maximum of $980,000 due not later that September 1, 2000. The artifacts recovered during the Summer of 1996 Expedition will serve as collateral for this debt.

            In connection with the Summer of 1996 Expedition, the Company has entered into a sponsorship agreement with Guiness Import Company ("GIC"), whereby GIC has been designated as an official sponsor of the Summer of 1996 Expedition. Pursuant to the agreement, the Company will receive a sponsorship fee of $150,000. During the quarter entered May 31, 1996, the Company received $50,000 as an advance on the sponsorship fee. Such advance is included in deferred revenue in the accompanying May 31, 1996 balance sheet.

Note 4 - The Company has entered into an agreement with an unrelated third party to market cruises to the site of the Summer of 1996 Expedition. The agreement provides for the Company to receive 50% of the net profits, as defined.

Note 5 - The Company has entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe in 1997. Pursuant to the agreement, the Company will receive two-thirds of the net profits, as defined, after the recoupment of certain project expenses, as defined. During the quarter ended May 31, 1996 the Company received a $350,000 advance against the Company's share of profits, less a 25% ($87,500) refundable withholding tax. The advance is secured by a lien on the currency recovered from the Titanic until the artifacts are delivered. Such exhibition profit advance is included in deferred revenue in the accompanying May 31, 1996 balance sheet.

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



Note 6 - The Company and two unrelated television production companies have entered into an agreement for the production and exploitation of audio and visual recordings with respect to the Summer of 1996 Expedition (the "Productions"). Pursuant to the terms of the agreement, the Company's obligations to pay IFREMER approximately $820,000 prior to the commencement of the Summer of 1996 Expedition have been paid as a result of entering into this arrangement. The Company is obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant to one of such unrelated third parties certain rights to present information and images concerning the Summer of 1996 expedition on the Internet, and the balance of $60,000 of which is due from the Company on April 16, 1997. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the marketing and sale of home videos based upon the Summer of 1996 Expedition.

Note 7 - The Company is a named defendant in a lawsuit commenced in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087). The plaintiff therein alleges Lone Star Casino Corporation ("Lone Star") has assigned to it Lone Star's rights under a promissory note (the "Note") executed by the Company in favor of Lone Star in May, 1993, certain security interests granted to Lone Star in connection therewith, and other contractual rights related thereto. The complaint alleges, inter alia, that the Company breached its obligations owed under the Note and its obligations under the agreement granting a security interest to Lone Star, misrepresented the value of the property which is the subject of such security interest, and interfered with rights under the agreements relating to the grant of such security interest. The relief sought is an award of compensatory damages approximating $360,000, punitive damages of a minimum of $1,080,000, and declaratory and injunctive relief.

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



            The Company denied the material allegations of the Complaint and asserted counterclaims for a judgment declaring the promissory note paid and additional counterclaims and third-party claims seeking an award of compensatory and punitive damages. In July 1996, a settlement of this proceeding was reached, subject to the execution of definitive settlement documents. Pursuant to the settlement, the Company will pay to Lone Star $154,271.62 in twelve (12) equal monthly installments commencing September 15, 1996, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved. Additionally, affiliates of Lone Star have agreed to release the Company from liabilities amounting to approximately $40,000, and the Company has agreed to issue 40,000 unregistered shares of Common Stock to Lone Star.

            On February 20, 1996, a third-party filed a motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in the United States District Court for the Eastern District of Virginia motion for an order rescinding the June 7, 1994 award to the Company of salvor-in-possession status with respect to the Titanic (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel believed to be the RMS TITANIC, in rem, No. 2:93cv902). By order entered May 10, 1996, such motion was denied and the Court modified its June 7, 1994 order awarding salvor-in-possession status to the Company to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities. The third-party has filed a notice of appeal from such May 10, 1996 order, and the Company has filed a cross-appeal with respect to the Court having granted standing to such third-party. Management of the Company intends to vigorously defend against such appeal and to vigorously prosecute its cross-appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MAY 31, 1996 VERSUS
THE QUARTER ENDED MAY 31, 1995

     During the first quarter of its 1997 fiscal year (the "1997 fiscal year"), the Company's revenues decreased approximately 85% as compared to the first quarter of its 1996 fiscal year (the "1996 fiscal year"). This decrease was principally attributable to the Company having presented its prelude exhibition at the National Maritime Museum of Greenwich, London, England (the "National Maritime Museum") during its 1996 fiscal year, as compared to not having had exhibition activities during the first quarter of its 1997 fiscal year. The Company's general and administrative expenses increased approximately 3% during the first quarter of its 1997 fiscal year as compared to the first quarter of its 1996 fiscal year, principally as a result of a combination of a decrease in executive compensation and an increase in legal fees attributable to a legal challenge to the Company's salvor-in-possession status. Interest expenses decreased approximately 100% during the first quarter of its 1997 fiscal year as compared to the first quarter of its 1996 fiscal year as a result of a decrease in notes payable. Financing fees of $6,667 attributable to notes payable were incurred in the first quarter of the Company's 1996 fiscal year, as compared to zero in the first quarter of the Company's 1997 fiscal year. During the first quarter of the 1996 fiscal year, the Company incurred an expense of $35,000 related to the settlement of litigation.

                         LIQUIDITY AND CAPITAL RESOURCES

     Notes payable as of May 31, 1996 represent approximately $126,000 (excluding accrued interest of approximately $25,000) owed to Lone Star Casino Corporation ("Lone Star") pursuant to a promissory note executed in May 1993. Pursuant to a settlement agreement to resolve legal proceedings to enforce such promissory note and counterclaims and third-party claims asserted by the Company, it was agreed that the Company would pay Lone Star $154,271.62 in twelve (12) equal monthly installments, commencing September 15, 1996, subject to acceleration in the event that the Company achieves certain levels of revenue during such period. See Part II, Item 1 of this report. The Company's capital commitments during its 1997 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officers.

     In connection with its 1994 expedition to the wreck site of the RMS Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was an advance against the Company's share of profits from Titanic coal sales and sales of cabins of the cruise ships which will accompany the Company on its 1996 research and recovery expedition. The $280,000 was reduced by approximately $47,000 from the sale of coal during the quarter ended May 31, 1996. The Company cannot forecast when, if ever, reimbursement of such 1994 charter expenses will be made to the Company by RMS Foundation, Inc. (an unrelated entity) which had undertaken to provide such funding under its agreement for the exhibition planned at the Queen Mary Seaport Complex in Long Beach, California, or when, if ever, construction and fabrication of such exhibit will commence.

     The Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,100,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the proposed Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues from any exhibition of artifacts organized by a third party. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. The Company has entered into an agreement for a television production related to the Company's 1996 expedition, pursuant to which the Company's obligations to make the June and July 1996 payments to IFREMER have been paid as part of the television production budget. The Company is obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant of certain rights to present information and images concerning the 1996 expedition on the Internet, and the balance of $60,000 of which is due from the Company on April 16, 1997. The Company has retained the rights for commercial exploitation of recordings made at the

Titanic wreck site in a print format and certain royalty and other rights with respect to the sale of home videos based upon the 1996 expedition.

     Apart from the Company's obligations to IFREMER in connection with its 1996 research and recovery expedition, the Company's near term operating needs will be financed principally from the advance distribution of profits paid to the Company under its agreement for the exhibition of Titanic artifacts in Europe in 1997, sponsorship fees paid and to be paid by GIC in connection with the 1996 research and recovery expedition, revenues derived from marketing of cruises in conjunction with the Company's research and recovery expedition to the Titanic wreck site, and revenues from its sale of coal and other merchandise related to the 1996 expedition. The Company also expects to obtain additional revenues in the near term through execution of a definitive agreement for the exhibition of Titanic artifacts in Memphis, Tennessee from on or about April 1, 1997 through September 30, 1997. The Company expects its conservation expenses to increase in its fiscal year commencing March 1, 1996 as a result of the need to prepare artifacts for exhibition in Europe and Memphis. Additionally, the commencement of the touring of the Company's Waterborne Exhibition would further increase the Company's requirements for conserved artifacts, and its conservation expenses would increase further as a result thereof. In the event that revenues are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

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

     With respect to its long-term exhibition plans, the Company has the alternative of arranging other income producing exhibitions similar to the prelude exhibition at the National Maritime Museum, and the planned 1997 exhibitions in Europe and Memphis, without the need for substantial additional capital. The Company is also presently exploring the possibility of establishing a short-term exhibition in New York City or elsewhere for the exhibit of the section of the hull of the Titanic and other artifacts that may be recovered during the 1996 expedition. Such an exhibition, if established, would commence no earlier than the middle of September 1996 and end no later than February 1997. The Company's ability to establish such an exhibition will be dependent upon obtaining capital from external sources, through a co-venture with a third party or otherwise. No assurances can be made that such financing will be available on terms that are acceptable to the Company, or, if available, that the Company will be successful in securing a suitable venue in New York City or elsewhere for such an exhibition.

     In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the first quarter of its 1997 fiscal year, there were no significant fluctuations in the exchange rates. Although the Company's financial arrangements with the National Maritime Museum and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The lawsuit previously reported commenced against the Company in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087) has been settled, subject to the execution of definitive settlement documents. Pursuant to the settlement, the Company will pay to an affiliate of the plaintiff $154,271.62 in twelve (12) equal monthly installments commencing September 15, 1996, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved.

     There has been no other material change in litigation reported in the Company's Annual Report on Form 10-K for its fiscal year ended February 29, 1996.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS

          10.1 Promotion Agreement dated March 8, 1995 between the Company and Guiness Import Company.

          10.2 Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

          10.3 Pledge Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

          10.4 Bailment Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

          (b) REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K dated March 27, 1996 reporting on Items 1 and 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:  July 22, 1996             By: /s/ George Tulloch
                                     -------------------------------------------
                                     George Tulloch, Principal Executive Officer
                                     and Acting Principal Accounting Officer

                                EXHIBIT INDEX
                                -------------

Exhibit No.                    Description
- -----------                    -----------

   10.1 Promotion Agreement dated March 8, 1995 between the Company and Guiness Import Company.

   10.2        Agreement dated April 15, 1996 between the Company and CRE-CO
               Finanz GmbH.

   10.3 Pledge Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

   10.4 Bailment Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

   27          Financial Data Schedule