Form 10-Q
period 1996-08-31
RMS TITANIC INC
filed 1996-10-22
CIK 796764

                              MANUALLY SIGNED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended August 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from            to
                                                  --------     -------

Commission file number:  000-24452

                                RMS TITANIC, INC.
             (Exact name of registrant as specified in its charter)


           FLORIDA                               59-2753162
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

17 BATTERY PLACE, SUITE 203, NEW YORK, NY       10004
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (212) 558-6300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on October 18, 1996 was 16,137,119.

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.           Financial Statements                                       3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             12

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                         17

Item 2.           Changes in Securities                                     18

Item 3.           Defaults Upon Senior Securities                           18

Item 4.           Submission of Matters to a Vote of Security Holders       18

Item 5.           Other Information                                         18

Item 6.           Exhibits and Reports on Form 8-K                          18

Signatures                                                                  19

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

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEET

===============================================================================================================

                                                                                  AUGUST 31,         FEBRUARY 28,
                                                                                       1996                 1996
----------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
ASSETS

Current Assets:
  Cash                                                                         $     28,739        $     43,803
  Accounts receivable                                                                18,742              19,510
  Refundable withholding tax                                                         87,500
  Other current assets                                                               14,474              10,000
---------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                          149,455              73,313

Artifacts Recovered, at cost                                                      7,715,373           5,922,350

Deferred Income Tax Asset, net of valuation allowance of $1,910,000 and $1,640,000, respectively

Property and Equipment, net of accumulated depreciation
 of $45,477 and $41,433, respectively                                                24,122              26,182

Other                                                                                38,611              38,611
---------------------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                             $  7,927,561        $  6,060,456
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                                 $    126,050        $    126,050
  Accounts payable and accrued liabilities                                        3,020,557           2,023,574
  Deferred revenue                                                                  350,000
  Loans payable to partners                                                          45,000              45,000
---------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                   3,541,607           2,194,624
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,137,128 and 16,137,128 shares, respectively              1,614               1,614
  Additional paid-in capital                                                     13,869,963          13,869,963
  Deficit accumulated during the development stage                               (9,485,623)        (10,005,745)

---------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                        4,385,954           3,865,832
---------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  7,927,561        $  6,060,456
===============================================================================================================

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                   THREE-MONTH PERIOD           THREE-MONTH PERIOD           SIX-MONTH PERIOD
                                                      ENDED AUGUST 31,             ENDED AUGUST 31,           ENDED AUGUST 31,
                                                                 1996                         1995                       1996
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
  Licensing fees                                        $     860,000                                            $    860,000
  Exhibitions                                                                         $    199,219
  Merchandise and other                                         4,811                       55,322                      7,906
  Sponsorship fees                                            150,000                                                 150,000
  Sale of coal                                                 18,371                                                  66,096
-----------------------------------------------------------------------------------------------------------------------------
Total revenue                                               1,033,182                      254,541                  1,084,002
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                                  303,597                      147,555                    559,736
  Depreciation and amortization                                 2,072                        3,089                      4,144
  Interest
  Financing fees
  Acquisition of Management Agreement Option
  Settlement expense
  Provision for uncollectible advances to affiliates
-----------------------------------------------------------------------------------------------------------------------------
Total expenses                                                305,669                      150,644                    563,880
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             727,513                 $    103,897               $    520,122
=============================================================================================================================
Net income per common share                             $         .05                 $            .01          $         .03
=============================================================================================================================
Weighted average common shares outstanding                 16,137,128                   16,115,172                 16,137,128
=============================================================================================================================


                                                                                           PERIOD FROM
                                                                                         AUGUST 5, 1987
                                                              SIX-MONTH PERIOD              (INCEPTION)
                                                               ENDED AUGUST 31,            TO AUGUST 31,
                                                                          1995                     1996
-------------------------------------------------------------------------------------------------------

Revenue:
  Licensing fees                                                                            $ 1,435,000
  Exhibitions                                                     $    489,735                  865,799
  Merchandise and other                                                110,809                  256,037
  Sponsorship fees                                                                              150,000
  Sale of coal                                                                                   96,801
-------------------------------------------------------------------------------------------------------
Total revenue                                                          600,544                2,803,637

Expenses:
  General and administrative                                           397,437                6,981,861
  Depreciation and amortization                                          6,178                  110,910
  Interest                                                              13,826                  915,875
  Financing fees                                                         6,667                  387,012
  Acquisition of Management Agreement Option                                                  3,400,000
  Settlement expense                                                    35,000                  221,715
  Provision for uncollectible advances to affiliates                                            271,887
-------------------------------------------------------------------------------------------------------
Total expenses                                                         459,108               12,289,260
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    141,436              $(9,485,623)
=======================================================================================================
Net income per common share                                       $        .01
=======================================================================================================
Weighted average common shares outstanding                          15,535,599
=======================================================================================================

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

                                                                                                                      PERIOD FROM
                                                                               SIX-MONTH            SIX-MONTH      AUGUST 5, 1987
                                                                            PERIOD ENDED         PERIOD ENDED      (INCEPTION) TO
                                                                               AUGUST 31,           AUGUST 31,          AUGUST 31,
                                                                                    1996                 1995                1996
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                          $   520,122           $  141,436         $(9,485,623)
---------------------------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                  4,144                6,178             110,910
    Noncash financing costs                                                                             6,667             387,012
    Acquisition of Management Agreement Option
     for noncash consideration                                                                                          3,400,000
    Write-off of advances to affiliates                                                                                   271,887
    Noncash interest expense                                                                            4,500             886,202
    Expenses paid by TVLP partners and TVLP affiliate
     on behalf of TVLP                                                                                                    427,564
    Reduction in artifacts recovered                                               6,977                                    9,977
    Changes in operating assets and liabilities, net of effect from acquisition:
       Increase (decrease) in accounts receivable                                    768             (103,545)            (18,742)
       Increase in refundable withholding tax                                    (87,500)                                 (87,500)
       Decrease (increase) in other current assets                                (4,474)              10,631             (14,474)
       Increase in advances to TVLP affiliates                                                                           (271,887)
       Increase in other assets                                                                                           (38,611)
       Increase in organization costs (fully amortized)                                                                   (60,483)
       (Decrease) increase in note payable, accounts payable and
        accrued liabilities                                                       16,983             (449,349)          3,378,952
       Increase in deferred revenue                                              350,000                                  350,000
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                        286,898             (524,918)          8,730,807
---------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      807,020             (383,482)           (754,816)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs, including related deposits                           (820,000)                              (4,672,975)
  Purchases of property and equipment                                             (2,084)                                 (74,549)
---------------------------------------------------------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                                       (822,084)                              (4,747,524)
---------------------------------------------------------------------------------------------------------------------------------

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

                                                                                                               PERIOD FROM
                                                                       SIX-MONTH            SIX-MONTH         AUGUST 5, 1987
                                                                     PERIOD ENDED         PERIOD ENDED         (INCEPTION) TO
                                                                        AUGUST 31,           AUGUST 31,             AUGUST 31,
                                                                             1996                 1995                   1996
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Loans from TVLP partners                                                                                      $     432,705
  Proceeds from notes payable                                                                                         650,000
  Proceeds from issuance of common stock and capital contributions                          $  921,956              7,209,446
  Stock issuance costs                                                                                             (1,150,707)
  Repayment of advances from TVLP partner                                                                            (475,000)
  Repayment of notes payable                                                                  (436,492)            (1,135,365)
-----------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              485,464              5,531,079
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                          $(15,064)             101,982                 28,739

Cash at beginning of period                                                43,803                  531               - 0 -
-----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $  28,739           $  102,513          $      28,739
=============================================================================================================================

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

                  The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1996 and its results of operations and its cash flows for the three months and six months ended August 31, 1996 and 1995. Results of operations for the three and six month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2 - Net income per share on common stock is based upon the weighted average number of shares outstanding. The dilutive effect of common stock equivalents is not material.

Note 3- The Company entered into a charter agreement with IFREMER for the charter of equipment to conduct the Company's fourth expedition to the Titanic wreck site in the Summer of 1996 ("Summer of 1996 Expedition"). Pursuant to the charter agreement, sums aggregating $820,000 were paid to IFREMER during the quarter ended August 31, 1996. See
                  Note 6 below. In addition, the Company is obligated to pay additional amounts to IFREMER based upon a percentage of the Company's future revenue, as defined, up to $980,000 due not later that September 1, 2000. The artifacts recovered during the Summer of 1996 Expedition serve as collateral for this debt.

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



                  In connection with the Summer of 1996 Expedition, the Company entered into a sponsorship agreement with Guiness Import Company ("GIC"), whereby GIC was designated as an official sponsor of the Summer of 1996 Expedition. Pursuant to the agreement, the Company earned a sponsorship fee of $150,000.

Note 4 - The Company has entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe in 1997. Pursuant to the agreement, the Company will receive two-thirds of the net profits, as defined, after the recoupment of certain project expenses, as defined. During the six months ended August 31, 1996 the Company received a $350,000 advance against the Company's share of profits, less a 25% ($87,500) refundable withholding tax. The advance is secured by a lien on the currency recovered from the Titanic until the artifacts are delivered. Such exhibition profit advance is included in deferred revenue in the accompanying August 31, 1996 balance sheet.

                  The Company has entered into an agreement with the City of Memphis, Tennessee for an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 to September 30, 1997. Pursuant to the agreement, the Company will receive $720,000 in installments between September 1996 and August 1, 1997, and will receive two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of $4,850,000.

                  Subsequent to August 31, 1996, the Company has entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, for an exhibition of Titanic artifacts at Nauticus from November 27, 1996 through March 31, 1997. Pursuant to the agreement, the Company will receive one-third of revenues from the sale of the first 150,000 tickets and fifty (50%) percent of revenues from the sale of more than 150,000 tickets. In addition, the Company will receive fifty (50%) percent of net profits, as

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  defined, from the sale of merchandise at the exhibition, and fifty (50%) of sponsorship revenues net of the difference, if any, between $500,000 expended by Nauticus for the design, construction and marketing of the exhibition and Nauticus' share of ticket revenues and net profits from the sale of merchandise at the exhibition.



Note 5 - The Company and two unrelated television productions companies entered into an agreement whereby the Company granted certain rights to the production companies for the production and exploitation of audio and visual recordings with respect to the Summer of 1996 Expedition (the "Productions"). Pursuant to the terms of the agreement, the Company's obligations to pay IFREMER approximately $820,000 prior to the commencement of the Summer of 1996 Expedition were satisfied as a result of entering into this arrangement. The Company agreed to contribute $100,000 to such production, $40,000 of which was satisfied through the grant to one of such unrelated third parties certain rights to present information and images concerning the Summer of 1996 expedition on the Internet, and the balance of $60,000 of which is due from the Company on April 16, 1997. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the marketing and sale of home videos based upon the Summer of 1996 Expedition.


Note 6 - The Company is a named defendant in a lawsuit commenced in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087). The plaintiff therein alleges Lone Star Casino Corporation ("Lone Star") has assigned to it Lone Star's rights under a promissory note (the "Note") executed by the Company in favor of Lone Star in May, 1993, certain security interests granted to Lone Star in connection therewith, and other contractual rights related thereto. The complaint alleges, inter alia, that the Company breached its obligations owed under the Note and its

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  obligations under the agreement granting a security interest to Lone Star, misrepresented the value of the property which is the subject of such security interest, and interfered with rights under the agreements relating to the grant of such security interest. The relief sought is an award of compensatory damages approximating $360,000, punitive damages of a minimum of $1,080,000, and declaratory and injunctive relief. The Company denied the material allegations of the Complaint and asserted counterclaims for a judgment declaring the promissory note paid and additional counterclaims and third-party claims seeking an award of compensatory and punitive damages. In July 1996, a settlement of this proceeding was reached, subject to the execution of definitive settlement documents. Pursuant to the contemplated settlement, the Company will pay to Lone Star $154,271.62 in twelve (12) equal monthly installments commencing as of September 15, 1996, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved. Additionally, affiliates of Lone Star have agreed to release the Company from liabilities amounting to approximately $40,000, and the Company has agreed to issue 40,000 unregistered shares of Common Stock to Lone Star.

                  On February 20, 1996, a third-party filed a motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in the United States District Court for the Eastern District of Virginia motion for an order rescinding the June 7, 1994 award to the Company of salvor-in-possession status with respect to the Titanic (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel believed to be the RMS TITANIC, in rem, No. 2:93cv902). By order entered May 10, 1996, such motion was denied and the Court modified its June 7, 1994 order awarding

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  salvor-in-possession status to the Company to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities. On August 13, 1996, the Court amended such May 10, 1996 order so as to include the award of exclusive rights to photograph the Titanic within the award of salvor-in-possession status. The third-party has filed a notice of appeal from such May 10, 1996 and August 13, 1996 orders, and the Company has filed a cross-appeal with respect to the Court having granted standing to such third-party. In October 1996, it was agreed, subject to the execution of definitive agreements relating to the settlement of an unrelated action between such third-party and the principal shareholder of the Company, that such appeals and cross-appeal will be dismissed. In the event that such appeal and cross-appeal are not dismissed by a consummated settlement, management of the Company intends to vigorously defend against such appeal and to vigorously prosecute its cross-appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 1996 VERSUS
THE QUARTER ENDED AUGUST 31, 1995

FOR THE SIX MONTHS ENDED AUGUST 31, 1996 VERSUS
THE SIX MONTHS ENDED AUGUST 31, 1995

         During the second quarter of the Company's 1997 fiscal year and the first six months of its 1997 fiscal year, the Company's total revenues increased approximately 306% and approximately 81%, respectively, as compared to the corresponding periods of its 1996 fiscal year. These changes were principally attributable to the Company having earned licensing fees of $860,000 during the second quarter of its 1997 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the Summer of 1996 (the "Summer of 1996 Expedition"), and $150,000 from the granting of sponsorship rights with respect to the Summer of 1996 expedition, as compared to zero revenues during the first six months of the 1996 fiscal year from licensing or sponsorship fees. Additionally, the Company earned revenue of $66,096 from the sale of coal during the first six months of its 1997 fiscal year, of which $18,371 was earned during the second quarter, as compared to zero revenue from the sale of coal during the first six months of the 1996 fiscal year. During the second quarter of its 1996 fiscal year and the first six months of its 1996 fiscal year, the Company earned exhibition revenue of $199,219 and $489,735, respectively, and merchandise and other revenue of $55,322 and $110,809, respectively, as compared to zero revenues from exhibition activities during the first six months of its 1997 fiscal year and $7,906 of merchandise and other revenue during the first six months of its 1997 fiscal year, of which $4,811 was earned during the second quarter of its 1997 fiscal year. This decrease in exhibition and merchandise revenue was principally attributable to the Company having presented its prelude exhibition at the National Maritime Museum of Greenwich, London, England (the "National Maritime Museum") during its 1996 fiscal year, as compared to not having had exhibition and related merchandise activities during the first six months of its 1997 fiscal year.

         The Company's general and administrative expenses increased approximately 106% during the second quarter of its 1997 fiscal year as compared to the second quarter of its 1996 fiscal year, and increased approximately 41% during the first six months of its 1997 fiscal year as compared to the first six months of its 1996 fiscal year. Such increases were primarily attributable to expenses of $100,000 related to the production of audio and visual recordings of the Summer of 1996 Expedition, travel expenditures related to the Summer of 1996 Expedition and an increase in legal fees attributable to a legal challenge to the Company's salvor-in-possession status. Interest expenses decreased 100% during the first six months of the Company's 1997 fiscal year as compared to the first six months of its 1996 fiscal year, primarily as a result of the reduction of notes payable. Financing fees attributable to notes payable decreased 100% during the first six months of the Company's 1997 fiscal year as compared to the first six months of its 1996 fiscal year.

         The Company has entered into an agreement with the City of Memphis, Tennessee for the presentation of an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 through September 30, 1997. Pursuant to the exhibition agreement, the City of Memphis is responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. Additionally, pursuant to the agreement, the Company will receive $720,000 in installments between September 1996 and August 1, 1997, and will also receive two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of $4,850,000. The Memphis exhibition will display in themed galleries approximately 300 artifacts recovered between 1987 and 1994 by the Company, including a bronze cherub, stained glass window, ship's binoculars, steward's jacket, wrought-iron bench end from a deck chair, and antique jewelry. This exhibition will also include an 18-foot scale model of the Titanic, replications of a First Class stateroom, dining rooms, Third Class and crew cabins and recreational areas of the Titanic, the Marconi Room, and a model of the wrecked bow.

         Additionally, subsequent to August 31, 1996, the Company entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, to exhibit artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition from November 27, 1996 through March 31, 1996 (the "Norfolk Exhibition"). Approximately twenty-five (25) unrestored artifacts recovered during the Summer of 1996 expedition (including a telegraph, a large silver soup tureen, binoculars in a leather case, a ship's whistle and a porthole) and ten (10) conserved artifacts from prior expeditions will be displayed at the Norfolk Expedition, together with a life-size rendition of the 20 ton section of the Titanic hull that the Company sought to raise from the debris field surrounding the Titanic wreck site during the Summer of 1996 Expedition, a two-ton flotation bag used in artifact recovery operations, and a full-size replica of a three-ton light tower that the Company utilized to illuminate portions of the wreck during the Summer of 1996 Expedition. Pursuant to the Norfolk Exhibition Agreement, Nauticus is responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. The Company will receive one-third of revenues from the sale of the first 150,000 tickets and fifty (50%) of revenues from the sale of more than 150,000 tickets. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Norfolk Exhibition, and fifty (50%) of sponsorship revenues net of the difference, if any, between $500,000 expended by Nauticus for the design, construction and marketing of the exhibition and Nauticus' share of ticket revenues and net profits from the sale of merchandise at the exhibition.

                         LIQUIDITY AND CAPITAL RESOURCES

         Notes payable as of August 31, 1996 represent approximately $126,000 (excluding accrued interest of approximately $25,000) owed to Lone Star Casino Corporation ("Lone Star") pursuant to a promissory note executed in May 1993. Pursuant to a settlement agreement to resolve legal proceedings to enforce such promissory note and counterclaims and third-party claims asserted by the Company, it was agreed that the Company would pay Lone Star $154,271.62 in twelve (12) equal monthly installments, commencing as of September 15, 1996, subject to acceleration in the event that the Company achieves certain levels of revenue during such period. See Part II, Item 1 of this report. The Company's capital commitments during its 1997 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officer. Material contingencies include the outcome of pending lawsuits. The Company has agreed to pay to LP3 for conservation of the artifacts to be exhibited at the Memphis exhibition $200,000 of the $720,000 to be paid to the Company pursuant to the Memphis exhibition agreement.

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and

December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was an advance against the Company's share of profits from Titanic coal sales and sales of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition. The $280,000 was reduced by approximately $68,000 from the sale of coal during the six months ended August 31, 1996. There were no profits from sale of cruise ship cabins for the 1996 expedition. The Company cannot forecast when, if ever, reimbursement of such 1994 charter expenses will be made to the Company by RMS Foundation, Inc. (an unrelated entity) which had undertaken to provide such funding under its agreement for the exhibition planned at the Queen Mary Seaport Complex in Long Beach, California, or when, if ever, construction and fabrication of such exhibit will commence.

         The Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,100,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues from any exhibition of artifacts organized by a third party. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. The Company entered into an agreement for a television production whereby the Company granted certain rights to the production companies for the production and exploitation of audio and visual recordings related to the 1996 expedition. The Company's obligations to make the June and July 1996 payments to IFREMER were paid as part of the television production budget. The Company is obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant of certain rights to present information and images concerning the 1996 expedition on the Internet, and the balance of $60,000 of which is due from the Company on April 16, 1997. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the sale of home videos based upon the 1996 expedition. The Company has also granted to the television production companies a right of first negotiation with respect to the Company's next expedition to the Titanic wreck site.

         Apart from the Company's obligations to IFREMER in connection with its 1996 research and recovery expedition, the Company's near term operating needs will be financed principally from the advance distribution of profits paid to the Company under its agreement for the exhibition of Titanic artifacts in Europe in 1997, revenues from the Norfolk Exhibition, payment of exhibition fees to the Company for the Memphis Exhibition, and revenues from its sale of coal and other merchandise through direct market activities. The Company expects its conservation expenses to increase in its fiscal year commencing March 1, 1996 as a result of the need to prepare artifacts for exhibition in Europe and Memphis. In the event that cash flows are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

         With respect to its long-term exhibition plans, the Company is exploring the possibility of arranging other income producing exhibitions similar to the prelude exhibition at the National Maritime Museum, or the Norfolk, Memphis and planned 1997 European exhibitions, without the need for substantial additional capital, prior to the commencement of the planned worldwide touring Waterborne Exhibition.

         In order for the Company to design, construct and embark on the planned Waterborne Exhibition, additional debt and/or equity financing will be required. While management believes that such financing will be available, no assurances can be given that the Company will be successful in its efforts to obtain additional financing, or that such financing will be available on a satisfactory timetable. If the Company is unable to arrange income producing exhibitions similar to the prelude exhibition at the National Maritime Museum, or the Norfolk, Memphis and planned 1997 European exhibitions, or funding for the planned worldwide touring exhibition is not obtained, there could be a curtailment of the Company's long-term business activities and material delays in the implementation of its business plans.

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the first six months of its 1997 fiscal year, there were no significant fluctuations in the exchange rates. Although the Company's financial arrangements with the National Maritime Museum and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The lawsuit previously reported commenced against the Company in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087) has been settled, subject to the execution of definitive settlement documents. Pursuant to the settlement, the Company will pay to an affiliate of the plaintiff $154,271.62 in twelve (12) equal monthly installments commencing as of September 15, 1996, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved.

         The appeal and cross-appeal in the legal proceedings in the United States District Court for the Eastern District of Virginia previously reported pertaining to the motion of a third-party seeking an order rescinding the salvor-in-possession status of the Company will be voluntarily dismissed, subject to the execution of definitive agreements relating to the settlement of an unrelated action between such third party and other parties, including the principal shareholder of the Company.

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

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (A) EXHIBITS

                  10.1     1996 Charter Agreement with IFREMER.

                  10.2 Agreement dated August 8, 1996 between the Company and the City of Memphis.

                  10.2 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (omitted and filed separately as confidential information).


                  (B) REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                 (Registrant)

Dated:   October 21, 1996        By:  /s/George Tulloch
                                     -------------------------------------------
                                     George Tulloch, Principal Executive Officer





Dated:   October 21, 1996        By: /s/Nicholas Vitti
                                    --------------------------------------------
                                    Nicholas Vitti, Principal Accounting Officer