Form 10-Q
period 1996-11-30
RMS TITANIC INC
filed 1997-01-21
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 1996

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

         The number of shares outstanding of the registrant's common stock on January 17, 1997 was 16,137,119.

                                                                                PAGE
                                                                               NUMBER
                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements                                                   3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         12

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                     17

Item 2.    Changes in Securities                                                 17

Item 3.    Defaults Upon Senior Securities                                       17

Item 4.    Submission of Matters to a Vote of Security Holders                   17

Item 5.    Other Information                                                     18

Item 6.    Exhibits and Reports on Form 8-K                                      18

Signatures                                                                       19

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

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET

                                                                       NOVEMBER 30,        FEBRUARY 28,
                                                                          1996                 1996
                                                                       ------------        ------------
                                                                       (unaudited)

ASSETS

Current Assets:
  Cash                                                                 $     14,717        $     43,803
  Accounts receivable                                                        30,608              19,510
  Refundable withholding tax                                                 87,500
  Other current assets                                                       14,372              10,000
                                                                       ------------        ------------

      TOTAL CURRENT ASSETS                                                  147,197              73,313

Artifacts Recovered, at cost                                              7,714,709           5,922,350

Deferred Income Tax Asset, net of valuation allowance of $1,980,000 and $1,640,000, respectively

Property and Equipment, net of accumulated depreciation
 of $47,547 and $41,333, respectively                                        22,053              26,182

Other                                                                        38,611              38,611
                                                                       ------------        ------------

      TOTAL ASSETS                                                     $  7,922,570        $  6,060,456
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                        $    126,050        $    126,050
  Accounts payable and accrued liabilities                                3,041,335           2,023,574
  Deferred revenue                                                          550,000
  Loans payable to partners                                                  45,000              45,000
                                                                       ------------        ------------

      TOTAL CURRENT LIABILITIES                                           3,762,385           2,194,624
                                                                       ------------        ------------

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,137,128 shares                                   1,614               1,614
  Additional paid-in capital                                             13,869,963          13,869,963
  Deficit accumulated during the development stage                       (9,711,392)        (10,005,745)
                                                                       ------------        ------------

      STOCKHOLDERS' EQUITY                                                4,160,185           3,865,832
                                                                       ------------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  7,922,570        $  6,060,456
                                                                       ============        ============


                        See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                                                                                    PERIOD FROM
                                                                                                                   AUGUST 5, 1987
                                  THREE-MONTH PERIOD   THREE-MONTH PERIOD  NINE-MONTH PERIOD   NINE-MONTH PERIOD   (INCEPTION) TO
                                  ENDED NOVEMBER 30,   ENDED NOVEMBER 30,  ENDED NOVEMBER 30,  ENDED NOVEMBER 30,   NOVEMBER 30,
                                        1996                 1995                1996                1995             1996
                                  ------------------   -----------------   ------------------  ------------------  --------------

Revenue:

  Licensing fees                                                             $    860,000                         $  1,435,000
  Exhibitions                         $     14,916        $     57,758             14,916       $   547,493            880,715
  Merchandise and other                      4,888               4,160             12,794           114,969            260,925
  Sponsorship fees                                                                150,000                              150,000
  Sale of coal                              18,657                                 84,753                              115,458
                                      ------------        ------------        -----------       -----------       ------------

Total revenue                               38,461              61,918          1,122,463           662,462          2,842,098
                                      ------------        ------------        -----------       -----------       ------------

Expenses:
  General and administrative               262,160             166,486            821,896           563,923          7,244,021
  Depreciation and amortization              2,070               3,089              6,214             9,267            112,980
  Interest                                                                                           13,826            915,875
  Financing fees                                                                                      6,667            387,012
  Acquisition of Management
    Agreement Option                                                                                                 3,400,000
  Settlement expense                                                                                 35,000            221,715
  Provision for uncollectible
    advances to affiliates                                                                                             271,887
                                      ------------        ------------        -----------       -----------       ------------
Total expenses                             264,230             169,575            828,110           628,683         12,553,490

Net income (loss)                     $   (225,769)       $   (107,657)       $   294,353       $    33,779       $ (9,711,392)
                                      ============        ============        ===========       ===========       ============

Net income (loss) per common
  share                               $       (.01)       $       (.01)       $       .02       $       .00
                                      ============        ============        ===========       ===========       ============

Weighted average common shares
  outstanding                           16,137,128          16,136,628         16,137,128        15,734,485
                                      ============        ============        ===========       ===========       ============


                        See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)


                                                                                                       PERIOD FROM
                                                                  NINE-MONTH         NINE-MONTH       AUGUST 5, 1987
                                                                  PERIOD ENDED       PERIOD ENDED     (INCEPTION) TO
                                                                  NOVEMBER 30,       NOVEMBER 30,       NOVEMBER 30,
                                                                     1996               1995               1996
                                                                   -----------        -----------        -----------

Cash flows from operating activities:
  Net income (loss)                                               $   294,353        $    33,779        $(9,711,392)
                                                                  -----------        -----------        -----------

  Adjustments to reconcile net income (loss) to net
   cash provided by (used in)operating activities:
    Depreciation and amortization                                       6,214              9,267            112,980
    Noncash financing costs                                                                6,667            387,012
    Acquisition of Management Agreement Option
     for noncash consideration                                                                            3,400,000
    Write-off of advances to affiliates                                                                     271,887
    Noncash interest expense                                                               4,500            886,202
    Expenses paid by TVLP partners and TVLP affiliate
     on behalf of TVLP                                                                                      427,564
    Reduction in artifacts recovered                                    7,641                                10,641
    Changes in operating assets and liabilities,
     net of effect from acquisition:
       Decrease (increase) in accounts receivable                     (11,098)            39,532            (30,608)
       Increase in refundable withholding tax                         (87,500)                              (87,500)
       Decrease (increase) in other current assets                     (4,372)            10,631            (14,372)
       Increase in advances to TVLP affiliates                                                             (271,887)
       Increase in other assets                                                                             (38,611)
       Increase in organization costs (fully amortized)                                                     (60,483)
       (Decrease) increase in note payable, accounts
         payable and accrued liabilities                               37,761           (480,394)         3,399,730
       Increase in deferred revenue                                   550,000                               550,000
                                                                  -----------        -----------        -----------

        TOTAL ADJUSTMENTS                                             498,646           (409,797)         8,942,555
                                                                  -----------        -----------        -----------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           792,999           (376,018)          (768,837)
                                                                  -----------        -----------        -----------

Cash flows from investing activities:
  Artifact recovery costs, including related deposits                (820,000)                           (4,672,975)
  Purchases of property and equipment                                  (2,085)                              (74,550)
                                                                  -----------        -----------        -----------

        CASH USED IN INVESTING ACTIVITIES                            (822,085)                           (4,747,525)
                                                                  -----------        -----------        -----------

                                                                     (continued)


                        See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                                                       PERIOD FROM
                                                                  NINE-MONTH         NINE-MONTH       AUGUST 5, 1987
                                                                  PERIOD ENDED       PERIOD ENDED     (INCEPTION) TO
                                                                  NOVEMBER 30,       NOVEMBER 30,       NOVEMBER 30,
                                                                     1996               1995               1996
                                                                   -----------        -----------        -----------

Cash flows from financing activities:
  Loans from TVLP partners                                                                              $    432,705
  Proceeds from notes payable                                                                                650,000
  Proceeds from issuance of common stock and
   capital contributions                                                             $    921,956          7,209,446
  Stock issuance costs                                                                                    (1,150,707)
  Repayment of advances from TVLP partner                                                                   (475,000)
  Repayment of notes payable                                                             (492,165)        (1,135,365)
                                                                   -----------        -----------        -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         429,791          5,531,079
                                                                   -----------        -----------        -----------

Net increase (decrease) in cash                                    $   (29,086)            53,773             14,717

Cash at beginning of period                                             43,803                531              - 0 -
                                                                   -----------        -----------        -----------

Cash at end of period                                              $    14,717        $    54,304        $    14,717
                                                                   ===========        ===========        ===========


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

                  The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1996 and its results of operations and its cash flows for the three months and nine months ended November 30, 1996 and 1995. Results of operations for the three and nine month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2 - Net income per share on common stock is based upon the weighted average number of shares outstanding. The dilutive effect of common stock equivalents is not material. For the calculation of the net loss per share on common stock for the three months ended November 30, 1996 and 1995, options and warrants to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an anti-dilutive effect.

Note 3 - The Company has entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe in 1997. Pursuant to the agreement, the Company will receive two-thirds of the net profits, as defined, after the recoupment of certain project expenses, as defined. During the six months ended August 31, 1996 the Company received a $350,000 advance against the Company's share of

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  profits, less a 25% ($87,500) refundable withholding tax. The advance is secured by a lien on the currency recovered from the Titanic until the artifacts are delivered. Such exhibition profit advance is included in deferred revenue in the accompanying November 30, 1996 balance sheet.

                  The Company has entered into an agreement with the City of Memphis, Tennessee for an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 to September 30, 1997. Pursuant to the agreement, the Company will receive $720,000 in installments between September 1996 and August 1, 1997, and will receive two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of $4,850,000. During the three months ended November 30, 1996, the Company was paid $200,000 pursuant to such agreement. Such amount is included in deferred revenue in the accompanying November 30, 1996 balance sheet.

                  During the three months ended November 30, 1996, the Company has entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, for an exhibition of Titanic artifacts at Nauticus from November 27, 1996 through March 31, 1997. Pursuant to the agreement, the Company will receive one-third of revenues from the sale of the first 150,000 tickets and fifty (50%) percent of revenues from the sale of more than 150,000 tickets, as defined. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the exhibition, and fifty (50%) of sponsorship revenues net of the difference, if any, between $500,000 expended by Nauticus for the design, construction and marketing of the exhibition and Nauticus' share of ticket revenues and net profits from the sale of merchandise at the exhibition, as defined.

Note 4 - The Company is a named defendant in a lawsuit commenced in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  Incorporated v. RMS Titanic, Inc. et al., 94/127087). The plaintiff therein alleges Lone Star Casino Corporation ("Lone Star") has assigned to it Lone Star's rights under a promissory note (the "Note") executed by the Company in favor of Lone Star in May, 1993, certain security interests granted to Lone Star in connection therewith, and other contractual rights related thereto. The complaint alleges, inter alia, that the Company breached its obligations owed under the Note and its obligations under the agreement granting a security interest to Lone Star, misrepresented the value of the property which is the subject of such security interest, and interfered with rights under the agreements relating to the grant of such security interest. The relief sought is an award of compensatory damages approximating $360,000, punitive damages of a minimum of $1,080,000, and declaratory and injunctive relief. The Company denied the material allegations of the Complaint and asserted counterclaims for a judgment declaring the promissory note paid and additional counterclaims and third-party claims seeking an award of compensatory and punitive damages. This action has been settled, subject to the execution of definitive settlement documents. Pursuant to the settlement, the Company will pay to Lone Star $154,271.62 in twelve (12) equal monthly installments commencing as of January 15, 1997, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved. Additionally, affiliates of Lone Star have agreed to release the Company from liabilities amounting to approximately $40,000, and the Company has agreed to issue 40,000 unregistered shares of Common Stock to Lone Star.

                  On February 20, 1996, a third-party filed a motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in the

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  United States District Court for the Eastern District of Virginia motion for an order rescinding the June 7, 1994 award to the Company of salvor-in-possession status with respect to the Titanic (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel believed to be the RMS TITANIC, in rem, No. 2:93cv902). By order entered May 10, 1996, such motion was denied and the Court modified its June 7, 1994 order awarding salvor-in-possession status to the Company to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities. On August 13, 1996, the Court amended such May 10, 1996 order so as to include the award of exclusive rights to photograph the Titanic within the award of salvor-in-possession status. The third-party has filed a notice of appeal from such May 10, 1996 and August 13, 1996 orders, and the Company has filed a cross-appeal with respect to the Court having granted standing to such third-party. Subsequent to November 30, 1996, such appeals and cross-appeal were dismissed pursuant to an agreement between the parties which provided such third-party has assigned to the Company all of the rights to certain television productions, video footage and photographs from the 1987 expedition to the Titanic wreck site. Additionally, the Company has licensed to such third party certain footage from the 1987 and 1993 expeditions to the Titanic wreck for incorporation into a television program, in consideration for which the Company will receive a production fee of $75,000 in installments, as defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED NOVEMBER 30, 1996 VERSUS
THE QUARTER ENDED NOVEMBER 30, 1995

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 VERSUS
THE NINE MONTHS ENDED NOVEMBER 30, 1995

         During the third quarter of the Company's 1997 fiscal year and the first nine months of its 1997 fiscal year, the Company's total revenues decreased approximately 38% and increased approximately 69%, respectively, as compared to the corresponding periods of its 1996 fiscal year. These changes were principally attributable to the Company having earned licensing fees of $860,000 during the second quarter of its 1997 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the Summer of 1996 (the "Summer of 1996 Expedition"), and $150,000 from the granting of sponsorship rights with respect to the Summer of 1996 expedition, as compared to no revenues during the first nine months of the 1996 fiscal year from licensing or sponsorship fees. Additionally, the Company earned revenue of $84,753 from the sale of coal during the first nine months of its 1997 fiscal year, of which $18,657 was earned during the third quarter, as compared to no revenue from the sale of coal during the first nine months of the 1996 fiscal year. During the third quarter and first nine months of its 1997 fiscal year, the Company earned exhibition revenue of $14,916 from its exhibition at the National Maritime Center ("Nauticus") in Norfolk, Virginia, which opened on November 27, 1996 as compared to exhibition revenue of $57,758 and $547,493 during the third quarter and first nine months of the 1996 fiscal year, respectively, from the Company's exhibition at the National Maritime Museum, Greenwich, England which commenced in October 1994 and concluded on October 1, 1995. In addition, during the third quarter and first nine months of its 1997 fiscal year, the Company had merchandise and other revenue of $4,888 and $12,794, respectively, as compared to $4,160 and $114,969 for the third quarter and first nine months of its 1996 fiscal year, most of which was derived from the merchandising activities in conjunction with the National Maritime Museum exhibition.

         The Company's general and administrative expenses increased approximately 57% during the third quarter of its 1997 fiscal year as compared to the third quarter of its 1996 fiscal year, and increased approximately 46% during the first nine months of its 1997 fiscal year as compared to the first nine months of its 1996 fiscal year. Such increases were primarily attributable to expenses of $100,000 related to the production of audio and visual recordings of the Summer of 1996 Expedition, travel expenditures related to the Summer of 1996 Expedition, an increase in legal fees attributable to a legal challenge to the Company's salvor-in-possession status, and conservation expenses incurred in connection with artifacts to be included in the Company's exhibition activities. Interest expenses decreased 100% during the first nine months of the Company's 1997 fiscal year as compared to the first nine months of its 1996 fiscal year, primarily as a result of the reduction of notes payable. Financing fees attributable to notes payable decreased 100% during the first six months of the Company's 1997 fiscal year as compared to the first nine months of its 1996 fiscal year.

         The Company has entered into an agreement with the City of Memphis, Tennessee for the presentation of an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 through September 30, 1997. Pursuant to the exhibition agreement, the City of Memphis is responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. Additionally, pursuant to the agreement, the Company will receive $720,000 in installments between September 1996 and August 1, 1997, and will also receive two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of $4,850,000. The Memphis exhibition will display in themed galleries approximately 300 artifacts recovered between 1987 and 1994 by the Company.

         Additionally, the Company has entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, to exhibit artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition from November 27, 1996 through March 31, 1997 (the "Norfolk Exhibition"). Approximately twenty (20) unrestored artifacts recovered during the Summer of 1996 expedition (including a telegraph, a large silver soup tureen, binoculars in a leather case, a ship's whistle and a porthole) and ten (10) conserved artifacts from prior expeditions will be displayed at the Norfolk Expedition, together with a life-size rendition of the 20 ton section of the Titanic hull that the Company sought to raise from the debris field surrounding the Titanic wreck site during the Summer of 1996 Expedition, a two-ton flotation bag used in artifact recovery operations, and a full-size replica of a three-ton light tower that the Company utilized to illuminate portions of the wreck during the Summer of 1996 Expedition. Pursuant to the Norfolk Exhibition Agreement, Nauticus is responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. The Company will receive one-third of revenues from the sale of the first 150,000 tickets and fifty (50%) of revenues from the sale of more than 150,000 tickets, as defined. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Norfolk Exhibition, and fifty (50%) of sponsorship revenues net of the difference, if any, between $500,000 expended by Nauticus for the design, construction and marketing of the exhibition and Nauticus' share of ticket revenues and net profits from the sale of merchandise at the exhibition, as defined.

                         LIQUIDITY AND CAPITAL RESOURCES

         Notes payable as of November 30, 1996 represent approximately $126,000 (excluding accrued interest of approximately $25,000) owed to Lone Star Casino Corporation ("Lone Star") pursuant to a promissory note executed in May 1993. Pursuant to a settlement agreement to resolve legal proceedings to enforce such promissory note and counterclaims and third-party claims asserted by the Company, the Company has agreed to pay Lone Star $154,271.62 in twelve (12) equal monthly installments, commencing as of January 15, 1997, subject to acceleration in the event that the Company achieves certain levels of revenue during such period. See Part II, Item 1 of this report. The Company's capital commitments during its 1997 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officer. Material contingencies include the outcome of pending lawsuits. The Company has agreed to pay $200,000 to LP3 for conservation of the artifacts to be exhibited at the Memphis exhibition from the $720,000 to be paid to the Company pursuant to the Memphis exhibition agreement, $50,000 of which was paid to LP3 during the quarter ended November 30, 1996.

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was an advance against the Company's share of profits from Titanic coal sales and sales of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition. The $280,000 was reduced by approximately $85,000 from the sale of coal during the nine months ended November 30, 1996. There were no profits from sale of cruise ship cabins for the 1996 expedition. The Company cannot forecast when, if ever, reimbursement of such 1994 charter expenses will be made to the Company by RMS Foundation, Inc. (an unrelated entity) which had undertaken to provide such funding under its agreement for the exhibition planned at the Queen Mary Seaport Complex in Long Beach, California, or when, if ever, construction and fabrication of such exhibit will commence.

         The Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,100,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues received from any exhibition of artifacts organized by a third party, as described. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. The Company entered into an agreement for a television production whereby the Company granted certain rights to the production companies for the production and exploitation of audio and visual recordings related to the 1996 expedition. The Company's obligations to make the June and July 1996 payments to IFREMER were paid as part of the television production budget. The Company is obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant of certain rights to present information and images concerning the 1996 expedition on the Internet, and the balance of $60,000 of which is due from the Company on April 16, 1997. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the sale of home videos based upon the 1996 expedition. The Company has also granted to the television production companies a right of first negotiation with respect to the Company's next expedition to the Titanic wreck site.

         Apart from the Company's obligations to IFREMER in connection with its 1996 research and recovery expedition, the Company's near term operating needs will be financed principally from the advance distribution of profits paid to the Company under its agreement for the exhibition of Titanic artifacts in Europe in 1997, revenues from the Norfolk Exhibition, payment of exhibition fees to the Company for the Memphis Exhibition, and revenues from its sale of merchandise through direct marketing activities. The Company expects its conservation expenses to increase in the twelve months commencing December 1, 1996 as a result of the need to prepare artifacts for exhibition in Europe and Memphis. In the event that cash flows are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

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

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the first nine months of its 1997 fiscal year, there were no significant fluctuations in the exchange rates. Although the Company's financial arrangements with the National Maritime Museum and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The lawsuit previously reported commenced against the Company in the Supreme Court of the State of New York, County of New York on or about September 22, 1994 (Glenville Properties Incorporated v. RMS Titanic, Inc. et al., 94/127087) has been settled, subject to the execution of definitive settlement documents. Pursuant to the settlement, the Company will pay to an affiliate of the plaintiff $154,271.62 in twelve (12) equal monthly installments commencing as of January 15, 1997, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts") during such twelve month period. The Company has agreed to issue 15,000 shares of its Common Stock in escrow, with such shares to be either released in 5,000 shares increments to Lone Star in the event such Threshold Amounts are not achieved as of the end of the Company's quarterly periods, or to be cancelled in the event such Threshold Amounts are achieved.

         The appeal and cross-appeal in the legal proceedings in the United States District Court for the Eastern District of Virginia previously reported pertaining to the motion of a third-party seeking an order rescinding the salvor-in-possession status of the Company will be voluntarily dismissed pursuant to an agreement which provides for the such third-party's assignment to the Company of all of the rights to certain television productions, video footage and photographs from the from the 1987 expedition to the Titanic wreck site. Additionally, the Company has licensed to such third party certain footage from the 1987 and 1993 expeditions to the Titanic wreck for incorporation into a television program, in consideration for which the Company will receive a production fee of $75,000 in installments, as defined.

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

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS

                  10.2 Agreement dated October 9, 1996 between the Company and the National Maritime Center Authority.

                  (b) REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RMS TITANIC, INC.
                                   (Registrant)

Dated:   January 21, 1997          By:  /s/ George Tulloch
                                      ------------------------------------------
                                        George Tulloch, Principal Executive
                                        Officer





Dated:   January 21, 1997          By:  /s/ Nicholas Vitti
                                      ------------------------------------------
                                          Nicholas Vitti, Principal Accounting
                                          Officer