Form 10-Q
period 1997-05-31
RMS TITANIC INC
filed 1997-07-21
CIK 796764

                                                            MANUALLY SIGNED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ___________

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

Registrant's telephone number, including area code: (212) 558-6300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X
                                             ---    ---
         The number of shares outstanding of the registrant's common stock on July 18, 1997 was 16,192,119.

                                                                                                 PAGE
                                                                                                 NUMBER
                                                                                                 ------
                                     PART I

                              FINANCIAL INFORMATION
Item 1.           Financial Statements                                                            3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  10

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                                              16

Item 2.           Changes in Securities                                                          16

Item 3.           Defaults Upon Senior Securities                                                16

Item 4.           Submission of Matters to a Vote of Security Holders                            16

Item 5.           Other Information                                                              16

Item 6.           Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                       17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The financial statements of RMS Titanic, Inc. (the "Company"), formerly First Response Medical, Inc. ("FRM") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The Financial Statements include the assets acquired and liabilities assumed from Titanic Ventures Limited Partnership ("TVLP") on May 4, 1993 (the "Acquisition"). Since TVLP owns a controlling interest in FRM after the Acquisition, the transaction has been accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the year ended May 31, 1997 as included in the Company's Form 8-K dated July 3, 1997.

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                                            BALANCE SHEET

                                                                            MAY 31,           FEBRUARY 28,
                                                                             1997                    1997
---------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
ASSETS

Current Assets:
  Cash                                                                  $    106,390         $    105,854
  Accounts receivable                                                        271,438               34,715
  Refundable withholding tax                                                      --               87,500
  Other current assets                                                         4,800                4,800
---------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                   382,628              232,869

Artifacts Recovered, at cost                                               7,714,340            7,714,340

Deferred Income Tax Asset, net of valuation allowance of
 $1,890,000 and $1,910,000, respectively                                          --                   --

Property and Equipment, net of accumulated depreciation
 of $52,228 and $50,036, respectively                                         17,372               19,564

Other                                                                         38,611               38,611
---------------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                      $  8,152,951         $  8,005,384
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                          $    102,758         $    128,530
  Accounts payable and accrued liabilities                                 2,920,888            3,093,448
  Deferred revenue                                                           963,333              675,000
  Loans payable to partners                                                   45,000               45,000
---------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                            4,031,979            3,941,978
---------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,177,128 shares                                    1,618                1,618
  Additional paid-in capital                                              13,909,999           13,909,999
  Deficit accumulated during the development stage                        (9,790,645)          (9,848,211)
---------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                 4,120,972            4,063,406
---------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,152,951         $  8,005,384
=========================================================================================================


                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                                                                     PERIOD FROM
                                                           THREE-MONTH         THREE-MONTH        AUGUST 5, 1987
                                                           PERIOD ENDED        PERIOD ENDED       (INCEPTION) TO
                                                                 MAY 31,             MAY 31,              MAY 31,
                                                                   1997                1996                 1997
----------------------------------------------------------------------------------------------------------------

Revenue:
  Licensing fees                                                     --                  --         $  1,435,000
  Exhibitions                                               $   377,320                  --            1,359,138
  Sponsorship fees                                                   --                  --              150,000
  Merchandise and other                                          28,354        $      3,095              302,876
  Sale of coal                                                       --              47,725              124,859
----------------------------------------------------------------------------------------------------------------
Total revenue                                                   405,674              50,820            3,371,873
----------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                                    345,916             256,139            7,847,511
  Depreciation and amortization                                   2,192               2,072              117,661
  Interest                                                           --                  --              916,732
  Financing fees                                                     --                  --              387,012
  Acquisition of Management Agreement Option                         --                  --            3,400,000
  Settlement expense                                                 --                  --              221,715
  Provision for uncollectible advances to affiliates                 --                  --              271,887
----------------------------------------------------------------------------------------------------------------
Total expenses                                                  348,108             258,211           13,162,518
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    57,566        $   (207,391)        $ (9,790,645)
================================================================================================================
Net income (loss) per common share                          $       .00        $       (.01)                  --
================================================================================================================
Weighted average number of common shares outstanding         16,177,128          16,137,128                   --
================================================================================================================

                                            See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                                                                     PERIOD FROM
                                                                              THREE-MONTH        THREE-MONTH      AUGUST 5, 1987
                                                                              PERIOD ENDED      PERIOD ENDED      (INCEPTION) TO
                                                                                    MAY 31,           MAY 31,             MAY 31,
                                                                                      1997              1996                1997
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                              $  57,566         $(207,391)        $(9,790,645)
--------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                    2,192             2,072             117,661
    Noncash financing costs                                                             --                --             387,012
    Acquisition of Management Agreement Option
     for noncash consideration                                                          --                --           3,400,000
    Write-off of advances to affiliates                                                 --                --             271,887
    Noncash interest expense                                                            --                --             886,202
    Expenses paid by TVLP partners and TVLP affiliate
     on behalf of TVLP                                                                  --                --             427,564
    Reduction in artifacts recovered                                                    --             3,974              11,010
    Changes in operating assets and liabilities, net of effect from acquisition:
       Decrease (increase) in accounts receivable                                 (236,723)           17,690            (271,438)
       Decrease (increase) in refundable withholding tax                            87,500           (87,500)                 --
       Increase in other current assets                                                 --                --              (4,800)
       Increase in advances to TVLP affiliates                                          --                --            (271,887)
       Increase in other                                                                --                --             (38,611)
       Increase in organization costs (fully amortized)                                 --                --             (60,483)
       (Decrease) increase in notes payable, accounts payable
        and accrued liabilities                                                   (172,560)          (74,110)          3,347,545
       Increase in deferred revenue                                                288,333           400,000             963,333
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                          (31,258)          262,126           9,164,995
--------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         26,308            54,735            (625,650)

Cash flows from investing activities:
  Artifact recovery costs, including related deposits                                   --                --          (4,672,975)
  Purchases of property and equipment                                                   --                --             (74,550)
--------------------------------------------------------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                                               --                --          (4,747,525)
--------------------------------------------------------------------------------------------------------------------------------

                                                                     (continued)
                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                                                PERIOD FROM
                                                                THREE-MONTH     THREE-MONTH    AUGUST 5, 1987
                                                               PERIOD ENDED    PERIOD ENDED   (INCEPTION) TO
                                                                     MAY 31,         MAY 31,          MAY 31,
                                                                       1997            1996             1997
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Loans from TVLP partners                                              --               --      $   432,705
  Proceeds from notes payable                                           --               --          650,000
  Proceeds from issuance of common stock and capital
   contributions                                                        --               --        7,209,446
  Stock issuance costs                                                  --               --       (1,150,707)
  Repayment of advances from TVLP partner                               --               --         (475,000)
  Repayment of notes payable                                     $ (25,772)              --       (1,186,879)
------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (25,772)                       5,479,565
------------------------------------------------------------------------------------------------------------
Net increase in cash                                                   536       $   54,735          106,390

Cash at beginning of period                                        105,854           43,803            - 0 -
------------------------------------------------------------------------------------------------------------
Cash at end of period                                            $ 106,390       $   98,538      $   106,390
============================================================================================================

                                             See Notes to Financial Statements

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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

           The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1997 and its results of operations and its cash flows for the three months ended May 31, 1997 and 1996. Results of operations for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

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

Note 3 -   In April 1996, the Company entered into an agreement with CRE-
           CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8,
           1997. Pursuant to the agreement, as amended, the Company will receive two-thirds of the net profits, as defined, after the recoupment of certain project expenses aggregating approximately $2,700,000, as defined. Additionally, the Company has received guaranteed exhibition fees of $460,000 as a non-refundable advance against its share of the net profits, as defined. The Company is recognizing such guaranteed fees ratably over the term

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


           of the exhibition, and accordingly recognized $76,667 of such fees during the quarter ended May 31, 1997. The $383,333 balance of such fees has been included in deferred revenue in the accompanying balance sheet at May 31, 1997.

           In August 1996, the Company entered into an agreement with the City of Memphis, Tennessee, for an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 to September 30, 1997. Pursuant to the agreement, as amended, the Company will receive guaranteed exhibition fees of $720,000 in installments between September 1996 and August 1, 1997, and will receive 65% of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of $5,000,000. The Company is recognizing such guaranteed exhibition fees ratably over the term of the exhibition, and accordingly recognized $240,000 of such fees during the quarter ended May 31, 1997. The $480,000 balance of such fees has been included in deferred revenue in the accompanying balance sheet at May 31, 1997.

           In October 1996 the Company entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, for an exhibition of Titanic artifacts at Nauticus from November 27, 1996 through March 31, 1997. Pursuant to the agreement, the Company received one-third of revenues from the sale of the first 150,000 tickets, as defined. In addition, the Company received fifty (50%) percent of net profits, as defined, from the sale of merchandise at the exhibition.

           In December 1996, the Company entered into an agreement with Florida International Museum, Inc. for an exhibition of Titanic artifacts in St. Petersburg, Florida, from November 15, 1997 to May 15, 1998. Pursuant to the agreement, the Company will receive exhibition revenue from attendance fees ranging from $0.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term ("Attendance Fee"). In addition, the Company will receive 10% of gross revenue, as defined, from the sale of merchandise at the exhibition ("Gift Shop Fee"). The minimum combined Attendance Fee and Gift Shop Fee

RMS TITANIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

           payable to the Company under the terms of the agreement is $300,000. As of May 31, 1997, $100,000 of such minimum payment has been received by the Company and has been included in deferred revenue in the accompanying balance sheet.

           In May 1997 the Company entered into an agreement with the RMS Foundation, Inc. for the exhibition of artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California from June 1, 1997 through January 5, 1998 (the "Queen Mary"). Pursuant to the Queen Mary exhibition agreement, the Company will receive $2.00 per ticket from the sale of the first 150,000 tickets and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition, and fifty (50%) of any sponsorship revenues.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MAY 31, 1997 VERSUS
THE QUARTER ENDED MAY 31, 1996

         During the first quarter of its 1998 fiscal year (the "1998 fiscal year"), the Company's revenues increased approximately 698% as compared to the first quarter of its 1997 fiscal year (the "1997 fiscal year"). This increase was principally attributable to the recognition of $316,667 of revenue during the first quarter of the 1998 fiscal year of guaranteed fees for its Memphis, Tennessee and Hamburg, Germany exhibitions, which are being recognized ratably over the term of the such exhibitions, and the recognition of additional ticket and merchandise revenues primarily from the exhibition at the National Maritime Center (NAUTICUS) in Norfolk, Virginia, which closed on March 31, 1997. The Company did not have any exhibition activities during the first quarter of its 1997 fiscal year. The Company's general and administrative expenses increased approximately 35% during the first quarter of its 1998 fiscal year as compared to the first quarter of its 1997 fiscal year, principally as a result of a combination of an increase of $135,000 for conservation expenses incurred in connection with preparation of the Company's Titanic artifacts for its Memphis and Hamburg exhibitions, and a decrease of approximately $40,000 in the Company's legal fees.

                         LIQUIDITY AND CAPITAL RESOURCES

         Note payable as of May 31, 1997 represents the balance owed to LS Capital Corporation, formerly Lone Star Casino Corporation ("LS Capital"), pursuant to a promissory note executed in May 1993. As provided in a settlement agreement to resolve legal proceedings to enforce such promissory note and counterclaims and third-party claims asserted by the Company, the Company has agreed to pay LS Capital $154,271.62 in twelve (12) equal monthly installments, commencing as of January 15, 1997, subject to acceleration in the event that the Company achieves certain levels of revenue during such period. The Company's working capital commitments during its 1997 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officer. Additionally, the Company has agreed to pay a financial consulting firm the sum of $3,000 per month for a period of one year commencing April 15, 1997 for financial public relations services.

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company had paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $94,154 from the sale of coal during the year ended February 28, 1997, resulting in an unpaid balance of $185,846 as of May 31, 1997. There were no profits from sale of cruise ship cabins for the 1996 expedition.

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

Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues received from any exhibition of artifacts organized by a third party, as described. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three
(3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. In April 1997 the Company paid IFREMER the sum of $125,000 on account of its 1996 expedition charter costs, leaving a balance of $125,000 due from the lump sum of $250,000 from the Memphis exhibition. The Company has not paid IFREMER any portion of the revenues received from the exhibition presented at the National Maritime Center (NAUTICUS) from November 27, 1996 through March 31, 1997. The Company and IFREMER have been pursuing negotiations for the restructuring of the Company's obligations under the 1996 charter agreement so as to provide for the payment of a percentage of revenues in installments that correspond to the Company's future receipt of revenues from exhibitions, irrespective of whether such exhibitions have been organized by the Company. No assurances can be given that such negotiations will be successfully consummated.

         The Company entered into an agreement for a television production whereby the Company granted certain rights to the production companies for the production and exploitation of audio and visual recordings related to the 1996 expedition. The Company's obligations to make the June and July 1996 payments to IFREMER aggregating $820,000 were paid as part of the television production budget. The Company is obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant of certain rights to present information and images concerning the 1996 expedition on the Internet, and the balance of $60,000 of which was due from the Company on April 16, 1997. Such amount remains outstanding as of the date of this report. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the sale of home videos based upon the 1996 expedition. The Company has also granted to the television production companies a right of first negotiation with respect to the Company's next expedition to the Titanic wreck site.

         The Company's near term operating needs will be financed principally from the advance distribution of revenues to the Company under its agreements for exhibitions in Memphis, Tennessee; Hamburg, Germany; at the Queen Mary in Long Beach, California; and in St. Petersburg, Florida. Under its exhibition agreement with the City of Memphis, the Company is entitled to receive $270,000 on August 1, 1997, representing the balance of the guaranteed exhibition fees payable to the Company. By agreement between the City of Memphis, the Company and LP3 Conservation ("LP3"), $100,000 of such $270,000 payment was to be advanced to LP3 for conservation services rendered in connection with the preparation of artifacts for the Memphis exhibition through the payment to LP3 of $0.25 per ticket sold to the Memphis exhibition. As a consequence of such advance of $100,000, the Company is entitled to receive a net amount of the remaining $170,000 from the City of Memphis on August 1, 1997. In order to assist the Company in addressing operating needs between May 1, 1997 and August 1, 1997, LP3 has assigned to the Company its rights to receive payment of $0.25 per ticket in consideration for the Company's agreement to assign $100,000 of the $170,000 payment to be made by the City of Memphis to the Company on August 1, 1997. Any additional sums to be paid by the City of Memphis to the Company will be dependent upon the revenues derived from the Memphis exhibition exceeding a threshold of $5,000,000, plus the actual out-of-pocket expenses incurred by the City of Memphis in packing, shipping and insuring the transit of the objects from Semur-en-Auxious, France, where the conservation laboratory is located, to Memphis, Tennessee. Additionally, the Company's rights to receive additional revenues from the Hamburg exhibition will depend upon the revenues derived from such exhibition exceeding approximately $2,700,000. The Company is entitled to receive $2.00 per ticket for the first 150,000 tickets sold at the Queen Mary exhibition, and $3.00 per ticket for tickets in excess of 150,000, plus an amount equal to fifty (50%) of net merchandising revenues, as defined. Additionally, the Company is entitled to receive an additional advance of $50,000 from the Florida International Museum on November 15, 1997, and the sum of $250,000 from CRE-CO Finanz GmbH on or before December 31, 1997 in the event that an outstanding option to present an exhibition of the Company's Titanic artifacts in Europe is exercised. Additionally, the sum of $150,000 will be received on or before May 15, 1998 from the Florida International Museum. In the event that cash flows are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

         In order for the Company to design, construct and embark on the planned Waterborne Exhibition, additional debt and/or equity financing will be required. While management believes that such financing will be available, no assurances can be given that the Company will be successful in its efforts to obtain additional financing, or that such financing will be available on a satisfactory timetable. If the Company is unable to arrange income producing exhibitions similar to its land-based exhibitions in Memphis, Hamburg and Long Beach, or funding for the planned worldwide touring exhibition is not obtained, there could be a curtailment of the Company's long-term business activities and material delays in the implementation of its business plans.

         Until such time as the Company, if ever, presents the exhibition of its artifacts on the Waterborne Exhibition, the Company could experience difficulties or delays in making arrangements with third parties for the presentation of exhibitions at land-based venues on terms that are acceptable and satisfactory to the Company. The Company's ability to present such exhibitions in association with third parties will be dependent upon the agreement of such third parties to construct, market and operate the exhibitions, or the

Company having adequate financial resources to construct and/or operate the exhibitions. Delays or difficulties in making arrangements for the presentation of exhibitions at land-based venues could have a materially adverse affect upon the Company's operations. Although the Company is seeking arrangements for the presentation of "Titanic: The Exhibition" after its presentation at the Florida International Museum ends on May 15, 1998 and for the presentation of "Titanic:
The Expedition" after its presentation ends at the Queen Mary on January 5, 1998, no assurances can be made that the Company will be successful in effectuating such arrangements on terms that are acceptable or satisfactory to the Company.

         The Company could experience difficulties or delays in obtaining financing for the Waterborne Exhibition, and if financing is obtained on terms acceptable to the Company, could also experience difficulties or delays in the construction of the Waterborne Exhibition is subject to all the delays and uncertainties associated with construction projects generally. Additionally, the Company has not made arrangements for the presentation of the Waterborne Exhibition in specific ports and will need to obtain permits and approvals from local governmental authorities. While management of the Company believes that such arrangements will be available on terms and conditions acceptable to the Company, and that the Company will satisfy requirements for such permits and approvals, difficulties and delays could be encountered in securing prospective sites and/or the requisite permits and approvals, which, in turn, could delay or otherwise adversely impact the Company's revenue producing activities.

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

         The Company's strategy for presenting exhibitions of Titanic artifacts is dependent upon making acceptable arrangements with third parties or hiring personnel who are experienced and possess expertise in operation and marketing exhibitions. Management of the Company believes that acceptable arrangements with such personnel or third-parties can be made within time frames required to implement the Company's exhibition strategies. However, no assurance can be made that such personnel or third-parties will be available on satisfactory terms or when needed by the Company. Delays or difficulties in engaging personnel or third parties for the operations and marketing of exhibitions, including without limitation the Waterborne Exhibition, could have a materially adverse affect upon the Company's operations.

         The Company's future business and operating results depend in significant part upon the continued contributions of George Tulloch, the Company's President. The Company does not maintain a key person life insurance policy on Mr. Tulloch. The Company's future business and operating results also depends in significant part upon its ability to attract and retain qualified additional management, marketing and support personnel for its operations.

         In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. In addition to the payment of the balance due to IFREMER for the Summer of 1996 Expedition, the Company will be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from the grant of licenses to produce television programming and/or the grant of expedition sponsorship rights. No assurances can be given that such financing will be available on satisfactory terms.

         The amount spent by consumers on discretionary items, such as entertainment activities and the purchase of merchandise, is dependent upon consumers' levels of discretionary income, which may be adversely affected by general or local economic conditions. A decrease in consumer spending on such activities could have a material adverse effect on the Company's revenues from exhibition activities and merchandising efforts.

         To the extent that the Company has transactions outside of the United States, the Company could be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These economic and political uncertainties may affect the Company's results of operations, especially to the extent that these matters affect the Company's exhibition plans in Europe.

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the 1997 fiscal year, there were no significant fluctuations in the exchange rates. Although the Company's financial arrangements with IFREMER, the National Maritime Museum of Greenwich, England and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES.

                  None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  By written consent of a majority of shareholders dated May 1, 1997, Messrs. Gasparrini, Vitti, Duffy and Slavitt were removed as directors of the Company. Such removal will become effective twenty (20) days after distribution of an Information Statement in accordance with the provisions of the Securities Act of 1934, as amended.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS

                  10.1 Agreement dated May 23, 1997 between the Company and RMS Foundation, Inc.

                  10.2 Amendment to Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

                  10.3 Amendment to Agreement dated August 6, 1996 between the Company and the City of Memphis.

                  27       Financial Data Schedule


                  (b) REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RMS TITANIC, INC.
                                (Registrant)


Dated:   July 21, 1997          By: /s/ George Tulloch
                                    --------------------------------------------
                                    George Tulloch, Principal Executive Officer
                                    and Acting Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit No.       Description

   10.1           Agreement dated May 23, 1997 between the Company and
                  RMS Foundation, Inc.

   10.2 Amendment to Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.

   10.3 Amendment to Agreement dated August 6, 1996 between the Company and the City of Memphis.


   27             Financial Data Schedule