Form 10-Q
period 1997-11-30
RMS TITANIC INC
filed 1998-01-20
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended November 30, 1997

[   ]             Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the transition period from            to

Commission file number:  000-24452

                                RMS TITANIC, INC.
             (Exact name of registrant as specified in its charter)


            Florida                             59-2753162
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

17 Battery Place, Suite 203, New York, NY       10004
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (212) 558-6300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on January 16, 1998 was 16,192,119.

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.           Financial Statements                                         3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                           14

Item 2.           Changes in Securities                                       14

Item 3.           Defaults Upon Senior Securities                             14

Item 4.           Submission of Matters to a Vote of Security Holders         14

Item 5.           Other Information                                           15

Item 6.           Exhibits and Reports on Form 8-K                            15

Signatures                                                                    15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The financial statements of RMS Titanic, Inc. (the "Company"), formerly First Response Medical, Inc. ("FRM") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The Financial Statements include the assets acquired and liabilities assumed from Titanic Ventures Limited Partnership ("TVLP") on May 4, 1993 (the "Acquisition"). Since TVLP owns a controlling interest in FRM after the Acquisition, the transaction has been accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the year ended February 28, 1997 as included in the Company's Form 8-K dated July 3, 1997.

         Except for historical information contained herein, this Quarterly Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this report and in "Managements's Discussion and Analysis of Financial Conditions and Operations" included as an exhibit to the Company's Form 8-K dated July 3, 1997, in conjunction with which this Quarterly Report on Form 10-Q should be read. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                                                                                     RMS TITANIC, INC.
                                                                                                         BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------
                                                                                      NOVEMBER 30,         FEBRUARY 28,
                                                                                             1997                 1997
----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)

ASSETS

Current Assets:
  Cash                                                                              $     786,416        $     105,854
  Accounts receivable                                                                     282,264               34,715
  Refundable withholding tax                                                                   --               87,500
  Other current assets                                                                         --                4,800
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              1,068,680              232,869

Artifacts Recovered, at cost                                                            7,714,340            7,714,340

Deferred Income Tax Asset, net of valuation allowance of
 $1,273,000 and $1,910,000, respectively                                                       --                   --

Property and Equipment, net of accumulated depreciation
 of $56,327 and $50,036, respectively                                                      16,673               19,564

Other Assets                                                                               38,881               38,611
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                   $  8,838,574         $  8,005,384
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                                     $       25,682        $     128,530
  Accounts payable and accrued liabilities                                              2,340,939            3,093,448
  Deferred revenue                                                                        275,000              675,000
  Loans payable to partners                                                                45,000               45,000
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         2,686,621            3,941,978
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                                 1,619                1,618
  Additional paid-in capital                                                           13,915,748           13,909,999
  Accumulated deficit                                                                  (7,765,414)          (9,848,211)
----------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                              6,151,953            4,063,406
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  8,838,574         $  8,005,384
======================================================================================================================

                                               See Notes to Financial Statements

                                                                                                         RMS TITANIC, INC.

                                                                                                   STATEMENT OF OPERATIONS
                                                                                                               (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                           THREE-MONTH PERIOD   THREE-MONTH PERIOD   NINE-MONTH PERIOD   NINE-MONTH PERIOD
                                            ENDED NOVEMBER 30,   ENDED NOVEMBER 30,  ENDED NOVEMBER 30,  ENDED NOVEMBER 30,
                                                         1997                 1996                1997                1996
--------------------------------------------------------------------------------------------------------------------------
Revenue:
  Licensing fees                                 $     91,888                  --        $     97,196        $    860,000
  Exhibitions                                       1,283,131        $     14,916           2,721,335              14,916
  Merchandise and other                                17,005               4,888              60,997              12,794
  Sponsorship fees                                         --                  --                  --             150,000
  Sale of coal                                          7,257              18,657              20,243              84,753
-------------------------------------------------------------------------------------------------------------------------
Total revenue                                       1,399,281              38,461           2,899,771           1,122,463
-------------------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                          214,701             262,160             875,526             821,896
  Depreciation and amortization                         2,069               2,070               6,291               6,214
-------------------------------------------------------------------------------------------------------------------------
Total expenses                                        216,770             264,230             881,817             828,110
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                       1,182,511            (225,769)          2,017,954             294,353
-------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                       3,263                  --               3,263                  --
  Financing fees                                       (5,750)                 --              (5,750)                 --
  Other                                                29,730                  --              67,330                  --
-------------------------------------------------------------------------------------------------------------------------
Other income (expense) - net                           27,243                  --              64,843                  --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  1,209,754        $   (225,769)       $  2,082,797        $    294,353
=========================================================================================================================
Net income (loss) per common share               $        .07        $       (.01)       $        .13        $        .02
=========================================================================================================================
Weighted average common shares outstanding         16,183,831          16,137,128          16,180,146          16,137,128
=========================================================================================================================

                                               See Notes to Financial Statements

                                                                                                    RMS TITANIC, INC.

                                                                                              STATEMENT OF CASH FLOWS
                                                                                                          (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                       NINE-MONTH           NINE-MONTH
                                                                                     PERIOD ENDED         PERIOD ENDED
                                                                                      NOVEMBER 30,         NOVEMBER 30,
                                                                                             1997                 1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $ 2,082,797            $ 294,353
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           6,291                6,214
    Reduction in artifacts recovered                                                           --                7,641
    Rights granted in satisfaction of accrued liability                                   (60,000)                  --
    Amortization of deferred revenue                                                   (1,205,000)                  --
    Financing fees                                                                          5,750                   --
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                                    (97,549)             (11,098)
       Decrease (increase) in refundable withholding tax                                   87,500              (87,500)
       Decrease (increase) in other current assets                                          4,800               (4,372)
       Increase in other assets                                                              (270)             -
       (Decrease) increase in accounts payable and accrued liabilities                   (692,509)              37,761
       Increase in deferred revenue                                                       655,000              550,000
----------------------------------------------------------------------------------------------------------------------
          TOTAL ADJUSTMENTS                                                            (1,295,987)             498,646
----------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                       786,810              792,999
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs, including related deposits                                          --             (820,000)
  Purchases of property and equipment                                                      (3,400)              (2,085)
----------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                                (3,400)            (822,085)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activity - repayment of notes payable                          (102,848)                  --
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           680,562              (29,086)

Cash at beginning of period                                                               105,854               43,803
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $    786,416           $   14,717
======================================================================================================================


                                               See Notes to Financial Statements

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1997 and its results of operations and its cash flows for the three and nine months ended November 30, 1997 and 1996, respectively. Results of operations for the three and nine month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. During the fiscal quarter ended May 31, 1997 and all prior periods, the Company was considered to be in the development stage for financial reporting purposes.

Note 2 - Net income per share on common stock is based upon the weighted average number of shares outstanding. The dilutive effect of common stock equivalents is not material. For the calculation of the net loss per share on common stock for the three months ended November 30, 1996, options and warrants to purchase common stock have been excluded from the computation of weighted average shares outstanding since their inclusion would have an anti-dilutive effect.

Note 3 - In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. In October 1997, the agreement was amended and the exhibition was extended through January 31, 1998. Pursuant to the agreement, as amended, the Company will receive two-thirds of the net profits, as defined, after the recoupment of certain project expenses aggregating approximately $2,700,000, as defined. Additionally, the Company received guaranteed exhibition fees attributable to the initial term of the exhibition of $460,000 as a non-refundable advance against its share of the net profits, as defined. The Company recognized such guaranteed fees ratably over the initial term of the exhibition, and accordingly recognized $153,332 and $460,000 of such fees during the three and nine months ended November 30, 1997, respectively.

                  In August 1996, the Company entered into an agreement with the City of Memphis, Tennessee, for an exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 to September 30,

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  1997. Pursuant to the agreement, as amended, the Company received guaranteed exhibition fees of $720,000 in installments between September 1996 and August 1, 1997, and will receive 65% of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of $5,000,000. The Company recognized such guaranteed exhibition fees ratably over the term of the exhibition, and accordingly recognized $120,000 and $720,000 of such fees during the three and nine months ended November 30, 1997, respectively. The Company earned $947,051 and $1,339,298 of revenue from the exhibition during the three and nine months ended November 30, 1997, respectively, in excess of the guaranteed fees.

                  In October 1996, the Company entered into an agreement with the National Maritime Center ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, for an exhibition of Titanic artifacts at Nauticus from November 27, 1996 through March 31, 1997. Pursuant to the agreement, the Company received one-third of revenues from the sale of the first 150,000 tickets, as defined. In addition, the Company received fifty (50%) percent of net profits, as defined, from the sale of merchandise at the exhibition. The Company earned $60,653 of revenue from the exhibition during the nine months ended November 30, 1997.

                  In December 1996, the Company entered into an agreement with Florida International Museum, Inc. for an exhibition of Titanic artifacts in St. Petersburg, Florida, from November 15, 1997 to May 15, 1998. Pursuant to the agreement, the Company will receive exhibition revenue from attendance fees ranging from $0.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term ("Attendance Fee"). In addition, the Company will receive 10% of gross revenue, as defined, from the sale of merchandise at the exhibition ("Gift Shop Fee"). The minimum combined Attendance Fee and Gift Shop Fee payable to the Company under the terms of the agreement is $300,000. As of November 30, 1997, $150,000 of such minimum payments have been received by the Company. The remaining minimum fees of $150,000 have been included in accounts receivable at November 30, 1997. The Company is recognizing

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)



                  such minimum guaranteed fees ratably over the term of the exhibition, and accordingly recognized $25,000 of such fees during the three months ended November 30, 1997. The $275,000 balance of such minimum fees has been included in deferred revenue in the accompanying balance sheet at November 30, 1997.

                  In May 1997, the Company entered into an agreement with the RMS Foundation, Inc. for the exhibition of artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California (the "Queen Mary") from June 1, 1997 through January 5, 1998 (the "Initial Term"). In January 1998, the agreement was amended and the exhibition was extended through February 5, 1998 (the "Extension Term"). Pursuant to the Queen Mary exhibition agreement, the Company will receive from the sale up to 150,000 tickets, $2.00 per ticket during the Initial Term and $2.50 per ticket during the Extension Term, and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition, and fifty (50%) of any sponsorship revenues. The Company earned revenue from the exhibition of $37,748 and $116,384 for the three and nine months ended November 30, 1997, respectively.

Note 4 - The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248). The plaintiff therein alleges, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film , video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of

                  $2,000,000 based upon claims of breach of contract, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company believes it has meritorious defenses to these claims, intends to defend its position vigorously, and to assert counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company, has wrongfully interfered with the Company's contractual relations with third parties, and has violated the Company's copyright to the images obtained with the light towers. In connection with this action, the parties agreed that, without further order of the court, coins and currency recovered from the Titanic located within the Southern District of New York (the "District") as of December 18, 1997 will not be removed from the District, and will not be sold, liened or otherwise encumbered. On the basis that the Company has no intention to remove, sell, lien or otherwise encumber these items, management of the Company believes that this agreement will have no material adverse affect upon the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED NOVEMBER 30, 1997 VERSUS
THE QUARTER ENDED NOVEMBER 30, 1996

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 VERSUS
THE NINE MONTHS ENDED NOVEMBER 30, 1996

         During the third quarter and the first nine months of its 1998 fiscal year (the "1998 fiscal year"), the Company's revenues increased approximately 3,538% and 158% respectively, as compared to the third quarter and the first nine months of its 1997 fiscal year (the "1997 fiscal year"). This increase was principally attributable to the receipt of revenue from exhibitions of $1,283,131 during the third quarter of the 1998 fiscal year and $2,721,335 during the first nine months of the 1998 fiscal year, as compared to revenues from exhibitions of $14,916 during the third quarter and first nine months of the 1997 fiscal year. The Company did not have any exhibition activities during the first six months of its 1997 fiscal year. During the second quarter of the 1997 fiscal year and the first nine months of the 1997 fiscal year, the Company received revenue of $1,010,000 from licensing and sponsorship fees related to the Company's 1996 expedition to the wreck site of the Titanic, as compared to $91,888 and $97,196 from licensing and sponsorship fees during the third quarter and first nine months of the 1998 fiscal year. The Company did not conduct an expedition to the wreck site of the Titanic during the 1998 fiscal year. Revenue from merchandise increased approximately 248% and 377% during the third quarter and first nine months of the 1998 fiscal year as compared to corresponding periods of the 1997 fiscal year. Revenue from the sale of Titanic coal decreased approximately 61% and 76% during the third quarter and first nine months of the 1998 fiscal year, as compared to third quarter and first nine months of the 1997 fiscal year, primarily due to a decrease in efforts to market the coal through direct marketing channels during the first nine months of the 1998 fiscal year. The Company's general and administrative expenses decreased approximately 18% during the third quarter of its 1998 fiscal year as compared to the third quarter of the 1997 fiscal year, principally as a result of a decrease of approximately $50,000 in conservation expenses. The Company's general and administrative expenses increased approximately 7% during the first nine months of the 1998 fiscal year as compared to the corresponding period of the 1997 fiscal year, primarily as a result of the combination of an increase of approximately $173,000 during the 1998 fiscal year for conservation expenses incurred in connection with preparation of the Company's Titanic artifacts for its Memphis and Hamburg exhibitions, and a decrease of approximately $75,000 in the Company's legal fees.

                         LIQUIDITY AND CAPITAL RESOURCES

         Note payable as of November 30, 1997 represents the balance owed to LS Capital Corporation, formerly Lone Star Casino Corporation ("LS Capital"), pursuant to a promissory note executed in May 1993. As provided in a settlement agreement to resolve legal proceedings to enforce such promissory note and counterclaims and third-party claims asserted by the Company, the Company has agreed to pay LS Capital $154,271.62 in twelve (12) equal monthly installments, commencing January 15, 1997, subject to acceleration in the event that the Company achieves certain levels of revenue during such period. The Company's working capital commitments during its 1998 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum, and compensation to its executive officer. Additionally, the Company has agreed to pay a financial consulting firm the sum of $3,000 per month for a period of one year commencing April 15, 1997 for financial public relations services.

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company had paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $94,154 from the sale of coal during the year ended February 28, 1997 and $7,237 during the nine months ended November 30, 1997, resulting in an unpaid balance of $178,609 as of November 30, 1997. There were no profits from sale of cruise ship cabins for the 1996 expedition.

         The Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,100,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 from the Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues received from any exhibition of artifacts organized by a third party, as described. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. All objects recovered during the 1996 expedition will be the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition. In April 1997 the Company paid IFREMER the sum of $125,000 on account of its 1996 expedition charter costs, leaving a balance of $125,000 due from the lump sum of $250,000 from the Memphis exhibition. Such $125,000 balance was paid in August 1997. In November 1997, the Company paid IFREMER the additional sum of $250,000 against its obligations under the charter agreement, reducing the balance owed thereunder to $480,000. The Company is currently negotiating to restructure the payments of the remaining balance due to IFREMER from revenues earned from its exhibitions.

         The Company entered into an agreement for a television production whereby the Company granted certain rights to the production companies for the production and exploitation of audio and visual recordings related to the 1996 expedition. The Company's obligations to make the June and July 1996 payments to IFREMER aggregating $820,000 were paid as part of the television production budget. The Company was obligated to contribute $100,000 to such production, $40,000 of which was satisfied through the grant of certain rights to present information and images concerning the 1996 expedition on the Internet, and the balance of $60,000 of which was due from the Company on April 16, 1997. During the third quarter ended November 30, 1997, the Company reached an agreement for the satisfaction of such $60,000 balance in exchange for granting rights to exploit additional audio and visual recordings relating to the 1996 expedition. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and certain royalty and other rights with respect to the sale of home videos based upon the 1996 expedition. The Company has also granted to the television production companies a right of first negotiation with respect to the Company's next expedition to the Titanic wreck site.

         The Company's near term operating needs will be financed principally from the distribution of revenues to the Company under its agreements for exhibitions in Memphis, Tennessee; Hamburg, Germany; at the Queen Mary in Long Beach, California; and in St. Petersburg, Florida. During the third quarter of its 1998 fiscal year, the Company received revenues of $821,827 from the City of Memphis, representing the Company's share of ticket, merchandising and miscellaneous revenue collected by the Memphis exhibition for the period from September 1, 1997 through September 30, 1997, when the Memphis exhibition closed. Additionally, the City of Memphis owes the Company an additional $125,224 for the Company's share of accounts receivable from the Memphis exhibition as of September 30, 1997. The sum of $125,224 was unpaid as of November 30, 1997. Based upon unaudited information, project expenses for the Hamburg exhibition were recouped during the third quarter of the 1998 fiscal year. The Company may be entitled to receive distribution of two-thirds of the net profits from the Hamburg exhibition after recoupment of expenses and a portion of the advance ($350,000) received prior to November 30, 1997. The Company is entitled to receive from the sale up to 150,000 tickets at the Queen Mary exhibition, $2.00 per ticket sold through January 4, 1998 and $2.50 per ticket sold from January 5, 1998, plus an amount equal to fifty (50%) of net merchandising revenues, as defined. Pursuant to its agreement with the Florida International Museum, the Company will receive exhibition revenue from attendance fees ranging from $0.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term (the "Attendance Fee"). In addition, the Company may receive 10% of gross revenue, as defined, from the sale of merchandise at the exhibition (the "Gift Shop Fee"). The minimum combined Attendance Fee and Gift Shop Fee payable to the Company under terms of the agreement is $300,000, of which $150,000 was received as of November 30, 1997. The balance of $150,000 is payable to the Company on or before May 15, 1998. Additionally, the Company may receive the sum of $250,000 on or before January 31, 1998 in the event that CRE-CO Finanz GmbH exercises an option to present an exhibition of the Company's Titanic artifacts in Europe is exercised. The Company is actively negotiating for the presentation of an exhibition of its Titanic artifacts in venues after its current exhibitions close. While management expects these negotiations to be successfully consummated, no assurances can be given that the Company will be successful in effectuating such arrangements on terms that are acceptable or satisfactory to the Company. In the event that cash flows are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248). The plaintiff therein alleges, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film , video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company believes it has meritorious defenses to these claims, intends to defend its position vigorously, and to assert counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company, has wrongfully interfered with the Company's contractual relations with third parties, and has violated the Company's copyright to the images obtained with the light towers. In connection with this action, the parties agreed that, without further order of the court, coins and currency recovered from the Titanic located within the Southern District of New York (the "District") as of December 18, 1997 will not be removed from the District, and will not be sold, liened or otherwise encumbered. On the basis that the Company has no intention to remove, sell, lien or otherwise encumber these items, management of the Company believes that this agreement will have no material adverse affect upon the Company.

ITEM 2.           CHANGES IN SECURITIES.

                  None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS

                  None.

                  (b) REPORTS ON FORM 8-K

                  The Company filed a Form 8-K dated September 9, 1997, reporting on Item 5, and a Form 8-K dated October 20, 1997 reporting on Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RMS TITANIC, INC.
                                        (Registrant)



Dated:       January 20, 1998           By: /s/ George Tulloch
                                           -------------------------------------
                                                George Tulloch, Principal
                                                  Executive Officer and Acting
                                                  Principal Accounting Officer