Form 10-Q
period 1998-05-31
RMS TITANIC INC
filed 1998-07-20
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended May 31, 1998

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

      The number of shares outstanding of the registrant's common stock on July 17, 1998 was 16,187,119.

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements                                          3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings                                             14

Item 2.     Changes in Securities                                         15

Item 3.     Defaults Upon Senior Securities                               15

Item 4.     Submission of Matters to a Vote of Security Holders           15

Item 5.     Other Information                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

Signatures                                                                16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

      The financial statements of RMS Titanic, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the year ended February 28, 1998 as included in the Company's Form 8-K dated June 15, 1998.

                                                               RMS TITANIC, INC.

                                                                   BALANCE SHEET
================================================================================

                                                                         MAY 31,     FEBRUARY 28,
                                                                            1998             1998
                                                                    ------------     ------------
                                                                     (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                         $  1,643,861     $  1,000,269
  Accounts receivable                                                  1,515,591          640,760
  Refundable withholding tax                                             176,418           45,848
                                                                    ------------     ------------
    TOTAL CURRENT ASSETS                                               3,335,870        1,686,877

Artifacts Recovered, at cost                                           7,697,710        7,700,340

Deferred Income Tax Asset, net of valuation allowance of
 $486,000 and $503,000, respectively                                          --               --

Property and Equipment, net of accumulated depreciation
 of $103,432 and $73,207, respectively                                   764,944          652,599

Other Assets                                                              91,510           38,880
                                                                    ------------     ------------
    TOTAL ASSETS                                                    $ 11,890,034     $ 10,078,696
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                          $  2,285,852     $  2,483,200
  Income taxes payable                                                   826,344          143,960
  Deferred revenue                                                            --           14,943
                                                                    ------------     ------------
    TOTAL CURRENT LIABILITIES                                          3,112,196        2,642,103
                                                                    ------------     ------------

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                1,619            1,619
  Additional paid-in capital                                          13,915,748       13,915,748
  Accumulated deficit                                                 (5,139,529)      (6,480,774)
                                                                    ------------     ------------
    STOCKHOLDERS' EQUITY                                               8,777,838        7,436,593
                                                                    ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 11,890,034     $ 10,078,696
                                                                    ============     ============

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================


THREE-MONTH PERIOD ENDED MAY 31,                               1998            1997
                                                        -----------     -----------
Revenue:
  Exhibitions and related merchandise sales             $ 2,097,019     $   377,320
  Licensing fees                                            115,941              --
  Merchandise, books and other                              272,020          28,354
  Sale of coal                                               77,339              --
                                                        -----------     -----------
Total revenue                                             2,562,319         405,674
                                                        -----------     -----------
Expenses:
  Cost of coal sold                                           2,630              --
  General and administrative                                387,395         345,916
  Depreciation and amortization                              30,225           2,192
                                                        -----------     -----------
Total expenses                                              420,250         348,108
                                                        -----------     -----------

Income from operations                                    2,142,069          57,566

Interest income                                              10,440              --
                                                        -----------     -----------
Income before provision for income taxes                  2,152,509          57,566

Provision for income taxes                                  811,264              --
                                                        -----------     -----------
Net income                                              $ 1,341,245     $    57,566
                                                        ===========     ===========
Basic income per common share                           $       .08     $       .00
                                                        ===========     ===========
Weighted-average number of common shares outstanding     16,187,128      16,177,128
                                                        ===========     ===========

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                                         STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                                   1998            1997
                                                                            -----------     -----------
Cash flows from operating activities:
  Net income                                                                $ 1,341,245     $    57,566
                                                                            -----------     -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                30,225           2,192
    Noncash financing costs                                                          --              --
    Other                                                                       (76,500)             --
    Reduction in artifacts recovered                                              2,630              --
    Changes in operating assets and liabilities, net of
     effect from acquisition:
      Increase in accounts receivable                                          (874,831)       (236,723)
      (Increase) decrease in refundable withholding tax                        (130,570)         87,500
      Increase in other assets                                                  (52,630)             --
      Decrease in notes payable, accounts payable
       and accrued liabilities                                                 (197,348)       (172,560)
      Increase in income taxes payable                                          682,384              --
      Decrease (increase) in deferred revenue                                   (14,943)        288,333
                                                                            -----------     -----------
      TOTAL ADJUSTMENTS                                                        (631,583)        (31,258)
                                                                            -----------     -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                 709,662          26,308

Cash flows from investing activity - purchases of property and equipment        (66,070)             --

Cash flows from financing activity - repayment of notes payable                      --         (25,772)
                                                                            -----------     -----------
Net increase in cash                                                            643,592             536

Cash and cash equivalents at beginning of period                              1,000,269         105,854
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $ 1,643,861     $   106,390
                                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three months for income taxes                        $   128,880     $        --
                                                                            ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

  Noncash purchases of property and equipment                               $    76,500     $        --
                                                                            ===========     ===========

                                               See Notes to Financial Statements

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1998 and its results of operations and its cash flows for the three months ended May 31, 1998 and 1997. Results of operations for the three month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2 - In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. The adoption of SFAS No. 128 had no effect on the restatement of the net income per common share for the three months ended May 31, 1997. Diluted EPS is not presented for the three months ended May 31, 1998 and 1997 since the dilutive effect of potential common shares is not material.

Note 3 - In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, was extended through May 10, 1998 and has been verbally further extended through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998 and $2.00 per visitor until May 1, 1998, as defined. For the period subsequent to May 1, 1998, the Company receives two-thirds of net profits, after recoupment of certain project expenses, plus a percentage of merchandise revenues, as amended.

            In December 1996, the Company entered into an agreement with Florida International Museum, Inc. for an exhibition of Titanic

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

            artifacts in St. Petersburg, Florida, from November 15, 1997 to May 15, 1998 and further extended the exhibition to May 31, 1998. Pursuant to the agreement, the Company will receive exhibition revenue from attendance fees ranging from $0.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term, as defined. In addition, the Company will receive 10% of gross revenue, as defined, from the sale of merchandise at the exhibition.

            In May 1997, the Company entered into an agreement with the RMS Foundation, Inc. for the exhibition of artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California (the "Queen Mary") from June 1, 1997 through January 5, 1998 (the "Initial Term"). In January 1998, the agreement was amended and the exhibition was extended through February 5, 1998 and further extended to September 7, 1998 in April 1998 (the "Extension
            Term"). Pursuant to the Queen Mary exhibition agreement, the Company will receive, from the sale up to 150,000 tickets, $2.00 per ticket during the Initial Term and $2.50 per ticket during the Extension Term, and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company will receive fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition, and fifty (50%) of any sponsorship revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MAY 31, 1998 VERSUS THE QUARTER ENDED MAY 31, 1997
------------------------------------------------------------------------

      During the first quarter of its 1999 fiscal year (the "1999 fiscal year"), the Company's revenues increased approximately 532%, as compared to the first quarter of its 1998 fiscal year (the "1998 fiscal year"). This increase was principally attributable to a 456% increase in revenue from exhibitions and related merchandise sales during the first quarter of the 1999 fiscal year as compared to the first quarter of the 1998 fiscal year. This increase was primarily attributable to exhibitions of the Company's Titanic artifacts having been presented in St. Petersburg, Florida, Hamburg, Germany and Long Beach, California throughout the first quarter of the 1999 fiscal year, while exhibitions were presented for portions of the first quarter of the 1998 fiscal year in Memphis, Tennessee, Hamburg, Germany and Norfolk, Virginia. Revenue from licensing fees was $115,941 during the first quarter of the 1999 fiscal year, as compared to zero revenue from licensing fees during the first quarter of the 1988 fiscal year. The Company's revenue from the sale of merchandise, books and other sources increased approximately 859% during the first quarter of the 1999 fiscal year as compared to the first quarter of the 1998 fiscal year, primarily as a result of the receipt of revenues during the 1999 quarter from a book published in conjunction with unrelated third parties and revenues derived from the sale of merchandise through the Company's web site (http://wwww.titanic-online.com) and through the Company's 1-800-TITANIC telephone number. Additionally, the Company recognized, as other revenue during the first quarter of its 1999 fiscal year, $76,500 from the rental of exhibitry to the Florida International Museum, Inc. The Company's revenue from the sale of coal was $77,339 during the first quarter of the 1999 fiscal year as compared to zero during the first quarter of the 1998 fiscal year, primarily as a result of sales of coal made through the Company's web site and in the merchandise shops of the Company's United States exhibitions.

      The Company's cost of coal sold amounted to $2,630 during the first quarter of the 1999 fiscal year as compared to zero during the first quarter of the 1998 fiscal year, with such cost relating to the volume of sales in the respective periods. General and administrative expenses of the Company increased approximately 12% during the first quarter of the 1999 fiscal year as compared to the first quarter of the 1998 fiscal year, primarily as a result of an increase in professional fees related to protecting the Company's rights as salvor-in-possession of the Titanic. The Company's depreciation expense increased approximately 1,279% during the first quarter of its 1999 fiscal year as compared to the first quarter of its 1998 fiscal year, primarily as a result of depreciation of exhibitry and equipment used at the Hamburg, Germany exhibition.

                         LIQUIDITY AND CAPITAL RESOURCES

      In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an unaffiliated entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $127,000 from the sale of coal during the 1998, 1997 and 1996 fiscal years, resulting in an unpaid balance of $153,168 as of February 28, 1998. Such unpaid balance, which was not further reduced during the first quarter of the 1999 fiscal year, does not bear interest. There were no profits from sale of cruise ship cabins for the 1996 expedition.

      The Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct a research and recovery expedition to the wreck site of the Titanic in the Summer, 1996. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER 2,000,000 French francs (approximately $400,000 U.S. Dollars) on or before June 20, 1996; 2,100,000 French francs (approximately $420,000 U.S. Dollars) on or before July 15, 1996; and the sum of $980,000, payable as follows: (a) remittance of fifty (50%) of the wholesale price of any products sold by the Company involving the 1996 expedition, up to a maximum of $480,000; and (b) up to a maximum of $500,000 payable from the following sources: (i) $.50 per visitor to any exhibition organized by the Company; (ii) a lump sum of $250,000 for the Memphis exhibition, payable prior to March 1, 1997; and (iii) one-third of the Company's revenues received from any exhibition of artifacts organized by a third party, as described. The agreement further provides that in the event the payments from these sources do not amount to $980,000 within three (3) years after September 1, 1996, any remaining balance shall be paid from the Company's exhibition revenues, as defined above. The Company has satisfied its obligations to pay $500,000 of its exhibition revenue to IFREMER, as described above, and has not received any income from the sale of products involving the 1996 expedition. Accordingly, as of May 31, 1998, the unpaid balance owed to IFREMER under the 1996 charter agreement is $480,000. The Company and IFREMER have been pursuing negotiations for the re-structuring of the Company's obligations under the 1996 charter agreement so as to provide for the payment of a percentage of revenues in installments that correspond to the Company's future receipt of revenues from exhibitions. All objects recovered during the 1996 expedition are the subject of a lien granted to IFREMER until the Company pays all sums due and owing to IFREMER for the 1996 expedition.

      The Company's capital commitments during its 1999 fiscal year also include lease payments for principal offices in the base amount of $61,000 per annum (which lease expires in September 1998), and compensation to its executive officer. Additionally, the Company is planning its 1998 expedition to the Titanic wreck site, and has entered into a preliminary agreement for the charter of vessels from IFREMER for an expedition of approximately one (1) month for $1,460,000, of which $200,000 has been paid to date as a downpayment. The Company is in the final stages of negotiations of an agreement for the license of audio-visual rights relative to the 1998 expedition to an unrelated third party, and expects that substantially all of the costs for chartering the IFREMER vessels and any other vessels or equipment required for the 1998 expedition will be paid by such third-party. In the event that these negotiations are not successfully consummated or if the Company is unable to license such rights to another third-party on terms satisfactory to the Company, the Company intends to pay the costs of chartering vessels and equipment for the 1998 expedition from available cash resources or payments made from future exhibition revenues, or a combination of both. The Company may also reduce the length of the expedition and correspondingly the cost of chartering vessels and equipment if audio-visual rights relative to the 1998 are not successfully licensed on adequate terms.

      The Company's near term operating needs will be financed principally from the distribution of revenues to the Company under its agreements for exhibitions in St. Petersburg, Florida; Hamburg, Germany; Boston, Massachusetts; its touring exhibition in Japan; and at the Queen Mary in Long Beach, California. The Company is actively negotiating for the presentation of an exhibition of its Titanic artifacts in venues after its exhibitions in Hamburg, Germany and Boston, Massachusetts. While management expects these negotiations to be successfully consummated, no assurances can be given that the Company will be successful in effectuating such arrangements on terms that are acceptable or satisfactory to the Company. In the event that cash flows are not adequate to satisfy the Company's future operating needs, inclusive of payment of outstanding liabilities, additional debt and/or equity financing will be required.

      Substantially all of the Company's cash flow derives from the Company's operating activities. None of the Company's cash flow during the first quarter of the 1999 fiscal year derived from financing activities and only a nominal amount of cash flow derived from investing activities.

      Except for historical information contained herein, this Periodic report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed below. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved. In addition to uncertainties of ordinary business operations and the factors discussed in the Company's Form 8-K dated June 15, 1998, the forward-looking statements of the Company contained in this report are also subject to the following risks and uncertainties:

      In order for the Company to design, construct and embark on the Waterborne Exhibition, additional debt and/or equity financing will be required. While management believes that such financing will be available, no assurances can be given that the Company will be successful in its efforts to obtain additional financing, or that such financing will be available on a satisfactory timetable. If the Company is unable to arrange income producing exhibitions similar to its land-based exhibitions in Memphis, St. Petersburg, Boston, Japan and Hamburg, or funding for the planned worldwide touring exhibition is not obtained, there could be a curtailment of the Company's long-term business activities and material delays in the implementation of its business plans.

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

      The Company's sales of coal recovered from the Titanic wreck site and other merchandise through its web site increased significantly during the period of the initial theatre release of the motion picture "Titanic" in December 1997 without the Company incurring any significant marketing expenses. This coal is the only object recovered from the Titanic that the Company is offering or will offer for sale to the general public. Through the date of this report, approximately 100,000 units of the Company's Titanic coal have been sold since the commencement of such sales in the fall 1996, which represents approximately one-half of the total units of coal available for sale. The Company intends to recover additional coal during its 1998 expedition. A substantial portion of the remaining Titanic coal supply is different in size than that which the Company has marketed to date, and the Company's pricing and commercial presentation of the coal is likely to change. No assurances can be given that different price points or different presentations of the coal will be attractive to consumers. Additionally, in the event that the Company does not recover any additional Titanic coal, and the existing supply of coal is exhausted in the future, the volume of the Company's merchandise sales may be materially adversely affected in the absence of the introduction and marketing of additional products, such as replicas of artifacts.

      To the extent that the Company has transactions outside of the United States, the Company could be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These economic and political uncertainties may affect the Company's results of operations, especially to the extent that these matters affect the Company's exhibition plans in Europe and Japan.

      In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the first quarter of the 1999 fiscal year, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with IFREMER, its exhibition organizer in Germany and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom are involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. By order entered on July 17, 1998, a motion to stay the Order pending determination of the appeal was denied by the U.S. Court of Appeals.

      There has been no material change in the status of the lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248) subsequent to the filing of the report on Form 8-K dated June 15, 1998.

ITEM 2.     CHANGES IN SECURITIES.

            None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) EXHIBITS

            10.1 Agreement between the registrant and Resource Plus and Event Management International None dated April 24, 1998.

            10.2 Agreement between the registrant and Titanic Exhibition Japan Inc. dated May 17, 1998.

            10.3 Agreement between the registrant and CRE-CO Finanz dated April 15, 1998.

            (b) REPORTS ON FORM 8-K

            None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RMS TITANIC, INC.
                                     (Registrant)



Dated:      July 20, 1998          By: /s/ GEORGE TULLOCH
                                       ---------------------------------------
                                           George Tulloch, Principal Executive
                                            Officer and Acting Principal
                                            Accounting Officer