Form 10-Q/A
period 1996-08-31
RMS TITANIC INC
filed 1998-11-12
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1996

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

Commission file number:  000-24452

                                RMS TITANIC, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2753162
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

17 Battery Place, Suite 203, New York, NY                     10004
------------------------------------------                  ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (212) 558-6300
                                                    ---------------


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

         The Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 is amended by this Form 10-Q/A to revise Exhibit 10.3 in Item 6 of Part II as follows:


                                     PART II



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A) EXHIBITS

               10.3 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (as redacted to reflect the omission of confidential information filed separately).



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RMS TITANIC, INC.
                                       (Registrant)


Dated:   November 10, 1998             By: s/George Tulloch
                                           -----------------------------
                                           George Tulloch,
                                           Principal Executive Officer

                                EXHIBIT INDEX
                                -------------

     Exhibit No.                       Description
     -----------                       -----------

        10.3 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (as redacted to reflect the omission of confidential information filed separately).