Form 10-Q
period 1998-11-30
RMS TITANIC INC
filed 1999-01-19
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended November 30, 1998

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

         The number of shares outstanding of the registrant's common stock on January 15, 1999 was 16,187,119.

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

                                                                                                      RMS TITANIC, INC.

                                                                                                          BALANCE SHEET

=======================================================================================================================

                                                                                      NOVEMBER 30,         FEBRUARY 28,
                                                                                             1998                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                                                         $     998,555         $  1,000,269
  Accounts receivable                                                                     617,346              640,760
  Refundable withholding tax                                                              429,022               45,848
  Other current assets                                                                      7,600            -
-----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              2,052,523            1,686,877

Artifacts Recovered, at cost                                                            9,181,340            7,700,340

Deferred Income Tax Asset, net of valuation allowance of $486,000
 and $503,000, respectively                                                             -                    -

Property and Equipment, net of accumulated depreciation
 of $387,771 and $73,207, respectively                                                  1,263,951              652,599

Other Assets                                                                               39,694               38,880
-----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                    $12,537,508          $10,078,696
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                           $  2,012,998         $  2,483,200
  Income taxes payable                                                                    149,880              143,960
  Deferred revenue                                                                      -                       14,943
-----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         2,162,878            2,642,103
=======================================================================================================================

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                                 1,619                1,619
  Additional paid-in capital                                                           13,915,748           13,915,748
  Accumulated deficit                                                                  (3,542,737)          (6,480,774)
-----------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                             10,374,630            7,436,593
-----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $12,537,508          $10,078,696
=======================================================================================================================

                                               See Notes to Financial Statements

                                                                                                                   RMS TITANIC, INC.

                                                                                                             STATEMENT OF OPERATIONS
                                                                                                                         (UNAUDITED)

====================================================================================================================================

                                                   THREE-MONTH PERIOD   THREE-MONTH PERIOD    NINE-MONTH PERIOD    NINE-MONTH PERIOD
                                                   ENDED NOVEMBER 30,   ENDED NOVEMBER 30,   ENDED NOVEMBER 30,   ENDED NOVEMBER 30,
                                                                 1998                 1997                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales               $   991,008          $ 1,283,131          $ 4,161,538          $ 2,721,335
  Licensing fees                                                 --                 91,888            3,481,591               97,196
  Merchandise and other                                       118,694               17,005              548,225               60,997
  Sale of coal                                                 70,094                7,257              193,560               20,243
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                               1,179,796            1,399,281            8,384,914            2,899,771
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                                             7,517                 --                 19,000                 --
  Cost of merchandise sold                                     35,347                 --                 35,347                 --
  General and administrative                                  488,901              214,701            1,353,680              875,526
  Depreciation and amortization                                79,115                2,069              164,565                6,291
  Expedition costs attributable to licensing fees                --                   --              1,845,000                 --
  Impairment loss on exhibitry equipment                         --                   --                150,000                 --
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                610,880              216,770            3,567,592              881,817
------------------------------------------------------------------------------------------------------------------------------------

Income before other income                                    568,916            1,182,511            4,817,322            2,017,954

Other income                                                     --                 23,980                5,000               61,580
------------------------------------------------------------------------------------------------------------------------------------
Income from operations                                        568,916            1,206,491            4,822,322            2,079,534

Interest income                                                11,581                3,263               37,792                3,263
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                      580,497            1,209,754            4,860,114            2,082,797

Provision for income taxes                                    221,514                 --              1,922,077                 --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                $   358,983          $ 1,209,754          $ 2,938,037          $ 2,082,797
====================================================================================================================================
Basic income per common share                             $       .02          $       .07          $       .18          $       .13
====================================================================================================================================
Weighted-average number of shares outstanding              16,187,128           16,183,831           16,187,128           16,180,146
====================================================================================================================================

                                                                                                   See Notes to Financial Statements

                                                                                            RMS TITANIC, INC.

                                                                                      STATEMENT OF CASH FLOWS
                                                                                                  (UNAUDITED)

=============================================================================================================

                                                                             NINE-MONTH            NINE-MONTH
                                                                           PERIOD ENDED          PERIOD ENDED
                                                                           NOVEMBER 30,          NOVEMBER 30,
                                                                                   1998                  1997

-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $ 2,938,037           $ 2,082,797
-------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               164,565                 6,291
    Impairment loss on exhibitry equipment                                      150,000                  --
    Rights granted in satisfaction of accrued liability                            --                 (60,000)
    Financing fees                                                                 --                   5,750
    Other                                                                       (76,500)                 --
    Amortization of deferred revenue                                               --              (1,205,000)
    Noncash exhibition revenue                                                 (750,000)                 --
    Reduction in artifacts recovered                                             19,000                  --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 23,413               (97,549)
      (Increase) decrease in other current assets                                (7,600)                4,800
      (Increase) decrease in refundable withholding tax                        (383,174)               87,500
      Increase in other assets                                                     (814)                 (270)
      Decrease in accounts payable and accrued liabilities                     (470,201)             (692,509)
      Increase in income taxes payable                                            5,920                  --
      (Decrease) increase in deferred revenue                                   (14,943)              655,000
-------------------------------------------------------------------------------------------------------------
          TOTAL ADJUSTMENTS                                                  (1,340,334)           (1,295,987)
-------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,597,703               786,810
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Artifact recovery costs                                                    (1,500,000)                 --
  Purchases of property and equipment                                           (99,417)               (3,400)
-------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                  (1,599,417)               (3,400)
-------------------------------------------------------------------------------------------------------------

Cash flows used in financing activity - repayment of notes payable                 --                (102,848)
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (1,714)              680,562

Cash and cash equivalents at beginning of period                              1,000,269               105,854
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $   998,555           $   786,416
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes                              $ 1,900,000                  --
=============================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

  Noncash purchases of property and equipment                               $   826,500                  --
=============================================================================================================

                                                                            See Notes to Financial Statements

                                                      6

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1998 and its results of operations and its cash flows for the three and nine months ended November 30, 1998 and 1997. Results of operations for the three and nine month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2 -          In February 1997, Statement of Financial Accounting
                  Standards ("SFAS") No. 128, Earnings per Share, was issued. SFAS No. 128 requires dual presentation of basic earnings
                  (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. The adoption of SFAS No. 128 had no effect on the restatement of the net income per common share for the three and nine months ended November 30, 1997. Diluted EPS is not presented for the three and nine months ended November 30, 1998 and 1997 since the dilutive effect of potential common shares is not material.

Note 3 - In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, extended the exhibition through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998 and $2.00 per visitor until May 1, 1998, as defined. For the period subsequent from May 1, 1998, the Company receives two-thirds of net profits, after recoupment of certain project expenses, plus a percentage of merchandise revenues, as defined. The term of this exhibition ended on September 30, 1998.

                  In December 1996, the Company entered into an agreement with Florida International Museum, Inc. for an exhibition of Titanic artifacts in St. Petersburg, Florida, from November 15, 1997 to May 15, 1998 and further extended the exhibition to May 31, 1998. Pursuant to the agreement, the Company received exhibition revenue from attendance fees ranging from $0.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term, as defined. In addition, the Company received 10% of gross revenue, as defined, from the sale

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  of merchandise at the exhibition.

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

                  The Company has entered into an agreement with Resource Plus and Event Management International ("EMI"), a division of the World Trade Center Boston, for the presentation of more than 250 artifacts in Boston, Massachusetts from July 1, 1998 through on or about November 15, 1998. Pursuant to the exhibition agreement, EMI is responsible for payment of all costs and expenses related to the design, construction, operation and marketing of the exhibition. Pursuant to the exhibition agreement, the Company will receive two-thirds (2/3) and EMI will receive one-third (1/3) of the net profits, after recoupment of certain project expenses, as defined. The agreement further provided that the ownership interest of certain exhibitry and equipment aggregating $750,000 was transferred to the Company as of August 31, 1998, in satisfaction of the minimum exhibition fees due to the Company. This exhibition closed on November 29, 1998. The Company earned no exhibition fees in excess of the minimum.

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)




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

                  The Company entered into an agreement with IFREMER for the charter of equipment and crews to conduct the Company's fifth expedition to the Titanic wreck site in August 1998 (the "Summer of 1998 Expedition"). Pursuant to the agreement, the Company agreed to pay IFREMER the sum of $1,460,000 in addition to a previously paid deposit of $200,000. Such sum included $480,000 that was due and owing to IFREMER for the Company's 1996 expedition to the Titanic. The Company agreed to pay $1,260,000 of such charter costs prior to the commencement of the Summer of 1998 Expedition, with the $200,000 balance to be paid upon the conclusion of the expedition. Pursuant to the agreement between the Company and its audio-visual licensee for the Summer of 1998 Expedition, the Company's audio-visual licensee paid $1,150,000 of such charter costs on behalf of the Company. In July 1998, the Company paid the sum of $80,000 to IFREMER pursuant to the charter agreement. The balance of $200,000 payable by the Company to IFREMER under the charter agreement was paid subsequent to November 30, 1998. All objects recovered during the Summer of 1998 Expedition were the subject of a lien granted to IFREMER. Such lien has been released subsequent to November 30, 1998.

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  The Company and an unrelated television production company entered into an agreement whereby the Company granted certain rights to the production company for the production and exploitation of audio and visual recordings with respect to the Summer of 1998 Expedition (the "Productions"). In consideration of the granting of such rights, the television production company, among other things, agreed to pay the cost for chartering equipment and crew necessary for the Summer of 1998 Expedition, including, but not limited to, $1,150,000 of the costs for chartering IFREMER's equipment and crew and an aggregate of $2,195,000 of additional equipment and crew from other unrelated third-parties on behalf of the Company. Of this $2,195,000, the Company has charged to operations $1,845,000 during the fiscal quarter ended August 31, 1998, representing costs attributable to the licensing agreements. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and electronic media format, and certain royalty and other rights with respect to the marketing and sale of home videos based upon the Summer of 1998 Expedition.

                  Note 4 - The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom are involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. By order entered on July 17, 1998, a motion to stay the Order pending determination of the appeal was denied by the U.S. Court of Appeals. Such appeal is pending determination following oral argument in October 1998.

                  The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, intends to defend itself vigorously, and to assert counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company, has wrongfully interfered with contractual relations with third parties, and has violated the Company's copyright to the images obtained with the light towers. In connection with this action, the parties agreed, without further order of the court, coins and currency recovered from the Titanic located within the Southern District of New York (the "District") as of December 18, 1997 would not be removed from the District, and would not be sold, liened or otherwise

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  encumbered. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, vacated the above agreement between the parties with respect to disposition of the coins and currency without order of the court, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED NOVEMBER 30, 1998 VERSUS
THE QUARTER ENDED NOVEMBER 30, 1997

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 VERSUS
THE NINE MONTHS ENDED NOVEMBER 30, 1997

         During the third quarter and the first nine months of its 1999 fiscal year (the "1999 fiscal year"), the Company's revenues decreased approximately 16% and increased approximately 189%, respectively, as compared to the third quarter and the first nine months of its 1998 fiscal year (the "1998 fiscal year"). These changes were principally attributable to a decrease of approximately 100% and an increase of approximately 3,482 in licensing fees during the third quarter and first nine months of the 1999 fiscal year, respectively, as compared to the corresponding periods of the 1998 fiscal year. These changes were primarily a result of the Company having earned licensing fees of approximately $3,345,000 during the second quarter of the 1999 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the summer of 1998 (the "Summer of 1998 Expedition"). The Company's revenue from exhibitions and related merchandise sales decreased approximately 23% during the third quarter of the 1999 fiscal year as compared to the third quarter of the 1998 fiscal year, and increased approximately 53% during the first nine months of the 1999 fiscal year as compared to the first nine months of the 1998 fiscal year. This change during the respective three and nine month periods were primarily attributable to the scope of the Company's exhibition activities during the first quarter of the 1999 fiscal year as compared to the first quarter of the 1998 fiscal year. Revenue from merchandise, book and other activities increased approximately 773% and approximately 799% during the third quarter and first nine months of the 1999 fiscal year, respectively, as compared with the corresponding periods of the 1998 fiscal year. These changes resulted primarily from the recognition of revenues during the 1999 fiscal year from a book published in conjunction with unrelated third parties and revenue derived from the sale of merchandise through the Company's web site (http://www.titanic-online.com). The Company's revenue from the sale of coal increased approximately 865% and approximately 856% during the third quarter and first nine months of the 1999 fiscal year, respectively, as compared to the corresponding periods of the 1998 fiscal year. These changes derived primarily from increases in the amount of coal sold through the Company's web site, in the merchandise shops of the Company's United States exhibitions, and through other direct marketing activities.

         The Company's cost of coal sold increased during the third quarter of the 1999 fiscal year as compared to the third quarter of the 1998 fiscal year, and increased during the first nine months of the 1999 fiscal year as compared to the first nine months of the 1998 fiscal year, approximately 100%, with such cost relating to the volume of sales in the respective periods. The Company's general and administrative expenses increased approximately 128% during the third quarter of the 1999 fiscal year as compared to the third quarter of the 1998 fiscal year, and increased approximately 55% during the first nine months of the 1999 fiscal year as compared to the first nine months of the 1998 fiscal year. These changes were primarily the result of an increase in professional fees and expenses of $150,000 incurred during the third quarter of the 1999 fiscal year related to deinstallation and transportation of the exhibition from Hamburg, Germany to Zurich, Switzerland. The Company's depreciation and amortization expenses increased approximately 3,724% and 2,516% during the third quarter and first nine months of the 1999 fiscal year, respectively, as compared to the corresponding periods of the 1998 fiscal year. During the third quarter of the 1999 fiscal year, the Company incurred $1,845,000 of costs related to vessel and equipment chartering related to the Company's audio-visual licensee's requirements for the Summer of 1998 Expedition, as compated to zero costs attributable to license fees during the nine months ended November 30, 1997. During the second quarter of its 1999 fiscal year, the Company recorded an impairment loss of $150,000 attributable to exhibitry equipment related to the Company's exhibition of Titanic artifacts in Hamburg, Germany based upon the determination that certain items of exhibitry would not be utilized in the planned re-location and presentation of the Hamburg exhibition in Zurich, Switzerland commencing in November 1998.

         The Company's income before provision for income taxes decreased approximately 52% during the third quarter of the 1999 fiscal year as compared to the third quarter of the 1998 fiscal year, and increased approximately 133% during the first nine months of the 1999 fiscal year as compared to the first nine months of the 1998 fiscal year. The Company's net income decreased approximately 70% during the third quarter of the 1999 fiscal year as compared to the third quarter of the 1998 fiscal year, and increased approximately 41% during the first nine months of the 1999 fiscal year as compared to the first nine months of the 1998 fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an unaffiliated entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $127,000 from the sale of coal during the 1998, 1997 and 1996 fiscal years, resulting in an unpaid balance of $153,168 as of February 28, 1998. Such unpaid balance, which was not further reduced during the third quarter of the 1999 fiscal year, does not bear interest. There were no profits from sale of cruise ship cabins for the 1996 expedition.

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

         In connection with the Summer of 1998 Expedition, the Company entered into an agreement with IFREMER to charter equipment and crew necessary for this expedition, which commenced on

August 3, 1998 and concluded on August 31, 1998. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER, in addition to the deposit of $200,000, the sum of $1,460,000 for this expedition, inclusive of all amounts that were due and owing to IFREMER for the Summer of 1996 Expedition ($480,000). The Company agreed to pay $1,260,000 of such charter costs prior to the commencement of the Summer of 1998 Expedition, with the $200,000 balance to be paid upon the conclusion of the expedition. Pursuant to the agreement between the Company and its audio-visual licensee for the Summer of 1998 Expedition, the Company's audio-visual licensee paid $1,150,000 of such charter costs on the Company's behalf. In July 1998, the Company paid the sum of $80,000 to IFREMER pursuant to the charter agreement. The balance of $200,000 payable by the Company to IFREMER under the charter agreement was paid subsequent to November 30, 1998.

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

         Pursuant to its agreement with Resource Plus and Event International ("EMI") for the exhibition of the Company's artifacts in Boston, Massachusetts, the Company agreed to pay EMI the sum of $300,000 to provide certain services, including de-installation, shipping and installation of the exhibition in its next venue (St. Paul, Minnesota). As a result of EMI's alleged breach of the agreement, the Company terminated EMI's obligations and corresponding rights with respect to the de-installation, shipping and installation of the exhibition. EMI has demanded that the Company pay $100,000 to EMI with respect to these matters. The Company has rejected such demand.

         The Company's near term operating needs will be financed principally from the distribution of revenues to the Company under its agreements for exhibitions in Zurich, Switzerland; St. Paul, Minnesota; its touring exhibition in Japan; and at the Queen Mary in Long Beach, California. The Company has moved its exhibition presented in Boston, Massachusetts to St. Paul, Minnesota for a four (4) month period commencing January 1, 1999 (the "St. Paul Exhibition"). Pursuant to its agreement for the St. Paul Exhibition, the Company will be paid a minimum of $1,000,000 no later than February 28, 1999 (subject to the withholding for a maximum period of one month an amount of up to approximately $200,000 for agreed upon operating expenses for the month of March 1999 in the event that cash flow needs so require). The Company will receive two-thirds of the net profits, as defined (the "Net Profits"), derived from ticket, merchandise and sponsorship revenues in excess of a maximum budget of $2,000,000 (the "Budget"). The Budget includes a $300,000 payment to be made to the Company for the lease of its exhibitry for the St. Paul Exhibition. The $1,000,000 minimum to be paid to the Company will be credited against its share of the Net Profits.

         The Company has also re-located its exhibition from Hamburg, Germany, which closed on September 30, 1998, to Zurich, Switzerland for a six-month presentation commencing in November 1998 (the "Zurich Exhibition"). Pursuant to the terms of its agreement for the Zurich exhibition, the Company will be paid a minimum of $100,000 per month, commencing November 30, 1998, during the term of the Zurich Exhibition. After the total of net ticket and sponsorship revenue combined with 20% of gross merchandise sales (less sales tax) exceed 4,600,000 Swiss Francs (the "Threshold"), the Company will receive two-thirds of the net profits, as defined, derived from ticket and sponsorship revenues in excess of the Threshold and 20% of all merchandise revenues from inception of the Zurich Exhibition. The $100,000 per month payments to the Company will be credited against its share of the net profits from the Zurich Exhibition after the Threshold has been attained.

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

         Substantially all of the Company's cash flow derives from the Company's operating activities. None of the Company's cash flow during the first quarter of the 1999 fiscal year derived from financing activities, with approximately $1,599,000 used in investing activities.

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

         In order for the Company to design, construct and embark on the Waterborne Exhibition, additional debt and/or equity financing will be required. While management believes that such financing will be available, no assurances can be given that the Company will be successful in its efforts to obtain additional financing, or that such financing will be available on a satisfactory timetable. If the Company is unable to arrange income producing exhibitions similar to its land-based exhibitions in St. Petersburg, St. Paul, Zurich and Japan, or funding for the planned worldwide touring exhibition is not obtained, there could be a curtailment of the Company's long-term business activities and material delays in the implementation of its business plans.

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

         The Company's sales of coal recovered from the Titanic wreck site and other merchandise through its web site increased significantly during the period of the initial theatre release of the motion picture "Titanic" in December 1997 without the Company incurring any significant marketing expenses. This coal is the only object recovered from the Titanic that the Company is offering or will offer for sale to the general public. Through the date of this report, approximately 110,000 units of the Company's Titanic coal have been sold since the commencement of such sales in the fall 1996, which represents approximately one-half of the total units of coal available for sale. A substantial portion of the remaining Titanic coal supply is different in size than that which the Company has marketed to date, and the Company's pricing and commercial presentation of the coal is likely to change. No assurances can be given that different price points or different presentations of the coal will be attractive to consumers. Additionally, in the event that the Company does not recover any additional Titanic coal, and the existing supply of coal is exhausted in the future, the volume of the Company's merchandise sales may be materially adversely affected in the absence of the introduction and marketing of additional products, such as replicas of artifacts.

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

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the third quarter of the 1999 fiscal year, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with IFREMER and its exhibition organizer in Germany, Zurich and Japan and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom are involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. By order entered on July 17, 1998, a motion to stay the Order pending determination of the appeal was denied by the U.S. Court of Appeals. Such appeal is pending determination following oral argument in October 1998.

                  The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The

Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, intends to defend itself vigorously, and to assert counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company, has wrongfully interfered with contractual relations with third parties, and has violated the Company's copyright to the images obtained with the light towers. In connection with this action, the parties agreed, without further order of the court, coins and currency recovered from the Titanic located within the Southern District of New York (the "District") as of December 18, 1997 would not be removed from the District, and would not be sold, liened or otherwise encumbered. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, vacated the above agreement between the parties with respect to disposition of the coins and currency without order of the court, and otherwise denied the Company's motion to dismiss and/or transfer this action. This action is now in the stage of discovery proceedings.

ITEM 2.  CHANGES IN SECURITIES.

                  None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10.1     Agreement dated September 25, 1998 between the Company and Media Rare,
         Inc.

                  (b)      Reports on Form 8-K

                           None




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RMS TITANIC, INC.
                                     (Registrant)


Dated:   January 19, 1999            By: /s/George Tulloch

                                     George Tulloch, Principal Executive Officer and Acting Principal Accounting Officer