Form 10-K
period 1999-02-28
RMS TITANIC INC
filed 1999-06-29
CIK 796764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 12, 1999, was:
$17,326,278.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 12, 1999, were: 16,187,119

                                                     NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING
            -------------------                        -----------

            Common Stock, par value $.0001
            per share                                  16,187,119

DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement to be filed pursuant to Regulation 14A or definitive information statement to be filed pursuant to Regulation 14C.

              SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and under in Item 7 "Managements's Discussion and Analysis of Financial Conditions and Operations." Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.  BUSINESS

         BACKGROUND
         ----------

         On May 4, 1993, RMS Titanic, Inc. acquired all of the assets and assumed all of the liabilities of Titanic Ventures Limited Partnership ("TVLP"), a Connecticut limited partnership (the "Acquisition"). References to the "Company" in this Report relate to TVLP prior to the acquisition and the combined entities of TVLP and RMS Titanic, Inc. after the Acquisition.

         Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the vessel RMS Titanic (the "Titanic"), the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (the "Order"). The Order was re-affirmed by the Federal District Court for the Eastern District of Virginia in 1996 and 1998. See "Salvage Rights" below.

         The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the Titanic, which sank in 1912 and lies more than 12,500 feet below the surface of the Atlantic Ocean approximately 400 miles off the coast of Newfoundland; obtaining oceanic material and scientific data available therefrom in various forms, including still and moving photography and artifacts from the wreck site; and utilizing such data and artifacts for historical verification, scientific education and public awareness and in revenue-producing activities such as touring exhibitions, television programs and the sales of still photography. In August 1987, the Company contracted with the Institute of France for the Research and Exploration of the Sea ("IFREMER") to conduct an expedition and dive to the wreck of the Titanic. Utilizing state-of-the-art technology of IFREMER, which is the French Government's, and the world's largest, oceanographic institute, approximately sixty (60) days of research and recovery operations were performed at the Titanic wreck site through the use of a manned submersible NAUTILE. Approximately 1800 objects were recovered during the course of thirty-two (32) dives on such 1987 expedition. The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovered objects, the Company's 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site.

         In June 1993, the Company successfully completed its second expedition to the Titanic wreck site, recovering approximately 800 artifacts and producing approximately 105 hours of videotape footage during the course of fifteen (15) dives. In July 1994, the Company recovered over 1,000 objects and produced approximately 125 hours of videotape footage during its third expedition to the Titanic wreck site. In August 1996, the Company recovered 74 objects and produced approximately 125 hours of videotape footage during its fourth expedition to the Titanic wreck site. In cooperation with the Company, Discovery Communications, Inc. produced three (3) hours of television programming based upon the Company's activities and scientific studies undertaken during the 1996 expedition. Two hours of this programming, presented in "Titanic: Anatomy of A Disaster," was the highest rated program in the history of The Discovery Channel when it aired in April 1997. In addition to obtaining videotape footage for the television productions, a substantial portion of the 1996 expedition was devoted to the recovery of a section of the Titanic hull, measuring approximately 26 feet by 20 feet and weighing approximately 20 tons, from the debris field surrounding the wreck (the "Big Piece"). Although the Company raised the Hull Piece to within approximately 200 feet of the surface of the ocean, efforts to recover this object were unsuccessful as a result of stormy weather conditions and resulting ocean turbulence.

         In August 1998, the Company recovered 70 objects and produced approximately 350 hours of videotape footage during its fifth expedition to the Titanic wreck site. This expedition, again undertaken in cooperation with Discovery Communications, Inc., produced five (5) hours of television programming about the expedition, including the first-ever live broadcast from the Titanic wreck site and a one (1) hour Dateline NBC special broadcast. Among the highlights of the 1998 expedition was the successful recovery of the Big Piece and extensive mapping of the Titanic and portions of the wreck site through the capture of thousands of high resolution color digital photographs.

         The Company's 1993, 1994, 1996 and 1998 Titanic expeditions were also conducted pursuant to charter agreements with IFREMER. The objects recovered in the 1993, 1994, 1996 and 1998 expeditions were transported to a privately-owned conservation laboratory in France for restoration and/or preservation processes in preparation for exhibition, except for the Big Piece, with respect to which conservation processes have been ongoing while on exhibit as part of the Company's exhibition of its Titanic artifacts in the United States.

         During 1997 through the date of this report, exhibitions of objects recovered from the Titanic were presented in association with the Company in Norfolk, Virginia (which opened in November 1996 and was presented until March 31, 1997); in Memphis, Tennessee (from April 3, 1997 to September 30, 1997), Hamburg, Germany (from May 8, 1997 to September 30, 1998); at the Queen Mary in Long Beach, California (from May 31, 1997 to March 21, 1999); St. Petersburg, Florida (from November 15, 1997 through May 31, 1998); Boston, Massachusetts (from July 1, 1998 through November 30, 1998); Zurich, Switzerland (from November 11, 1998 through May 9, 1999); St. Paul, Minnesota (from January 1, 1999 through May 9, 1999); a continuing tour to several cities in Japan (from July 24, 1998 until its scheduled conclusion on July 31, 1999;) and in Atlantic City, New Jersey (from May 29, 1999 until its scheduled conclusion on September 7, 1999).

          The Company has granted a subsidiary of SFX Entertainment, Inc. the exclusive worldwide rights to present exhibitions of the Company's Titanic artifacts commencing September 14, 1999 for a one-year period, subject to extension for four (4) additional periods of one year each, in consideration of minimum payments of $8.5 million per year to the Company.

         PLAN OF OPERATIONS
         ------------------

         The Titanic has captivated the thoughts and imagination of millions of people throughout the world for the decades since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1500 of the 2228 lives on board. The depth of the abiding international interest in the Titanic over the more than eighty-five years since its sinking is reflected by the December 1997 release of the highest grossing motion picture of all time, "Titanic," as well as by a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean. As the only entity that has recovered and conserved items from the Titanic, the Company is in the unique position to present, in a previously untold manner, a visible and tangible perception of the Titanic by the exhibition of these artifacts to the general public. Management of the Company intends to present such exhibitions throughout the world, and to thereafter establish a permanent museum for the display of the Titanic artifacts, in an enlightening and dignified manner that embodies respect for those who lost their lives and embraces the advances in science that have permitted the memory of the Titanic to be physically presented to current and future generations. The principal sources of revenues of the Company have been and are expected to be ticket sales for admission to exhibitions, merchandising revenues, licensing revenues and sponsorship revenues.

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

         EXHIBITIONS
         -----------

         The Company plans to present exhibition tours of Titanic artifacts at cities throughout the world. In pursuit of this plan, the Company has presented exhibitions in association with third parties in cities in the United States, Europe and Japan.

         Agreement with Subsidiary of SFX Entertainment, Inc.

         In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively, "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum of $8.5 million annually. The license agreement has an initial term of one year, commencing September 14, 1999, with SFX having the option to extend the term for up to four additional one-year periods. Such $8.5 million payment is payable as follows: $500,000 upon the effective date of the license agreement, and payments of $2,000,000 each on a quarterly basis commencing September 15, 1999. The license agreement became effective in May 1999. All obligations of SFX under the license agreement have been guaranteed by SFX Entertainment, Inc.

         Pursuant to the license agreement, the Company will receive sixty-five (65%) percent and SFX will receive thirty-five (35%) percent of net ticket, merchandise and sponsorship revenues, after deduction of mutually agreed upon project expenses. The $8.5 million annual guaranteed minimum payment to be made to the Company will be credited against its share of net revenues in excess of project expenses. The Company has the right to terminate the license agreement effective as of September 14, 2001, or annually thereafter, upon the occurrence of certain conditions, including the merger or sale of majority control of the Company or substantially all of its assets. If the Company terminates the license agreement, SFX will have the right to continue one major exhibition, containing no more than 200 of the Company's Titanic artifacts and involving an investment by SFX in excess of $2,000,000, until no later than September 14, 2004 in consideration of the payment to the Company of a minimum of $2,250,000 annually. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, sixty-five (65%) of the exhibitry built for the exhibitions presented during the term of the agreement.

         In addition, the license agreement provides that the Company shall receive twenty (20%) percent of the profits, if any, from a current Titanic themed exhibition in Orlando, Florida presented by SFX and third parties. Under the license agreement, SFX does not have the right to include any of the Company's Titanic artifacts in the Orlando exhibition. A member of the Board of Directors is a related party to this exhibition.

         Atlantic City Exhibition

         The Company is currently presenting an exhibition of approximately 200 of its Titanic artifacts in Atlantic City at the Tropicana Hotel. This exhibition, which includes the Big Piece recovered during the 1998 Titanic expedition, commenced on May 29, 1999 and is scheduled to conclude on September 7, 1999. Pursuant to the exhibition agreement, Tropicana is responsible for payment of all costs and expenses related to the presentation, operation and marketing of the exhibition, with the exception of the

Company's contribution of approximately $100,000 of the installation costs of the exhibition. The exhibition agreement provides that the Company will receive all ticket and merchandising revenue from the exhibition, without recoupment by Tropicana of any of its costs for presenting, operating and marketing the exhibition. It was further agreed that sponsorship revenues, less commissions, will be divided equally between the Company and Tropicana.

         Merchandising operations at the Atlantic City exhibition are conducted through an unaffiliated third party, Titanic Merchandising, Inc. ("TMI"). Pursuant to the Company's agreement with TMI, the Company receives thirty (30%) percent of the gross revenues derived from the sale of merchandise at the retail shop established within the exhibition premises. See "Business-Merchandising" below.

         SFX has no rights or interest in any revenues of the Company derived from the Atlantic City exhibition.

         Japan Exhibition

         The Company has entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in seven
(7) venues in Japan commencing on or about July 24, 1998 and ending on or about August 1, 1999. The Japanese exhibition has been presented in the cities of Tokyo from July 24, 1998 to August 24, 1998; Yokohama from August 29, 1998 to October 15, 1998; Joetsu from November 7, 1998 to November 29, 1998; Osaka from December 5, 1998 to February 7, 1999; Hiroshima from April 3, 1999 to April 25, 1999 and in Fukuoka from April 29, 1999 to the present, with a scheduled closing date of June 20, 1999. It is planned that the exhibition will be presented in the city of Sapporo form June 26, 1999 to August 1, 1999. Pursuant to the exhibition agreement, TEJI has agreed to pay the conservator of the Company's artifacts $321,000 for the conservation and restoration of artifacts to be displayed in the exhibition. The exhibition agreement further provides that TEJI is responsible for payment of all costs and expenses related to the design, construction, operation and marketing of the exhibition, and that the Company will receive the greater of $3.00 per person who attends the exhibition or fifty (50%) of the profits from the exhibition. Under the exhibition agreement, "profits" means the excess of net revenues (including ticket, sponsorship, merchandising and ancillary revenues, if any, derived from the exhibition) less "project expenses" (which includes all costs and expenses of every kind and description in establishing, operating and marketing the exhibition up to a maximum of approximately $3,470,000). Additionally, the exhibition agreement provides that RMST has the right to select and obtain legal title to fifty (50%) of the exhibitry utilized in the exhibition at no additional cost to RMST, with such rights to be exercised no later than the completion of the exhibition tour.

         SFX has no rights or interest in any revenues of the Company derived from the Japan exhibition tour.

Prior Exhibitions

         The Company's prior exhibitions of its Titanic artifacts have included the following:

         Prelude Exhibition at the National Maritime Museum
         --------------------------------------------------

         On October 4, 1994, the Company and the National Maritime Museum opened The Wreck of the Titanic exhibition at the National Maritime Museum. This exhibition, which was presented as a prelude to the Company's planned worldwide exhibition tour, was scheduled to conclude on April 2, 1995. In March 1995, this prelude exhibition was extended to October 1, 1995. A record-breaking number of people visited the National Maritime Museum during the Prelude Exhibition, with approximately 720,000 people having been admitted to the Museum during its term of presentation.

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

         Pursuant to the Prelude Exhibition agreement, the Company and the National Maritime Museum equally shared all revenues from ticket sales through April 2, 1995, net of value added tax, refunds and commissions ("Net Revenue"), after recoupment by the National Maritime Museum of its costs and adjustments, up to a maximum of pound sterling 600,000, incurred in connection with the design and construction of the exhibition. Pursuant to the agreement, extending the prelude exhibition from April 2, 1995 through October 1, 1995, the Company received twenty (20%) percent of the Net Revenue. The Company's share of the Net Revenues derived from the Prelude Exhibition amounted to $650,071 during the twelve month period of its presentation.

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


         Memphis Exhibition
         ------------------

         Following the Prelude Exhibition, in 1996 the Company entered into an agreement with the City of Memphis, Tennessee for the presentation of a larger exhibition of Titanic artifacts in Memphis, Tennessee from April 3, 1997 through September 30, 1997. Pursuant to the exhibition agreement, as amended, the City of Memphis was responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. Additionally, pursuant to the agreement, the Company received exhibition revenues of $720,000 in installments between September 1996 and August 1, 1997, and also received 65% of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of $5,000,000, plus the actual out-of-pocket expenses incurred by the City in packing, shipping and insuring the transit of the objects from Semur-en-Auxious, France, where the conservation laboratory is located, to Memphis, Tennessee. The exhibition agreement also granted the Company a right of first refusal for the purchase of any or all display cases, theatrical pieces, didactic panels, models, lighting instruments, and other display items that may be developed by the City for the exhibition at a price equal to seventy-five (75%) percent of the cost of the production thereof.

         The Memphis exhibition displayed in themed galleries more than 250 artifacts recovered between 1987 and 1994 by the Company in an area of approximately 25,000 square feet, including a bronze cherub, the ship's whistles, a steward's jacket, silver dinnerware, fine china, gold coins, jewelry, delicate paper objects such as a stock certificate and personal letters, communications and navigational gear, and a piece of one of Titanic's engines. This exhibition also included an 18-foot scale model of the Titanic, replications of a First Class stateroom, dining rooms, Third Class and crew cabins and recreational areas of the Titanic, the Marconi Room, and a model of the bow of the wreck.

         Approximately 635,000 individuals attended the Memphis exhibition during the six-month term of its presentation. The Company earned approximately $2,040,000 of revenue from this exhibition, inclusive of the minimum guaranteed fees of $720,000.

         The objects exhibited at the Memphis exhibition and associated exhibitry were transported and installed in the Florida International Museum in St. Petersburg, Florida for an exhibition presented from November 15, 1997 to May 31, 1998. See "St. Petersburg Exhibition" below.

         Hamburg Exhibition
         ------------------

         The Company entered into an agreement, as amended, with Cre - Co Finanz GmbH ("CRE"), a company organized under the laws of Germany, for the presentation of an exhibition of approximately 300 of the Company's Titanic artifacts in Speicherstadt, the historic maritime center of Hamburg, Germany, from May 8, 1997 through November 8, 1997 (the "Hamburg Exhibition Agreement"). This agreement was amended to extend the exhibition until September 30, 1998, following previous extensions through January 31, 1998 and May 10, 1998. CRE was responsible for payment of all expenses incurred in connection with establishing and presenting this exhibition. In addition to displaying objects from Titanic and her passengers and crew, the Hamburg exhibition included the first opportunity for the public to view Titanic's bell, compass, telegraph and safe together. The theme of the Hamburg exhibition was an interactive presentation of the technological advances required to accomplish the recovery and conservation of Titanic's artifacts, and included replicas of the First Class, Second Class and Third Class cabins, and a model of the bow of the wreck.

         Pursuant to the Hamburg Exhibition Agreement, the Company received two-thirds (2/3) and CRE received, through February 28, 1998, one-third (1/3) of the profits from this exhibition (the "Profits), which were defined as net revenues (including ticket, sponsorship, merchandising and ancillary revenues, if any, derived from the exhibition) less "project expenses" (which included all costs and expenses of every kind and description in establishing, operating and marketing the exhibition up to a maximum of approximately $2,700,000, plus an additional allowance, as defined, for operating expenses for attendance thresholds between 300,000 and 700,000. Simultaneously with the execution of this agreement, the Company was paid the sum of $350,000 as an advance against its share of Profits (the "Advance"). In addition, CRE advanced the sum of $110,000 during the 1998 fiscal year which was provided for the conservation of artifacts utilized in the Hamburg exhibition. The Hamburg Exhibition Agreement was amended so as to provide that in satisfaction of Cre's obligations to the Company for the period ended February 28, 1998, CRE would pay to the Company the sum of $433,189 and transfer to the Company exhibitry utilized in the Hamburg exhibition which cost $559,414, which was due to the Company for its share of exhibition revenue earned. It was further agreed that CRE would pay to the Company, for the period from March 1, 1998 through May 1, 1998, the sum of $2.00 per visitor to the exhibition, fifteen (15%) percent of gross merchandise sales, and fifty (50%) of the gross catalogue sales at the exhibition. During the period between May 2, 1998 and September 30, 1998, the Company received two-thirds (2/3) of all ticket revenues in excess of a monthly operating budget of 400,000 DM; twenty (20%) percent of gross merchandise sales (exclusive of catalogue sales) and fifty (50%) of gross catalogue sales, less the costs per unit for printing the catalogue. The Company further agreed to pay two-thirds of the cost of approximately 325,000 DM to refurbish the Hamburg exhibition, and up to two-thirds (2/3), or up to $150,000, whichever was less, for the deinstallation and shipment of the exhibition to Zurich, Switzerland. The objects exhibited at the Hamburg exhibition and associated exhibitry were transported and installed in a venue in Zurich, Switzerland for an exhibition presented from November 11, 1998 to May 9, 1999. See "Zurich Exhibition" below.

         The Company earned approximately $2,820,000 from the Hamburg exhibition, inclusive of the $350,000 Advance paid to the Company, $110,000 advanced by CRE for the conservation of artifacts, and the $559,414 of exhibitry transferred to the Company. Approximately 1.1 million people attended this exhibition.

         St. Petersburg Exhibition
         -------------------------

         The Company entered into an agreement with the Florida International Museum, Inc. ("FIM") and the City of Memphis (the "City") for an exhibition of the artifacts and associated exhibitry displayed in the Memphis exhibition in St. Petersburg, Florida from November 15, 1997 to May 15, 1998. Pursuant to the exhibition agreement, FIM was responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. This agreement further provided that the Company would receive attendance fees (the "Attendance Fees") as follows for attendees from whom FIM receives more than $6.00 to attend the exhibition: $.34 per visitor for the first 250,000 visitors; $2.80 per visitor for 250,001 to 350,000 visitors; $3.10 per visitor for 350,001 and 450,000 visitors; and $2.95 per visitor in excess of 450,000. In addition, the Company would receive $1.00 for every visitor who pays $6.00 or less for admission to the exhibition. The exhibition agreement additionally provided that the Company would receive ten (10%) of the gross revenue, as defined, from the sale of merchandise at the FIM Gift Shop related to the exhibition (the "Gift Shop Fee"). The minimum combined Attendance Fee and Gift Shop Fee payable to the

Company was $300,000, $100,000 of which was paid in January 1997, $50,000 of which was paid on November 15, 1997, and the balance of which was paid during the term of the exhibition from the Company's share of ticket and merchandise revenue. Additionally, pursuant to the agreement, FIM agreed to lease the exhibitry utilized in the Memphis exhibition for $150,000. Such $150,000 payment was remitted on the Company's behalf for the purchase of exhibitry from the City under the agreement. The Company exercised its rights to purchase items of exhibitry at a cost in excess of such $150,000.

         This exhibition agreement was amended so as to provide for an extension of the term of this exhibition to May 31, 1998, with the Company to receive, during the period from May 16, 1998 through May 31, 1998, $2.60 per visitor from whom FIM receives more than $6.00 per ticket and $1.00 per visitor from whom FIM receives $6.00 or less per ticket. In all other respects, the exhibition agreement among FIM, the City of Memphis and the Company remained unchanged.

         The Company earned approximately $1,577,500 from this exhibition. Upon closing of the exhibition on May 31, 1998, approximately 830,000 people had attended the exhibition.

         Queen Mary Exhibition
         ---------------------

         The Company entered into an agreement with the RMS Foundation, Inc. to exhibit artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California (the "Queen Mary") from June 1, 1997 through January 5, 1998 (the "Initial Term") in an exhibition titled "Titanic: The Expedition." This agreement was amended from time-to- time so as to extend this exhibition until March 21, 1999 (the "Extension Term"). Approximately thirty (30) unrestored artifacts recovered during the Summer of 1996 expedition (including one of Titanic's whistles, a large silver soup tureen, binoculars in a leather case, and a porthole) and fourteen (14) conserved artifacts from prior expeditions are displayed at the Queen Mary, together with a life-size rendition of the 20 ton section of the Titanic hull that the Company sought to raise from the debris field surrounding the Titanic wreck site during the Summer of 1996 Expedition, a two-ton flotation bag used in artifact recovery operations, and a full-size replica of a three-ton light tower that the Company utilized to illuminate portions of the wreck during the Company's 1996 expedition to the Titanic. The theme of this exhibition is the exploration of, and efforts to recover objects from, the Titanic wreck. Pursuant to the Queen Mary exhibition agreement, RMS Foundation is responsible for payment of all costs and expenses related to the design, construction and operation of the exhibition. Pursuant to the agreement, as amended, the Company received from the sale of up to 150,000 tickets, $2.00 per ticket during the Initial terms and $2.50 per ticket during the Extension Term, and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company receives fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition, and fifty (50%) of any sponsorship revenue.

         The "Titanic: The Expedition" presented at the Queen Mary is designed to be presented in an area of approximately 6,000 square feet, as compared to the Memphis, Hamburg, and St. Petersburg exhibitions, which have occupied between 30,000 square feet to more than 40,000 square feet. The Queen Mary exhibition is substantially the same as the "Titanic: The Expedition" exhibition presented at the National Maritime Center (NAUTICUS) in Norfolk, Virginia from November 27, 1996 through March 31, 1997, from which the Company derived ticket and merchandising revenues of approximately $125,000 through February 28, 1997.

         The Queen Mary exhibition closed on March 21, 1999, with approximately 264,000 visitors having attended this exhibition. The Company earned approximately $713,000 from this exhibition.

         Boston Exhibition
         -----------------

         The Company entered into an agreement with Resource Plus and Event Management International ("EMI"), a division of the World Trade Center Boston, for the presentation of more than 175 artifacts in Boston, Massachusetts from July 1, 1998 through on or about November 15, 1998. This exhibition primarily included the Company's Titanic artifacts presented in the Memphis and St. Petersburg exhibitions. Pursuant to the exhibition agreement, EMI was responsible for payment of all costs and expenses related to the design, construction, operation and marketing of the exhibition, and the Company was entitled to receive two-thirds (2/3), and EMI will receive one-third (1/3), of the profits from this exhibition (the "Profits"), which were defined as net revenues (including ticket, sponsorship, merchandising and ancillary revenues, if any, derived from the exhibition) less "cost of operations" (which includes all costs and expenses of every kind and description in operating and marketing the exhibition up to a maximum of approximately $2,525,000, but does not include the costs of the exhibitry utilized in the exhibition). The exhibition agreement further provided that the ownership interest in certain exhibitry and equipment aggregating $750,000 was transferred to the Company as of August 31, 1998, in satisfaction of the minimum exhibition fees due to the Company. This exhibition closed on November 29, 1998, with attendance of approximately 250,000 visitors. The Company did not earn exhibition fees in excess of the minimum. The objects exhibited at the Boston exhibition and associated exhibitry were transported and installed in a venue in St. Paul, Minnesota for an exhibition presented from January 1, 1999 through May 9, 1999. See "St. Paul Exhibition" below.

         St. Paul Exhibition
         -------------------

         The Company entered into an agreement with Media Rare, Inc. for the presentation of the objects and exhibitry contained in the Company's Boston exhibition for a period of four (4) months commencing on January 1, 1999 and ending on April 30, 1999. Pursuant to this agreement, the Company received a minimum payment of $1,000,000. This minimum payment is a credit against the Company's share of two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenues in excess of a budget of approximately $2,000,000. The budget for this exhibition includes a $300,000 payment to the Company for the lease of its exhibitry for the St. Paul exhibition.

         This exhibition was extended from May 1, 1999 to May 9, 1999 pursuant to an amendment to the exhibition agreement, which provided that the Company shall receive a minimum of $3.00 per visitor to the exhibition during the extension period, with two-thirds (2/3) of any profits of revenues in excess of a budget of approximately $113,000 for the extension period to be paid to the Company, after crediting the $3.00 per visitor fee paid to the Company against such profit distribution.

         Japan Exhibition
         ----------------

         The Company has entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in seven
(7) venues in Japan commencing on July

24, 1998 and ending on or about August 1, 1999. The Japanese exhibition has been presented in the cities of Tokyo, Yokohama, Joetsu, Osaka and Hiroshima, is currently being presented in the city of Fukuoka, and is scheduled to be presented in the city of Sapporo. Pursuant to the exhibition agreement, TEJI has agreed to pay the conservator of the Company's artifacts $321,000 for the conservation and restoration of artifacts to be displayed in the exhibition. The exhibition agreement further provides that TEJI is responsible for payment of all costs and expenses related to the design, construction, operation and marketing of the exhibition, and that the Company will receive the greater of $3.00 per person who attends the exhibition or fifty (50%) of the profits from the exhibition. Under the exhibition agreement, "profits" means the excess of net revenues (including ticket, sponsorship, merchandising and ancillary revenues, if any, derived from the exhibition) less "project expenses" (which includes all costs and expenses of every kind and description in establishing, operating and marketing the exhibition up to a maximum of approximately $3,470,000. Additionally, the exhibition agreement provides that RMST has the right to select and obtain legal title to fifty (50%) of the exhibitry utilized in the exhibition at no additional cost to RMST, with such rights to be exercised no later than the completion of the exhibition tour.

         THE PERMANENT MUSEUM
         --------------------

         Upon completion of a world tour of the Company's artifacts, the Company intends to establish a permanent museum for the artifacts at a facility in a major United States or European market where tourism is well-established. The selection of the site of such museum will be made by management based primarily upon the recommendations of the International Advisory Committee (see "International Advisory Committee" below), the size of the potential market and the costs of establishing and operating an appropriate facility.

         MERCHANDISING
         -------------

         The merchandising efforts in connection with the Memphis, Hamburg, Queen Mary and St. Petersburg exhibitions were undertaken by the parties with which the Company is presenting such exhibitions. The Company does not have responsibility for procurement of any merchandise or the operation of the merchandise shops at the venues.

         The Company has entered into an agreement with an unaffiliated third party, Titanic Merchandise Inc. ("TMI"), to operate and manage retail merchandise operations at the Company's exhibitions in the United States until July 1, 2001. Pursuant to this agreement, TMI is responsible for all costs associated with the retail operations, including but not limited to build-out, inventory and operational costs and has agreed to pay to RMST and the co-presenters of the exhibition, such as EMI with respect to the Boston exhibition, an amount equal to thirty (30%) of the gross revenue realized through retail sales at the exhibition site. TMI has also agreed to pay to RMST an amount equal to ten (10%) percent of its gross revenue received from sales made by TMI to third parties, and an amount equal to five (5%) of the suggested retail price bearing the Company's logos or incorporating other proprietary rights of RMST, whether sold at exhibitions or through retail outlets other than the exhibitions.

         The Company intends to manufacture replicas of selected artifacts or to sell licenses to third parties for replication of artifacts that have been recovered from the Titanic. It is contemplated that the

Company will receive a negotiated royalty from the sales of the artifact replicas in consideration of the granting of such licenses. No assurances can be given that such licensing arrangements will be successfully consummated, or if consummated, will result in the Company's receipt of significant revenues. The Company also intends to pursue the direct marketing of merchandise through its web site (http://www.titanic-online.com) and through third parties.

         The Company has entered into an agreement with Tehabi Books for the publication of a "coffee table" book titled "Titanic Legacy of the World's Greatest Ocean Liner" to be distributed by Time-Life Books, which was published in October 1997 (the "Book"). The Book was on the New York Times Bestseller List for thirteen (13) consecutive weeks ending in April 1998. Pursuant to its agreement with Tehabi, all expenses related to the development and production of the book, including but not limited to all payments to the printer, the author and the owners of all photographic rights, were the sole responsibility of Tehabi. The Company granted to Tehabi the exclusive right to publish in book form all photographs owned by the Company that were selected for inclusion in the Book, in consideration for which the Company receives a royalty, for the first 50,000 copies of the book, of $175 per photograph or image owned by the Company (the "Photographs"), and $87.50 per Photograph for every additional 50,000 copies, prorated according to the number of additional books produced.
In addition, Tehabi and the Company agreed that Tehabi would receive the first $200,000 of net revenue derived from its sale of the Book (which was defined as gross revenue less certain actual manufacturing costs, such as printing costs and photography royalties paid to the Company for Books produced over the first 50,000 copies), the Company would receive the next $40,000 of net revenue, and the parties would equally share all net revenue in excess of $240,000.

         EXPEDITIONS TO THE TITANIC
         --------------------------

         As a consequence of the depth of the Titanic approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the Titanic. With respect to its 1987, 1993, 1994, 1996 and 1998 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts are undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts are accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team has the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs., to fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for the dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN are each equipped with video and still cameras that record all recovery and exploration efforts. In connection with its 1987, 1993, 1994, 1996 and 1998 expeditions to the wreck site, the Company engaged experts from various fields, including maritime scientists and other professional experts, to assist in the Company's exploration and recovery efforts. Management of the Company intends to engage experts from such fields for its future expeditions to the Titanic.

         During the Company's 1998 expedition to the Titanic, in addition to recovering the largest artifact to date -- a 26 foot by 20 foot outer section of the hull of Titanic weighing approximately 20 tons, known as the "Big Piece," other objects recovered during this expedition included a port-side gangway door from D-Deck, found on the sea bed with its latch mechanism open; a golden chandelier from one of the ship's first class public rooms; a stateroom coat hook; a light switch control panel from the galley area; a skylight from the first class elevator shaft; a small 60-second hourglass used for navigation; a round dial with spindle and spring mechanism that may be an electronic wall clock from the Marconi radio room. During the 1998 expedition, a new area of the debris field apparently containing large amounts of passenger baggage was discovered, which the Company intends to explore and to focus attention upon for future recovery operations.

         Additionally, through the use of ultra-high resolution digital underwater technology, more than 3,000 individual digital photographs were captured of the Titanic's wreck site. These photographs have been compiled and processed utilizing special computerized software into the world's first high-resolution photomosaic of the Titanic's wreck site, including the first-ever composition of the entire mangled stern section as well as portions of the debris field surrounding the wreck.

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

         RESTORATION AND CONSERVATION
         ----------------------------

         Upon recovery from the wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than eighty-five (85) years, objects have been subject to the corrosive effects of chlorides present in the sea water. The restoration of many of the metal, leather and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Various artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Except for those unrestored artifacts that are exhibited in Atlantic City, New Jersey and in the touring exhibition in Japan, unrestored artifacts recovered from the 1993, 1994, 1996 and 1998 expeditions are presently undergoing conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France.

         SALVAGE RIGHTS
         --------------

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

         In February 1996, a third-party instituted a motion in the Federal District Court for the Eastern District of Virginia seeking rescission of the June 7, 1994 order awarding to the Company salvor-in-possession status. By order dated May 10, 1996 entered after trial, such motion was denied. The court also modified its June 7, 1994 order to the extent of requiring the Company to file more frequent periodic reports as to the status of its activities. In August 1996, the Court amended such May 10, 1996 order so as to include the award of exclusive rights to photograph the Titanic within the award of salvor-in-possession status, and enjoined third-parties from entering the wreck site for purposes of obtaining photography or for other purposes.

         An unrelated entity announced the intention of conducting a photographic expedition, known as Operation Titanic, to the Titanic wreck site during August 1998, when the Company intended to conduct its 1998 expedition. The Company commenced legal proceedings and obtained an injunction prohibiting such photographic expedition during August 1998 or at any other time so long as the Company is salvor-in-possession of the wreck and wreck site of the Titanic. Notwithstanding such injunction, the Operation Titanic photographic expedition occurred in September 1998. In March 1999, the District Court's granting of an injunction prohibiting the photographic expedition was reversed by the Fourth Circuit of the United States. The Company is considering appealing the reversal of the District Court's determination to the United States Supreme Court. Future photographic expeditions to the Titanic have been announced by third-parties. In the event that such photographic expeditions are undertaken while the Company is conducting its expedition, safety hazards regarding the deployment of submersibles chartered by the Company while other submersibles are deployed could interfere with the Company conducting its expeditions. See "Item 3. Legal Proceedings" below.

         Management of the Company believes that all requirements to maintain its salvor-in-possession status have been satisfied and will be satisfied in the foreseeable future. Should the Company not maintain its salvor-in-possession status, other entities could conduct salvage operations and recover items from the Titanic wreck site. Management believes, however, that salvage operations by other entities, if successful, would not have a material adverse affect upon the Company's plan of exhibition activities. However, the loss of exclusive photographic rights could have a materially adverse affect upon the Company's ability to generate revenues from ancillary activities, such as television productions related to, or passenger cruises accompanying, research and recovery expeditions.

         INTERNATIONAL ADVISORY COMMITTEE
         --------------------------------

         In March 1994, the Company and the National Maritime Museum initiated the formation of an

International Advisory Committee with the purpose to "safeguard the future of the Titanic wreck site and objects raised from it and to ensure that they are conserved to the highest standards to be saved for future generations in a Titanic Memorial Museum." The members of the International Advisory Committee, in addition to the Company and the National Maritime Museum of Greenwich, London, England, are as follows: Musee de la Marine, Paris, France; IFREMER; The Maritime Association, New York, New York; Titanic International Society, Freehold, New Jersey; Charles A. Haas (author and historian); National Maritime Museum, Stockholm, Sweden; National Maritime Museum of Norway, Oslo, Norway; John P. Eaton (author and historian); and the British Titanic Historical Society, Lancashire, England. Annual meetings of the Committee were held in London, England in October 1994, 1995 and 1996. It is expected that a meeting of the Committee will be held in the fall of 1999.

         MARKETING
         ---------

         The organizations in association with which the Company is presenting its exhibitions are responsible for undertaking and paying for the marketing and promotion of the exhibitions. The Company intends to establish special promotional programs for school-age children and educational institutions, and plans to develop and distribute teaching materials to aid in the historical and scientific studies currently used in school curriculum regarding the Titanic.

         COMPETITION
         -----------

         The entertainment and exhibition industries are intensely competitive. There can be no assurances that the Company will be able to compete effectively. Many of the entities with which the Company will be competing have substantially greater resources than the Company. Additionally, following the success of the motion picture "Titanic" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of Titanic or involving memorabilia related to its sinking. Although the Company is the only entity that exhibits artifacts recovered from the wreck site of the Titanic, competition may be encountered from these exhibitions or events for the consumer's interest in Titanic or with respect to the interest of prospective venues for presenting the Company's Titanic exhibition. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings and the quality and value of the entertainment experience, emphasizing the unique and distinctive perspective of the Titanic that the Company will incorporate into its exhibits as Titanic's salvor-in-possession and as the only entity that has the rights to objects recovered from the Titanic.

         The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management of the Company believes that its merchandise will compete primarily on the basis of its unique character and quality.

         EMPLOYEES
         ---------

         As of June 5, 1999, the Company had six (6) employees, one of whom is its President. The Company is not a party to any collective bargaining agreement.

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

         ENVIRONMENTAL MATTERS
         ---------------------

         The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in New York, New York and consist of premises of approximately 3,500 square feet which were leased pursuant to a lease expiring in September 1998, and month-to-month thereafter. The Company has executed a five-year lease for such premises which is expected to commence in or about June 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom are involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. In March 1999 the U.S. Court of Appeals for the Fourth Circuit issued an opinion affirming the Company's status as salvor-in-possession of the wreck of the Titanic, and reversing that portion of the District Court's ruling that the Company could exclude others from viewing and photographing the wreck and wreck site. The Company is considering appealing the decision of the U.S. Court of Appeals to the United States Supreme Court.

         The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, copyright infringement, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, and has asserted counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company and has infringed upon the Company's copyright to the images obtained with the light towers. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings, with a motion instituted by the Company to dismiss plaintiff's claim for copyright infringement, as alleged in an amended complaint, presently pending before the Court. The Company intends to defend itself vigorously against the plaintiff's claims and to pursue its counterclaims.

         The Company is a named defendant in a lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.) On March 3, 1999, the Company removed the action to the United States District Court for the District of Arizona (No. CIV 99-0401-PHX-SMM). The complaint alleges that the Company breached a contractual obligation to deliver to the plaintiff - a financial public relations firm - 250,000 warrants exercisable, at various prices per share, into freely-trading common stock of the Company, and further claims that the actions of the Company, in allegedly promising to deliver such warrants, constituted negligent misrepresentation, fraud, and breach of fiduciary duty, and that the plaintiff is entitled to recover damages on a quantum meruit basis. The complaint seeks an order requiring the Company to deliver the warrants, damages in the amount of $250,000 and unspecified punitive damages, attorneys' fees and costs. The Company has filed an answer denying the essential allegations of the complaint, and has asserted a counterclaim alleging the plaintiff's breach of its contractual obligations to the Company and is seeking damages of approximately $36,000 plus attorneys' fees and costs. A proposed settlement of this action is presently under consideration, the terms of which would not have a material financial affect upon the Company. If this action is not resolved through settlement, the Company intends to defend vigorously against the plaintiff's claims and to pursue its counterclaim. This action is now in the discovery stage of proceedings.

ITEM 4.  SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

         During its fiscal year ended February 28, 1999, no matters were submitted to the vote of the Company's security holders.

                                    PART II

ITEM 5.  PRICE RANGE OF SECURITIES

         (a) MARKET INFORMATION. The Company's Common Stock is traded on the over-the-counter market on a limited and sporadic basis. The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by OTC Bulletin Board of Nasdaq Trading & Market Services. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

FISCAL PERIOD
-------------

                                          COMMON STOCK
                                          ------------

                                 HIGH                       LOW
                                 BID                        BID

1999

1st Quarter                    2.0625                      .875
2nd Quarter                    1.9375                      .78125
3rd Quarter                    1.6563                      .78125
4th Quarter                    2.75                       1.1875


                                HIGH                       LOW
                                BID                        BID

1998
1st Quarter                     .58                        .38
2nd Quarter                     .47                        .375
3rd Quarter                     .71875                     .38
4th Quarter                    2.00                        .5625

----------

     (a) HOLDERS. The approximate number of holders of record of the Company's Common Stock as of June 10, 1999 was 1068.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception, and intends to re-invest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements which have been audited by Goldstein Golub Kessler LLP, independent certified public accountants, as indicated in their reports. Their report on the financial statements as of February 28, 1999 and February 28, 1998 and for each of the three years in the period ended February 28, 1999 is included elsewhere in this Form 10-K. Their reports on the statement of financial position as of February 28, 1997 and the financial statements for the years ended February 28, 1996 and February 28, 1995, and for the two years in the period ended February 28, 1996, are not included herein.

YEAR ENDED FEBRUARY 28(29),          1995              1996          1997        1998          1999
Statement of Operations Data:
   Revenue                      $    204,366    $    724,541    $ 1,246,564   $ 4,658,270   $ 9,856,841
   Net income (loss)            $ (1,531,036)   $   (149,632)   $   157,534   $ 3,367,437   $ 4,063,194

   Income (loss)
      per share (1)             $       (.11)   $       (.01)   $       .01   $       .21   $       .25

   Weighted average number of
   common shares outstanding      13,620,390      15,834,644     16,141,950    16,181,868    16,187,128



FEBRUARY 28(29),                        1995            1996           1997          1998          1999

Balance Sheet Data:

   Total assets                 $  6,164,641    $  6,060,456    $ 8,005,384   $10,078,696   $13,909,713
   Long Term Obligations        $    300,000              --             --            --            --
Total Liabilities               $  3,433,666    $  2,194,624    $ 3,941,978   $ 2,642,103   $ 2,409,926
   Owners' Equity               $  2,730,975    $  3,865,832    $ 4,063,406   $ 7,436,593   $11,499,787

     The Company has declared no cash dividends.

     (1) Earnings per share is based upon the weighted average number of common shares outstanding for the periods presented after giving retroactive effect to the shares issued in connection with the Acquisition described in
     Note 2 of Notes to Financial Statements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, during fiscal year 1998. SFAS No. 128 required retroactive restatement for all periods presented in the financial statements. The adoption of SFAS No. 128 had no effect on the restatement of the net income (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1999 AS COMPARED
TO YEAR ENDED FEBRUARY 28, 1998
----------------------------------------

         During its fiscal year ended February 28, 1999 (the ("1999 fiscal year"), the Company's revenues increased approximately 112% as compared to its fiscal year ended February 28, 1998 (the "1998 fiscal year"), primarily as a result of an increase of approximately 2,947% in the Company's licensing fees during its 1999 fiscal year as compared to its 1998 fiscal year, and an increase of approximately 32% in the Company's exhibition and related merchandise revenues during its 1999 fiscal year as compared to its 1998 fiscal year. These changes were primarily a result of the Company having earned licensing fees of approximately $3,345,000 during the 1999 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the summer of 1998 (the "Summer of 1998 Expedition"), and the scope of the Company's exhibition activities during the 1999 fiscal year as compared to the 1998 fiscal year. Revenue from merchandise, book and other activities increased approximately 178% during the 1999 fiscal year as compared to the 1998 fiscal year. This change resulted primarily from revenue derived during the 1999 fiscal year derived from a book published in conjunction with unrelated third parties and revenue derived from the sale of merchandise through the Company's web site (http://www.titanic-online.com). The Company's revenue from the sale of coal increased approximately 51% during the 1999 fiscal year as compared to the 1998 fiscal year, primarily as a result of increases in the amount of coal sold through the Company's web site, in the merchandise shops of the Company's United States exhibitions, and through other direct marketing activities.

         The Company's cost of coal sold increased approximately 36% during the 1999 fiscal year as compared to the 1998 fiscal year as a result of an increase in the volume of coal sales during these corresponding periods. General and administrative expenses of the Company increased approximately 47% during the 1999 fiscal as compared to the 1998 fiscal year, primarily as a result of an increase in professional fees and expenses of $150,000 incurred during the 1999 fiscal year related to the deinstallation and transportation of the Hamburg, Germany exhibition to Zurich, Switzerland. The Company's depreciation and amortization expenses increased approximately 961% during the 1999 fiscal year as compared to the 1998. During the 1999 fiscal year, the Company incurred $1,845,000 of costs related to vessel and equipment chartering related to the Company's audio-visual licensee's requirements for the Summer of 1998 Expedition, as compared to zero costs attributable to license fees during the 1998 fiscal year. During the 1999 fiscal year, the Company recorded an impairment loss of $150,000 attributable to exhibitry equipment related to the Company's exhibition of Titanic artifacts in

Hamburg, Germany based upon the determination that certain items of exhibitry would not be utilized in the planned re-location and presentation of the Hamburg exhibition in Zurich, Switzerland commencing in November 1998.

         The Company's income before provision for income taxes increased approximately 67% during the 1999 fiscal year as compared to the 1998 fiscal year. The Company's provision for income taxes increased approximately 1,108% during the 1999 fiscal year as compared to the 1998 fiscal year. After application of the available portion of its net operating loss carryforward for the 1998 and 1999 fiscal years, the Company's net income increased approximately 21% during the 1999 fiscal year as compared to the 1998 fiscal year.

YEAR ENDED FEBRUARY 28, 1998 AS COMPARED
TO YEAR ENDED FEBRUARY 28, 1997
----------------------------------------

         During its fiscal year ended February 28, 1998 (the ("1998 fiscal year"), the Company's revenues increased approximately 274% as compared to its fiscal year ended February 28, 1997 (the "1997 fiscal year"), primarily as a result of an increase of approximately 3,479% in the Company's exhibition revenues during its 1998 fiscal year as compared to its 1997 fiscal year. This increase in exhibition revenues was principally attributable to the presentation of major exhibitions of two separate collections of the Company's Titanic artifacts in Memphis, Tennessee for approximately six (6) months during the 1998 fiscal year, in Hamburg, Germany for approximately ten (10) months during the 1998 fiscal year, and in St. Petersburg, Florida for approximately three and one-half months during the 1998 fiscal year. In addition, during the 1998 fiscal year, the Company's smaller exhibition of Titanic artifacts, "Titanic: The Expedition," was presented in Norfolk, Virginia for one (1) month and in Long Beach, California for approximately seven (7) months during the 1998 fiscal year. In comparison, the only exhibition activity of the Company during the 1997 fiscal year was the presentation of its smaller exhibition in Norfolk, Virginia for approximately one (1) month.

         During the 1998 fiscal year, licensing fees decreased approximately 87%, primarily as a result of the Company having earned licensing fees related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the 1997 fiscal year. The Company did not conduct an expedition to the Titanic wreck site during the 1998 fiscal year, and license fees during this period were derived from the grant of rights to use portions of the Company's stock video footage and still photographs. During its 1998 fiscal year, the Company earned zero revenue from sponsorship rights, as compared to having earned $150,000 from the granting of sponsorship rights with respect to the Company's expedition to the Titanic wreck site during the 1997 fiscal year.

         The Company's revenue from the sale of merchandise and books increased approximately 827% during the 1998 fiscal year as compared to the 1997 fiscal year, primarily as a result of the Company, during the 1998 fiscal year, having published a book in conjunction with unrelated third parties and having established a web site which promoted the sale of merchandise through mail-order and the Company's 1-800-TITANIC telephone number. The Company's revenue from the sale of coal increased approximately 56% during its 1998 fiscal year as compared to its 1997 fiscal year, primarily as a result of sales of coal made through the Company's web site and in the merchandise shops of the Company's United States exhibitions.

         The Company's cost of coal sold increased approximately 75% during the 1998 fiscal year as compared to the 1997 fiscal year, primarily as a result of an increase in coal sales during these corresponding periods. General and administrative expenses of the Company increased approximately 10% during the 1998 fiscal as compared to the 1997 fiscal year, primarily as a result of an increase in conservation expenses in connection with the preparation of objects for exhibition in Memphis, Tennessee and Hamburg, Germany.

                         LIQUIDITY AND CAPITAL RESOURCES

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an unaffiliated entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins on cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $180,600 from the sale of coal during the 1999, 1998, 1997 and 1996 fiscal years, resulting in an unpaid balance of approximately $99,400 as of February 28, 1999. There were no profits from sale of cruise ship cabins for the 1996 expedition.

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

         In connection with the Summer of 1998 Expedition, the Company entered into an agreement with IFREMER to charter equipment and crew necessary for this expedition, which commenced on August 3,

1998 and concluded on August 31, 1998. Pursuant to the terms of such charter agreement, the Company agreed to pay IFREMER, in addition to a deposit of $200,000, the sum of $1,460,000 for this expedition, inclusive of all amounts that were due and owing to IFREMER for the Summer of 1996 Expedition ($480,000). The Company agreed to pay $1,260,000 of such charter costs prior to the commencement of the Summer of 1998 Expedition, with the $200,000 balance to be paid upon the conclusion of the expedition. Pursuant to the agreement between the Company and its audio-visual licensee for the Summer of 1998 Expedition, the Company's audio-visual licensee paid $1,150,000 of such charter costs on the Company's behalf. The balance of $280,000 payable by the Company to IFREMER under the charter agreement was paid during the 1999 fiscal year.

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

         The Company's capital commitments during its 1999 fiscal year includes compensation to the Company's principal executive officer and lease payments for its principal offices.

         Pursuant to its agreement with Resource Plus and Event International ("EMI") for the exhibition of the Company's artifacts in Boston, Massachusetts, the Company agreed to pay EMI the sum of $300,000 to provide certain services, including de-installation, shipping and installation of the exhibition in its next venue (St. Paul, Minnesota). As a result of EMI's alleged breach of the agreement, the Company terminated EMI's obligations and corresponding rights with respect to the de-installation, shipping and installation of the exhibition. EMI has demanded that the Company pay $100,000 to EMI with respect to these matters, and in addition thereto, the sum of approximately $175,000 in connection with claimed cost overruns incurred in connection with the Boston exhibition. The Company has rejected such demands.

         The Company's near term operating needs will be financed principally from the distribution of revenues to the Company under its agreements for exhibitions in St. Paul, Minnesota; Atlantic City, New Jersey; its touring exhibition in Japan; and its exhibition tour agreement with a subsidiary of SFX Entertainment, Inc, pursuant to which the Company will be paid a minimum of $8.5 million annually for the grant of exhibition rights for an initial one-year period commencing September 14, 1999, subject to options granted to the licensee to extend the term for up to four (4) additional one year periods in consideration of additional minimum annual payments to the Company of $8.5 million.

         Substantially all of the Company's cash flow derives from the Company's operating activities. None of the Company's cash flow during the 1999 fiscal year derived from financing activities, with approximately $1,624,000 used in investing activities.

         In view of the Company's recent purchase of new computers and the limited impact that Year 2000 issue has upon the Company's business activities or competitive conditions, management of the Company does not believe that Year 2000 issue will have a material adverse affect upon the Company.

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed below. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.

         The Company's future business and operating results depend in significant part upon the continued contributions of George Tulloch, the Company's President. The Company does not maintain a key person life insurance policy on Mr. Tulloch. The Company's future business and operating results also depends in significant part upon its ability to attract and retain qualified additional management and support personnel for its operations.

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

         The Company's sales of coal recovered from the Titanic wreck site and other merchandise through its web site increased significantly during the period of the initial theatre release of the motion picture "Titanic" in December 1997 without the Company incurring any significant marketing expenses. This coal is the only object recovered from the Titanic that the Company is offering or will offer for sale to the general public. Through the date of this report, approximately 125,000 units of the Company's Titanic coal have been sold since the commencement of such sales in the fall 1996, which represents approximately one-half of the total units of coal available for sale. A substantial portion of the remaining Titanic coal supply is different in size than that which the Company has marketed to date, and the Company's pricing and commercial presentation of the coal is likely to change. No assurances can be given that different price points or different presentations of the coal will be attractive to consumers. Additionally, in the event that the Company does not recover any additional Titanic coal, and the existing supply of coal is exhausted in the future, the volume of the Company's merchandise sales may be materially adversely affected in the absence of the introduction and marketing of additional products, such as replicas of artifacts.

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

         In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the third quarter of the 1999 fiscal year, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with IFREMER and its exhibition organizers in Germany, Zurich and Japan and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS
                                                           Page
                                                           ----

Independent Auditor's Report                               F-1

Balance Sheet at February 28, 1998 and 1999                F-2

Statement of Income for the years ended
February 28, 1997, 1998 and 1999                           F-3

Statement of Stockholders' Equity for the years ended
February 28, 1997, 1998 and 1999                           F-4

Statement of Cash Flows for the years ended
February 28, 1997, 1998 and 1999                           F-5


Notes to Financial Statements                              F-6 - F-20

                                    PART III

         The information for this part is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A or definitive information statement to be filed pursuant to Regulation 14C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

         The following documents are filed as part of this Report on Form 10-K:

     (a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditor's Report                                          F-1

Balance Sheet at February 28, 1998 and 1999                           F-2

Statement of Income for the years ended
February 28, 1997, 1998 and 1999                                      F-3

Statement of Stockholders' Equity for the years ended
February 28, 1997, 1998 and 1999                                      F-4

Statement of Cash Flows for the years ended
February 28, 1997, 1998 and 1999                                      F-5


Notes to Financial Statements                                         F-6 - F-20

   (b)   Financial Statement Schedules.  None.
   (c)   Exhibits.

3.1      Articles of Incorporation, as amended.(1)

4.1      First Amendment to By-Laws of the Registrant.(2)

9.1 Voting Trust Agreement among Titanic Ventures Limited Partnership, George Tulloch, Allan H. Carlin, Arnie Geller, G. Michael Harris, Kurt Hothorn, Cheryl Hothorn, Westgate Entertainment Corp., Anne A. Hill, Diane Carlin, Shirley A. Hill, James A. Hill, and D. Michael Harris(3)

10.1     Lease Agreement between the Company and 17 Battery Place North

         Associates.(4)

10.2     Agreement dated April 15, 1996 between the Company and CRE-CO Finanz
         GmbH.(5)

10.3 Pledge Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(5)

10.4 Bailment Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(5)

10.5     1996 Charter Agreement with IFREMER.(6)

10.6 Agreement dated August 8, 1996 between the Company and the City of Memphis.(6)

10.7 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (omitted and filed separately as confidential information).(6)

10.8     Agreement dated May 23, 1997 between the Company and RMS Foundation,
         Inc.(7)

10.9 Amendment to Agreement dated April 15, 1997 between the Company and CRE-CO Finanz GmbH.(8)

10.10 Agreement between the registrant and Resource Plus and Event Management International None dated April 24, 1998(9)

10.11 Agreement between the registrant and Titanic Exhibition Japan Inc. dated May 17, 1998(9)

10.12    Agreement between the registrant and CRE-CO Finanz dated April 15,
         1998(9)

10.13    1998 Charter Agreement with IFREMER.(10)

10.14    1998 Charter Agreement with Oceaneering International, Inc.(10)

10.15 Agreement dated July 15, 1998 between Discovery Communications and the Company.

10.16    1998 Charter Agreement with Aqua Plus.(10)

10.17 1998 Charter Agreement with Les Abeilles International, Travocean and the Company.(10)

10.18 Amendment to Agreement dated August 4, 1998 between the Company and CRE-CO Finanz GmbH.(10)

10.19 Agreement dated September 25, 1998 between the Company and Media Rare, Inc.(11)

10.20 Promissory Note dated January 5, 1999 executed by George Tulloch in favor of the registrant.

10.21 Pledge Agreement dated January 5, 1999 between George Tulloch and the registrant.

   -----------------------

(1)      Filed as an exhibit to Registrant's Registration Statement on Form 8-A.

(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

(3)      Filed as exhibit 7.2 to Form 13D filed on September 2, 1997.

(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 28, 1994.

(5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

(9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.


(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.


(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RMS TITANIC, INC.




June 14, 1999                         By: /s/ George H. Tulloch
                                         ---------------------------------------
                                       George H. Tulloch, President and
                                       Principal Executive Officer and Principal
                                       Accounting Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ George Tulloch                                     June 14, 1999
-----------------------------
George Tulloch, Director


/s/ Allan H. Carlin                                    June 14, 1999
-----------------------------
Allan H. Carlin, Director



-----------------------------
Arnie Geller, Director



-----------------------------
G. Michael Harris, Director


/s/ Kurt Hothorn                                       June 14, 1999
-----------------------------
Kurt Hothorn, Director


/s/ Paul-Henri Nargeolet                               June 22, 1999
-----------------------------
Paul-Henri Nargeolet

                                                               RMS TITANIC, INC.


                                                   INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------








INDEPENDENT AUDITOR'S REPORT                                                                                 F-1


FINANCIAL STATEMENTS:

   Balance Sheet at February 28, 1998 and 1999                                                               F-2

   Statement of Income for the Years Ended February 28, 1997,
    1998 and 1999                                                                                            F-3

   Statement of Stockholders' Equity for the Years Ended February 28, 1997,
    1998 and 1999                                                                                            F-4

   Statement of Cash Flows for the Years Ended February 28, 1997,
    1998 and 1999                                                                                            F-5

   Notes to Financial Statements                                                                          F-6 - F-20

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying balance sheets of RMS Titanic, Inc. as of February 28, 1998 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. as of February 28, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 4, 1999

                                                               RMS TITANIC, INC.

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------



FEBRUARY 28,                                                                 1998                1999
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,000,269        $    719,929
  Accounts receivable                                                        640,760           1,645,373
  Refundable withholding tax (Note 11)                                        45,848             429,022
  Prepaid expenses and other current assets (Note 10)                            -               179,024
--------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                                 1,686,877           2,973,348

Artifacts Recovered, at cost (Notes 4 and 12)                              7,700,340           9,181,340

Deferred Income Tax Asset, net of valuation allowance of
 $503,000 in 1998 (Note 5)                                                       -               509,000

Property and Equipment, net of accumulated depreciation
 of $73,207 and $319,013, respectively (Notes 3 and 11)                      652,599           1,207,331

Other Assets                                                                  38,880              38,694

--------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                      $ 10,078,696        $ 13,909,713
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities (Notes 2 and 4)              $  2,483,200        $  1,909,926
  Income taxes payable                                                       143,960                 -
  Deferred revenue (Note 11)                                                  14,943             500,000

--------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                            2,642,103           2,409,926
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 2, 8 and 9)

Stockholders' Equity (Notes 2, 6 and 7):
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                    1,619               1,619
  Additional paid-in capital                                              13,915,748          13,915,748
  Accumulated deficit                                                     (6,480,774)         (2,417,580)
--------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                 7,436,593          11,499,787
--------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 10,078,696        $ 13,909,713
========================================================================================================


                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                                             STATEMENT OF INCOME
--------------------------------------------------------------------------------



YEAR ENDED FEBRUARY 28,                                                1997                1998                1999
----------------------------------------------------------------------------------------------------------------------
Revenue (Notes 11 and 12):
  Exhibitions and related merchandise sales                       $    116,019        $  4,151,912        $  5,459,913
  Licensing fees                                                       860,000             114,708           3,495,290
  Sponsorship fees                                                     150,000                 -                   -
  Merchandise and other                                                 26,391             244,676             680,081
  Sale of coal                                                          94,154             146,974             221,557

----------------------------------------------------------------------------------------------------------------------
Total revenue                                                        1,246,564           4,658,270           9,856,841
----------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                                                      8,010              14,000              19,000
  Cost of merchandise sold                                                 -                   -                45,816
  General and administrative (Note 9)                                1,071,460           1,176,373           1,733,395
  Depreciation and amortization (Note 3)                                 8,703              23,171             245,806
  Expedition costs attributable to licensing fees (Note 12)                -                   -             1,845,000
  Impairment loss on exhibitry equipment (Note 3)                          -                   -               150,000

----------------------------------------------------------------------------------------------------------------------
Total expenses                                                       1,088,173           1,213,544           4,039,017
----------------------------------------------------------------------------------------------------------------------

Income from operations                                                 158,391           3,444,726           5,817,824

Other income (expense):
  Interest income                                                          -                11,131              51,702
  Interest expense and financing costs                                    (857)             (5,750)                -
  Other income (expense) (Note 10)                                         -                67,330               5,000
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                               157,534           3,517,437           5,874,526

Provision for income taxes (Note 5)                                        -               150,000           1,811,332

----------------------------------------------------------------------------------------------------------------------
Net income                                                        $    157,534        $  3,367,437        $  4,063,194
======================================================================================================================
Earnings per common share                                         $        .01        $        .21        $        .25
======================================================================================================================
Weighted-average number of common shares outstanding                16,141,950          16,181,868          16,187,128
======================================================================================================================

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

YEARS ENDED FEBRUARY 28, 1997, 1998 AND 1999
---------------------------------------------------------------------------------------------------------------------------
                                                    COMMON STOCK                 ADDITIONAL
                                                     NUMBER OF                    PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                                      SHARES        AMOUNT        CAPITAL         DEFICIT          EQUITY
---------------------------------------------------------------------------------------------------------------------------
Balance as of February 29, 1996                     16,137,128   $      1,614   $ 13,869,963   $(10,005,745)   $  3,865,832

Issuance of common stock:
  Other than cash (Notes 6 and 8)                       40,000              4         40,036            -            40,040

Net income for the year ended February 28, 1997            -              -              -          157,534         157,534
---------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 1997                     16,177,128          1,618     13,909,999     (9,848,211)      4,063,406

Issuance of common stock:
  Other than cash (Notes 6 and 8)                       10,000              1          5,749            -             5,750

Net income for the year ended February 28, 1998            -              -              -        3,367,437       3,367,437
---------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 1998                     16,187,128          1,619     13,915,748     (6,480,774)      7,436,593

Net income for the year ended February 28, 1999            -              -              -        4,063,194       4,063,194

---------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 1999                     16,187,128   $      1,619   $ 13,915,748   $ (2,417,580)   $ 11,499,787
===========================================================================================================================


                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


YEAR ENDED FEBRUARY 28,                                                            1997           1998           1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $   157,534    $ 3,367,437    $ 4,063,194
------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    8,703         23,171        245,806
    Impairment loss on exhibitry equipment                                             -              -          150,000
    Rights granted in satisfaction of accrued liability                                -          (60,000)           -
    Financing fees                                                                     -            5,750            -
    Amortization of deferred revenue                                                   -       (1,465,057)       (14,943)
    Other                                                                              -          (87,500)       (76,500)
    Noncash settlement with exhibitor                                                  -         (559,414)           -
    Noncash exhibition revenue                                                         -              -         (750,000)
    Reduction in artifacts recovered                                                 8,010         14,000         19,000
    Reduction of deferred income tax valuation allowance                               -              -         (509,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                              (15,205)      (606,045)    (1,004,613)
      (Increase) decrease in refundable withholding tax                            (87,500)        41,652       (383,174)
      Decrease (increase) in prepaid expenses and other current assets               5,200          4,800       (179,024)
      (Increase) decrease in other assets                                              -             (269)           186
      Increase (decrease) in income taxes payable                                      -          143,960       (143,960)
      Increase in deferred revenue                                                 675,000        805,000        500,000
      Increase (decrease) in accounts payable and accrued liabilities              158,136       (595,248)      (573,274)
------------------------------------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                                          752,344     (2,335,200)    (2,719,496)
------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  909,878      1,032,237      1,343,698
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs, net of $980,000 of related accounts payable
   in 1997                                                                        (820,000)           -       (1,500,000)
  Purchases of property and equipment                                               (2,085)        (9,292)      (124,038)
------------------------------------------------------------------------------------------------------------------------
        CASH USED IN INVESTING ACTIVITIES                                         (822,085)        (9,292)    (1,624,038)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activity - repayment of notes payable                    (25,742)      (128,530)           -
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                62,051        894,415       (280,340)
Cash and cash equivalents at beginning of year                                      43,803        105,854      1,000,269
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $   105,854    $ 1,000,269    $   719,929
========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                   $       857            -              -
========================================================================================================================
    Income taxes                                                                       -      $     6,094    $ 2,354,652
========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
  Property and equipment acquired in settlement of certain exhibition
   obligations                                                                         -      $   559,414    $   750,000
========================================================================================================================
  Noncash purchases of property and equipment                                          -      $    87,500    $    76,500
========================================================================================================================

See Notes 2, 6 and 8 for information regarding noncash investing and financing activities.

                                               See Notes to Financial Statements

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DESCRIPTION OF          RMS Titanic, Inc. initially conducted business as
   BUSINESS AND SUMMARY    Titanic Ventures Limited Partnership ("TVLP"). RMS
   OF SIGNIFICANT          Titanic, Inc. and TVLP are referred to as the
   ACCOUNTING POLICIES:    "Company" as the context dictates.

                           TVLP was formed on August 5, 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the RMS Titanic (the "Titanic"); obtaining oceanic material and scientific data available therefrom in various forms, including still and moving photography and artifacts from the wreck site; and utilizing such data and artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. In addition, the Company earns revenue from the sale of coal and Titanic-related products (see Notes 11 and 12).

                           The Company commenced operations in August 1987 with an expedition and dive to the wreck of the Titanic from which the Company recovered over 1,800 objects, including coins, currency and other items. The Company completed a second expedition and dive to the Titanic in June 1993, during which approximately 800 artifacts were recovered and videotape of such expedition was produced. In July 1994, a third expedition and dive to the Titanic was completed by the Company, during which over 1,000 artifacts and other items (coal used on the Titanic) were recovered and videotape of such expedition was produced. In July 1996, a fourth expedition and dive to the Titanic was completed by the Company, during which over 70 artifacts were recovered and videotape of such expedition was produced. In August 1998, a fifth expedition and dive to the Titanic was completed by the Company, during which over 70 artifacts were recovered, including a section of the hull. All the items recovered as described above are collectively referred to as the "Artifacts."

                           The Company was in the development stage through May 31, 1997 and for the years ended February 28, 1998 and 1999 is considered an operating company.

                           Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia (the "Court") on June 7, 1994, as amended, the Company was declared salvor-in-possession of the Titanic, the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (see Note 8).

                           Artifacts recovered from the Titanic are carried at the lower of cost of recovery or net realizable value ("NRV"). The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations. Costs associated with the care, management and preservation of recovered artifacts are expensed as incurred. A majority of the Artifacts were located outside the United States at February 28, 1998 and 1999.

                           To ascertain that the aggregate NRV of the Artifacts exceeds the direct costs of recovery of such Artifacts, the Company evaluates various evidential matter. Such evidential matter includes documented sales and offerings of Titanic-related memorabilia by auction houses and private dealers, an appraisal of certain artifacts, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the Artifacts and other evidential matter regarding the public interest in the Titanic.

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           Under an agreement with IFREMER, the Institute of France for the Research and Exploration of the Sea, which was the general contractor for the salvage operations, the Company is restricted from selling certain artifacts except to an entity that will make them available for exhibition to the public, as defined.

                           For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                           The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                           Revenue from the licensing of the production and exploitation of audio and visual recordings, which are performed by third parties, related to the Company's expeditions are recognized at the time that the expedition and dive take place.

                           Revenue from the licensing of still photographs is recognized at the time the rights were granted to the licensee.

                           Revenue from exhibitions is recorded in the period that the exhibition takes place. The amount recorded represents the Company's share of the net revenue, as defined, from the exhibition.

                           Revenue from the granting of sponsorship rights related to the Company's expeditions and dives is recognized at the completion of the expedition.

                           Revenue from the sale of Titanic-related products is recognized when the item is sold (see Note 11).

                           Coal recovered from the Titanic is being offered for sale by the Company. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal have been charged to operations as revenue from coal sales have been recognized.

                           The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this statement, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           Depreciation of property and equipment is provided for by the straight-line method over the estimated lives of the related assets (see Note 3).

                           In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and for options granted in fiscal years beginning after December 15, 1994 to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

                           In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. The adoption of SFAS No. 128 had no effect on the restatement of earnings per common share for the year ended February 28, 1997. Diluted EPS is not presented for the years ended February 28, 1997, 1998 and 1999 since the dilutive effect of potential common shares is not material.

                           The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.


2. REVERSE ACQUISITION:    On May 4, 1993, TVLP sold all rights, title and
                           interest in its assets to First Response Medical, Inc. ("FRM"), a public company, subject to FRM assuming all of its liabilities. TVLP was issued
                           7,066,667 unregistered shares of common stock of FRM as consideration for the sale. FRM also issued
                           400,000 shares of unregistered common stock to unrelated parties as a finders' fee in connection with the transaction. These shares, when added to the 2,266,666 shares of FRM unregistered common stock issued to the former president of the Company, represented approximately 90% of the total issued and outstanding common shares of FRM after the acquisition. Since TVLP owned a controlling interest in FRM, the transaction was accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. FRM changed its name to RMS
                           Titanic, Inc. The historical financial statements of TVLP prior to May 4, 1993 have been substituted for the historical financial statements of FRM. There were 973,373 shares of FRM outstanding on the date of the acquisition.

                           The stockholder of the general partner of TVLP (who is also the chairman of the board of directors of the Company) has voting control over the shares of common stock of RMS Titanic, Inc. held by TVLP. The control of such shares has been challenged in a legal action which commenced during September 1997, the result of which may require the distribution of certain shares to certain partners of TVLP. A change in control of RMS Titanic, Inc. may occur in such instance.

                           Included in accounts payable and accrued liabilities is $45,000 due to certain partners of TVLP.

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. PROPERTY AND            Property and equipment, at cost, consists of the
   EQUIPMENT:              following:

                                                                                                  Estimated
                           February 28,                                   1998        1999       Useful Life
                           ---------------------------------------------------------------------------------
                           Exhibitry equipment                          $559,414   $1,435,961      5 years
                           Office equipment                               34,083       45,574      5 years
                           Furniture and fixtures                         44,809       44,809      5 years
                           Exhibitry equipment deposit                    87,500          -
                           ---------------------------------------------------------------------------------
                                                                         725,806    1,526,344
                           Less accumulated depreciation                  73,207      319,013
                           ---------------------------------------------------------------------------------
                                                                        $652,599   $1,207,331
                           =================================================================================

                           During the year ended February 28, 1999, the Company recorded an impairment loss of $150,000 attributable to certain exhibitry equipment.

4. ACCOUNTS
   PAYABLE AND             Accounts payable and accrued liabilities consist of
   ACCRUED                 the following:
   LIABILITIES:

                           February 28,                                                    1998             1999
                           ----------------------------------------------------------------------------------------
                           Accrued compensation (see Note 9)                            $1,219,583       $1,195,683
                           Amounts payable for professional fees and consulting            323,030          366,278
                           Amounts payable to foreign vendors                              585,500         -
                           Other miscellaneous liabilities                                 355,087          347,965
                           ----------------------------------------------------------------------------------------
                                                                                        $2,483,200       $1,909,926
                           ========================================================================================

                           The Company entered into an agreement with IFREMER for the charter of equipment to conduct the Company's fourth expedition to the Titanic wreck site in August 1996 ("Summer of 1996 Expedition"). Pursuant to the agreement, the Company paid IFREMER the sum of $820,000 (proceeds from the granting of licensing rights to a third party) and was obligated to pay an additional $980,000 to IFREMER, as defined, due no later than September 1, 2000. The artifacts recovered during the Summer of 1996 Expedition served as collateral for this obligation. At February 28, 1998, the unpaid balance of $480,000 was included in amounts payable to foreign vendors. As of February 28, 1999, the Company has made all payments to IFREMER in accordance with the agreement.

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. Income Taxes            The provision for income taxes consists of the
                           following components:

                           Year ended February 28,      1998         1999
                           -------------------------------------------------
                           Current:
                            Federal                   $  76,000   $1,761,084
                            State and local              74,000      559,248
                           -------------------------------------------------
                                                        150,000    2,320,332
                           -------------------------------------------------
                           Deferred:
                            Federal                          --    (386,000)
                            State and Local                  --    (123,000)
                           -------------------------------------------------
                                                             --    (509,000)
                           -------------------------------------------------
                                                      $ 150,000  $1,811,332
                           =================================================

                           The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                           Year ended February 28,                          1998      1999
                           -----------------------------------------------------------------
                           Statutory federal income tax rate                34.0 %    34.0 %
                           State income taxes, net of federal benefit        2.1       9.5
                           Use of net operating loss carryforwards         (31.6)      -
                           Valuation allowance of temporary differences      -        (8.7)
                           Foreign tax credits                               -        (2.0)
                           Other, net                                        (.2)     (2.0)
                           -----------------------------------------------------------------
                             EFFECTIVE INCOME TAX RATE                       4.3 %    30.8 %
                           =================================================================

                           The deferred income tax asset consists of the following:

                           February 28,                          1998        1999
                           --------------------------------------------------------
                           Expenses not currently deductible  $ 503,000   $ 509,000
                           --------------------------------------------------------
                           Gross deferred tax asset             503,000     509,000
                           Valuation allowance                  503,000         -
                           --------------------------------------------------------
                             NET DEFERRED TAX ASSET           $   - 0 -   $ 509,000
                           ========================================================

                           A valuation allowance of 100% of the deferred income tax asset has been provided at February 28, 1998 due to the uncertainty of future realization of net operating loss carryforwards. During the year ended February 28, 1999, $503,000 of the valuation allowance was reversed, due to the increased earnings of the Company. Based on management's assessment, it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings.

6. STOCKHOLDERS' EQUITY:   Prior to the acquisition, FRM initiated an exchange
                           agreement with the holders of certain Class B warrants in which the holders would receive shares of common stock of FRM in exchange for certain Class B warrants. As of February 28, 1998 and 1999, the
                           Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company,

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           of which 17,500 shares still remain to be issued. There are 5,666 warrants outstanding as of February 28, 1999.

                           The following common shares were issued to LS Capital Corporation ("LS Capital") to satisfy certain obligations based upon a negotiated settlement of certain litigation (see Note 8):

                                                                           Additional              Price
                              Year Ended                  Common Stock      Paid-in                 per
                           February 28, 1997    Date      Shares   Amount    Capital      Total     Share
                           -------------------------------------------------------------------------------
                           Settlement of
                            lawsuit            1/15/97    40,000     $4      $40,036     $40,040   $1.0010
                           ===============================================================================


                                                                                      Additional                 Price
                                    Year Ended                       Common Stock      Paid-in                    per
                              February 28, 1998         Date       Shares   Amount     Capital       Total       Share
------------------------------------------------------------------------------------------------------------------------
                              Settlement of
                               lawsuit                 7/18/97       5,000      -      $  2,250    $  2,250       $.45

                              Settlement of
                               lawsuit                10/30/97       5,000     $1         3,499       3,500        .70

------------------------------------------------------------------------------------------------------------------------
                                                                    10,000     $1      $  5,749    $  5,750
========================================================================================================================

   7. STOCK OPTIONS: Transactions relating to stock options are as follows:

                                                                                     Weighted-                Weighted-
                                                                                      Average                  Average
                                                                                     Exercise     Options     Exercise
                                                                         Number        Price       Exer-        Price
                                                                       of Shares     per Share    cisable     per Share
------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28(29), 1996
                               and 1997                                  580,000       $1.47       580,000       $1.47

                              Granted - April 1997                       250,000       $1.00       250,000       $1.00

------------------------------------------------------------------------------------------------------------------------
                                    BALANCE AT FEBRUARY 28, 1998
                                                                         830,000       $1.33       830,000       $1.33

                              Canceled - January 1999                   <500,000>      $1.25      <500,000>      $1.25

                              Granted - January 1999                     500,000       $1.25       500,000       $1.25

------------------------------------------------------------------------------------------------------------------------
                                    BALANCE AT FEBRUARY 28, 1999

                                                                         830,000       $1.47       830,000       $1.33
========================================================================================================================

In January 1999, the Company extended the expiration date from April 6, 1999 to April 6, 2004 of an immediately exercisable option to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share. For financial reporting purposes, this has been treated as a new option grant and the cancelation of an existing option.

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The following table summarizes the information about stock options outstanding at February 28, 1999:

                                                                         Options Outstanding and Exercisable
                                                                                           Weighted-
                                                                                            Average           Weighted-
                                                                                           Remaining           Average
                                  Range of                             Number             Contractual         Exercise
                              Exercise Price                         Outstanding         Life (Years)           Price
------------------------------------------------------------------------------------------------------------------------
                                $ .50                                  50,000               .13                $ .50
                                $ .75                                  50,000               .13                $ .75
                                $1.00                                  50,000               .13                $1.00
                                $1.25                                 550,000              4.65                $1.25
                                $1.50                                  50,000               .13                $1.50
                                $2.88                                  80,000               .21                $2.88
------------------------------------------------------------------------------------------------------------------------
                                $.50 - $2.88                          830,000                                  $1.33
========================================================================================================================

                              The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28, 1998 and 1999 would approximate the pro forma amounts shown in the table below.

                              Year ended February 28,                                         1998                1999
-----------------------------------------------------------------------------------------------------------------------
                              Reported net income                                       $3,367,437          $4,063,194
=======================================================================================================================

                              Pro forma net income                                      $3,336,837          $4,018,308
=======================================================================================================================

                              Reported net income per common share                      $      .21          $      .25
=======================================================================================================================

                              Pro forma net income per common share                     $      .21          $      .25
=======================================================================================================================

                              The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                              Year ended February 28, 1998                                                    1998        1999
-----------------------------------------------------------------------------------------------------------------------------------
                              Expected life of options                                                         2 yrs.     5 yrs.
===================================================================================================================================

                              Risk-free interest rate                                                           6.45%      4.60%
===================================================================================================================================

                              Expected volatility of RMS Titanic, Inc.                                         117.5%     113.3%
===================================================================================================================================

                              Expected dividend yield on RMS Titanic, Inc.                                          -          -
===================================================================================================================================

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The weighted-average fair value of options granted during the years ended February 28, 1998 and 1999 is as follows:

                              Year Ended February 28,                                                         1998         1999
                              -----------------------------------------------------------------------------------------------------
                              Fair value of each option granted                                             $   .245      $    .90

                              Total number of options granted                                                250,000       500,000

-----------------------------------------------------------------------------------------------------------------------------------
                                    TOTAL FAIR VALUE OF ALL OPTIONS GRANTED                                 $ 61,250      $450,000
===================================================================================================================================

                              In accordance with SFAS No. 123, the
                              weighted-average fair value of stock options granted is based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these arrangements without an increase in the market price of the Company. Such an increase in stock price would benefit all stockholders commensurately.

                              During the year ended February 28, 1999, 250,000 stock options granted during April 1997 became the subject of a litigation (see Note 8).


  8.  LITIGATION:             The Company is a named defendant in a lawsuit
                              commenced in the United States District Court for the Southern District of New York (the "New York
                              Court") on or about December 16, 1997 (Lindsay v.
                              The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97
                              Civ. 9248). The plaintiff therein alleges, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, copy infringement, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, and has asserted counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company and has infringed upon the Company's copyright to the images obtained with the light towers. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern
                              District of Virginia. By order dated September 1,
                              1998, the New York Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings, with a motion instituted by the Company to dismiss plaintiff's claim for copyright infringement, as alleged in an amended complaint, presently

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              pending before the Court. The Company intends to defend itself vigorously against the plaintiff's claims and to pursue its counterclaims.

                              The Company is a named defendant in a lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc.
                              v. RMS Titanic, Inc. et al.) On March 3, 1999, the Company removed the action to the United States District Court for the District of Arizona (No. CIV 99-0401-PHX-SMM). The complaint alleges that the Company breached a contractual obligation to deliver to the plaintiff, a financial public relations firm, 250,000 options exercisable, at various prices per share, into freely-trading common stock of the Company, and further claims that the actions of the Company, in allegedly promising to deliver such options, constituted negligent misrepresentation, fraud, and breach of fiduciary duty, and that the plaintiff is entitled to recover damages on a quantum meruit basis. The complaint seeks an order requiring the Company to deliver the options, damages in the amount of $250,000 and unspecified punitive damages, attorneys' fees and costs. The Company has filed an answer denying the essential allegations of the complaint, and has asserted a counterclaim alleging the plaintiff's breach of its contractual obligations to the Company and is seeking damages of approximately $36,000 plus attorneys' fees and costs. This action was in the discovery stage of proceedings; however, the parties have commenced settlement discussions, which it is contemplated will result in modifications to certain provisions of the option agreement. Management believes that the modifications to the option agreement will not have a material effect on the financial position of the Company (see
                              Note 7). If the action is not resolved through settlement, the Company intends to defend vigorously against the plaintiff's claims and to pursue its counterclaim.

                              The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No. 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against various unrelated parties involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry into the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by the plaintiff and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. In March 1999, the U.S. Court of Appeals for the Fourth Circuit issued an opinion affirming the Company's status as salvor-in-possession of the wreck of the Titanic, and reversing that portion of the District Court's ruling that the

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Company could exclude others from viewing and photographing the wreck and wreck site. The Company is considering appealing the decision of the U.S. Court of Appeals to the United States Supreme Court.

                              During the year ended February 28, 1997, a lawsuit in which the Company was a named defendant that commenced in the Supreme Court of the State of New York, County of New York, on or about September 22, 1994 (Glenville Properties Incorporated ("Glenville") v. RMS Titanic, Inc. et al., 94/127087) was settled. Pursuant to the terms of a settlement agreement, the Company agreed to pay LS Capital, an affiliate of Glenville, $154,272, representing the outstanding note payable principal balance of $126,050 and accrued interest of $28,222, in 12 equal installments commencing on January 15, 1997, subject to acceleration if the Company achieves certain revenue levels ("Threshold Amounts"), during such 12-month period, as defined (see Note 4). The Company also agreed to place 15,000 shares of its common stock in escrow, with such shares to be either issued in 5,000 share increments to LS Capital in the event such Threshold Amounts are not achieved at the end of the Company's quarterly periods, or to be canceled in the event such Threshold Amounts are achieved. Additionally, affiliates of LS Capital have agreed to release the Company from liabilities aggregating approximately $40,000 and the Company has agreed to issue 40,000 unregistered shares of its common stock to LS Capital during the year ended February 28, 1997.

                              The Company did not meet the Threshold Amounts during the six- and nine-month periods ended August 31, and November 30, 1997, respectively, and as such issued 10,000 shares to LS Capital relating to this settlement during the year ended February 28, 1998.


  9.  COMMITMENTS AND         Compensation amounting to approximately $120,000
      CONTINGENCIES:          was charged to operations during each of the years
                              ended February 28, 1997, 1998 and 1999, pursuant to certain employment-related arrangements with the chairman of the board of directors and a former president of the Company. Additionally, accounts payable and accrued liabilities include amounts payable to these individuals in the aggregate amount of $1,219,583 and $1,195,683 at February 28, 1998 and 1999, respectively, in connection with these arrangements.

                              The Company has agreed to a noncancelable operating lease for its office which is expected to expire 5 years from the effective date. The lease is expected to be subject to escalation for
                              (i) the Company's pro rata share of increases in real estate taxes, and (ii) increases in a certain index. The approximate future minimum annual rental commitment is expected to be approximately $86,000.

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Rent expense charged to operations amounted to approximately $70,000, $75,000 and $88,000 for the years ended February 28, 1997, 1998 and 1999, respectively.

                              The Company's Form 10-Ks for the years ended
                              February 28, 1997 and 1998 have not been filed as of June 1999. The Form 10-Ks for the years ended February 28, 1997 and 1998 that were approved by management to be filed were filed in Form 8-Ks on July 3, 1997 and June 16, 1998, respectively as a result of certain corporate governance issues which existed at those times.


10.   OTHER RELATED           A limited partner of TVLP, Taurus International
      PARTY                   ("Taurus"), has provided services to  TVLP as an
      TRANSACTIONS:           agent of TVLP in France. These services have
                              included securing legal representation, insurance coverage, storage facilities and other relationships required to maintain the Artifacts while preservation work has been performed in France by Electricite de France. Accounts payable to Taurus amounted to $37,600 as of February 28, 1997. The amount was forgiven by Taurus during the year ended February 28, 1998 and is included in other income in the Company's statement of income for the year ended February 28, 1998.

                              Included in prepaid expenses and other current assets are loans to the Company's president in the aggregate amount of approximately $73,000. Such amount is expected to be repaid, with interest at 8% per annum, by February 29, 2000, and is fully secured by accruals for past compensation owed by the Company to its President.


11.   EXHIBITIONS:            In October 1996, the Company entered into an
                              agreement with the National Maritime Center
                              ("Nauticus"), a political subdivision of the City of Norfolk, Virginia, for an exhibition of Titanic artifacts at Nauticus from November 27,
                              1996 through March 31, 1997. Pursuant to the agreement, the Company received one-third of revenue, as defined, from the sale of 150,000 tickets. In addition, the Company received 50% of net profits, as defined, from the sale of merchandise at the exhibition, and 50% of sponsorship revenue, net of the difference, if any, between the $500,000 expended by Nauticus for the design, construction and marketing of the exhibition and Nauticus' share of ticket revenue and net profits, as defined, from the sale of merchandise at the exhibition.

                              In August 1996, the Company entered into an agreement with the City of Memphis, Tennessee, for an exhibition of Titanic artifacts in Memphis, Tennessee, from April 3, 1997 to September 30, 1997. Pursuant to the agreement, the Company received exhibition revenue of $720,000 in installments between September 1996 and August 1, 1997, and received 65% of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of $5,000,000.

                              In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH ("CRE-CO"), a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, extended the exhibition through May 10, 1998 and further extended the exhibition through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998, $2.00 per visitor from March 1, 1998 to May 1, 1998, and two-thirds of the net profits, after recoupment of

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              certain project expenses, from May 2, 1998 through September 30, 1998, as defined. In addition, the Company received a percentage of merchandise revenue, as defined, for the period from March 1, 1998 to September 30, 1998. Additionally, the Company received guaranteed exhibition fees attributable to the initial term of the exhibition of $460,000 as a nonrefundable advance against the Company's share of net profits, as defined. At February 28, 1999, refundable foreign withholding taxes amounting to $429,022 are receivable in connection with revenue earned from the exhibition. Included in exhibition revenue for the year ended February 28, 1998 is an amount attributable to the transfer of ownership to the Company from CRE-CO of certain exhibitry equipment aggregating $559,414 in satisfaction of amounts due the Company for its share of exhibition revenue earned. During the year ended February 28, 1999, the Company recognized revenue aggregating approximately $1,272,000.

                              In December 1996, the Company entered into an agreement, as amended, with Florida International Museum, Inc. for an exhibition of Titanic artifacts in St. Petersburg, Florida, from November 15, 1997 to May 15, 1998 and further extended the exhibition to May 31, 1998. Pursuant to the agreement, the Company received exhibition revenue from attendance fees ranging from $.34 to $3.10 per attendee, based upon the total number of attendees during the exhibition term ("Attendance Fee"), as defined. In addition, the Company received 10% of gross revenue, as defined, from the sale of merchandise at the exhibition ("Gift Shop Fee"). The minimum combined Attendance Fee and Gift Shop Fee payable to the Company under the terms of the agreement was $300,000. During the year ended February 28, 1999, the Company recognized revenue aggregating $1,292,522.

                              In May 1997, the Company entered into an agreement with the RMS Foundation, Inc. for artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition to be exhibited aboard the Queen Mary in Long Beach, California (the "Queen Mary") from June 1, 1997 through January 5, 1998 (the "Initial Term"). In January 1998, the agreement was amended and the exhibition was extended through February 5, 1998 and was further extended to September 7, 1998 in April 1998 (the "Extension Term"). The exhibition was thereafter extended through March 21, 1999. Pursuant to the Queen Mary exhibition agreement, the Company received from the sale of up to 150,000 tickets, $2.00 per ticket during the Initial Term and $2.50 per ticket during the Extension Term, and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company will receive 50% of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition, and 50% of any sponsorship revenue. During the year ended February 28, 1999, the Company recognized revenue aggregating $454,862.

                              In April 1998, the Company entered into an agreement with Resource Plus and Event Management International ("EMI"), a division of the World Trade Center Boston, for an exhibition of Titanic artifacts in Boston, Massachusetts from July 1, 1998 through on or about November 15, 1998. Pursuant to the agreement, the Company was to receive two-thirds of the net profits, after recoupment of certain project expenses, as defined. The agreement further provided that the ownership interest of certain exhibitry and equipment aggregating $750,000 was transferred to the Company as of August 31, 1998, in satisfaction of the minimum exhibition fees due to the Company. This exhibition closed on

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              November 29, 1998. The Company earned no exhibition fees in excess of the minimum.

                              In May 1998, the Company entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in seven venues in Japan commencing on or about July 20, 1998 and ending on or about July 1, 1999. Pursuant to the exhibition agreement, TEJI has agreed to pay $321,000 for the conservation and restoration of such artifacts. In addition, TEJI will pay to the Company the greater of $3.00 per attendee or 50% of the profits, as defined, and that the Company has the right to select and obtain legal title to 50% of the exhibitry utilized in the exhibition at no additional cost to the Company. During the year ended February 28, 1999, the Company recognized revenue aggregating $819,793 under the agreement.

                              In August 1998, the Company entered into an agreement with CRE-CO and Freddy Burger Management Group for the exhibition of Titanic artifacts in Zurich, Switzerland from November 11, 1998 through May 9, 1999 and the acquisition of related exhibitry equipment utilized in the Company's exhibition in Hamburg, Germany. Pursuant to the agreement, the Company is to be paid a minimum of $600,000, in equal monthly installments of $100,000 commencing November 30, 1998, with such payments to be credited against the Company's rights to receive two-thirds of the profits, if any, as defined, from ticket, merchandise and sponsorship revenue in excess of a budget of approximately $3,000,000. During the year ended February 28, 1999, the Company recognized revenue aggregating $400,000 pursuant to the agreement.

                              In September 1998, the Company entered into an agreement with Media Rare, Inc. for the presentation in St. Paul, Minnesota, of the objects and exhibitry contained in the Company's Boston exhibition for a period of four months commencing on January 1, 1999 and ending on April 30, 1999. Pursuant to this agreement, the Company received, subsequent to February 28, 1999, the minimum fee of $1,000,000. This minimum payment represents a credit against the Company's share of two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of certain project expenses of approximately $2,000,000, as defined. Included in the project expenses is a $300,000 payment to the Company for the lease of its exhibitry for the St. Paul exhibition. The Company's revenue for the year ended February 28, 1999 includes $650,000 from the exhibition, representing 50% of the minimum guaranteed fee ($500,000) and 50% of the exhibitry lease fee ($150,000). The remaining portion of the minimum fee of $500,000 is included in deferred revenue in the accompanying balance sheet at February 28, 1999

                              Total exhibition revenue from sources outside the United States amounted to approximately $2,492,000 for the year ended February 28, 1999.

                              In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which the Company granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum of $8,500,000 annually. The license agreement has an initial term of one year, commencing September 14, 1999, with SFX having the option to extend the term for up to four additional one-year periods. Such $8,500,000 payment is payable as follows: $500,000 upon the effective date of the license agreement, and payments of $2,000,000 each on a quarterly basis commencing

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              September 15, 1999. The license agreement became effective in May 1999. All obligations of SFX under the license agreement have been guaranteed by SFX Entertainment, Inc.

                              Pursuant to the license agreement, the Company will receive 65% and SFX will receive 35% of net ticket, merchandise and sponsorship revenue, after deduction of mutually agreed-upon project expenses. The $8,500,000 annual guaranteed minimum payment to be made to the Company will be credited against its share of net revenue in excess of project expenses. The Company has the right to terminate the license agreement effective as of September 14, 2001, or annually thereafter, upon the occurrence of certain conditions, including the merger or sale of majority control of the Company or substantially all of its assets. If the Company terminates the license agreement, SFX will have the right to continue one major exhibition, containing no more than 200 of the Company's Titanic artifacts and involving an investment by SFX in excess of $2,000,000, until no later than September 14, 2004 in consideration of the payment to the Company of a minimum of $2,250,000 annually. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, 65% of the exhibitry built for the exhibitions presented during the term of the agreement.

                              In addition, the license agreement provides that the Company shall receive twenty (20%) percent of the profits, if any, from a current Titanic themed exhibition in Orlando, Florida presented by SFX and third parties. Under the license agreement, SFX does not have the right to include any of the Company's Titanic artifacts in the Orlando exhibition. A member of the Board of Directors is a related party to this exhibition.

                              The Company commenced an exhibition on May 29, 1999 of approximately 200 of its Titanic artifacts in Atlantic City at the Tropicana Hotel ("Tropicana"). This exhibition, which includes a section of Titanic's hull recovered during the 1998 Titanic expedition, is scheduled to conclude on September 7, 1999. Pursuant to the exhibition agreement entered into in April 1999, Tropicana is responsible for payment of all costs and expenses related to the presentation, operation and marketing of the exhibition, with the exception of the Company's contribution of approximately $100,000 of the installation costs of the exhibition. The exhibition agreement provides that the Company will receive all ticket and merchandising revenue from the exhibition, without recoupment by Tropicana of any of its costs for presenting, operating and marketing the exhibition. It was further agreed that sponsorship revenue, less commissions, will be divided equally between the Company and Tropicana.

                              Merchandising operations at the Atlantic City exhibition are conducted through an unaffiliated third party, Titanic Merchandising, Inc. ("TMI"). Pursuant to the Company's agreement with TMI, the Company receives 30% of the gross revenue derived from the sale of merchandise at the retail shop established within the exhibition premises.


12.   LICENSING AND           The Company conducted its fifth expedition to the
      SPONSORSHIP             Titanic wreck site in August 1998 (the "Summer of
      FEES:                   1998 Expedition"). The Company and an unrelated
                              television production company entered into an agreement whereby the Company granted certain rights to the production company for the production and exploitation of audio and visual recordings with respect to the Summer of 1998
                              Expedition. In consideration of the granting of such rights, the television production company, among other things, agreed to pay the cost for chartering equipment and crew necessary for the Summer of 1998 Expedition, including, but not limited to, $1,150,000 of the costs for chartering
                              IFREMER's equipment and crew and an aggregate of $2,195,000 of additional equipment and crew from other unrelated third parties on behalf of the Company. Of this $2,195,000, the

                                                               RMS TITANIC, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Company has charged to operations $1,845,000 during the year ended February 28, 1999, representing costs attributable to the licensing agreements. The Company has retained the rights for commercial exploitation of recordings made at the Titanic wreck site in a print format and electronic media format, and certain royalty and other rights with respect to the marketing and sale of home videos based upon the Summer of 1998 Expedition.

                                    EXHIBITS


                                RMS TITANIC, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999


3.1      Articles of Incorporation, as amended.(1)

4.1      First Amendment to By-Laws of the Registrant.(2)

9.1 Voting Trust Agreement among Titanic Ventures Limited Partnership, George Tulloch, Allan H. Carlin, Arnie Geller, G. Michael Harris, Kurt Hothorn, Cheryl Hothorn, Westgate Entertainment Corp., Anne A. Hill, Diane Carlin, Shirley A. Hill, James A. Hill, and D. Michael Harris(3)

10.1     Lease Agreement between the Company and 17 Battery Place North
         Associates.(4)

10.2     Agreement dated April 15, 1996 between the Company and CRE-CO Finanz
         GmbH.(5)

10.3 Pledge Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(5)

10.4 Bailment Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(5)

10.5     1996 Charter Agreement with IFREMER.(6)

10.6 Agreement dated August 8, 1996 between the Company and the City of Memphis.(6)

10.7 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (omitted and filed separately as confidential information).(6)

10.8     Agreement dated May 23, 1997 between the Company and RMS Foundation,
         Inc.(7)

10.9 Amendment to Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(8)

10.10 Agreement between the registrant and Resource Plus and Event Management International None dated April 24, 1998(9)

10.11 Agreement between the registrant and Titanic Exhibition Japan Inc. dated May 17, 1998(9)

10.12    Agreement between the registrant and CRE-CO Finanz dated April 15,
         1998(9)

10.13    1998 Charter Agreement with IFREMER.(10)

10.14    1998 Charter Agreement with Oceaneering International, Inc.(10)

10.15 Agreement dated July 15, 1998 between Discovery Communications and the Company.

10.16    1998 Charter Agreement with Aqua Plus.(10)

10.17 1998 Charter Agreement with Les Abeilles International, Travocean and the Company.(10)

10.18 Amendment to Agreement dated August 4, 1998 between the Company and CRE-CO Finanz GmbH.(10)

10.19 Agreement dated September 25, 1998 between the Company and Media Rare, Inc.(11)

10.20 Promissory Note dated January 5, 1999 executed by George Tulloch in favor of the registrant.

10.21 Pledge Agreement dated January 5, 1999 between George Tulloch and the registrant.

-----------------------

(1)      Filed as an exhibit to Registrant's Registration Statement on Form 8-A.

(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

(3)      Filed as exhibit 7.2 to Form 13D filed on September 2, 1997.

(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended February 28, 1994.

(5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997

(9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.


(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.


(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.