Form 10-K/A
period 1999-02-28
RMS TITANIC INC
filed 1999-07-13
CIK 796764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to______________

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 11, 1999, was: $17,326,278.

         The number of shares outstanding of each of the registrant's classes of common stock, as of June 12, 1999, were: 16,187,119

                                                     NUMBER OF SHARES
TITLE OF EACH CLASS                                  OUTSTANDING

Common Stock, par value $.0001
per share                                            16,187,119

DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement to be filed pursuant to Regulation 14A or definitive information statement to be filed pursuant to Regulation 14C

                  Form 10-K for the fiscal year ended February 28, 1999 is amended to set forth Part III, as set forth below:

                                    PART III

ITEM 10. MANAGEMENT

OFFICERS AND DIRECTORS

         The directors, executive officers and significant employees of the Company are:

Name                             Age                    Position
----                             ---                    --------

George H. Tulloch                54                     President, Director and
                                                        Chief Financial Officer

Allan H. Carlin                  48                     Director

Arnie Geller                     58                     Director

G. Michael Harris                34                     Director

Kurt Hothorn                     55                     Director

Paul-Henri Nargeolet             53                     Director


         George H. Tulloch has been a director of the Company since May 1993 and has been its President since May 1995. From May 1993 to May 1995, Mr. Tulloch served as Chairman of the Board of Directors of the Company and as its Executive Director of Corporate Public Relations. Mr. Tulloch also served as the Company's Chief Financial Officer in May and June, 1995, and has served as its Acting Chief Financial Officer since September 1997. After the RMS Titanic's discovery in 1985, he successfully negotiated a recovery contract with the ship's co-discoverer, IFREMER, France's National Oceanographic Institute. In 1987, he organized Titanic Ventures Limited Partnership, a Connecticut limited partnership, as the financial structure for this effort and is the President of its general partner, Oceanic Research and Exploration Ltd., a Delaware corporation. Mr. Tulloch's background includes having founded Competition & Sports Cars, Ltd. in Greenwich, Connecticut in 1969, building its sales volume into the largest BMW agency in the United States.

         Allan H. Carlin, has served as general counsel and Secretary to the Company since May 1993 to the present, and has served as a director of the Company since May 26, 1999. Mr. Carlin assists Mr. Tulloch in all phases of the Company's operations, including serving as the principal negotiator of the Company's business transactions. Mr. Carlin is an attorney admitted to practice in the State of New York, and maintains an office for the practice of law in New York, NY.

         Arnie Geller served as President and as a director of the Company from May 1993 to May 1995, and has served as a director of the Company since May 26, 1999. Prior to 1993, Mr. Geller had principally been engaged in various executive capacities in the record industry for approximately 27 years. Mr. Geller is presently a self-employed corporate consultant.

         G. Michael Harris is a promoter and agent of entertainment programs and events, and is the principal of Worldwide Licensing and Merchandising, Inc, a privately-held company involved in the presentation of an exhibition having a Titanic theme in Orlando, Florida with a subsidiary of SFX Entertainment and a third-party. Mr. Harris has served as a director of the Company since May 26, 1999.

         Kurt Hothorn is a limited partner of TVLP, and has served as a director of the Company since May 26, 1999. Mr. Hothorn trades securities for his own account, and is a principal in a closely-held travel business that specializes in arrangements for incentive programs, conferences and meetings.

         Paul-Henri Nargeolet has been the chief executive officer of Aqua+, a subsidiary of the French media company Canal+, since 1996, and has been a director of the Company since June 22, 1999. Prior to his affiliation with Aqua+, Mr. Nargeolet served with IFREMER for approximately 10 years in a number of capacities, including as its Director of Deep Ocean Submersibles from 1986 to 1996. The Company has chartered research and recovery vessels for all five (5) of its expeditions to the Titanic from IFREMER, and has chartered a vessel with video production capabilities from Aqua+ in connection with its 1996 and 1998 Titanic expeditions. Mr. Nargeolet has served as co-expedition leader on the Company's expeditions to the Titanic wreck site, and has dove to the Titanic in a manned submersible approximately 35 times during these expeditions. Mr. Nargeolet is a Commander (reserve) of the French Navy, for which he served for 22 years, and has been accorded a number of honors, including receipt of the National Merit of Knighthood from the French government in 1984 and the National Maritime Merit of Knighthood from the French government in 1975.

         No family relationship exists between or among any of the nominees and executive officers of the Company. Except as disclosed above, none of the nominees are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

         Pursuant to a Voting Agreement dated August 22, 1997 (the "Voting Agreement") among Messrs. Carlin, Geller, Harris, Hothorn, Geller and certain third parties, including Mr. Carlin's spouse and Mr. Hothorn's spouse, all of such individuals have agreed, until August 31, 1999, to vote their shares of Common Stock of the Company in favor of the election of George Tulloch, Allan H. Carlin, Arnie Geller, G. Michael Harris and Kurt Hothorn as directors of the Company.

         The Board of Directors, consisting of George Tulloch, held three (3) meetings during the fiscal year ended February 28, 1999, and acted on unanimous consent on one occasion. At the present time, the Company has no nominating, executive, audit or compensation committees.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid or accrued to the executive officers of the Company for the fiscal years ended February 29, 1997, February 28, 1998 and February 28, 1999:

                                                                                        Long-Term
                                                                                        Compensation
                                                                                        ------------
                                                                                                      Common
Name                                                                            Other                 Shares
and                                 Year                                        Annual                Subject to
Principal                           Ended February                              Compen-               Options
Position                            28th(29th)                 Salary           sation                Granted
----------------------              ---------------            ------           -------------         ----------
George Tulloch(1)
President and Former Chief
Financial Officer; Former
Executive Director of
Corporate Public                    1999                      $120,000           -0-                    -0-
Relations
                                    1998                      $120,000           -0-                    -0-

                                    1997                      $120,000           -0-                    -0-


         The foregoing compensation accrued for Mr. Tulloch is based upon an annual salary of $120,000.

Stock Options

         No stock options were granted to the executive officers of the Company during the fiscal year ended February 28, 1999.

Option Exercises and Holdings

         None of the executive officers of the Company exercised any stock options during the fiscal year ended February 28, 1999.

Compensation of Directors

         The Company does not have any arrangements for compensating directors for services rendered as a director. No compensation has been paid to any individual for services rendered as a director.

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 15, 1999 with respect to (i) those persons known by the Company to be the owners of more than 5% of the Company's Common Stock and (ii) the ownership of the Company's Common Stock by each director and nominees as directors; and (iii) the ownership of the Company's Common Stock by all executive officers and directors of the Company as a Group:


                                            Nature of                  Amount of                     Percentage
  Name and Address                          Ownership                  Beneficial Ownership          of Class
  ----------------                          ---------                  --------------------          --------
  Titanic Ventures Limited Partnership
  204 Old Post Road                         Principal
  Southport, Connecticut 06490              Shareholder                5,721,667(1)(2)(3)               35.3%

  William S. Gasparrini                     Principal
  23 Oak Street                             Shareholder                2,044,630(2)(3)(4)               12.6%
  Greenwich, Connecticut 06830

  Arnie Geller                              Principal
  720 Spring Street NW                      Shareholder,
  Atlanta, GA 30308                         Director                   1,840,000(5)                     11.3%

  George Tulloch                            Principal
  c/o RMS Titanic, Inc.                     Shareholder,
  17 Battery Place                          Officer,
  New York, New York 10004                  Director                     581,309(1)(2)(3)(6)             3.5%

  Allan H. Carlin                           Director                     500,000(7)                      3.0%
  239 East 79th Street
  New York, NY 10021

  G. Michael Harris                         Director                     125,000(8)                      0.8%
  16 Winston Drive
  Belleair, FL 34616

  Kurt Hothorn                              Director                      23,544(9)                      0.1%
  160 Mead Avenue
  Greenwich, CT 06830

  Paul-Henri Nargeolet
  437 Chemin de la Tourelle
  Ollioules, France                         Director                          -0-                       -0-

  All Officers and Directors
  as a group of six (6)
  persons                                                              8,791,520(10)                    51.1%

     (1) George Tulloch is the President and sole shareholder of Oceanic Research and Exploration Limited ("ORE"), a Delaware corporation which serves as the General Partner of Titanic Ventures Limited Partnership ("TVLP"); William Gasparrini is a limited partner of TVLP. The General Partner of TVLP has the right to vote the shares of the Company without the consent of the Limited Partners of TVLP, and may dispose of the shares of the Company upon the consent of the Limited Partners of TVLP.

     (2) Represents shares over which TVLP and Mr. Tulloch, as President of ORE, exercise voting control, and includes 1,052,112 shares that ORE has distributed to certain limited partners of TVLP, representing their respective interest in shares of the Company owned by TVLP (the "Distribution Shares"); also includes 87,388 shares which have been retained for the payment of the pro-rata shares of TVLP's expenses allocable to the limited partners who received the Distribution Shares. The Distribution Shares are subject to a written proxy granting Mr. Tulloch the right to vote such shares until June 17, 1999, with such proxies to terminate upon the public market sale of such shares. As adjusted for distribution of the Distribution Shares, TVLP has the power to dispose of 4,582,167 shares of the Company, representing 28.3% of the outstanding Common Stock of the Company. By letter agreement dated June 12, 1996 Mr. Tulloch had previously agreed, subject to the fulfillment of certain conditions, to distribute eighty (80%) percent of each limited partner's interest in the shares of the Company owned by TVLP, subject to the execution of proxies by the limited partners granting to the General Partner voting power over such shares until May 31, 1997, with such proxies to terminate upon the public market sale of such shares. Mr. Tulloch and the General Partner believe that such letter agreement is not enforceable on the basis of a number of grounds, including but not limited to fraudulent inducement, repudiation and the absence of consideration, and accordingly will not distribute shares of the Company owned by TVLP to the limited partners of TVLP in accordance with the terms thereof. Mr. Gasparrini claims that such June 12, 1996 letter agreement is valid and enforceable, and has also claimed that a certain document dated April 21, 1995, pursuant to which Mr. Tulloch allegedly agreed to distribute each limited partner's interest in the shares of the Company owned by TVLP and immediately granted each limited partner the right to vote the shares of the Company's Common Stock owned by TVLP in proportion to their partnership interests, is enforceable. Mr. Gasparrini has commenced legal proceedings against Mr. Tulloch, ORE and TVLP in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk in order to enforce his rights under the June 12, 1996 letter agreement and the purported April 21, 1995 agreement. Settlement discussions with respect to such litigation are ongoing, and, if successfully consummated, it is likely that TVLP will distribute the balance of all of its shares in the Company to the limited partners of TVLP. In the event that such settlement discussions are not successful, Mr. Tulloch, on behalf of ORE and TVLP, believes that there are meritorious defenses to Mr. Gasparrini's claims and intends to defend their position vigorously.

     (3) In the event that TVLP distributes the balance of its shares in the Company to the limited partners (see footnote 2 above) or Mr. Gasparrini successfully enforces the alleged obligation of

  ORE to distribute the shares pursuant to the June 12, 1996 letter agreement or the purported April 21, 1995 agreement, as referenced in footnote (2), Mr. Gasparrini will receive distribution of a maximum of 1,912,288 shares of the Company owned by TVLP (as may be decreased for payment of TVLP's liabilities), and Mr. Tulloch, through his ownership of ORE, will receive distribution of a maximum of 511,152 shares of the Company owned by TVLP (as may be decreased for payment of TVLP's liabilities). In the event of the distribution of such TVLP shares, Mr. Gasparrini would have the power to vote and dispose of a maximum of 24.4% of the outstanding Common Stock of the Company, Mr. Tulloch, through his ownership of ORE and exclusive of the Shares he individually owns (see footnote (5) below), would have the right to vote a maximum of 9.7% of the outstanding Common Stock of the Company (including the Distribution Shares), and Mr. Tulloch would have the right to dispose of a maximum of 3.2% of the Company.

     (4) Does not include any shares that may be issued to Mr. Gasparrini upon distribution of the shares of Common Stock registered in the name of TVLP, of which Mr. Gasparrini is a limited partner.

     (5) Includes 240,000 shares as to which Mr. Geller has been granted an irrevocable proxy to vote such shares until the sale thereof.

     (6) Does not include any shares that may be issued upon distribution of the shares of Common Stock registered in the name of TVLP, of which Mr. Tulloch is the President and sole shareholder of the General Partner; includes 500,000 options which are currently exercisable.

     (7) Represents options which are currently exercisable; does not include 197,500 shares registered in the name of Mr. Carlin's spouse, as to which Mr. Carlin disclaims beneficial ownership.

     (8) Represents shares registered in the individual name of Mr. Harris, which he has expressed the intent to transfer to the names of him and his spouse, as tenants by the entirety, upon the occurrence of which Mr. Harris and his spouse may share voting and dispositive power over such shares.

     (9) Represents shares jointly owned with Mr. Hothorn's spouse. Voting power with respect to such shares has been granted to George Tulloch until June 17, 1999 pursuant to a written proxy, which proxy is subject to termination upon the public market sale of such shares. See footnote (2) above. Except as set forth above, Mr. Hothorn and his spouse jointly share voting and dispositive power over such shares.

     (10) Includes shares beneficially owned by TVLP (see footnote (1) above) and shares held by directors, as set forth above. In the event that Mr. Gasparrini successfully enforces the alleged obligation of Mr. Tulloch to distribute the shares pursuant to the June 12, 1996 letter agreement or the purported April 21, 1995 agreement, all officers and directors would have the right to dispose of 3,341,005 shares, representing 19.4% of the Company's Common Stock, and would have the right to vote 4,633,117 shares, representing 27.0% of the Company's Common Stock. See footnotes (2), (3) and (6).

         The foregoing table does not include options and warrants granted to entities and individuals who are not executive officers or directors of the Company to purchase 250,000 shares of Common Stock.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the Company's knowledge, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during the fiscal year ended February 28, 1999, the Company is unaware of any officer, director or beneficial owner of more than 10% of the Company's Common Stock who failed to file reports required by Section 16 of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subsequent to the year ended February 28, 1999, the Company entered into an agreement with a subsidiary of SFX Entertainment, Inc., pursuant to which, among other things, the Company licensed to SFX the worldwide rights to exhibit the Company's Titanic artifacts for a minimum of one year, commencing September 14, 1999 (the "License Agreement"). The agreement with SFX provides that the Company shall have the right to receive twenty (20%) of the net profits from a Titanic themed exhibition in Orlando, Florida which SFX is presenting with third-parties. G. Michael Harris, a director of the Company, is a principal of one of the third-parties involved in such Orlando exhibition. Pursuant to the Company's agreement with SFX, none of the Company's Titanic artifacts are to be incorporated into such Orlando exhibition. The Company is currently negotiating with SFX concerning the incorporation of a limited number of its Titanic artifacts in such Orlando exhibition in exchange for the payment to the Company of consideration in excess of the obligations due to the Company under the License Agreement.

         The Company has loaned its President, George Tulloch, the sum of $72,367, as evidenced by a promissory note dated January 5, 1999, bearing interest at the rate of 8% per annum and payable in full no later than February 29, 2000. Such loan is secured by accruals for past salary owed by the Company to Mr. Tulloch amounting to approximately $700,000 as of February 28, 1999.

         Allan H. Carlin, who is currently a director of the Company and was nominee as a director of the Company during the fiscal year ended February 28, 1999, was paid compensation of $215,000 for services rendered as general counsel to the Company during the fiscal year ended February 28, 1999. In addition, during the fiscal year ended February 28, 1999, the Company extended until April 6, 2004 options granted to Mr. Carlin to purchase 500,000 shares of Common Stock of the Company at an exercise price of $1.25, which options were scheduled to expire on April 6, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RMS TITANIC, INC.




July 12, 1999
                                     By: /s/ George H. Tulloch
                                         -------------------------------------
                                     George H. Tulloch, President and
                                     Principal Executive Officer and Principal
                                     Accounting Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ George H. Tulloch                                              July 12, 1999
---------------------------
George Tulloch, Director



/s/ Allan H. Carlin                                                July 12, 1999
---------------------------
Allan H. Carlin, Director


/s/ Arnie Geller                                                   July 12, 1999
---------------------------
Arnie Geller, Director



---------------------------                                        July 12, 1999
G. Michael Harris, Director



/s/ Kurt Hothorn
---------------------------                                        July 12, 1999
Kurt Hothorn, Director



/s/ Paul-Henri Nargeolet                                           July 12, 1999
---------------------------
Paul-Henri Nargeolet