Form 10-Q
period 1999-05-31
RMS TITANIC INC
filed 1999-07-21
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on July 15, 1999 was 16,187,119.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       14

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of RMS Titanic, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 28, 1999.


                                                                                        RMS TITANIC, INC.

                                                                                            BALANCE SHEET
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 28,
                                                                            1999                 1999
                                                                        ------------         ------------
                                                                         (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,333,248         $    719,929
  Accounts receivable                                                      1,248,950            1,645,373
  Refundable withholding tax                                                      --              429,022
  Prepaid expenses and other current assets                                  256,301              179,024
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 2,838,499            2,973,348

Artifacts Recovered, at cost                                               9,180,376            9,181,340

Deferred Income Tax Asset, net                                               509,000              509,000

Property and Equipment, net of accumulated depreciation
 of $401,706 and $319,013, respectively                                    1,154,553            1,207,331

Other Assets                                                                 417,694               38,694
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $ 14,100,122         $ 13,909,713
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,902,226         $  1,909,926
  Income taxes payable                                                       121,000                   --
  Deferred revenue                                                           150,000              500,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,173,226            2,409,926
                                                                        ============         ============

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                    1,619                1,619
  Additional paid-in capital                                              13,915,748           13,915,748
  Accumulated deficit                                                     (1,990,471)          (2,417,580)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                11,926,896           11,499,787
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 14,100,122         $ 13,909,713
                                                                        ============         ============

                        See Notes to Financial Statements


                                                                         RMS TITANIC, INC.

                                                                   STATEMENT OF OPERATIONS
                                                                               (UNAUDITED)
==========================================================================================
THREE-MONTH PERIOD ENDED MAY 31,                               1999                1998
                                                            -----------        -----------
Revenue:
  Exhibitions and related merchandise sales                 $ 1,128,078        $ 2,097,019
  Licensing fees                                                 11,361            115,941
  Merchandise and other                                         163,447            272,020
  Sale of coal                                                    9,639             77,339
                                                            -----------        -----------
Total revenue                                                 1,312,525          2,562,319
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                                 964              2,630
  Cost of merchandise sold                                        1,526                 --
  General and administrative                                    560,946            387,395
  Depreciation and amortization                                  82,693             30,225
                                                            -----------        -----------
Total expenses                                                  646,129            420,250
                                                            -----------        -----------
Income from operations                                          666,396          2,142,069

Interest income                                                  13,910             10,440
                                                            -----------        -----------
Income before provision for income taxes                        680,306          2,152,509

Provision for income taxes                                      253,197            811,264
                                                            -----------        -----------
Net income                                                  $   427,109        $ 1,341,245
                                                            ===========        ===========

Basic income per common share                               $       .03        $       .08
                                                            ===========        ===========

Weighted-average number of common shares outstanding         16,187,128         16,187,128
                                                             ==========         ==========

                          See Notes to Financial Statements

                                                                                                 RMS TITANIC, INC.

                                                                                           STATEMENT OF CASH FLOWS
                                                                                                       (UNAUDITED)
==================================================================================================================
THREE-MONTH PERIOD ENDED MAY 31,                                                      1999                 1998
                                                                                   -----------         -----------
Cash flows from operating activities:
  Net income                                                                       $   427,109         $ 1,341,245
                                                                                   -----------         -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       82,693              30,225
    Other                                                                                   --             (76,500)
    Reduction in artifacts recovered                                                       964               2,630
    Noncash exhibition revenue                                                        (225,000)                 --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                       396,423            (874,831)
      Decrease (increase) in refundable withholding tax                                429,022            (130,570)
      Increase in prepaid expenses and other current assets                            (77,277)                 --
      Increase in other assets                                                          (4,000)            (52,630)
      Decrease in accounts payable and accrued liabilities                              (7,700)           (197,348)
      Increase in income taxes payable                                                 121,000            (682,384)
      Decrease in deferred revenue                                                    (500,000)            (14,943)
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                              216,125            (631,583)
                                                                                   -----------         -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                      643,234             709,662
                                                                                   -----------         -----------
Cash flows used in investing activity - purchases of property and equipment            (29,915)            (66,070)
                                                                                   -----------         -----------
Net increase in cash                                                                   613,319             643,592

Cash and cash equivalents at beginning of period                                       719,929           1,000,269
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                         $ 1,333,248         $ 1,643,861
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three-month period for income taxes                         $   349,103         $   128,880
                                                                                   ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

  Noncash purchases of property and equipment                                      $        --         $    76,500
                                                                                   ===========         ===========

                            See Notes to Financial Statements

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)





Note 1 - The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1999 and its results of operations and its cash flows for the three months ended May 31, 1999 and 1998. Results of operations for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

Note 2 - In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented for the three months ended May 31, 1998 and 1997 since the dilutive effect of potential common shares is not material.

Note 3 - In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, extended the exhibition through May 10, 1998 and further extended the exhibition through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998, and $2.00 per visitor from March 1, 1998 to May 1, 1998, and two-thirds of the net profits, after recoupment of certain project expenses, from May 2, 1998 through September 30,1 9998, as defined. In addition, the Company received a percentage of merchandise revenue, as defined, for the period from March 1, 1998 to September 30, 1998. Additionally, the Company received guaranteed exhibition fees attributable to the initial term of the exhibition of $460,000 as a non-refundable advance against the Company's share of net profits, as defined.

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


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

                  In May 1997, the Company entered into an agreement with the RMS Foundation, Inc. for the exhibition of artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California (the "Queen Mary") from June 1, 1997 through January 5, 1998 (the "Initial Term"). In January 1998, the agreement was amended and the exhibition was extended through February 5, 1998, was further extended through September 7, 1998, and has been extended on a month-to-month basis thereafter (the "Extension Term"). The exhibition was thereafter extended through March 21, 1999. Pursuant to the Queen Mary exhibition agreement, the Company received, from the sale up to 150,000 tickets, $2.00 per ticket during the Initial Term and $2.50 per ticket during the Extension Term, and $3.00 per ticket from the sale of more than 150,000 tickets. In addition, the Company received fifty (50%) percent of net profits, as defined, from the sale of merchandise at the Queen Mary exhibition.

                  In April 1998, the Company entered into an agreement with Resource Plus and Event Management International ("EMI"), a division of the World Trade Center Boston, for an exhibition of Titanic artifacts in Boston, Massachusetts from July 1, 1998 through on or about November 15, 1998. Pursuant to the exhibition agreement, the Company was to receive two-thirds (2/3) of the net profits, after recoupment of certain project expenses, as defined. The agreement further provided that the ownership interest of certain exhibitry and equipment aggregating $750,000 was transferred to the Company as of August 31, 1998, in satisfaction of the minimum exhibition fees due to

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  the Company. This exhibition closed on November 29, 1998. The Company earned no exhibition fees in excess of the minimum.

                  In May 1998, the Company entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in seven (7) venues in Japan commencing on or about July 20, 1998 and ending on or about July 31, 1999. Pursuant to the exhibition agreement, TEJI has agreed to pay the conservator of the Company's artifacts $321,000 for the conservation and restoration of artifacts to be displayed in the exhibition. The exhibition agreement further provides that TEJI will pay to the Company the greater of $3.00 per attendee or 50% of the profits, as defined, and that the Company has the right to select and obtain legal title to 50% of the exhibitry utilized in the exhibition at no additional cost to the Company. Revenue for the quarter ended May 31, 1999 includes $225,000, representing 60% of the value of the Company's share of the exhibitry utilized in the Japanese exhibition, with the balance of $150,000 related to such exhibitry having been recognized as deferred revenue.

                  In August 1998, the Company entered into an agreement with CRE-CO and Freddy Burger Management Group for the exhibition of Titanic artifacts in Zurich, Switzerland from November 11, 1998 through May 9, 1999. Pursuant to the agreement, the Company was to be paid a minimum of $600,000, in equal monthly installments of $100,000 commencing November 30, 1998, with such payments to be credited against the Company's rights to receive two-thirds of the profits, if any, as defined, from ticket, merchandise and sponsorship revenue in excess of a budget of approximately $3,000,000.

                  In September 1998, the Company entered into an agreement with Media Rare, Inc. for the presentation in St. Paul, Minnesota, of the objects and exhibitry contained in the Company's Boston exhibition for a period of four months commencing on January 1, 1999 and ending on April 30, 1999. Pursuant to this agreement, the Company received, subsequent to February 28, 1999, the minimum fee of $1,000,000. This minimum payment represents a credit against the Company's share of two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of certain project expenses of approximately $2,000,000, as defined. Included in the project expenses is a $300,000 payment to the Company for the lease of its exhibitry for the

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  St. Paul exhibition. Pursuant to an amendment to this agreement, Media Rare agreed to pay the Company a minimum of $3.00 per visitor to the exhibition during the extension thereof from May 1, 1999 to May 9, 1999 (the "Extension"), with two-thirds of any revenues in excess of a budget of approximately $113,000 for the extension period to be paid to the Company, after crediting the $3.00 per visitor fee paid to the Company against such profit distribution. The Company's revenue for the quarter ended May 31, 1999 includes $680,358 from this exhibition, representing 50% of the minimum guaranteed fee ($500,000), 50% of the exhibitry lease fee ($150,000), and $30,358 for the Extension.

                  In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum of $8,500,000 annually. The license agreement has an initial term of one year, commencing September 14, 1999, with SFX having the option to extend the term for up to four additional one-year periods. Such $8,500,000 payment is payable as follows: $500,000 upon the effective date of the license agreement, and payments of $2,000,000 each on a quarterly basis commencing September 15, 1999. The license agreement became effective in May 1999. All obligations of SFX under the license agreement have been guaranteed by SFX Entertainment, Inc.

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

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  of a minimum of $2,250,000 annually. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, sixty-five (65%) of the exhibitry built for the exhibitions presented during the term of the agreement.

                  In addition, the license agreement provides that the Company shall receive twenty (20%) percent of the profits, if any, from a current Titanic themed exhibition in Orlando, Florida presented by SFX and third parties. Under the license agreement, SFX does not have the right to include any of the Company's Titanic artifacts in the Orlando exhibition. A member of the board of directors of the Company is a related party to this exhibition.

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

Note 4 - The Company is a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507). The plaintiff therein seeks a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action does not challenge the Company's salvor-

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


                  in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers
                  World Travel, Quark Expedition, Ralph White, Don Walsh,
                  Alfred S. McLaren, WildWings, and Mr. Haver, all of whom are involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia has previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also states that the Company has the right to exclude others from the wreck site regardless of whether the Company is at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties have appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. In March 1999 the U.S. Court of Appeals for the Fourth Circuit issued an opinion affirming the Company's status as salvor-in-possession of the wreck of the Titanic, and reversing that portion of the District Court's ruling that the Company could exclude others from viewing and photographing the wreck and wreck site. The Company has filed an appeal with the United States Supreme Court from the decision of the U.S. Court of Appeals for the Fourth Circuit rendered in April 1999.

                  The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, copyright infringement, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, and has asserted counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company and has infringed upon the Company's copyright to the images obtained with the light towers. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings, with a motion instituted by the Company to dismiss plaintiff's claim for copyright infringement, as alleged in an amended complaint, presently pending before the Court. The Company intends to defend itself vigorously against the plaintiff's claims and to pursue its counterclaims

                  The Company is a named defendant in a lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.) On March 3, 1999, the Company removed the action to the United States District Court for the District of Arizona (No. CIV 99-0401-PHX-SMM). The complaint alleges that the Company breached a contractual obligation to deliver to the plaintiff
                  - a financial public relations firm - 250,000 warrants exercisable, at various prices per share, into freely-trading common stock of the Company, and further claims that the actions of the Company, in allegedly promising to deliver such warrants, constituted negligent misrepresentation, fraud, and breach of fiduciary duty, and that the plaintiff is entitled to recover damages on a quantum meruit basis. The complaint seeks an order requiring the Company to deliver the warrants, damages in the amount of $250,000 and unspecified punitive damages, attorneys' fees and costs. The Company has filed an answer denying the essential allegations of the complaint, and has asserted a counterclaim alleging the plaintiff's

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

                  breach of its contractual obligations to the Company and is seeking damages of approximately $36,000 plus attorneys' fees and costs. A proposed settlement of this action is presently under consideration, the terms of which would not have a material financial affect upon the Company. If this action is not resolved through settlement, the Company intends to defend vigorously against the plaintiff's claims and to pursue its counterclaim. This action is now in the discovery stage of proceedings.

Note 5 - The Company has approved the grant to the Company's President of five-year options expiring on May 26, 2004 to purchase 500,000 shares of the Company's Common Stock at a price of $1.98 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MAY 31, 1999 VERSUS
THE QUARTER ENDED MAY 31, 1998


                  During the first quarter of its 2000 fiscal year (the "2000 fiscal year"), the Company's revenues decreased approximately 49%, as compared to the first quarter of its 1999 fiscal year (the "1999 fiscal year"). This decrease was principally attributable to a 46% decrease in revenue from exhibitions and related merchandise sales during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year. This decrease was primarily attributable to the timing of the receipt of revenue from the Company's exhibition in St. Petersburg, Florida during the first quarter of the 1999 fiscal year as compared to the timing of receipt of revenue from the Company's exhibition in St. Paul, Minnesota during the first quarter of the 2000 fiscal year; exhibitions of the Company's Titanic artifacts having been presented in St. Petersburg, Florida, Hamburg, Germany and Long Beach, California throughout the first quarter of the 1999 fiscal year, while exhibitions were presented for portions of the first quarter of the 2000 fiscal year in each of St. Paul, Minnesota, Zurich, Switzerland, Long Beach, California, and two cities in Japan. In addition, the Company's revenue from the exhibition in Zurich, Switzerland during the first quarter of the 2000 fiscal year was substantially less than its revenue from its Hamburg, Germany exhibition during the first quarter of the 1999 fiscal year. In view of the logistical and operational difficulties in establishing short-term exhibitions on satisfactory terms, and the of the Company's license to a subsidiary of SFX Entertainment, Inc. of worldwide rights to exhibit the Company's Titanic artifacts for a minimum of one (1) year, commencing September 14, 1999, in consideration of the payment to the Company of a minimum of $8,500,000, the Company, apart from commitments for the completion of the touring exhibition in Japan, has entered into only an agreement for the exhibition of its artifacts in Atlantic City, New Jersey during the period from May 29, 1999 to September 7, 1999. Revenue from licensing fees decreased approximately 90% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year, and merchandise and other revenue decreased approximately 40% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year. These decreases were principally attributable to the heightened interest in Titanic products during the first quarter of the 1999 fiscal year during the release of the feature film "Titanic," as well as the Company's receipt of revenues during the 1999 quarter from a book published in conjunction with unrelated third parties. Additionally, the Company recognized, as other revenue during the first quarter of its 2000 fiscal year, $150,000 from the rental of exhibitry for use in the St. Paul, Minnesota exhibition, as compared to having recognized, during the first quarter of the 1999 fiscal year, $76,500 from the rental of exhibitry for use in the St. Petersburg, Florida exhibition. The Company's revenue from the sale of coal decreased approximately 88% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year, principally as a result of decrease in sales of coal made through the Company's web site, retail efforts undertaken by third parties while the "Titanic" movie was in theatrical release, and in merchandise shops of the Company's United States exhibitions.

         The Company's cost of coal sold decreased approximately 63% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1998 fiscal year, with such decrease relating to the volume of sales in the respective periods. General and administrative expenses of the Company increased approximately 45% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year, primarily as a result of the Company incurring the expense for the deinstallation and transportation of the exhibition from St. Paul, Minnesota to Atlantic City, New Jersey, an increase in professional fees, and an increase in executive compensation. The Company's depreciation expense increased approximately 174% during the first quarter of its 2000 fiscal year as compared to the first quarter of its 1999 fiscal year as a result of depreciation related to exhibitry equipment acquired during the 1999 fiscal year.

         The Company's income before provision for income taxes decreased approximately 68% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year. The Company's provision for income taxes decreased approximately 69% during the first quarter to the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year, and net income decreased approximately 68% during the first quarter of the 2000 fiscal year as compared to the first quarter of the 1999 fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

         In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an unaffiliated entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $180,600 from the sale of coal during the 1999, 1998, 1997 and 1996 fiscal years, resulting in an unpaid balance of $99,400 as of February 28, 1999. Such unpaid balance, which was not further reduced during the first quarter of the 2000 fiscal year, does not bear interest. There were no profits from sale of cruise ship cabins for the 1996 expedition.

         The Company's capital commitments during its 2000 fiscal year include lease payments for its principal offices, and compensation to its executive officer and to its general counsel.

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

         The Company's near term operating needs will be financed principally from the distribution of revenues to the Company under its agreements for exhibition in Atlantic City, New Jersey; its touring exhibition in Japan; and its exhibition tour agreement with a subsidiary of SFX Entertainment, Inc, pursuant to which the Company will be paid a minimum of $8.5 million annually for the grant of exhibition rights for an initial one-year period commencing September 14, 1999, subject to options granted to the licensee to extend the term for up to four (4) additional one year periods in consideration of additional minimum annual payments to the Company of $8.5 million.

         Substantially all of the Company's cash flow derives from the Company's operating activities.

None of the Company's cash flow during the first quarter of the 2000 fiscal year derived from financing activities, with approximately $30,000 used in investing activities.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There has been no material change in the lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507) subsequent to the filing of the report on Form 10-K for the year ended February 28, 1999, except that the Company has filed an appeal with the United States Supreme Court from the decision of the U. S. Court of Appeals for the Fourth Circuit rendered in April 1999.

         There has been no material change in the status of the lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248) subsequent to the filing of the report on Form 10-K for the year ended February 28, 1999.

         There has been no material change in the status of the lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.), which has been removed to the United States District Court for the District of Arizona (No. CIV
99-0401-PHX-SMM) subsequent to the filing of the report on Form 10-K for the year ended February 28, 1999.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

10.1 Exhibition Tour Agreement between the registrant and Magicworks Entertainment, Inc. dated March 31, 1999.

10.2 Exhibition Agreement between the registrant and Adamar New Jersey, Inc. D/B/A Tropicana Casino and Resort dated April 5, 1999.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 20, 1999
                                  By:  /s/ George Tulloch
                                  -------------------------------------------
                                  George Tulloch, Principal Executive Officer
                                  and Acting Principal Accounting Officer