Form 10-Q
period 1999-08-31
RMS TITANIC INC
filed 1999-10-20
CIK 796764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended August 31, 1999

[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from __________ to __________

Commission file number:  000-24452

                                RMS TITANIC, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Florida                                                               59-2753162
-------------------------------                                       --------------------------------
(State or other jurisdiction of                                       (IRS Employer Identification No.
incorporation or organization)

17 Battery Place, Suite 203, New York, NY                               10004
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (212) 558-6300
                                                    --------------

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

          The number of shares outstanding of the registrant's common stock on October 19, 1999 was 16,187,119.

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

                                                                                                       RMS TITANIC, INC.

                                                                                                           BALANCE SHEET
========================================================================================================================

                                                                           AUGUST 31,                       FEBRUARY 28,
                                                                                 1999                               1999
------------------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                              $  2,049,576                      $    719,929
  Accounts receivable                                                       1,072,181                         1,645,373
  Refundable withholding tax                                                     -                              429,022
  Prepaid expenses and other current assets                                   313,536                           179,024
-----------------------------------------------------------------------------------------------------------------------

          TOTAL CURRENT ASSETS                                              3,435,293                         2,973,348

Artifacts Recovered, at cost                                                9,179,114                         9,181,340

Deferred Income Tax Asset, net                                                509,000                           509,000

Property and Equipment, net of accumulated depreciation
 of $469,626 and $319,013, respectively                                     1,467,220                         1,207,331

Other Assets                                                                  100,224                            38,694
-----------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                   $ 14,690,851                      $ 13,909,713
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                               $  1,725,333                      $  1,909,926
  Income taxes payable                                                        125,408                              -
  Deferred revenue                                                            500,000                           500,000

-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                         2,350,741                         2,409,926
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                     1,619                             1,619
  Additional paid-in capital                                               13,915,748                        13,915,748
  Accumulated deficit                                                      (1,577,257)                       (2,417,580)
-----------------------------------------------------------------------------------------------------------------------

          STOCKHOLDERS' EQUITY                                             12,340,110                        11,499,787
-----------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 14,690,851                      $ 13,909,713
=======================================================================================================================
                                                                                      See Notes to Financial Statements

                                                                                                          RMS TITANIC, INC.

                                                                                                        STATEMENT OF INCOME
                                                                                                                (UNAUDITED)
===========================================================================================================================

                                                      THREE-MONTH        THREE-MONTH         SIX-MONTH            SIX-MONTH
                                                     PERIOD ENDED       PERIOD ENDED      PERIOD ENDED         PERIOD ENDED
                                                        AUGUST 31,         AUGUST 31,        AUGUST 31,           AUGUST 31,
                                                             1999               1998              1999                 1998
---------------------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales           $  1,369,437      $  1,073,511       $  2,497,515        $  3,170,530
  Licensing fees                                             4,952          3,365,650            16,313           3,481,591
  Merchandise and other                                     37,165            157,511           200,612             429,531
  Sale of coal                                              12,626             46,127            22,265             123,466
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                            1,424,180          4,642,799         2,736,705           7,205,118
---------------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                                          1,263              8,853             2,227              11,483
  Cost of merchandise sold                                   3,081               -                4,607               -
  General and administrative                               705,831            477,384         1,266,777             864,779
  Depreciation and amortization                             67,920             55,225           150,613              85,450
  Expedition costs attributable to licensing fees             -             1,845,000             -               1,845,000
  Impairment loss on exhibitry equipment                      -               150,000             -                 150,000
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                             778,095          2,536,462         1,424,224           2,956,712
---------------------------------------------------------------------------------------------------------------------------

Income before other income                                 646,085          2,106,337         1,312,481           4,248,406

Other income                                                  -                 5,000              -                  5,000
---------------------------------------------------------------------------------------------------------------------------

Income from operations                                     646,085          2,111,337         1,312,481           4,253,406

Interest income                                             16,432             15,771            30,342              26,211
---------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                   662,517          2,127,108         1,342,823          4,279,617

Provision for income taxes                                 249,303            889,299           502,500           1,700,563
---------------------------------------------------------------------------------------------------------------------------
Net income                                           $     413,214       $  1,237,809     $     840,323       $   2,579,054
===========================================================================================================================

Basic income per common share                        $         .03       $        .08     $         .05       $         .16
===========================================================================================================================

Weighted-average number of shares outstanding           16,187,128         16,187,128        16,187,128          16,187,128
===========================================================================================================================
                                                                                          See Notes to Financial Statements

                                                                                                          RMS TITANIC, INC.

                                                                                                    STATEMENT OF CASH FLOWS
                                                                                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                             SIX-MONTH            SIX-MONTH
                                                                                          PERIOD ENDED         PERIOD ENDED
                                                                                             AUGUST 31,           AUGUST 31,
                                                                                                   1999                1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                               $  840,323           $ 2,579,054
---------------------------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              150,613               85,450
    Impairment loss on exhibitry equipment                                                        -                 150,000
    Reduction in artifacts recovered                                                             2,227                 -
    Noncash exhibition revenue                                                                (375,000)            (333,333)
    Other                                                                                         -                 (76,500)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                               573,191             (316,459)
      Decrease (increase) in refundable withholding tax                                        429,022             (195,070)
      Increase in prepaid expenses and other current assets                                   (134,512)                -
      Increase in other assets                                                                 (61,530)              (2,000)
      Decrease in accounts payable and accrued liabilities                                    (184,593)            (262,610)
      Increase in income taxes payable                                                         125,408              715,890
      Decrease in deferred revenue                                                                -                 (14,943)
---------------------------------------------------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                                                                 524,826             (249,575)
---------------------------------------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,365,149            2,329,479
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Artifact recovery costs                                                                         -              (1,500,000)
  Purchases of property and equipment                                                          (35,502)             (66,070)
---------------------------------------------------------------------------------------------------------------------------
             CASH USED IN INVESTING ACTIVITIES                                                 (35,502)          (1,566,070)
---------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    1,329,647              763,409

Cash and cash equivalents at beginning of period                                               719,929            1,000,269

---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 2,049,576          $ 1,763,678
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes                                             $   421,750          $   964,000
===========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

  Noncash purchases of property and equipment                                              $   375,000          $   826,500
===========================================================================================================================
                                                                                          See Notes to Financial Statements

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1999 and its results of operations and its cash flows for the three and six months ended August 31, 1999 and 1998. Results of operations for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2 - In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share was issued. SFAS No. 128 requires dual presentation of basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented for the three and six months ended August 31, 1999 and 1998 since the dilutive effect of potential common shares is not material.

Note 3 - In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, extended the exhibition through May 10, 1998 and further extended the exhibition through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998, and $2.00 per visitor from March 1, 1998 to May 1, 1998, and two-thirds of the net profits, after recoupment of certain project expenses, from May 2, 1998 through September 30, 1998, as defined. In addition, the Company received a percentage of merchandise revenue, as defined, for the period from March 1, 1998 to September 30, 1998. Additionally, the Company received guaranteed exhibition fees attributable to the initial term of the exhibition of $460,000 as a non-refundable advance against the Company's share of net profits, as defined.

          In December 1996, the Company entered into an agreement with Florida International Museum, Inc. for an exhibition of Titanic artifacts

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

          In May 1998, the Company entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in several venues in Japan commencing on or about July 20, 1998 and ending on or about July 31, 1999. Such tour was extended to August 31, 1999. Pursuant to the exhibition agreement, TEJI has agreed to pay the conservator of the Company's artifacts $321,000 for the conservation and restoration of artifacts to be displayed in the exhibition. The exhibition agreement further provides that TEJI will pay to the Company the greater of $3.00 per attendee or 50% of the profits, as defined, and provides the Company the right to select and obtain legal title to 50% of the exhibitry utilized in the exhibition at no additional cost to the Company. Revenue for the quarter ended August 31, 1999 includes $150,000, representing 40% of the value of the Company's share of the exhibitry utilized in the Japanese exhibition.

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

          In September 1998, the Company entered into an agreement with Media Rare, Inc. for the presentation in St. Paul, Minnesota, of the objects and exhibitry contained in the Company's Boston exhibition for a period of four months commencing on January 1, 1999 and ending on April 30, 1999. Pursuant to this agreement, the Company received, subsequent to February 28, 1999, the minimum fee of $1,000,000. This minimum payment represents a credit against the Company's share of two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of certain project expenses of approximately $2,000,000, as defined. Included in the project expenses is a $300,000 payment to the Company for the lease of its exhibitry for the St. Paul exhibition. Pursuant to an amendment to this agreement, Media Rare agreed to pay the Company a minimum of $3.00 per visitor to the exhibition during the extension thereof from

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

          May 1, 1999 to May 9, 1999 (the "Extension"), with two-thirds of any revenues in excess of a budget of approximately $113,000 for the extension period to be paid to the Company, after crediting the $3.00 per visitor fee paid to the Company against such profit distribution. The Company's revenue for the quarter ended May31, 1999 includes $680,358 from this exhibition, representing 50% of the minimum guaranteed fee ($500,000), 50% of the exhibitry lease fee ($150,000), and $30,358 for the Extension.

          In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum of $8,500,000 million annually. The license agreement has an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. Such $8,500,000 payment is payable as follows: $500,000 upon the effective date of the license agreement, and payments of $2,000,000 each on a quarterly basis commencing September 15, 1999. The license agreement became effective in May 1999. All obligations of SFX under the license agreement have been guaranteed by SFX Entertainment, Inc. Included in deferred revenue in the accompanying balance sheet at August 31, 1999 is $500,000 which represents the unearned portion of the minimum fee.

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

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

          $2,250,000 annually. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, sixty-five (65%) of the exhibitry built for the exhibitions presented during the term of the agreement.

          In addition, the license agreement provides that the Company shall receive twenty (20%) percent of the profits, if any, from a current Titanic themed exhibition in Orlando, Florida presented by SFX and third parties. Under the license agreement, SFX does not have the right to include any of the Company's Titanic artifacts in the Orlando exhibition. A member of the board of directors of the Company is a related party to this exhibition. Subsequent to the execution of the license agreement, the Company granted SFX the right to include a limited number of its Titanic artifacts in the Orlando, FL exhibition in consideration of the payment to the Company of $.50 per visitor to this exhibition.

          The Company commenced an exhibition on May 29, 1999 of approximately 200 of its Titanic artifacts in Atlantic City at the Tropicana Hotel. This exhibition, which includes a section of Titanic's hull recovered during the 1998 Titanic expedition, concluded on September 7, 1999. Pursuant to the exhibition agreement entered into in April 1999, Tropicana is responsible for payment of all costs and expenses related to the presentation, operation and marketing of the exhibition, with the exception of the Company's contribution of approximately $100,000 of the installation costs of the exhibition. The exhibition agreement provides that the Company will receive all ticket and merchandising revenue from the exhibition, without recoupment by Tropicana of any of its costs for presenting, operating and marketing the exhibition. It was further agreed that sponsorship revenues, less commissions, will be divided equally between the Company and Tropicana.

          Merchandising operations at the Atlantic City exhibition are conducted through an unaffiliated third party, Titanic Merchandising, Inc. ("TMI"). Pursuant to the Company's agreement with TMI, the Company receives thirty (30%) percent of the gross revenues derived from the sale of merchandise at the retail shop established within the exhibition premises. The Company's revenue for the quarter ended August 31, 1999 includes $1,124,046 from the Atlantic City exhibition.

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 4 - The Company was a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.:
          2:98cv507). The plaintiff therein sought a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action did not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom were involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia had previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also stated that the Company had the right to exclude others from the wreck site regardless of whether the Company was at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. In April 1999 the U.S. Court of Appeals for the Fourth Circuit issued an opinion affirming the Company's status as salvor-in-possession of the wreck of the Titanic, and reversing that portion of the District Court's ruling that the Company could exclude others from viewing and photographing the wreck and wreck site. In October 1999, the United States Supreme Court denied the Company's petition for a writ of certorari seeking an appeal from the decision of the U.S. Court of Appeals for the Fourth Circuit rendered in April 1999.

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

          The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, copyright infringement, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, and has asserted counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company and has infringed upon the Company's copyright to the images obtained with the light towers. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings, with a motion instituted by the Company to dismiss plaintiff's claim for copyright infringement, as alleged in an amended complaint, having been denied by the Court. The Company intends to defend itself vigorously against the plaintiff's claims and to pursue its counterclaims

          The Company is a named defendant in a lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.) On March 3, 1999, the Company removed the action to the United States District Court for the District of Arizona (No. CIV 99-0401-PHX-

RMS TITANIC, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

          SMM). The complaint alleges that the Company breached a contractual obligation to deliver to the plaintiff, a financial public relations firm, 250,000 warrants exercisable, at various prices per share, into freely-trading common stock of the Company, and further claims that the actions of the Company, in allegedly promising to deliver such warrants, constituted negligent misrepresentation, fraud, and breach of fiduciary duty, and that the plaintiff is entitled to recover damages on a quantum meruit basis. The complaint seeks an order requiring the Company to deliver the warrants, damages in the amount of $250,000 and unspecified punitive damages, attorneys' fees and costs. The Company has filed an answer denying the essential allegations of the complaint, and has asserted a counterclaim alleging the plaintiff's breach of its contractual obligations to the Company and is seeking damages of approximately $36,000 plus attorneys' fees and costs. If this action is not resolved through settlement, the Company intends to defend vigorously against the plaintiff's claims and to pursue its counterclaim. This action is now in the discovery stage of proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 1999 VERSUS
THE QUARTER ENDED AUGUST 31, 1998

FOR THE SIX MONTHS ENDED AUGUST 31, 1999 VERSUS
THE SIX MONTHS ENDED AUGUST 31, 1998

          During the second quarter and the first six months of its 2000 fiscal year (the "2000 fiscal year"), the Company's revenues decreased approximately 69% and 62%, respectively, as compared to the second quarter and the first six months of its 1999 fiscal year (the "1999 fiscal year"). These changes were principally attributable to decreases in licensing fees of approximately 100% during the second quarter and first six months of the 2000 fiscal year, as compared to the corresponding periods of the 1999 fiscal year, and primarily derived from the Company having earned licensing fees of approximately $3,345,000 during the second quarter of the 1999 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the summer of 1998 (the "Summer of 1998 Expedition"). The Company did not conduct an expedition to the Titanic wreck site during the summer of 1999.

          The Company's revenue from exhibitions increased approximately 28% during the second quarter of the 2000 fiscal year as compared to the second quarter of the 1999 fiscal year, and decreased approximately 21% during the first six months of the 2000 fiscal year as compared to the first six months of the 1999 fiscal year. Those changes were primarily attributable to differences in the timing of receipts from the Company's exhibitions and the extent of the Company's exhibition activities during the respective fiscal periods. In addition, the Company's revenue from its exhibition in Atlantic City, New Jersey during the second quarter of its 2000 fiscal year was substantially greater than its revenue from its exhibition in Boston, Massachusetts during the second quarter of its 1999 fiscal year, while the Company's revenue from its exhibition in Zurich, Switzerland during the first quarter of the 2000 fiscal year was substantially less than its revenues from its Hamburg, Germany exhibition during the first quarter of the 1999 fiscal year.

          In view of the logistical and operational difficulties in establishing short-term exhibitions on satisfactory terms, and the Company's license to a subsidiary of SFX Entertainment, Inc. of worldwide rights to exhibit the Company's Titanic artifacts for a minimum of one (1) year, commencing September 14, 1999, in consideration of the payment to the Company of a minimum of $8,500,000, the Company, apart from commitments for the completion of the touring exhibition in Japan, has entered into only an agreement for the exhibition of its artifacts in Atlantic City, New Jersey during the period from May 29, 1999 to September 7, 1999.

          Merchandise and other revenue decreased approximately 76% during the second quarter of the 2000 fiscal year as compared to the second quarter of the 1999 fiscal year, and decreased approximately 53% during the first six months of the 2000 fiscal year as compared to the first six months of the 1999 fiscal year. These decreases were principally attributable to the heightened interest in Titanic products during the first quarter of the 1999 fiscal year during the release of the feature film "Titanic," as well as the Company's receipt of revenues during the 1999 quarter from a book published in conjunction with unrelated third parties. Additionally, the Company recognized, as other revenue during the first quarter of its 2000 fiscal year, $150,000 from the rental of exhibitry for use in the St. Paul, Minnesota exhibition, as compared to having recognized, during the first quarter of the 1999 fiscal year, $76,500 from the rental of exhibitry for use in the St. Petersburg, Florida exhibition. The Company's revenue from the sale of coal decreased approximately 73% during the second quarter of the 2000 fiscal year as compared to the second quarter of the 1999 fiscal year, and decreased approximately 82% during the first six months of the 2000 fiscal year as compared to the first six months of the 1999 fiscal year. These decreases were principally a result of decrease in sales of coal made through the Company's web site, retail efforts undertaken by third parties while the "Titanic" movie was in theatrical release.

          The Company's cost of coal sold decreased approximately 86% during the second quarter of the 2000 fiscal year as compared to the second quarter of the 1999 fiscal year, and approximately 81% during the first six months of the 2000 fiscal year as compared to the first six months of the 1999 fiscal year, with such cost relating to the volume of sales in the respective periods. The Company's general and administrative expenses increased approximately 48% during the second quarter of the 2000 fiscal year as compared to the second quarter of the 1999 fiscal year, and increased approximately 47% during the first six months of the 2000 fiscal year as compared to the first six months of the 1999 fiscal year. These changes were primarily the result of exhibition expenses incurred in connection with the deinstallation, transportation and installation of the Company's exhibition from St. Paul, Minnesota to Atlantic City, New Jersey, an increase in professional fees and executive compensation, and an increase in insurance expenses. The Company's depreciation and amortization expenses increased approximately 23% and 76% during the second quarter and first six months of the 2000 fiscal year, respectively, as compared to the corresponding periods of the 1999 fiscal year. During the second quarter of the 1999 fiscal year, the Company incurred $1,845,000 of costs related to vessel and equipment chartering related to the Company's audio-visual licensee's requirements for the Summer of 1998 Expedition. During the second quarter of its 1999 fiscal year, the Company recorded an impairment loss of $150,000 attributable to exhibitry equipment related to the Company's exhibition of Titanic artifacts in Hamburg, Germany based upon the determination that certain items of exhibitry would not be utilized in the planned re-location and presentation of the Hamburg exhibition in Zurich, Switzerland commencing in the middle of November 1998.

          The Company's income before provision for income taxes decreased approximately 69% during the second quarter and first six months of the 2000 fiscal year, as compared to the corresponding periods of the 1999 firscal year. The Company's net income decreased approximately 67% during the second quarter and first six months of the 2000 fiscal year as compared to the corresponding perios of the 1999 fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

          In connection with its 1994 expedition to the wreck site of the Titanic, the Company entered into an agreement with IFREMER to charter equipment and crew necessary to conduct research and recovery efforts. Pursuant to the terms of such charter agreement, the Company has paid IFREMER the sum of $300,000 and was obligated to pay an additional $700,000 in two installments of $350,000 each payable on September 30 and December 1, 1994. The installment due to IFREMER on September 30, 1994 was paid during the first quarter of the Company's 1996 fiscal year, payment of the final $350,000 installment was extended to October 1, 1995. During the 1996 fiscal year, the Company paid $70,000 on account of such obligation, with the $280,000 balance thereof having been paid subsequent to February 29, 1996. The source of such $280,000 payment was from an unaffiliated entity with which the Company entered into an agreement for the marketing of coal and the sale of cabins of cruise ships which accompanied the Company on its 1996 research and recovery expedition, and this payment was made as an advance against the Company's share of profits from Titanic coal sales and sales of such cruise ship cabins. The $280,000 advance was reduced by approximately $180,600 from the sale of coal during the 1999, 1998, 1997 and 1996 fiscal years, resulting in an unpaid balance of $99,400 as of February 28, 1999. Such unpaid balance, which was not further reduced through the second quarter of the 2000 fiscal year, does not bear interest. There were no profits from sale of cruise ship cabins for the 1996 expedition.

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

          The Company's near term operating needs will be financed principally through its exhibition tour agreement with a subsidiary of SFX Entertainment, Inc, pursuant to which the Company will be paid a minimum of $8.5 million annually for the grant of exhibition rights for an initial one-year period commencing September 14, 1999, subject to options granted to the licensee to extend the term for up to four (4) additional one year periods in consideration of additional minimum annual payments to the Company of $8.5 million.

          Substantially all of the Company's cash flow derives from the Company's operating activities during the first six months of the 2000 fiscal year. None of the Company's cash flow during the first six months of the 2000 fiscal year derived from financing activities, with approximately $36,000 used in investing activities.

          In view of the Company's recent purchase of new computers and the limited impact that Year 2000 issue has upon the Company's business activities or competitive conditions, management of the Company does not believe that Year 2000 issues will have a material adverse affect upon the Company.

          Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed below. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved. The forward looking statements of the Company contained in this report are also subject to the following risks and uncertainties:

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

          In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the second quarter of the 2000 fiscal year, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with IFREMER and its exhibition organizers in Germany, Zurich and Japan and other entities have been based in whole or in part upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

          With regard to the lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.: 2:98cv507) described in the report on Form 10-K for the year ended February 28, 1999, in October 1999 the United States Court has denied the Company's petition for a writ of certorari seeking an appeal from the decision of the U. S. Court of Appeals for the Fourth Circuit rendered in April 1999.

          There has been no material change in the status of the lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No. 97Civ9248) subsequent to the filing of the report on Form 10-K for the year ended February 28, 1999, except that the Company's motion to dismiss plaintiff's copyright claims has been denied.

          There has been no material change in the status of the lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.), which has been removed to the United States District Court for the District of Arizona (No. CIV
99-0401-PHX-SMM) subsequent to the filing of the report on Form 10-K for the year ended February 28, 1999, except that negotiations with respect to settlement of said action are not ongoing as of the date of this report.

ITEM 2.        CHANGES IN SECURITIES.

                             None.

ITEM 3.        DEFAULT UPON SENIOR SECURITIES.

                             None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    On August 9, 1999, at the Annual Meeting of Stockholders of
               the Company, the following were elected directors of the
               Company: George Tulloch (13,163,026 votes in favor; 1,921,811 votes withheld); Allan H. Carlin (13,163,028 votes in favor; 1,921,809 votes withheld); Arnie Geller (13,163,028 votes in favor; 1,921,809 votes withheld; G. Michael Harris (13,163,028 votes in favor; 1,921,809 votes withheld); Kurt Hothorn (13,163,028 votes in favor; 1,921,809 votes withheld); Paul Henri Nargeolet (13,048,028 votes in favor; 2,046,809 votes withheld. Additionlly, the appointment of Goldstein Golub Kessler LLP as the Company's independent accountants for the fiscal year ended February 29, 2000 was ratified by a vote of 13,046,362 shares in favor, 50,327 shares against and 1,988,150 shares abstaining.

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

                                       RMS TITANIC, INC.
                                         (Registrant)



Dated: October 20, 1999              By:/s/George Tulloch
                                        ---------------------------------------
                                     George Tulloch, Principal Executive Officer
                                     and Principal Accounting Officer