Form 10-Q
period 1999-11-30
RMS TITANIC INC
filed 2000-01-19
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the quarterly period ended November 30, 1999

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________


                        Commission file number: 000-24452

                                RMS TITANIC, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                     59-2753162
-------------------------------            --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


17 Battery Place, Suite 203, New York, NY                             10004
----------------------------------------------------               ----------
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

         [X] Yes [ ] No


          The number of shares outstanding of the registrant's common stock on November 30, 1999 was 16,187,128.

                                      INDEX



                                                                       PAGE
                                                                      NUMBER
                                                                   -------------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.           Financial Statements                                   3

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                     16

Item 4.           Submission of Matters to a Vote of Security Holders   18

Item 6.           Exhibits and Reports on Form 8-K                      18

Signatures                                                              19

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

                                                      RMS TITANIC, INC.

                                                       Balance Sheets


                                                                                     November 30,            February 28,
                                                                                         1999                    1998
                                                                                 ---------------------    --------------------
                                                                                     (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                                                   $            3,641,530   $             719,929
   Accounts receivable                                                                        571,004               1,645,373
   Refundable withholding tax                                                                 166,475                 429,022
   Prepaid expenses and other current assets                                                1,187,468                 179,024
                                                                                 ---------------------    --------------------

          Total current assets                                                              5,566,477               2,973,348
                                                                                 ---------------------    --------------------

Artifacts recovered, at cost                                                                9,178,839               9,181,340

Deferred income tax asset, net                                                                509,000                 509,000

Property and equipment, net of accumulated depreciation
 of $564,486 and $319,013, respectively                                                     1,372,848               1,207,331

Other assets                                                                                   99,224                  38,694

          Total assets                                                         $           16,726,388   $          13,909,713
                                                                                 =====================    ====================

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued liabilities                                    $            2,100,227   $           1,909,926
   Income taxes payable                                                                     1,083,947                       -
   Deferred revenue                                                                           729,167                 500,000
                                                                                 ---------------------    --------------------

          Total current liabilities                                                         3,913,341               2,409,926
                                                                                 ---------------------    --------------------

Commitments and contingencies                                                                       -                       -

Stockholders' Equity:
   Common stock, par value $.0001
      authorized 30,000,000 shares,
       16,187,128 issued and outstanding                                                        1,619                   1,619

   Additional paid-in capital                                                              13,915,748              13,915,748
   Accumulated deficit                                                                     (1,104,320)             (2,417,580)
                                                                                 ---------------------    --------------------

          Total stockholders' equity                                                       12,813,047              11,499,787
                                                                                 ---------------------    --------------------


          Total liabilities and stockholders' equity                           $           16,726,388   $          13,909,713
                                                                                 =====================    ====================



See notes to financial statements.

                                RMS TITANIC, INC.

                            Statements of Operations
                                   (unaudited)


                                                       For the Three Months Ended                   For the Nine Months Ended
                                                   -----------------------------------      ----------------------------------------
                                                   November 30,         November 30,           November 30,           November 30,
                                                       1999                 1998                   1999                   1998
                                                   --------------     ----------------      -----------------      -----------------

Revenue:
      Exhibitions and related merchandise sales    $   1,881,303    $         991,008     $        4,378,818     $        4,161,538
      Licensing fees                                     (11,550)                   -                  4,763              3,481,591
      Merchandise and other                                9,850              118,694                210,462                548,225
      Sale of coal                                         2,743               70,094                 25,008                193,560
                                                   --------------     ----------------      -----------------      -----------------

           Total revenue                               1,882,346            1,179,796              4,619,051              8,384,914

Expenses:
      Cost of coal sold                                      274                7,517                  2,501                 19,000
      Cost of merchandise sold                             7,357               35,347                 11,964                 35,347
      General and administrative                         659,532              488,901              1,926,309              1,353,680
      Depreciation and amortization                       94,860               79,115                245,473                164,565
      Expedition costs attributable to licensing fees          -                    -                      -              1,845,000
      Impairment loss on exhibitory equipment                                                                               150,000
                                                   --------------     ----------------      -----------------      -----------------

           Total expenses                                762,023              610,880              2,186,247              3,567,592

           Income from operations                      1,120,323              568,916              2,432,804              4,817,322
                                                   --------------     ----------------      -----------------      -----------------

Other Income:
      Interest income                                     35,502               11,581                 65,844                 37,792
      Other                                                    -                    -                      -                  5,000
                                                   --------------     ----------------      -----------------      -----------------

           Total other income                             35,502               11,581                 65,844                 42,792
                                                   --------------     ----------------      -----------------      -----------------

           Income before provision for income taxes    1,155,825              580,497              2,498,648              4,860,114

           Provision for income taxes                    682,888              221,514              1,185,388              1,922,077
                                                   --------------     ----------------      -----------------      -----------------

           Net income                              $     472,937    $         358,983     $        1,313,260     $        2,938,037
                                                   ==============     ================      =================      =================


Basic loss per common share                        $        0.03    $            0.02     $             0.08     $             0.18
                                                   ==============     ================      =================      =================

Weighted average number of
      common shares outstanding                       16,187,128           16,187,128             16,187,128             16,187,128
                                                   ==============     ================      =================      =================



See notes to financial statements.

                                                      RMS TITANIC, INC.

                                                  Statements of Cash Flows
                                                         (unaudited)

                                                                                              For the Nine Months Ended
                                                                                       ---------------------------------------
                                                                                         November 30,         November 30,
                                                                                             1999                 1998
                                                                                       -----------------    ------------------

Cash flows from operating activities:
   Reconciliation of net income to net cash
      used in operating activities
        Net income                                                                $           1,313,260  $          2,938,037
        Adjustments to reconcile net loss to net
          cash used in operating activities
          Depreciation and amortization                                                         245,473               164,565
          Impairment loss on exhibitory equipment                                                     -               150,000
          Reduction in artifacts recovered                                                        2,501                19,000
          Amortization of deferred revenue                                                            -               (76,500)
          Noncash exhibition revenue                                                           (375,000)             (750,000)
        Changes in operating assets and liabilities
          Decrease in accounts receivable                                                     1,074,369                23,413
          (Increase) in other current assets                                                 (1,008,444)               (7,600)
          Decrease (increase) in refundable withholding tax                                     262,547              (383,174)
          (Increase) in other assets                                                            (60,530)                 (814)
          Increase (decrease) in accounts payable and accrued liabilities                       190,301              (470,201)
          Increase (decrease) in income taxes payable                                         1,083,947                 5,920
          Increase (decrease) in deferred revenue                                               229,167               (14,943)
                                                                                       -----------------    ------------------
                 Net cash used in operating activities                                        2,957,591             1,597,703
                                                                                       -----------------    ------------------

Cash flows from investing activities:
   Artifact recovery costs                                                                            -            (1,500,000)
   Purchases of property and equipment                                                          (35,990)              (99,417)
                                                                                       -----------------    ------------------
                 Net cash used in investing activities                                          (35,990)           (1,599,417)
                                                                                       -----------------    ------------------

Cash flows from financing activities:
                                                                                                      -                     -
                                                                                       -----------------    ------------------
                 Net cash provided by financing activities                                            -                     -
                                                                                       -----------------    ------------------

                 Net increase in cash                                                         2,921,601                (1,714)

Cash and cash equivalents at the beginning of period                                            719,929             1,000,269
                                                                                       -----------------    ------------------

Cash and cash equivalents at the end of period                                    $           3,641,530  $            998,555
                                                                                       =================    ==================


Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                                   $                   -  $          1,900,000
                                                                                       =================    ==================

Supplemental schedule of noncash investing activity:
   Noncash purchases of property and equipment                                    $             375,000  $            826,500
                                                                                       =================    ==================



See notes to financial statements.

                                RMS TITANIC, INC.
                          Notes to Financial Statements
                                   (unaudited)

Note 1 The accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1999 and its results of operations and its cash flows for the three and nine months ended November 30, 1999 and 1998.
          Results of operations for the three and nine month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000.

Note 2 In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share was issued. SFAS No. 128 requires dual presentation of basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented for the three and nine months ended November 30, 1999 and 1998 since the dilutive effect of potential common shares is not material.

Note 3 In April 1996, the Company entered into an agreement with CRE-CO Finanz GmbH, a German company, for an exhibition of Titanic artifacts in Europe from May 8, 1997 to November 8, 1997. The agreement, as amended, extended the exhibition through May 10, 1998 and further extended the exhibition through September 30, 1998. Pursuant to the agreement, as amended, the Company received two-thirds of the net profits, after recoupment of certain project expenses through February 28, 1998, and $2.00 per visitor from March 1, 1998 to May 1, 1998, and two-thirds of the net profits, after recoupment of certain project expenses, from May 2, 1998 through September 30, 1998, as defined. In addition, the Company received a percentage of merchandise revenue, as defined, for the period from March 1, 1998 to September 30, 1998. Additionally, the Company received guaranteed exhibition fees attributable to the initial term of the exhibition of $460,000 as a non-refundable advance against the Company's share of net profits, as defined.

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

                                RMS TITANIC, INC.
                          Notes to Financial Statements
                                   (unaudited)

          1998, in satisfaction of the minimum exhibition fees due to the Company. This exhibition closed on November 29, 1998. The Company earned no exhibition fees in excess of the minimum.

          In May 1998, the Company entered into an agreement with Titanic Exhibition Japan Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in several venues in Japan commencing on or about July 20, 1998 and ending on or about July 31, 1999. Such tour was extended to August 31, 1999. Pursuant to the exhibition agreement, TEJI has agreed to pay the conservator of the Company's artifacts $321,000 for the conservation and restoration of artifacts to be displayed in the exhibition. The exhibition agreement further provides that TEJI will pay to the Company the greater of $3.00 per attendee or 50% of the profits, as defined, and provides the Company the right to select and obtain legal title to 50% of the exhibitry utilized in the exhibition at no additional cost to the Company. Revenue for the nine months ended November 30, 1999 included $622,317 from this exhibition.

          In August 1998, the Company entered into an agreement with CRE-CO and Freddy Burger Management Group for the exhibition of Titanic artifacts in Zurich, Switzerland from November 11, 1998 through May 9, 1999. Pursuant to the agreement, the Company was to be paid a minimum of $600,000, in equal monthly installments of $100,000 commencing November 30, 1998, with such payments to be credited against the Company's rights to receive two-thirds of the profits, if any, as defined, from ticket, merchandise and sponsorship revenue in excess of a budget of approximately $3,000,000. The Company's revenue for the nine month period ended November 30, 1999 included $200,000 from this agreement.

          In September 1998, the Company entered into an agreement with Media Rare, Inc. for the presentation in St. Paul, Minnesota, of the objects and exhibitry contained in the Company's Boston exhibition for a period of four months commencing on January 1, 1999 and ending on April 30, 1999. Pursuant to this agreement, the Company received, subsequent to February 28, 1999, the minimum fee of $1,000,000. This minimum payment represents a credit against the Company's share of two-thirds of the net profits, as defined, derived from ticket, merchandise and sponsorship revenue in excess of certain project expenses of approximately $2,000,000, as defined. Included in the project expenses is a $300,000 payment to the Company for the lease of its exhibitry for the St. Paul exhibition. Pursuant to an amendment to this agreement, Media Rare agreed to pay the Company a minimum of $3.00 per visitor to the exhibition during the extension thereof from May 1, 1999 to May 9, 1999 (the "Extension"), with two-thirds of any revenues in excess of a budget of approximately $113,000 for the extension period to be paid to the Company, after crediting the $3.00 per visitor fee paid to the Company against such profit distribution. Revenue of $530,358 was included from this exhibition for the nine month period ended November 30, 1999.

          In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum of $8,500,000 million annually. The license agreement has an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. Such $8,500,000 payment is payable as follows: $500,000 upon the effective date of the license agreement, and payments of $2,000,000 each on a quarterly basis commencing September 15, 1999. The license agreement became effective in May 1999. All obligations of SFX under the license agreement have been guaranteed by SFX Entertainment, Inc. Included in deferred revenue in the accompanying balance sheet at November 30, 1999 is $729,167 which represents the unearned portion of the minimum fee. The Company's revenue for the nine month period ended November 30, 1999 included $1,770,823 from this agreement.

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

                                RMS TITANIC, INC.
                          Notes to Financial Statements
                                   (unaudited)

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

          Merchandising operations at the Atlantic City exhibition are conducted through an unaffiliated third party, Titanic Merchandising, Inc. ("TMI"). Pursuant to the Company's agreement with TMI, the Company receives thirty (30%) percent of the gross revenues derived from the sale of merchandise at the retail shop established within the exhibition premises. The Company's revenue for the nine month period ended November 30, 1999 includes $1,245,228 from the Atlantic City exhibition.

Note 4 The Company was a named defendant in a lawsuit commenced in the United States District Court for the Eastern District of Virginia) on or about May 4, 1998 (Haver v. RMS Titanic, Inc., Civil Action No.:
          2:98cv507). The plaintiff therein sought a declaratory judgment permitting him to participate in a photographic expedition to the wreck of the Titanic known as Operation Titanic. This action did not challenge the Company's salvor-in-possession status. On or about May 4, 1998, the Company instituted a motion for a preliminary injunction in the United States District Court for the Eastern District of Virginia against Deep Ocean Expeditions, Mike McDowell, Bakers World Travel, Quark Expedition, Ralph White, Don Walsh, Alfred S. McLaren, WildWings, and Mr. Haver, all of whom were involved in Operation Titanic, seeking an order enjoining such parties from conducting their proposed photographic expedition. (R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, etc. believed to be the RMS Titanic, in rem, Civil Action No. 2:93cv902). The United States District Court for the Eastern District of Virginia had previously held, in August 1996, that RMS Titanic, Inc. had the right to exclude others from taking photographs of the wreck and to control entry in to the wreck site. The Court's ruling to that effect also stated that the Company had the right to exclude others from the wreck site regardless of whether the Company was at the wreck site while other groups attempt to visit the site. Pursuant to stipulation, the action commenced by Mr. Haver and the Company's motion for a preliminary injunction have been consolidated. By Order dated June 23, 1998, the Court granted the Company's motion for a preliminary injunction enjoining certain parties from visiting the wreck site to view and photograph the wreck. Certain of the enjoined parties appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. In April 1999 the U.S. Court of Appeals for the Fourth Circuit issued an opinion affirming the Company's status as salvor-in-possession of the wreck of the Titanic, and reversing that portion of the District Court's ruling that the Company could exclude others from viewing and photographing the wreck and wreck site. In October 1999, the United States Supreme Court denied the Company's petition for a writ of certorari seeking an appeal from the decision of the U.S. Court of Appeals for the Fourth Circuit rendered in April 1999.

                                RMS TITANIC, INC.
                          Notes to Financial Statements
                                   (unaudited)

          The Company is a named defendant in a lawsuit commenced in the United States District Court for the Southern District of New York on or about December 16, 1997 (Lindsay v. The Wrecked and Abandoned Vessel RMS Titanic, et al., in rem, and RMS Titanic, Inc. et al., No.97Civ9248), as disclosed in the Company's report on Form 8-K dated June 15, 1998. The plaintiff alleges therein, inter alia, that he rendered certain services to the Company in connection with its 1996 expedition to the Titanic wreck site and in particular connection with the alleged production of film, video and still images of the Titanic illuminated by certain light towers. The relief sought includes an accounting and a judgment declaring the plaintiff a co-salvor of the 1996 expedition and awarding him, in specie, the underwater, film, video and still photographs allegedly obtained by plaintiff from the use of the light towers. The plaintiff also seeks an award of compensatory damages of up to approximately $500,000 and punitive damages in excess of $2,000,000 based upon claims of breach of contract, copyright infringement, fraudulent misrepresentation, money lent, quantum meruit and conversion. Management of the Company has filed an answer denying the essential allegations of the complaint, and has asserted counterclaims seeking compensatory and punitive damages against the plaintiff based upon, among other things, claims that the plaintiff has wrongfully removed and retained property owned by the Company and has infringed upon the Company's copyright to the images obtained with the light towers. The Company filed a motion to dismiss the complaint and/or transfer it to the Eastern District of Virginia. By order dated September 1, 1998, the Court granted the Company's motion to dismiss the plaintiff's claim for an accounting, and otherwise denied the Company's motion to dismiss and/or transfer the action. This action is now in the stage of discovery proceedings, with a motion instituted by the Company to dismiss plaintiff's claim for copyright infringement, as alleged in an amended complaint, having been denied by the Court. The Company intends to defend itself vigorously against the plaintiff's claims and to pursue its counterclaims

          The Company is a named defendant in a lawsuit commenced in the Arizona Superior Court, Maricopa County (North American Capital Consultants, Inc. v. RMS Titanic, Inc. et al.) On March 3, 1999, the Company
          removed the action to the United States District Court for the District of Arizona (No. CIV 99-0401-PHX- SMM). The complaint alleges that the Company breached a contractual obligation to deliver to the plaintiff, a financial public relations firm, 250,000 warrants exercisable, at various prices per share, into freely-trading common stock of the Company, and further claims that the actions of the Company, in allegedly promising to deliver such warrants, constituted negligent misrepresentation, fraud, and breach of fiduciary duty, and that the plaintiff is entitled to recover damages on a quantum meruit basis. The complaint seeks an order requiring the Company to deliver the warrants, damages in the amount of $250,000 and unspecified punitive damages, attorneys' fees and costs. The Company has filed an answer denying the essential allegations of the complaint, and has asserted a counterclaim alleging the plaintiff's breach of its contractual obligations to the Company and is seeking damages of approximately $36,000 plus attorneys' fees and costs. If this action is not resolved through settlement, the Company intends to defend vigorously against the plaintiff's claims and to pursue its counterclaim. This action is now in the discovery stage of proceedings.

          Please refer to Part II, Item 1 of this form 10-Q, for additional legal proceedings information.

                                RMS TITANIC, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the discussion which follows contains forward looking statements that should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein. These statements include, among others, information regarding future operations and future net cash flows. Such statements reflect our current views with respect to future events and financial performance. These forward looking statements involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, many of which are beyond our control. Since these statements involve risks and uncertainties and are subject to change at any time, our actual results could differ materially from expected results.

GENERAL

On May 4, 1993, RMS Titanic, Inc. acquired all of the assets and assumed all of the liabilities of Titanic Ventures Limited Partnership ("TVLP"), a Connecticut limited partnership.

Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, we were declared salvor-in-possession of the vessel RMS Titanic (the "Titanic"), the sole and exclusive owner of any items recovered from the Titanic and, so long as we are salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (the "Order"). The Order was re-affirmed by the Federal District Court for the Eastern District of Virginia in 1996 and 1998.

We were formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the Titanic, which sank in 1912 and lies more than 12,500 feet below the surface of the Atlantic Ocean approximately 400 miles off the coast of Newfoundland; obtaining oceanic material and scientific data available there from in various forms, including still and moving photography and artifacts from the wreck site; and utilizing such data and artifacts for historical verification, scientific education and public awareness and in revenue-producing activities such as touring exhibitions, television programs and the sales of still photography. In August 1987, we contracted with the Institute of France for the Research and Exploration of the Sea ("IFREMER") to conduct an expedition and dive to the wreck of the Titanic. Utilizing state-of-the-art technology of IFREMER, which is the French Government's, and the world's largest, oceanographic institute, approximately sixty (60) days of research and recovery operations were performed at the Titanic wreck site through the use of a manned submersible NAUTILE. Approximately 1,800 objects were recovered during the course of thirty-two (32) dives on such 1987 expedition. The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovered objects, our 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site.

In June 1993, we successfully completed our second expedition to the Titanic wreck site, recovering approximately 800 artifacts and producing approximately 105 hours of videotape footage during the course of fifteen (15) dives. In July 1994, we recovered over 1,000 objects and produced approximately 125 hours of videotape footage during our third expedition to the Titanic wreck site. In August 1996, we recovered 74 objects and produced approximately 125 hours of videotape footage during our fourth expedition to the Titanic wreck site. In cooperation with Discovery Communications, Inc., we produced three (3) hours of television programming based upon our activities and scientific studies undertaken during the 1996 expedition. Two hours of this programming, presented in "Titanic: Anatomy of A Disaster," was the highest rated program in the history of The Discovery Channel when it aired in April 1997. In addition to obtaining videotape footage for the television productions, a substantial portion of the 1996 expedition was devoted to the recovery of a section of the Titanic hull, measuring approximately 26 feet by 20 feet and weighing approximately 20 tons, from the debris field surrounding the wreck (the "Big Piece"). Although we raised the Big Piece to within approximately 200 feet of the surface of the ocean, efforts to recover this object were unsuccessful as a result of stormy weather conditions and resulting ocean turbulence.

                                RMS TITANIC, INC.


In August 1998, we recovered 70 objects and produced approximately 350 hours of videotape footage during our fifth expedition to the Titanic wreck site. This expedition, again undertaken in cooperation with Discovery Communications, Inc., produced five (5) hours of television programming about the expedition, including the first-ever live broadcast from the Titanic wreck site and a one
(1) hour Dateline NBC special broadcast. Among the highlights of the 1998 expedition was the successful recovery of the Big Piece and extensive mapping of the Titanic and portions of the wreck site through the capture of thousands of high resolution color digital photographs.

Our 1993, 1994, 1996 and 1998 Titanic expeditions were also conducted pursuant to charter agreements with IFREMER. The objects recovered in the 1993, 1994, 1996 and 1998 expeditions were transported to a privately-owned conservation laboratory in France for restoration and/or preservation processes in preparation for exhibition, except for the Big Piece, with respect to which conservation processes have been ongoing while on exhibit as part of our exhibition of Titanic artifacts in the United States.

During 1997 through the date of this report, exhibitions of objects recovered from the Titanic were presented in Norfolk, Virginia (which opened in November 1996 and was presented until March 31, 1997); in Memphis, Tennessee (from April 3, 1997 to September 30, 1997), Hamburg, Germany (from May 8, 1997 to September 30, 1998); at the Queen Mary in Long Beach, California (from May 31, 1997 to March 21, 1999); St. Petersburg, Florida (from November 15, 1997 through May 31,
1998); Boston, Massachusetts (from July 1, 1998 through November 30, 1998); Zurich, Switzerland (from November 11, 1998 through May 9, 1999); St. Paul, Minnesota (from January 1, 1999 through May 9, 1999); Several cities in Japan (from July 24, 1998 through July 31, 1999); and Atlantic City, New Jersey (from May 29, 1999 through September 7, 1999).

We have granted a subsidiary of SFX Entertainment, Inc. the exclusive worldwide rights to present exhibitions of our Titanic artifacts commencing September 14, 1999 for a one-year period, subject to extension for four (4) additional periods of one year each, in consideration of minimum payments of $8.5 million per year.

RESULTS OF OPERATIONS

Three months ended November 30, 1999 compared to three months ended November 30, 1998

During the three months ended November 30, 1999, our revenues were $1,882,346 compared to $1,179,796 for the same period of 1998, which represents an increase of $702,550, or 60%. This increase was primarily attributed to an increase in exhibition fees.

Revenues from exhibitions were $1,881,303 compared to $991,008 for the same period of 1998, which represents an increase of $890,295, or 90%. This increase was primarily attributable to differences in the timing of our receipts from exhibitions and the extent of our exhibition activities during the respective fiscal periods. In addition, revenue from our exhibition in Atlantic City, New Jersey during the three months ended November 30, 1999 was substantially greater than revenue from our exhibition in Boston, Massachusetts during same period of 1998, while our revenue from our exhibition in Zurich, Switzerland during the three month period ended November 30, 1999 was substantially less than revenue from our Hamburg, Germany exhibition during the same period the previous year..

Licensing fees decreased $11,550 for the three months ended November 30, 1999 compared to the three month period ended November 30, 1998. This decrease was the result of the forgiveness of certain licensing fees which amounted to approximately $12,500.

Merchandise and other revenues for the three months ended November 30, 1999 were $9,850 compared to $118,694 for the same period of 1998, which represents a decrease of $108,844 or 1,100%. This decrease was primarily attributed to heightened interest in Titanic products during the quarter ended November 30, 1998, at which time occurred the release of the feature film "Titanic." In addition, during this same quarter, we received revenue from a book published in conjunction with unrelated third parties.

                                RMS TITANIC, INC.


The sale of coal was $2,743 for the three months ended November 30, 1999 compared to $70,094 for the same period a year ago, which represents a decrease of $67,351 or 2,460%. This decrease was the result of less emphasis on sales of coal on our Internet site and our retail efforts through third parties.

Costs associated with coal sold remained the same as a percentage of sales and was in line with the dollar volume of sales decreases. The cost of merchandise sold as a percentage of sales increased from 30% of sales for the period ended November 30, 1998 to 75% of sales for the same period of 1999. This increase was associated with discounts and mark downs of our merchandise in the quarter ended November 30, 1999 as our strategy focused less on retail outlets.

General and administrative expenses were $659,532 for the three month period ended November 30, 1999 as compared to $488,901 for the same period on 1998, which represents an increase of $170,631 or 35%. This increase was primarily attributed to increases in conservation expenses associated with the restoration of artifacts of approximately $120,000 and an increase in officer salaries of $120,000. These expenses were offset by reduced legal and professional fees of approximately $55,000 and freight costs of approximately $15,000 for the three month period ended November 30, 1999 as compared to the same period of 1998.

Depreciation and amortization costs increased $15,745, or 20% from $79,115 for the three month period ended November 30, 1998 to $94,860 for the same period in 1999. This increase is attributed to an increase in capital expenditures during 1999. Capital expenditures for property and equipment increased by $165,517 for the nine month period ended November 30, 1999.

Interest income was $35,502 for the three month period ended November 30, 1999 as compared to $11,581 for the same period of 1998, which represents an increase of $23,921, or 207%. This increase was the result of additional interest earned on our cash reserves. Cash and cash equivalents were $3,641,530 at November 30, 1999 as compared to $998,555 at November 30, 1998.

Net income from was $472,937 for the three month period ended November 30, 1999 as compared to $358,983 for the prior year period. This represents an increase of $113,954 or 32%, which was primarily attributed to increases in exhibition revenues.


Nine months ended November 30, 1999 compared to nine months ended November 30, 1998

During the nine months ended November 30, 1999, our revenues were $4,619,051 compared to $8,384,914 for the same period of 1998, which represents a decrease of $3,765,863, or 82%. This decrease was primarily attributed to a decrease in licensing fee revenue.

Licensing fees decreased $3,476,828 compared to the nine month period ended November 30, 1998. This decrease was the result of a lack of licensing revenues in fiscal 2000 for expedition to the Titanic wreck site. During the nine month period ended November 30, 1998, we earned licensing fees related to the production and exploitation of audio and visual recordings with respect to our expeditions to the Titanic wreck site during the summer of 1998.
We did not conduct an expedition to the Titanic wreck in 1999.

Revenues  from  exhibitions  were  $4,378,818  for the nine month  period  ended
November 30, 1999 compared to $4,161,538 for the same period of 1998, which represents an increase of $217,280, or 5%. This increase was primarily attributable to differences in the timing of our receipts from exhibitions and the extent of our exhibition activities during the respective fiscal periods.

Merchandise and other revenues for the nine months ended November 30, 1999 were $210,462 compared to $548,225 for the same period of 1998, which represents a decrease of $337,763 or 160%. This decrease was primarily attributed to heightened interest in Titanic products during the nine month period ended
November 30, 1998, at which time occurred the release of the feature film "Titanic." In addition, during this same period, we received revenue from a book published in conjunction with unrelated third parties.

                                RMS TITANIC, INC.


The sale of coal was $25,008 for the nine months ended November 30, 1999 compared to $193,560 for the same period a year ago, which represents a decrease of $168,552 or 674%. This decrease was the result of less emphasis on selling coal on our Internet site and our retail efforts through third parties.

Costs associated with coal sold and merchandise sold remained the same as a percentage of sales and were in line with the dollar volume of sales decreases for the nine month periods ended November 30, 1999 and 1998.

General and administrative expenses were $1,926,309 for the nine month period ended November 30, 1999 as compared to $1,353,680 for the same period of 1998, which represents an increase of $572,629 or 42%. This increase was attributed to increases in exhibition costs, conservation expenses, management compensation, and accounting costs. Exhibition costs increased approximately $160,000 for the nine month period ended November 30, 1999 as compared to the same period the previous year. This increase was primarily attributable to the geographic locations of the exhibits. Conservation expenses associated with the restoration of artifacts increased $80,000 for the corresponding periods of 1999 and 1998. During the nine month period ended November 30, 1999 management compensation increased approximately $340,000 as compared to the same period of 1998.

Depreciation and amortization costs increased $80,908, or 49% from $164,565 for the nine month period ended November 30, 1998 to $245,473 for the same period in 1999. This increase was attributed to an increase in capital expenditures during 1999. Capital expenditures for property and equipment increased by $165,517 for the nine month period ended November 30, 1999.

During the nine months ended November 30, 1998, we incurred $1,845,000 of costs related to vessel and equipment chartering related to our audio-visual licensee's requirements for the Summer of 1998 expedition. During the nine months ended November 30, 1998, we recorded an impairment loss of $150,000 attributable to exhibitry equipment related to our exhibition of Titanic artifacts in Hamburg, Germany based upon the determination that certain items of exhibitry would not be utilized in the planned re-location and presentation of the Hamburg exhibition in Zurich, Switzerland commencing in the middle of November 1998.

Interest income was $65,844 for the nine month period ended November 30, 1999 as compared to $37,792 for the same period of 1998, which represents an increase of $28,052, or 174%. This increase was the result of additional interest earned on our cash reserves. Cash and cash equivalents were $3,641,530 at November 30, 1999 as compared to $998,555 at November 30, 1998.

Net income was $1,313,260 for the nine month period ended November 30, 1999 as compared to $2,938,037 for the prior year period. This represents a decrease of $1,624,777 or 124%, which was primarily attributed to a lack of license fee revenues for the nine months ended November 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $2,921,601 to $3,641,530 at November 30, 1999 from $719,929 at November 30, 1998. At November 30, 1999 we had working capital of $1,653,136, and a current ratio of 1.4, compared to $563,422 in working capital at November 30, 1998, and a current ratio of 1.2. The primary source of cash received during the nine month period ended November 30, 1999 was $2,957,591 generated from operations.

Our capital commitments during our 2000 fiscal year include lease payments for our principal offices, and compensation to our executive officers and general counsel.

In addition, in order to maintain our salvor-in-possession status we must, among other things, maintain a reasonable presence at the Titanic wreck through periodic expeditions. We will be required to incur the costs for future expeditions so as to maintain our salvor-in-possession status. Our ability to

                                RMS TITANIC, INC.


undertake future expeditions may be dependent upon our cash reserves and the availability of financing from the grant of licenses to produce television programming and/or the grant of expedition sponsorship rights, however, there are no assurances that such financing will be available on satisfactory terms.

Our near term operating needs will be financed principally through our exhibition tour agreement with a subsidiary of SFX Entertainment, Inc, pursuant to which we will be paid a minimum of $8.5 million annually for the grant of exhibition rights for an initial one-year period commencing September 14, 1999, subject to options granted to the licensee to extend the term for up to four (4) additional one year periods in consideration of additional minimum annual payments to RMS Titanic, Inc. of $8.5 million.

Substantially all of the our cash flow derives from our operating activities during the nine month period ended November 30, 1999. None of the our cash flow during this period was derived from financing activities, with approximately $36,000 used in investing activities.

The Company's bank has stopped honoring checks and froze all funds on deposit until the dispute among the directors as described in Part II, Item 1, is resolved or otherwise settled. In addition, SFX has notified the Company it will not tender the $2,000,000 due for the last quarter of 1999 until the dispute among current and former directors is resolved or settled. The bank's decision to freeze funds and SFX's decision to defer funding of the $2,000,000 payment is having an adverse effect on the Company's available working capital and short-term liquidity.

YEAR 2000 ISSUES

As of the date hereof, we are not aware of any Year 2000 issues involving our internal software or computer systems.

CURRENCY FLUCTUATIONS

In connection with our business activities outside of the United States, we are exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, our potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the nine month period ended November 30, 1999, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which we transact business. Although our financial arrangements with IFREMER and its exhibition organizers in Germany, Zurich and Japan and other entities have been based in whole or in part upon foreign currencies, we have sought and will continue to seek to base our financial commitments and understandings upon the United States dollar in our material business transactions so as to minimize the adverse potential effect of currency fluctuations.

                                RMS TITANIC, INC.

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 1 - Legal Proceedings
--------------------------

         On December 15, 1999, RMS Titanic, Inc., Arnie Geller and G. Michael Harris commenced an action in the Supreme Court of the State of New York, in and for the County of New York, under Index No. 605625/99 (the "New York Action").

         Contemporaneously with the filing of the summons and complaint, the plaintiffs obtained a temporary restraining order pending a motion brought by plaintiffs for a preliminary injunction to enjoin defendants Allan Carlin, George Tulloch, Kurt Hothorn and Paul Henri Nargeolet from interfering with the business of plaintiff RMS Titanic, Inc. Arnie Geller and G. Michael Harris were two of the six directors prior to November 26, 1999.

         Prior to November 26, 1999, plaintiffs Arnie Geller and G. Michael Harris; Harris and defendant Allan Carlin, George Tulloch, Kurt Hothorn and Paul Henri Nargeolet were all directors of plaintiff RMS Titanic, Inc. The New York Action was commenced with the filing of a summons and complaint on the 15th days of December, 1999.
The plaintiffs in the New York Action complaint had six causes of action:

(a) A cause of action for a permanent injunction enjoining defendants from interfering with the business of plaintiff RMS Titanic, Inc.;

(b) A cause of action for declaratory judgment declaring that plaintiffs Arnie Geller and G. Michael Harris are the sole directors of the corporation pursuant to a majority written consent signed on November 26th, which majority consent was signed either by shareholders or signed as proxies;

(c) A cause of action for declaratory judgment adjudging that a purported warrant or option given by plaintiff RMS Titanic, Inc. to defendant Allan Carlin in 1994 to purchase 500,000 shares of common stock of RMS Titanic, Inc. at an exercise price of $1.25 per share was never legally extended. In investigating the matter, it was discovered that on a computer disk the extension was prepared sometime in June because of the time sequence of the previous documents on the disk and the subsequent documents. It also appears that George Tulloch, a sole director of the corporation, signed a unanimous directors consent in June 1999 and said directors consent was transmitted by George Tulloch in Hawaii to the New York office;

(d) A cause of action for an accounting against defendant Allan Carlin for the monies paid to him for the period commencing January 1, 1996 and thereafter;

(e) A cause of action for a judgment against defendant Allan Carlin directing him to deliver the physical assets to plaintiff RMS Titanic, Inc; and

(f) A cause of action for a judgment against defendant George Tulloch directing him to deliver the physical assets to plaintiff RMS Titanic, Inc.

         Unbeknownst to plaintiffs, defendants on December 13, 1999, commenced an action in the United States District Court for the District of Connecticut by the filing of a summons and complaint (the "Connecticut Action") against Arnie Geller, G. Michael Harris, John A. Joslyn, Westgate Entertainment Corp., William
S. Gasparrini, Jon Thompson, P. David Lucas, Steven P. Sybesma, Joe Marsh, Stanley Thomas, Tag Acquisition, LLC, Michael T. Cronin, Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., John Hill, James Jill, Shirley Hill, Anne Hill, Fairline Limited and Financial Group of Kuwait (the "Connecticut Complaint"). The Connecticut Action was filed under file No. 399CV2401 (Judge Hall). Defendants Geller, Harris, Joslyn, Gasparrini, Thompson, Lucas, Sybesma, Marsh and Thomas signed a Schedule 13D, which was filed with the Securities and

                                RMS TITANIC, INC.


Exchange Commission ("SEC") on November 26, 1999. The other defendants are as follows:

         Michael T. Cronin is a partner in the law firm of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., a Florida law firm located in Clearwater, Florida. The law firm is also a defendant.

         Defendants John Hill, James Hill, Shirley Hill and Anne Hill are members of the Hill family, which gave irrevocable proxies to defendant Arnie Geller.

         Defendants   Fairline  Limited  and  Financial  Group  of  Kuwait  gave defendants a proxy.

         The Connecticut plaintiffs, which are the New York defendants, named RMS Titanic, Inc. as plaintiff in the Connecticut Action.

         The complaint in the Connecticut Action contained eleven causes of action:

(a) The first cause of action alleged a claim under ss.13(d) of the Securities Exchange Act of 1934 and Rule 13(d) promulgated thereunder. See pp.52 - 56 of the complaint. Plaintiff seek legal and equitable relief setting aside the actions taken by defendants and a judgment declaring the Connecticut plaintiffs to be directors and management, and enjoining defendants from voting their shares.

(b) The second cause of action is a claim under ss.14(d) and (f) of the Securities Exchange Act of 1934, as amended, and Rule 14 promulgated thereunder.

(c) The third cause of action seeks a declaratory judgment adjudging that the Connecticut defendants acted without a majority of the outstanding shares because of violation of ss.13(d) and ss.14(a) of the Securities Exchange Act.

(d)  The fourth cause of action is for common law fraud.

(e)  The fifth cause of action is for breach of fiduciary duty.

(f) The sixth cause of action alleges a violation of stipulated judgment dated December 10, 1996 and agreement and stipulation dated March, 1999.

(g) The seventh cause of action is for unlawful entry and detainer under New York law.

(h) The eighth cause of action seeks declaratory relief alleging violations of Florida Corporation Law regarding proxies, consents by shareholders without a meeting and control-share acquisitions.

(i) The ninth cause of action seeks recovery under the Racketeering Influence and Corrupt Organization Act under ("RICO") based on RICO.

(j) The tenth cause of action is a cause of action under RICO under 18 U.S.C.ss.1962(d).

(k) The eleventh cause of action seeks relief under the Connecticut Unfair Trade Practices Act.

         On December 21, 1999, the hearing of the preliminary injunction in the New York Action was heard by Judge Cozier. Judge Cozier stated the New York defendants are the Connecticut plaintiffs who put in answering papers the complaint, together with a copy of the New York defendants' motion in Connecticut for a preliminary injunction returnable January 7, 2000 with an order of expeditious discovery. Judge Cozier said that because they filed the papers two days before the New York Action, and dispute the offices are in New York, Judge Cozier denied the motion and stated that the matter would be heard in Connecticut.

                                RMS TITANIC, INC.


         On January 7, 2000, the evidentiary hearing for the Connecticut plaintiffs' motion for preliminary injunction was commenced. Judge Hall only heard two witnesses and adjourned the matter to Wednesday, January 12, 2000. However, Judge Hall recused as the judge from the case. The reason for such recusal is unknown. Judge Underhill, a member of the Federal Court for the District of Connecticut, was substituted. Judge Underhill referred the case to Magistrate Garfinkel who is attempting to have all parties resolve their differences. The parties are currently in settlement negotiations. The failure to reach a definitive settlement agreement on a timely basis will have a material adverse effect on the Company.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Effective November 26, 1999, through an Action by Written Consent of Stockholders holding the majority of the voting rights for outstanding common stock, George A. Tulloch, Allan H. Carlin, Kurt Hothorn and Paul Henri Nargeolet were removed as directors of the Company leaving Arnie Geller and G. Michael Harris as the remaining two directors. Stockholders holding voting rights for a total of 8,136,630 shares consented. See the Form 8-K, filed on or about December 1, 1999.

         In an attempt to resolve the litigation  matters described in Part II -
Item 1 above, preliminary proxy materials were filed with the SEC on December 29, 1999, relating to a special meeting of shareholders. The purpose of this special meeting of shareholders is to ratify the removal of Mr. Carlin, Mr. Tulloch, Mr. Hothorn and Mr. Nargeolet and to elect Mr. Harris, Mr. Geller and a new nominee as directors. On January 10, 2000, the staff issued a comment letter regarding preliminary proxy materials. The issuer's response to the comment letter and timing of this special meeting is dependent upon the whether the parties are able to enter a definitive and final settlement agreement regarding the Connecticut and New York litigation referred to in Item 1 above.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  None

     (b)  See the Form 8-K filed on or about December 1, 1999.

                                RMS TITANIC, INC.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RMS TITANIC, INC.
                                  (Registrant)



Dated:   January 19, 2000             By: /s/ Arnie Geller
                                      ---------------------------------------
                                      Arnie Geller, Principal Executive Officer