Form 10-K
period 2000-02-29
RMS TITANIC INC
filed 2000-06-13
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                       For the transition period from       to
                                                     -------   ------
                          Commission File No. 000-24452

                                RMS TITANIC, INC.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Florida                      59-2753162
                    -------                      ----------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)

                  401 Corbett Street, Clearwater, Florida 33756
                  ---------------------------------------------
                    (Address of principal executive offices)

     Issuer's telephone number, including area code: (727) 443-1912

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 1, 2000, was: $22,946,716.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 2000, were:

                                                     NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                  16,187,128

DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement to be filed pursuant to Regulation 14A or definitive information statement to be filed pursuant to Regulation 14C.

              SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE
                    SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 that involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved.

ITEM 1.  BUSINESS

         BACKGROUND

On May 4, 1993, RMS Titanic, Inc. acquired all the assets and assumed all the liabilities of Titanic Ventures Limited Partnership ("TVLP"), a Connecticut limited partnership (the "Acquisition"). References to the "Company" in this Report relate to TVLP prior to the Acquisition and the combined entities of TVLP and RMS Titanic, Inc. after the Acquisition.

Pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the vessel RMS Titanic ("Titanic"), the sole and exclusive owner of any items recovered from the Titanic and so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future (the "Order"). The Order was re-affirmed by the Federal District Court for the Eastern District of Virginia in 1996. In March 1999, the United States Court of Appeals for the Fourth Circuit affirmed the Company's status as salvor-in-possession, however, it reversed the portion of the 1996 decision that the Company could exclude other parties from viewing and photographing the Titanic site. The United States Supreme Court declined to review the Company's appeal of this decision.

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the Titanic, which sank in 1912, and lies more than 12,500 feet below the surface of the Atlantic Ocean. This location is approximately 400 miles off the coast of Newfoundland. The Company has obtained oceanic material and scientific data available in various forms that include still and moving photography and artifacts from the wreck site; and is utilizing this data and artifacts for historical verification, scientific education and public awareness. All these activities are directed toward producing income for the company that include touring exhibitions, television programs and the sales of still photographs.

In August 1987, the Company contracted with the Institute of France for the Research and Exploitation of the Sea ("IFREMER"), which is owned by the French Government, to conduct an expedition and dive to the wreck of the Titanic. Using state-of-the-art technology of IFREMER, the world's largest, oceanographic institute, approximately sixty days of research and recovery operations were performed at the Titanic wreck site in 1987 through the use of a manned submersible NAUTILE. Approximately 1,800 objects were recovered during the course of the thirty-two dives in that expedition.

The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovery of historic objects, the Company's 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site.

In June 1993, the Company successfully completed its second expedition to the Titanic wreck site, during which it recovered approximately 800 artifacts and produced approximately 105 hours of videotape footage during the course of fifteen dives. In July 1994, the Company recovered over 1,000 objects and produced approximately 125 hours of videotape footage during its third expedition to the Titanic wreck site, In August 1996, the Company recovered 74 objects and produced approximately 125 hours of videotape footage during its fourth expedition to the Titanic wreck site.

With the Company's cooperation, Discovery Communications, Inc. produced three hours of television programming based upon the Company's activities and scientific studies undertaken during the 1996 expedition. Two hours of this programming, presented in "Titanic: Anatomy of A Disaster," was the highest rated program in the history of The Discovery Channel when it aired in April 1997. In addition to obtaining videotape footage for the television productions, a substantial portion of the 1996 expedition was devoted to the recovery of a section of the Titanic hull, measuring approximately 26 feet by 20 feet and weighing approximately 20 tons, from the debris field surrounding the wreck. Although the Company raised the "Big l Piece" to within approximately 200 feet of the surface of the ocean, efforts to recover it were unsuccessful because of stormy weather conditions and severe ocean turbulence.

In August 1998, the Company recovered 70 objects and produced approximately 350 hours of videotape footage during its fifth expedition to the Titanic wreck site. This expedition, again undertaken in cooperation with Discovery Communications, Inc., produced five hours of television programming about the expedition, including the first-ever live broadcast from the Titanic wreck site and a one hour Dateline NBC special broadcast. Among the highlights of the 1998 expedition was the successful recovery of the Big Piece" and extensive mapping of the Titanic and portions of the wreck site through the capture of thousands of high-resolution color digital photographs.

The Company's 1993, 1994, 1996, and 1998 Titanic expeditions were completed by charter agreements with IFREMER. The objects recovered in the 1993, 1994, 1996 and 1998 expeditions were transported to a privately-owned conservation laboratory in France for restoration and preservation processes in preparation for exhibition, except for the "Big Piece", that is using on-going conservation processes while on exhibit as part of the Company's exhibition of its Titanic artifacts in the United States.


         PLAN OF OPERATIONS

The Titanic continues to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1,500 of the 2,228 lives on board. The depth of this international interest in the Titanic has been continuous since its sinking more than eighty-five years ago. The December 1997 release of the highest grossing motion picture of all time, "Titanic," as well as by a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean attests to the public's continuing fascination in the Titanic. As the only enterprise that has recovered and conserved items from the Titanic, the Company is in a unique position to present exhibitions of Titanic artifacts for viewing by the public. Management intends to continue to present exhibitions throughout the world as demand for these tours is warranted.

Management will also continue to conduct these exhibitions in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

The principal sources of revenues of the Company have been payment guarantees for attendance, ticket sales for admission to exhibitions, merchandising revenues, licensing revenues and sponsorship revenues.

The Company intends to keep the artifacts recovered from the Titanic together as a "collection" and make them available for exhibition to the public. In its charter agreements with IFREMER, the Company has agreed that its collection of artifacts would not be sold by the Company to an individual or private collector. However, if it becomes necessary to protect the interests of the Company, all of the artifacts, as a collection, could be sold to an entity that would make them available for exhibition to the public providing such a sale complied with our agreements with IFREMER. Within these agreements, artifacts are defined as any object that was either a part of the Titanic or a possession of a person on board. Coins, coal, currency, diamonds (non-jewelry), precious metals, and gemstones are not considered artifacts within the IFREMER agreements.

         EXHIBITIONS

The Company has presented exhibitions in association with third parties in cities in the United States, Europe, and Japan. The Company plans to continue to present exhibition tours of Titanic artifacts in cities throughout the world.

Agreement with Subsidiary of SFX Entertainment, Inc.

In March 1999, we entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which we granted SFX an exclusive worldwide license to exhibit our Titanic artifacts for the payment of at least $8.5 million annually. This license agreement has an initial term of one year, commencing September 14, 1999, with SFX having the option to extend the term for up to four additional one-year periods. SFX has paid $6.5 million at the present time with the last payment of $2,000,000 due June 14, 2000. All obligations of Magicworks Entertainment, Inc. under this license agreement have been guaranteed by SFX Entertainment, Inc.

Pursuant to the license agreement, we will receive sixty-five percent of ticket, merchandise and sponsorship revenues, after deduction of mutually agreed upon project expenses. The $8.5 million annual guaranteed minimum payment is credited against our share of revenues from all exhibitions in excess of the project expenses. We have the right to terminate the license agreement effective September 14, 2001, or annually thereafter, if there is a merger or sale of majority control of the Company, or substantially all of its assets.

If we terminate this license agreement, SFX will have the right to continue one major exhibition, containing no more than 200 Titanic artifacts and requires an investment by SFX of more than $2,000,000, until September 14, 2004. We will receive a minimum of $2,250,000 annually as consideration for this license. Upon recoupment of project expenses, we have the right to select and obtain legal title to 65% of the exhibitry built for all the exhibitions during the term of this agreement.

In addition, the license agreement provides that the Company shall receive twenty percent of the profits, if any, from a current Titanic themed exhibition in Orlando, Florida presented by SFX and third parties. An officer of the Company who is a member of the Board of Directors is a related party to this exhibition. This exhibition predated his becoming an officer of the company.

As of this filing date, the Company was in negotiations with SFX for modification of its existing licensing agreement for the next option period. Among the modifications being discussed is a reduction in the minimum annual payment required to be made by SFX and provide the Company with the opportunity for a higher percentage of the net revenues from exhibitions. To facilitate the finalization of a modified agreement, the Company has extended the notification requirements that SFX must provide on its election of the next one year option period.

From a period beginning in 1997 through the present time, exhibitions of objects recovered from the Titanic were presented in association with the Company in the following cities and countries: Norfolk, Virginia from November 1996 until March 1997; Memphis, Tennessee from April 1997 to September 1997; Hamburg, Germany from May 1997 to September 1998; at the Queen Mary in Long Beach, California from May 1997 to March 1999; in St. Petersburg, Florida from November 1997 to May 1998; in Boston, Massachusetts from July 1998 through November 1998; in Zurich, Switzerland from November 1998 through May 1999; in St. Paul, Minnesota from January 1999 through May 1999; a tour of several cities in Japan from July 1998 through July 1999; and in Atlantic City, New Jersey from May 1999 until It concluded in September 1999.


Current Exhibitions

SFX presently has exhibits in Dallas, Texas; Chicago, Illinois; Orlando, Florida and Las Vegas, Nevada.


Prior Exhibitions

         The Company's prior exhibitions of its Titanic artifacts have included the following:

         Prelude Exhibition at the National Maritime Museum

In October 1994, the Company and the National Maritime Museum opened
The Wreck of the Titanic exhibition at the National Maritime Museum. This exhibition, which was presented as a prelude to the Company's planned worldwide exhibition tour, concluded in October 1995. A record-breaking number of people, approximately 720,000, visited the National Maritime Museum during the Prelude Exhibition.

The Wreck of the Titanic exhibition featured the first major presentation of artifacts recovered from the debris field surrounding the Titanic wreck site. Approximately 150 artifacts were exhibited in an area approximating 5,000 square feet. This exhibition, which covered several themes, including the history of the Titanic, searching for and discovering the wreck, the 1987, 1993 and 1994 recovery expeditions, artifact conservation and preservation, and also included a 4-meter model of the bow section of the wreck, a one-third scale model of the Nautile (the high-technology manned submersible used to explore the wreck site and recover artifacts), and previously unseen footage of the wreck site.


         Memphis Exhibition

Following the Prelude Exhibition, in 1996 the Company reached an agreement with the City of Memphis, Tennessee for the presentation of a larger exhibition of Titanic artifacts in Memphis, Tennessee from April 1997 through September 1997. The Memphis exhibition displayed in themed galleries more than 250 artifacts, recovered between 1987 and 1994 by the Company, in an area of approximately 25,000 square feet, including a bronze cherub, the ship's whistles, a steward's jacket, silver dinnerware, fine china, gold coins, jewelry, delicate paper objects such as a stock certificate and personal letters, communications and navigational gear, and a piece of one of Titanic's engines. This exhibition also included an 18-foot scale model of the Titanic, replications of a First Class stateroom, dining rooms, Third Class and crew cabins and recreational areas of the Titanic, the Marconi Room, and a model of the bow of the wreck.

Approximately 635,000 individuals attended the Memphis exhibition during the six-month term of its presentation.

         Hamburg Exhibition

Pursuant to a agreement with Cre-Co Finanz GmbH ("CRE"), a company organized under the laws of Germany, an exhibition of approximately 300 of the Company's Titanic artifacts was held in Speicherstadt, the historic maritime center of Hamburg, Germany, from May 1997 through September 1998. In addition to displaying objects from Titanic and her passengers and crew, the Hamburg exhibition included the first opportunity for the public to view the Titanic bell, compass, telegraph and safe together. The theme of the Hamburg exhibition was an interactive presentation of the technological advances required to accomplish the recovery and conservation of Titanic artifacts, and included replicas of the First Class, Second Class and Third Class cabins, and a model of the bow of the wreck. Approximately 1.1 million people attended this exhibition.

         St. Petersburg Exhibition

The objects exhibited at the Memphis exhibition and associated exhibitry were transported and installed in the Florida International Museum in St. Petersburg, Florida for an exhibition presented from November 1997 to May 1998. Approximately 830,000 people attended this exhibition.

         Queen Mary Exhibition

The Company entered into an agreement with the RMS Foundation, Inc. to exhibit artifacts, expedition equipment, photographs and film footage from the 1996 Titanic expedition aboard the Queen Mary in Long Beach, California from June 1997 through March 1999 in an exhibition entitled "Titanic: The Expedition." Approximately thirty un-restored artifacts recovered during the summer of 1996 expedition (including one of Titanic' whistles, a large silver soup tureen, binoculars in a leather case, and a porthole) and fourteen conserved artifacts from prior expeditions were displayed at the Queen Mary, together with a life-size rendition of the 20 ton section of the Titanic hull that the Company sought to raise from the debris field surrounding the Titanic wreck site during the 1996 Expedition, a two-ton flotation bag used in artifact recovery operations, and a full-size replica of a three-ton light tower that the Company utilized to illuminate portions of the wreck during the Company's 1996 expedition to the Titanic. The theme of this exhibition was the exploration and recovery of objects from the Titanic wreck.

The "Titanic:  The Expedition" was presented in an area of  approximately  6,000 square feet, as compared to the Memphis, Hamburg, and St. Petersburg exhibitions, which occupied between 30,000 square feet to more than 40,000 square feet. The Queen Mary exhibition was substantially the same as the "Titanic: The Expedition " which was presented at the National Maritime Center in Norfolk, Virginia from November 27, 1996 through March 31, 1997. The Queen Mary exhibition closed on March 21, 1999, with approximately 264,000 visitors having attended.

      Boston Exhibition

The Company entered into an agreement with Resource Plus and Event Management International, a division of the World Trade Center Boston, for the presentation of more than 175 artifacts in Boston, Massachusetts from July 1998 through November 1998. This exhibition included the Company's Titanic artifacts presented in the Memphis and St. Petersburg exhibitions. This exhibition closed in November 1998, with attendance of approximately 250,000 visitors. The objects exhibited at the Boston exhibition and associated exhibitry were transported and installed in a venue in St. Paul, Minnesota.

         St. Paul Exhibition

The Company entered into an agreement with Media Rare, Inc. for the presentation of the objects and exhibitry contained in the Company's Boston exhibition for a period of four months commencing in January 1999 and ended in May 1999.

         Atlantic City Exhibition

The Company presented an exhibition of approximately 200 of its Titanic artifacts in Atlantic City at the Tropicana Hotel. This exhibition, which includes the Big Piece recovered during the 1998 Titanic expedition, commenced in May 1999 and concluded in September 1999.

         Japan Exhibition

The Company  entered into an agreement with Titanic Exhibition Japan
Inc. ("TEJI") for the exhibition of approximately 200 Titanic artifacts in seven venues in Japan commencing on July 24, 1998 and ended on August 1, 1999. The Japanese exhibition was presented in the cities of Tokyo, Yokohama, Joetsu, Osaka; Hiroshima, Fukuoka, and Sapporo. Approximately 63,200 people attended this exhibition.


         MERCHANDISING

The merchandising efforts in connection with the Memphis, Hamburg, Queen Mary, and St. Petersburg exhibitions were undertaken by the parties with which the Company presented these exhibitions. The Company did not have responsibility for procurement of any merchandise or the operation of the merchandise shops at the venues.

The Company has entered into an agreement with an unaffiliated third party, Events Merchandise Inc. ("EMI"), to operate and manage retail merchandise operations at the Company's exhibitions in the United States until June 30, 2000. In this agreement, EMI is responsible for all costs associated with the retail operations, including but not limited to build-out, inventory and operational costs and has agreed to pay to the Company and the co-presenters of the exhibition, such as Events Management Inc. with respect to the Boston exhibition, thirty percent of gross revenues from retail sales at the exhibition site. EMI has also agreed to pay us an amount equal to ten percent of its gross revenue received from sales to third parties, and an amount equal to five percent of the suggested retail price bearing the Company's logos or incorporating our proprietary rights, whether sold at exhibitions or through retail outlets, other than the exhibitions. Presently, the Company is negotiating with EMI for a new agreement.

The Company intends to manufacture replicas of selected artifacts or to sell licenses to third parties for replication of artifacts that have been recovered from the Titanic. It is contemplated that the Company will receive a royalty from the sales of the artifact replicas for granting such licenses. No assurances can be given that such licensing arrangements will be successfully consummated, or if consummated, will result in the Company's receipt of significant revenues. The Company also intends to pursue the direct marketing of merchandise through its web site (http://www.rmstitanic.net) and through third parties.

         EXPEDITIONS TO THE TITANIC

With the depth of the Titanic wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the site. In its 1987, 1993, 1994, 1996, and 1998 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts were undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team had the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs., to fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with its 1987, 1993, 1994, 1996, and 1998 expeditions to the wreck site, the Company engaged maritime scientists and other professional experts, to assist in the exploration and recovery efforts. Management intends to engage experts from such fields for its future expeditions to the Titanic, one of which is planned for this summer.

During the Company's 1998 expedition to the Titanic, in addition to recovering the largest artifact to date -- a 26 foot by 20 foot outer section of the hull of Titanic weighing approximately 20 tons, known as the "Big Piece", other objects recovered during this expedition included a port-side gangway door from D-Deck, found on the sea bed with its latch mechanism open; a golden chandelier from one of the ship's first class public rooms; a stateroom coat hook; a light switch control panel from the galley area; a skylight from the first class elevator shaft; a small 60-second hourglass used for navigation; a round dial with spindle and spring mechanism that may be an electronic wall clock from the Marconi radio room. During the 1998 expedition, a new area of the debris field apparently containing large amounts of passenger baggage was discovered, which the Company intends to explore and to focus attention upon in future recovery operations.

Additionally, by using ultra-high resolution digital underwater technology, more than 3,000 individual digital photographs were captured of the Titanic site. These photographs have been compiled and processed utilizing special computerized software into the world's first high-resolution photo-mosaic of the wreck site, including the first-ever composition of the entire mangled stern section as well as portions of the debris field surrounding the wreck.

The Company's ability to conduct expeditions to the Titanic is subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "weather window" for such activities in the North Atlantic. Research and recovery efforts with a manned submersible are presently limited to the availability of the NAUTILE through charter arrangements with IFREMER and MIRI and MIRII using charter arrangements with P.P. Shirshov Institute of Oceanology. To the Company's knowledge, no other submersible with the capability of reaching the depth of the Titanic is presently commercially available or acceptable to the Company for such chartering. The Company could also conduct operations through the use of unmanned, surface-controlled, remote operated vehicles, which may be available for chartering on suitable terms from other sources.

         RESTORATION AND CONSERVATION

Upon recovery from the wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than 85 years, objects have been subjected to the corrosive effects of chlorides present in sea water. The restoration of many of the metal, leather, and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Except for un-restored artifacts that are currently being exhibited, all artifacts recovered from the 1993, 1994, 1996 and 1998 expeditions are either undergoing or have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France.

         SALVAGE RIGHTS

Pursuant to the judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the wreck and wreck site of the Titanic, the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of all items recovered from the Titanic in the future. The Court's judgment includes, without limitation, the contents, cargo, hull, machinery, engine, tackle, apparel and appurtenances of the Titanic, and provides that all potential claimants are barred and precluded from filing claims so long as the Company is salvor-in-possession. No other entity has the right to salvage the Titanic while the Company is salvor-in-possession. To maintain salvor-in-possession status, the Company, among other things must maintain a reasonable presence at the wreck through periodic expeditions and continue salvage efforts and the preservation of artifacts during the period between salvage expeditions.

In February 1996, a third-party instituted a motion in the Federal District Court for the Eastern District of Virginia seeking rescission of the June 7, 1994 order awarding salvor-in-possession status to the Company. By an order dated May 10, 1996, the motion was denied. The court also modified its June 1994 order to require the Company to file more frequent reports about its activities. In August 1996, the Court amended the May 1996 order to include the award to the Company of exclusive rights to photograph the Titanic within the award of salvor-in-possession status, and enjoined third parties from entering the wreck site for purposes of obtaining photography or for other purposes.

An unrelated entity announced the intention of conducting a photographic expedition, known as Operation Titanic, to the Titanic wreck site during August 1998, when the Company intended to conduct its 1998 expedition. The Company commenced legal proceedings and obtained an injunction prohibiting such photographic expedition during August 1998 or at any other time so long as the Company is salvor-in-possession of the wreck and wreck site of the Titanic. Notwithstanding such injunction, the Operation Titanic photographic expedition occurred in September 1998. In March 1999, the District Court's granting of an injunction prohibiting the photographic expedition was reversed by the Fourth Circuit of the United States. The Company appealed the reversal of the District Court's determination to the United States Supreme Court. The Supreme Court declined to review this matter in October 1999. As a result, the Company no longer has exclusive photographic rights to the Titanic.

Future photographic expeditions to the Titanic have been announced by third-parties. In the event that such photographic expeditions are undertaken while the Company is conducting its expedition, safety hazards regarding the deployment of submersibles chartered by the Company while other submersibles are deployed could interfere with the Company conducting its expeditions.

Entities within the United States, United Kingdom, France and Canada are working together to implement an international agreement that could diminish or divest the Company of its salvor-in-possession rights. See Item 3- Legal Proceedings. Management believes that all requirements to maintain its salvor-in-possession status have been satisfied by the Company and will continue to be satisfied in the foreseeable future. Should the Company not maintain its salvor-in-possession status, other entities could conduct salvage operations and recover items from the Titanic wreck site. Management believes that salvage operations by other entities, if successful, would not have a material adverse affect upon the Company's exhibition activities.

The loss of  exclusive  photographic  rights  could have a  materially  adverse
affect  upon  the  Company's   ability  to  generate   revenues  from  ancillary
activities, such as television productions, or passenger cruises accompanying research and recovery expeditions. See Legal Proceeding, Item 3


         MARKETING

         Several organizations in association with which the Company are presenting exhibitions are responsible for undertaking and paying for the marketing and promotion of the exhibitions.


         COMPETITION

The entertainment and exhibition industries are intensely competitive. There can be no assurances given the Company's limited capital resources, that we will be able to compete effectively. Many enterprises with which the Company will be competing have substantially greater resources than the Company. Additionally, following the success of the motion picture "Titanic" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of Titanic or involving memorabilia related to its sinking. Although the Company is the only entity that exhibits artifacts recovered from the wreck site of the Titanic, competition may be encountered from these exhibitions or events for the consumer's interest in Titanic or the Company's Titanic exhibitions. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings and the quality and value of the entertainment experience. The Company will emphasize the unique and distinctive perspective of the Titanic into its exhibits as Titanic's salvor-in-possession and as the only entity that has the right to objects recovered from the Titanic.

The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management believes that its merchandise will compete primarily on the basis of its unique character and quality.


         EMPLOYEES

As of June 1, 2000, the Company had seven employees. The Company is not a party to any collective bargaining agreement.


         ENVIRONMENTAL MATTERS

The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings, or competitive position.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company had its principal executive offices located in New York, New
York which consisted of approximately 3,500 square feet which were leased pursuant to a lease commencing in June 1999. The Company has decided to sublease that space as it decided to relocate its administrative offices to Clearwater, Florida. The market value of other similar rentals at the New York location are higher than the Company's present lease rate.

The Company maintains office space at 401 Corbett Street, Clearwater, Florida. Approximately 2,760 square feet of space houses the Company's administrative and marketing activities. The lease is for a five-year term ending May 30, 2005 with annual lease payments of $36,570.

The Company also maintains a satellite office at Tower Place, 3340 Peachtree Road N.E., Suite 1225, Atlanta, Georgia. Approximately 2,759 square feet of space is used by the Company's president from which he administers his management responsibilities on behalf of the Company. The lease commenced on April 18, 2000 and is for a five year term and requires base lease payments of $64,836 annually.


ITEM 3.  LEGAL PROCEEDINGS

Legal Action by Former Officers and Directors

On November 26, 1999, two of the six members of the Company's Board of Directors, Messrs. Geller and Harris, and others; acting via an action by written consent of the holders of a majority of voting rights of the Company's common stock, in lieu of a meeting; removed Messrs. Tulloch and Carlin as Officers and Directors of the Company and the remaining Directors other than themselves.

Subsequently, the removed Officers and Directors brought an action in the United States District Court for Connecticut against Messrs. Geller and Harris and others seeking to obtain a judicial reversal of their removal from power. Because of the uncertainty as to the individuals who could conduct business on behalf of the Company during the time from November 26, 1999 to the resolution of the dispute, the Company's bank stopped honoring checks and froze all funds on deposit. In addition, a creditor notified the company that it would not tender a $2,000,000 payment otherwise due and payable until the dispute among current and former directors is resolved or settled.

The legal action was resolved on January 21, 2000 with a Settlement Agreement whereby the Company agreed, among other things, to: (a) pay to Messrs. Tulloch and Carlin an aggregate amount of $2,500,000 in three equal installments to be completed within six months of the date of the settlement; (b) allow Messrs. Tulloch and Carlin to submit documented requests for reimbursement of previously un-reimbursed business expenses; (c) review / revise payment information submitted to the Internal Revenue Service with respect to the nature of previously made payments to Mr. Carlin; (d) the authority of Messrs. Tulloch and Carlin to exercise previously issued options to acquire an aggregate of 1,000,000 shares of the Company's common stock and to cause the company to file a Registration Statement with respect to the options and underlying shares of common stock; (e) indemnify the former Officers and Directors who participate in the Settlement Agreement to the full extent of applicable law and to the extent of Officers and Directors Liability under the existing Company policy; and (f) reimburse Messrs. Tulloch and Carlin for the costs of health insurance for a period of 18 months.

Messrs.  Tulloch  and Carlin  agreed,  among  other  things,  to: (a) accept the
$2,500,000 as full monetary payment (with the exception of previously noted un-reimbursed business expenses) for any claims against the Company, Messrs. Geller and Harris and others in connection with this action and amounts otherwise due them in connection with their roles as Officers and Directors of the Company; (b) send appropriate letters to the Company's bank and aforementioned creditor to "unfreeze" corporate funds and to allow operational cash flow to resume; (c) an eighteen month standstill agreement which precludes them from interfering in Company management without the prior approval of the Board of Directors and shareholders; (d) discontinue their efforts to have the Titanic determined to be a monument and to restrict the removal of materials from the Titanic wreck site; (e) return all the Company's property in their possession, including records and files, and provide a complete list of Company Artifacts which are located anywhere in the world; (f) provide, for a three month period, cooperation in effecting a professional management transfer; (g) return all monies held in Mr. Carlin's attorney trust account along with an accounting of such; and (g) discontinue access to the Company's internet site and to sell back to the company, at cost, another web site utilizing the name "Titanic".

At February 29, 2000 accounts payable and accrued liabilities includes a balance of $1,608,000 payable to Messrs. Tulloch and Carlin under the terms of the Settlement Agreement. During the year ended February 29, 2000, $1,672,000 was charged to operations in connection with this Settlement Agreement.

The Company has indemnified all defendants in the legal action brought by the removed Officers and Directors from all legal fees and expenses and other costs associated with the action.

Other Legal Proceedings

The Company was a party to certain litigations that have been resolved during the year ended February 29, 2000 resulting in settlements of $391,000 being charged to operations for such year. The $391,000 consists of cash and 100,000 shares of the Company's common stock.

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the Titanic which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the Titanic. The Agreement, as drafted, does not recognize the existing rights of the Company in the Titanic, that has been re-affirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS Titanic Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts its already owns. The Company is awaiting the response of the United States to its complaint for declaratory judgment. The Company is unable to predict the possible outcome of this matter.

The Company is a named defendant in an action brought by Suarez Corporation Industries ("SCI") in the United States District Court for the Southern District of New York. Between October 1995 and March 1997, the Company and SCI entered into various agreements providing for the exploitation of artifacts and other merchandise and arranging for a cruise and ancillary events including the financing and sharing of the division of contractual defined profits all with respect to the 1996 Research and Recovery Expedition of the Titanic by the Company. SCI has brought various claims against the Company: (a) The first claim is for declaratory judgment claiming that SCI has co-salvor status. (b) The second claim is for breach of contract for which SCI is seeking $8,000,000 because it incurred expenses in preparation of the 1996 expedition and participated in and performed substantial duties at sea on a salvage vessel in furtherance of the 1996 expedition. (c) The third claim is for damages because it was represented that the Company had the financial capacity to fund the 1996 expedition or had contracted with third parties to ensure the salvage operation. SCI alleges it suffered damages to the extent of $8,000,000. (d) The fourth claim is for conversion and alleges that the Company took possession of light towers, having a value of $800,000, owned by SCI. The claim is for sustained damages of $800,000 and punitive damages in the sum of $1,000,000. (e) The fifth claim is for quantum meruit and SCI claims it is entitled to $8,000,000 for the fair value of actions performed by SCI and the Company. (f) The sixth claim is for breach of contract and as a result of such breach, defendant is obligated to pay $8,000,000. (g) The seventh claim is for fraud and SCI claims that it is entitled to $8,000,000. (h) The eighth claim is for an additional conversion which SCI claims it suffered damages in the sum of $8,000,000. The Company is vigorously defending SCI's claims and believes it has meritorious defenses to such claims.



ITEM 4.  SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

During the fourth quarter of this fiscal year ended February 29, 2000,a proxy was submitted to the vote of the Company's security holders.

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

FISCAL PERIOD
                                             COMMON STOCK

                                 HIGH                       LOW
                                 BID                        BID

    2000
1st Quarter                     2.875                       1.375
2nd Quarter                     2.56                        1.72
3rd Quarter                     4.375                       1.66
4th Quarter                     3.8125                      2.4375

    1999
1st Quarter                    2.0625                       .875
2nd Quarter                    1.9375                       .78125
3rd Quarter                    1.6563                       .78125
4th Quarter                    2.75                        1.1875

     (a) HOLDERS. The approximate number of holders of record of the Company's Common Stock as of June 1, 2000 was 693.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception, and intends to re-invest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Effective April 1, 2000, the Company relocated its principal office and place of business from New York to Clearwater, Florida. By virtue of such relocation, legal counsel has advised the Company that it is subject to Section 607.0902 Florida Statutes, the Control Share Statute. Although the application of certain provisions of the Control Share Statute is subject to varying interpretation, the Company believes that those shareholders who own, or have voting power with respect to, shares constituting 20% or more of the Company's outstanding shares of common stock hold "control shares" that are subject to the voting restrictions of the Control Share Statute.

In general, "control shares" have no voting rights. Voting rights may be granted to such shares only pursuant to a resolution adopted by shareholders. Any such resolution must be adopted by a majority of all shares, excluding "control shares". The Board of Directors has no current plans to submit any such resolution to a vote of shareholders.


ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements which have been audited by independent certified public accountants. The financial statements as of February 29, 2000 and February 28, 1999 and for each of the three years in the period ended February 29, 2000 is included elsewhere in this Form 10-K.



YEAR ENDED FEBRUARY 28(29)
                              1996          1997            1998              1999         2000

Statement of Operations Data:

   Revenue                    $  725,000   1,247,000       4,658,000        9,857,000   6,433,000
   Net income (loss)          $ (150,000)    158,000       3,367,000        4,063,000     (21,000)
   Income (loss)
      per share (1)           $     (.01)        .01             .21              .25          -0-

   Weighted average number of
    common shares
    outstanding               15,834,644  16,141,950      16,181,868       16,187,128  16,187,128


FEBRUARY 28(29),             1996           1997          1998          1999          2000

Balance Sheet Data:
   Total Assets             $ 6,060,000   8,005,000   10,079,000    13,910,000     15,372,000
   Long Term Obligations             --          --           --            --             --
Total Liabilities           $  2,195,000  3,942,000    2,642,000     2,410,000      3,569,000
   Shareholders' Equity     $  3,866,000  4,063,000    7,437,000    11,500,000     11,803,000


     The Company has declared no cash dividends.

     Basic  income  (loss) per common  share  ("EPS") is  computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is not presented since there was no dilutive effect of potential common shares or their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2000 AS COMPARED TO YEAR ENDED FEBRUARY 28, 1999

During its fiscal year ended February 29, 2000 (the "2000 fiscal year"), the Company's revenues decreased to $6,433,000 as compared to $9,857,000 in the fiscal year ended February 28, 1999 (the "1999 fiscal year"). This decrease of $3,424,000, or 35%, primarily reflects lower licensing fee income in the 2000 fiscal year. In the 1999 year, licensing fee income benefited from the production and exploitation of audio and visual recordings for the Company's expedition to the Titanic wreck site during the summer of 1998 in the amount of approximately $3.300,000.

Exhibition and merchandising revenue was $6,136,000 in the 2000 fiscal year as compared to $5,460,000 in the 1999 fiscal year for an increase of $676,000, or 12%. This increase in revenues was principally attributable to the presentation of major exhibitions in Atlantic City, St. Paul and Japan, as well as the income received from Magicworks, a subsidiary of SFX for their licensing agreement executed during the year.

The Company's merchandise and other revenues, that included the sale of merchandise, books and royalty payments, decreased to $221,000 from $680,000 in the prior fiscal year. This decrease of $459,000, or 67% is attributed to substantially lower sales in each category for the current fiscal year. The sale of coal recovered from the Titanic was $59,000 in the current fiscal year compared to $222,000 in the prior year. This decrease is attributed to the curtailing of marketing efforts during the recent year as compared to the prior years marketing emphasis.

General and administrative expenses were $6,154,050 for the 2000 fiscal year as compared to $1,733,000 in the 1999 fiscal year. This increase of $4,421,000, or 255%, is attributed to $2,230,000 incurred for the settlement with previous management that was charged to operations including the related legal expenses, additional legal expenses of $272,000 which were primarily the result of the legal matters surrounding the change in management, the settlement of two litigations for $694,000 including legal expenses, a bad debt expense of $250,000, and higher exhibition expenses.

Depreciation and amortization expense during was $303,000 for the 2000 fiscal year as compared to $246,000 in the 1999 fiscal year. This increase of $57,000, or 23%, is attributed to the impact of depreciation charges for a full year as depreciation of certain exhibitry in the prior year was only for a part of the full year.

Expenses for expedition costs were only $11,000 for the 2000 fiscal year as compared to $1,845,000 in the 1999 fiscal year. During the 1999 fiscal year the Company undertook the "Summer of 1998 Expedition". There was not an expedition conducted during the 2000 fiscal year.

Loss from operations was $134,000 for the 2000 fiscal year as compared to income from operations of $5,818,000 in 1999 fiscal year. The decrease in income from operations is attributed to the lower revenue for fiscal year 2000 while the Company incurred higher expenses as detailed above.

During the 2000 fiscal year, the Company earned interest income of $113,000 as compared to $52,000 in the prior year. The Company maintained higher cash balances during the 2000 fiscal year.

Loss before provision for income taxes was $21,000 for the 2000 fiscal year as compared to $5,875,000 in the 1999 fiscal year. The Company had net loss of $21,000 for income of the current fiscal year as compared to net income of $4,063,000 in the prior year. Basic and diluted earnings per common share were $-0- and $0.25 for the 2000 and 1999 fiscal years, respectively. The weighted average common shares outstanding were 16,187,128 for both the 2000 and 1999 fiscal years.


YEAR ENDED FEBRUARY 28, 1999 AS COMPARED TO YEAR ENDED FEBRUARY 28, 1998

During its fiscal year ended February 28, 1999, Company's revenues increased approximately 112% as compared to its fiscal year ended February 28, 1998 (the "1998 fiscal year"), primarily as a result of an increase of approximately 2,947% in the Company's licensing fees during its 1999 fiscal year as compared to its 1998 fiscal year, and an increase of approximately 32% in the Company's exhibition and related merchandise revenues during its 1999 fiscal year as compared to its 1998 fiscal year. These changes were primarily a result of the Company having earned licensing fees of $3,345,000 during the 1999 fiscal year related to the production and exploitation of audio and visual recordings with respect to the Company's expedition to the Titanic wreck site during the summer of 1998 (the "Summer of 1998 Expedition"), and the scope of the Company's exhibition activities during the 1999 fiscal year as compared to the 1998 fiscal year.

Revenue from merchandise, book and other activities increased approximately 178% during the 1999 fiscal year as compared to the 1998 fiscal year. This change resulted primarily from revenue derived during the 1999 fiscal year derived from a book published in conjunction with unrelated third parties and revenue derived from the sale of merchandise through the Company's web site. The Company's revenue from the sale of coal increased approximately 51% during the 1999 fiscal year as compared to the 998 fiscal year, primarily as a result of increases in the amount of coal sold through the Company's web site, in the merchandise shops of the Company's United States exhibitions, and through other direct marketing activities.

The Company's cost of coal sold increased approximately 36% during the 1999 fiscal year as compared to the 1998 fiscal year as a result of an increase in the volume of coal sales during these corresponding periods. General and administrative expenses of the Company increased approximately 47% during the 1999 fiscal as compared to the 1998 fiscal year, primarily as a result of an increase in professional fees and expenses of $150,000 incurred during the 1999 fiscal year related to the reinstallation and transportation of the Hamburg, Germany exhibition to Zurich, Switzerland.

The Company's depreciation and amortization expenses increased approximately 961% during the 1999 fiscal year as compared to the 1998. During the 1999 fiscal year, the Company incurred $1,845,000 of costs related to vessel and equipment chartering related to the Company's audio-visual licensee's requirements for the "Summer of 1998 Expedition", as compared to zero costs attributable to license fees during the 1998 fiscal year. During the 1999 fiscal year, the Company recorded an impairment loss of $150,000 attributable to exhibitry equipment related to the Company's exhibition of Titanic artifacts in Hamburg, Germany based upon the determination that certain items of exhibitry would not be utilized in the planned re-location and presentation of the Hamburg exhibition in Zurich, Switzerland commencing in November 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided by operating activities was $2,381,000 for the year ended February 29, 2000 as compared to $1,344,000 in the prior 1999 fiscal year. This increase in cash provided by operating activities for this fiscal year is primarily attributed to the reduction in accounts receivables of $1,274,000 during the year and an increase of $976,000 in accounts payable and accrued liabilities, despite the lower net income.

For the year ended February 29, 2000, cash used in investing activities was $36,000 for the purchase of property and equipment. There was no cash financing activities during the year ended February 29, 2000.

The Company's net working capital and stockholders' equity were $1,080,000 and $11,803,000 respectively, at February 29, 2000 as compared to $563,000 and $11,500,000 respectively at February 28, 1999. The Company's current ratio was
1.3 at February 29, 2000 as compared to 1.2 at February 28, 1999.

Management plans to continue with the exploration of the Titanic and recover additional artifacts for presentation to the public through exhibitions. An expedition is planned for this summer to recover artifacts for future tours. With this business strategy, management believes it is focusing on the key elements necessary for the Company to be both profitable and successful over the long-term.

Management is currently negotiating a television agreement as well as exploring other media opportunities with third parties. These endeavors, if consummated could provide the Company with additional sources of revenues.

Management expects that it will be able to arrange for the financial resources, including licensing arrangements, to properly execute its strategic plan, although no assurances can be given that it will be successful in such endeavors.

The Company has sufficient working capital to meet its planned needs for the next twelve months without any additional funding. The exhibition tour agreement with a subsidiary of SFX Entertainment, Inc., requires a minimum of $8.5 million annually for the grant of exhibition rights for an initial one-year period commencing September 14, 1999, subject to options granted to the licensee to extend the term for up to four additional one year periods in consideration of additional minimum annual payments to the Company of $8.5 million. As of this filing date, the Company was in negotiations with SFX for modification of its existing licensing agreement for the next option period. A modification being discussed is reducing the minimum annual payment and providing the Company with the opportunity for a higher percentage of the net revenues from future exhibitions. To facilitate the finalization of a modified agreement , the Company has extended the notification requirements that SFX must provide on its election of the next one option year period. Should SFX and the Company not reach further agreement and if SFX should decline to exercise its next one year option then the Company is prepared to conduct exhibitions on its own or with other third parties.


In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company plans to conduct a dive this summer. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from the grant of licenses to produce television programming and/or the grant of expedition sponsorship rights. No assurances can be given that such financing will be available on satisfactory terms.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the fiscal year ended February 29, 2000, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with IFREMER and its exhibition organizers in Germany, Zurich, and Japan and other entities have been based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.


YEAR 2000

To the best of management's knowledge and belief, the Company has not experienced any significant disruption in data processing on financial reporting and operational systems or malfunction in equipment containing microprocessors or significant delays in receiving goods or services from key vendors and service providers or delinquency in the receipt of payments from significant customers for services provided by the Company as a result of the year 2000 issue. Management cannot be sure that some condition relating to the year 2000 exists, but has not been identified.

ITEM 8.  FINANCIAL STATEMENTS
                                                                           Page

Independent Auditor's Report                                                F-1

Balance Sheet at February 28, 1999 and  February 29,2000                    F-2

Statement of Operations for the years ended
     February 28 (29), 1998, 1999 and 2000                                  F-3

Statement of Stockholders' Equity for the years ended
     February 28(29), 1998, 1999 and 2000                                   F-4

Statement of Cash Flows for the years ended
     February 28(29), 1998, 1999 and 2000                                   F-5


Notes to Financial Statements                                        F-6 - F-18




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  MANAGEMENT

OFFICERS AND DIRECTORS

The directors, executive officers and significant employees of the Company are:

Name                   Age                    Position
----                   ---                    --------

Arnie Geller            59   President, Chief Executive Officer, Director

G. Michael Harris       35   Vice President, Chief Operating Officer, Director

Gerald Couture          54   Vice President, Director and
                              Chief Financial Officer

Nick N. Cretan          65   Director


Arnie Geller serves as President and as a director of the Company from his reappointment in November 1999 as an officer of the Company. Previously he served as President from May 1993 to May 1995, and has served as a director of the Company since May 26,1999. Prior to 1993, Mr. Geller had principally been engaged in various executive capacities in the record industry for approximately 27 years. Mr. Geller was a self-employed corporate consultant prior to his recent appointment as President of the Company.

G. Michael Harris serves as Executive Vice President and Chief Operating Officer of the Company since November 1999. Previously he was a promoter and agent of entertainment programs and events, and is the principal of Worldwide Licensing and Merchandising, Inc, a privately-held company involved in the presentation of an exhibition having a Titanic theme in Orlando, Florida with a subsidiary of SFX Entertainment and a third-party. Mr. Harris has served as a director of the Company since May 26, 1999.

Gerald Couture serves as Vice President- Finance, Chief Financial Officer and director of the Company since April 2000. Mr. Couture is a partner and principal, in Couture & Company, Inc., a private corporate financial consulting firm formed in 1973, that specializes in the financial development of high potential technology-driven public and private companies within several diverse industries. Over the last twenty-five years, Mr. Couture has, through his consulting firm, been involved in public offerings, mergers and acquisitions, venture capital investing, crisis management, reorganizations and the financial management a number of growth enterprises. Mr. Couture has a MBA from Temple University, Philadelphia, and a B.S. in Chemical Engineering from the University of Massachusetts.

Nick Cretan serves as a Director of the Company since April 2000. Mr. Cretan has more than thirty years of management experience including his present position as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and as Executive Director of the American Merchant Marine Memorial Foundation. Previously he served as Deputy Director of the San Francisco Marine Exchange and staff assistant at the National Federation of Independent Business.


No family relationship exists between or among any of the members of the board of directors and executive officers of the Company. Except as disclosed above, none of the nominees are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

The Board of Directors held three meetings during the fiscal year ended February 29, 2000, At the present time, the Company has no nominating, executive, audit or compensation committees.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid or accrued to the executive officers of the Company for the fiscal years ended February 28, 1998, February 28, 1999 and February 29, 2000.


                                                                            Long-Term
                                                                            Compensation
                                                                            ------------

Name                                                                                              Common
and                                                                         Other                 Shares
Subject to                          Year                                    Annual                Subject to
Principal                           Ended February                          Compen-               Options
Position                            28th(29th)             Salary           sation                Granted
----------------------              ---------------        ------           -------------         ----------
Former Officers:

George Tulloch(1)
Former President and Chief
Financial Officer                       2000               $210,000             -0-               500,000
                                        1999               $120,000             -0-                   -0-
                                        1998               $120,000             -0-                   -0-

Allan Carlin(1)
Former Secretary and General
Counsel
                                        2000               $220,000             -0-                   -0-
                                        1999               $215,000             -0-               500,000
                                        1998                    -0-             -0-                   -0-

Current Officers:

Arnie Geller(2) (3)
President and Chief
Executive Officer
                                        2000                $79,200             -0-                   -0-
                                        1999                    -0-             -0-                   -0-
                                        1998                    -0-             -0-                   -0-

G. Michael Harris (2)
Vice President and Chief
Operating Officer
                                        2000                $79,200             -0-                   -0-
                                        1999                    -0-             -0-                   -0-
                                        1998                    -0-             -0-                   -0-


Gerald Couture(4)                       2000                    -0-             -0-                   -0-
Vice President Finance                  1999                    -0-             -0-                   -0-
  Chief Financial Officer               1998                    -0-             -0-                   -0-



(1) Messrs Tulloch and Carlin served as directors and officers of the Company until November 26, 1999. See "LEGAL PROCEEDINGS."

(2) Messrs Geller and Harris were elected directors and appointed officers of the Company on November 26, 1999.

(3) In Fiscal Year 2000, the Company paid accrued salary to Mr. Geller of $500,000 for the period May 1993 to May 1995, during which time Mr. Geller served as President.

(4) On April 25, 2000, the Company engaged Mr. Couture as its Chief Financial Officer. The Employment Agreement between the Company and Mr. Couture provides for an annual base salary of $120,000. At Mr. Couture's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Couture has also been granted a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the closing price of the stock on April 24, 2000. The options expire in ten years.


Stock options granted to Mr. Tulloch during the fiscal year ended February 29, 2000 consist of options to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 with an expiration of May 26, 2004.

The above table excludes settlement payments made to Messrs. Tulloch and Carlin. See Legal Proceedings- Legal Action by Former Officers and Directors.

         Option Exercises and Holdings

         No executive officer of the Company exercised any stock options during the fiscal year ended February 29, 2000.

         Compensation of Directors

         The Company does not have any arrangements for compensating directors for services rendered as a director. No compensation has been paid to any individual for services rendered as a director.


ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table enumerates, as of June 1, 2000, the name, address, and ownership, both by numerical holding and percentage of interest, of, each beneficial owner or more than five percent (5%) of the Company's outstanding Common Stock, the directors of the Company, individually, and its directors and executive officers as a group. This table excludes security ownership of Messrs Tulloch, Carlin, Hothorn, and Nargeolet because these individuals are no longer directors of the Company.



                                                                     Amount
Name and Address of                                               Beneficially       Common Stock
Beneficial Owner                                Class                Owned            Percentage
----------------                                -----                -----            ----------

Titanic Ventures Limited Partnership (1)(2)     Common             2,210,184             13.7
204 Old Post Road
Southport, CT 06490

G. Michael Harris (3)(6)                        Common               125,000              0.8
16 Winston Drive
Belleair, FL 34616

Arnie Geller                                    Common             1,450,000              9.0
3340 Peachtree Road, N.E, Suite 1225.
Atlanta, GA 30326

Nick Cretan                                     Common                    --               --
Suite 913
17 Battery Place
New York, NY 10004

Joe Marsh (4)(6)                                Common             1,740,979             10.8
c/o RMS Titanic, Inc.
401 Corbett St
Clearwater, FL 33756

TAG Acquisition, LLC (5)(6)                     Common             1,634,384             10.1
c/o G. Michael Harris
16 Winston Drive
Belleair, FL 34616

Stephen Sybesma (5)(6)                          Common               900,000              5.6
401 Corbett St
Clearwater, FL 33756

Gerald Couture (7)                              Common               432,415              2.7
901 Chestnut Street, Suite A
Clearwater, FL 33767

All Officers and Directors as a Group           Common             3,641,799             22.5
   (4 persons)




(1) George Tulloch, a former director of the Company, is the president and sole shareholder of Oceanic Research and Exploration Limited ("ORE"), a Delaware corporation, which serves as the general partner of Titanic Ventures Limited Partnership ("TVLP").

(2) Represents shares over which TVLP and Mr. Tulloch, as President of ORE, exercise voting control, and excludes 1,052,112 shares that TVLP previously distributed to certain limited partners and 2,602,490 shares that TVLP distributed to its limited partners in May 2000,

(3) Mr. Harris owns 125,000 of his shares in a tenants by the entireties account with his wife.

(4) Mr. Marsh acquired approximately 883,950 shares in open market purchases as reported in his Schedule 13D filed on or about October 21, 1999. Since that date, Mr. Marsh has acquired approximately 827,029 shares in private transactions. In addition, Mr. Marsh has the beneficial ownership rights to 1,534,384 shares of Common Stock acquired by TAG Acquisition, LLC ("TAG") from

William S. Gasparrini, et al when such shares are distributed by TAG. Mr. Marsh is also the holder of a voting proxy for 30,000 shares from J. P. Utsick.

(5) TAG Acquisition, LLC ("TAG") acquired 1,634,384 shares of Common Stock from William S. Gasparrini, et al on November 16, 1999. TAG is managed and owned by Mr. Harris.

(6) On November 16, 1999, TAG acquired a total of 1,634,384 shares of Common Stock from William S. Gasparrini, individually and on behalf of certain affiliated entities, for $3.00 a share. These shares were subject to a voting proxy granted to Jon Thompson, which expired December 25, 1999. Joe Marsh and Steven Sybesma provided the funds for the purchase of these shares by TAG. There is an oral understanding that Mr. Harris will cause TAG to distribute 1,534,384 shares to Mr. Marsh and 100,000 shares to Mr. Sybesma such that all of the Gasparrini shares acquired by TAG will ultimately be owned by Mr. Marsh and Mr. Sybesma.

(7) Mr. Couture has an option to purchase 300,000 shares at a price of $1.625 per share. Additionally, under his Employment Agreement with the Company Mr. Couture has the option to be paid with shares of common stock in lieu of cash compensation. Based upon the closing price of $1.8125 on June 1, 2000, Mr. Couture would have been entitled to receive a maximum of 132,414 shares in lieu of cash compensation had he elected to take his entire basic annual pay in stock on that date.

        Other than as set forth above, the Company is not aware of any other stockholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of Common Stock.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the Company's knowledge based solely upon a review of Forms 3, 4 and 5, and any amendments furnished to the Company during the fiscal year ended February 29, 2000, the Company is unaware of any officer, director or beneficial owner of more than 10% of the Company's Common Stock who failed to file reports required by Section 16 of the Securities Exchange Act of 1934.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended February 29, 2000, the Company entered into an agreement with a subsidiary of SFX Entertainment, Inc., pursuant to which, among other things, the Company licensed to SFX the worldwide rights to exhibit the Company's Titanic artifacts for a minimum of one year, commencing September 14, 1999 (the "License Agreement"). The agreement with SFX provides that the Company shall have the right to receive twenty of the net profits from a Titanic themed exhibition in Orlando, Florida, which SFX is presenting with third parties. G. Michael Harris, a director of the Company, is a principal of one of the third parties involved in such Orlando exhibition. Pursuant to the Company's agreement with SFX, a limited number of the Company's Titanic artifacts were incorporated into this Orlando exhibition..

         The Company loaned George Tulloch, its former President, the sum of $72,367, as evidenced by a promissory note dated January 5, 1999, bearing interest at the rate of 8% per annum and payable in full no later than February 29, 2000. This loan was secured by accruals for past salary owed by the Company to Mr. Tulloch amounting to approximately $700,000 as of February 28, 1999. This loan was discharged within the settlement with Mr. Tulloch as described in Item 3, Legal Proceedings.


         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditor's Report                                              F-1

Balance Sheet at February 28, 1999
     and February 29,2000                                                 F-2

Statement of Operations for the years ended
     February 28(29), 1998, 1999 and 2000                                 F-3

Statement of Stockholders' Equity for the years ended
     February 28(29), 1998, 1999 and 2000                                 F-4

Statement of Cash Flows for the years ended
     February 28(29), 1998, 1999 and 2000                                 F-5


Notes to Financial Statements                                      F-6 - F-18

(b)Reports on Form 8-K

i. Form 8-K filed February 17, 2000 containing settlement agreement with former officers and directors.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RMS TITANIC, INC.

June 13, 2000                               By: /s/ Arnie Geller
                                            -----------------------------------
                                            Arnie Geller, President and Chief
                                            Executive Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Arnie Geller                                     June 13, 2000
-----------------------------
Arnie Geller, President.
Chief Executive Officer, Director

/s/ G. Michael Harris                                June 13, 2000
-----------------------------
G. Michael Harris, Executive
Vice President, Chief Operating Officer
Director

/s/ Gerald Couture                                   June 13, 2000
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Director

/s/ Nick. Cretan                                     June 13, 2000
-----------------------------
Nick. Cretan, Director

                                    EXHIBITS


                                RMS TITANIC, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999


3.1      Articles of Incorporation, as amended.

4.1      First Amendment to By-Laws of the Registrant.

4.2      Amendment to By-Laws adopted January 18, 2000.

9.1 Voting Trust Agreement among Titanic Ventures Limited Partnership, George Tulloch, Allan H. Carlin, Arnie Geller, G. Michael Harris, Kurt Hothorn, Cheryl Hothorn, Westgate Entertainment Corp., Anne A. Hill, Diane Carlin, Shirley A. Hill, James A. Hill, and D. Michael Harris.

10.1     Lease Agreement between the Company and 17 Battery Place North
         Associates.

10.2     Agreement dated April 15, 1996 between the Company and CRE-CO Finanz
         GmbH.

10.3 Pledge Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH

10.4 Bailment Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.(

10.5     1996 Charter Agreement with IFREMER.

10.6     Agreement dated August 8, 1996 between the Company and the City of
         Memphis.

10.7 Agreement dated July 22, 1996 between Discovery Communications, Inc., Ellipse Programme and the Company (omitted and filed separately as confidential information).

10.8     Agreement dated May 23, 1997 between the Company and RMS Foundation,
         Inc.

10.9 Amendment to Agreement dated April 15, 1996 between the Company and CRE-CO Finanz GmbH.


10.10 Agreement between the registrant and Resource Plus and Event Management International None dated April 24, 1998.

10.11 Agreement between the registrant and Titanic Exhibition Japan Inc. dated May 17, 1998.

10.12    Agreement  between the  registrant  and CRE-CO  Finanz  dated April 15,
         1998.

10.13    1998 Charter Agreement with IFREMER.

10.14    1998 Charter Agreement with Oceaneering International, Inc.

10.15 Agreement dated July 15, 1998 between Discovery Communications and the Company.

10.16    1998 Charter Agreement with Aqua Plus.

10.17 1998 Charter Agreement with Les Abeilles International, Travocean and the Company.

10.18 Amendment to Agreement dated August 4, 1998 between the Company and CRE-CO Finanz GmbH.

10.19    Agreement dated September 25, 1998 between the Company and Media Rare,
         Inc..

10.20 Promissory Note dated January 5, 1999 executed by George Tulloch in favor of the registrant.

10.21 Pledge Agreement dated January 5, 1999 between George Tulloch and the registrant.

10.22 Exhibition Tour Agreement dated March 31, 1999 between the Company and Magicworks Entertainment Inc. is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended May 31, 1999.

10.23 Agreement dated April 18, 2000 by and among Whitestar Marine Recover, Ltd. Argosy International, ltd. Graham Jessop and the Company.

10.24 Agreement dated April 18, 2000 by and among the Company, Argosy International, Inc. and Graham Jessop.

10.25    Lease dated March 27, 2000 for offices in Atlanta, Georgia.

10.26 Investor - Public Relations Agreement dated March 27, 2000 between the Company and Roelandt Dominic.

10.27 Employment Agreement dated April 25, 2000 between the Company and Gerald Couture.

10.28 Stock Option Agreement dated April 25, 2000 between the Company and Gerald Couture.

10.29    The Company's 2000 Stock Option Plan.

10.30 Exhibition Agreement dated April 5, 1999 between the Company and Adamar New Jersey, Inc. is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended May 31, 1999.

                               RMS TITANIC, INC.

                              FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000

                                                               RMS TITANIC, INC.


                                                   INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Independent Auditor's Report                                                F-1


Financial Statements:

   Balance Sheet at February 28, 1999 and February 29, 2000                 F-2

   Statement of Operations for the Years Ended February 28, 1998,
    1999 and February 29, 2000                                              F-3

   Statement of Stockholders' Equity for the Years Ended February 28, 1998,
    1999 and February 29, 2000                                              F-4

   Statement of Cash Flows for the Years Ended February 28, 1998,
    1999 and February 29, 2000                                              F-5

   Notes to Financial Statements                                     F-6 - F-18

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying balance sheets of RMS Titanic, Inc. as of February 28, 1999 and February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. as of February 28, 1999 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 26, 2000






                                                                                                     RMS TITANIC, INC.


                                                                                                         BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

                                                                                      February 28,         February 29,
                                                                                             1999                 2000
----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                         $     720,000         $  3,065,000
  Accounts receivable                                                                   1,645,000              371,000
  Prepaid and refundable taxes                                                            429,000            1,163,000
  Prepaid expenses and other current assets                                               179,000               50,000
----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                              2,973,000            4,649,000

Artifacts Recovered, at cost                                                            9,181,000            9,175,000

Deferred Income Tax Asset                                                                 509,000              634,000

Property and Equipment, net of accumulated depreciation
 of $319,000 and $622,000, respectively                                                 1,208,000              866,000

Other Assets                                                                               39,000               48,000

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $13,910,000          $15,372,000
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                           $  1,910,000         $  2,886,000
  Deferred income tax liability                                                                 -               79,000
  Deferred revenue                                                                        500,000              604,000

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         2,410,000            3,569,000
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 shares                                                 2,000                2,000
  Additional paid-in capital                                                           13,916,000           14,240,000
  Accumulated deficit                                                                  (2,418,000)          (2,439,000)
----------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                             11,500,000           11,803,000
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                      $13,910,000          $15,372,000
======================================================================================================================


                                               See Notes to Financial Statements



                                                                                                          STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              February 28,             February 29,
Year ended                                                                               1998               1999              2000
----------------------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related merchandise sales                                      $  4,152,000       $  5,460,000       $ 6,136,000
  Licensing fees                                                                      115,000          3,495,000            17,000
  Merchandise and other                                                               244,000            680,000           221,000
  Sale of coal                                                                        147,000            222,000            59,000
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                       4,658,000          9,857,000         6,433,000
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative                                                        1,176,000          1,733,000         6,154,000
  Depreciation and amortization                                                        23,000            246,000           303,000
  Expedition costs attributable to licensing fees                                           -          1,845,000            11,000
  Cost of merchandise sold                                                                  -             46,000            18,000
  Cost of coal sold                                                                    14,000             19,000             6,000
  Impairment loss on exhibitry equipment                                                    -            150,000            75,000
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                      1,213,000          4,039,000         6,567,000
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                       3,445,000          5,818,000          (134,000)

Other income (expense):
  Interest income                                                                      11,000             52,000           113,000
  Interest expense and financing costs                                                 (6,000)                 -                 -
  Other income                                                                         67,000              5,000                 -
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                                     3,517,000          5,875,000           (21,000)

Provision for income taxes                                                            150,000          1,812,000               -0-
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $   3,367,000      $   4,063,000   $       (21,000)
==================================================================================================================================
Earnings per common share, basic and diluted                                    $         .21      $         .25   $             -
==================================================================================================================================

Weighted-average number of common shares outstanding                               16,181,868         16,187,128        16,187,128
==================================================================================================================================


                                               See Notes to Financial Statements


                                                                                                                  RMS TITANIC, INC.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 STATEMENT OF STOCKHOLDERS' EQUITY

Years ended February 28, 1998, 1999 and February 29, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                     Common Stock                Additional
                                                Number of                          Paid-in          Accumulated        Stockholders'
                                                  Shares          Amount           Capital            Deficit             Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of March 1, 1997                    16,177,128        $2,000         $13,910,000         $(9,848,000)       $  4,064,000

Issuance of common stock                           10,000             -               6,000                  -                6,000

Net income                                              -             -                   -           3,367,000           3,367,000
------------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 1998                16,187,128         2,000          13,916,000          (6,481,000)          7,437,000

Net income                                              -             -                   -           4,063,000           4,063,000
------------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 1999                16,187,128         2,000          13,916,000          (2,418,000)         11,500,000

Issuance of compensatory stock options                  -             -             133,000                   -             133,000

Common stock to be issued in settlement of
 litigation                                             -             -             191,000                   -             191,000

Net loss                                                -             -                   -             (21,000)            (21,000)

------------------------------------------------------------------------------------------------------------------------------------
Balance as of February 29, 2000                16,187,128        $2,000         $14,240,000         $(2,439,000)        $11,803,000
====================================================================================================================================

                                               See Notes to Financial Statements



                                                                                                                  RMS TITANIC, INC.

                                                                                                           STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             February 28,              February 29,
Year ended                                                                              1998               1999                2000
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                              $ 3,367,000        $ 4,063,000        $    (21,000)
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments  to  reconcile  net  income (loss) to net
   cash  provided  by  operating activities:
    Depreciation and amortization                                                     23,000            246,000             303,000
    Impairment loss on exhibitry equipment                                                 -            150,000              75,000
    Rights granted in satisfaction of accrued liability                              (60,000)                 -                   -
    Amortization of deferred revenue                                              (1,465,000)           (15,000)            104,000
    Noncash settlements                                                             (559,000)                 -             191,000
    Noncash exhibition revenue                                                             -           (750,000)                  -
    Issuance of compensatory stock options                                                 -                  -             133,000
    Net deferred income tax benefit                                                        -           (509,000)            (46,000)
    Other                                                                            (69,000)           (57,000)             (3,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                    (606,000)        (1,005,000)          1,274,000
      (Increase) decrease in prepaid and refundable taxes                             42,000           (383,000)           (734,000)
      Decrease (increase) in prepaid expenses and other current assets                 5,000           (179,000)            129,000
      Increase (decrease) in income taxes payable                                    144,000           (144,000)                  -
      Increase in deferred revenue                                                   805,000            500,000                   -
      Increase (decrease) in accounts payable and accrued liabilities               (595,000)          (573,000)            976,000
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                         (2,335,000)        (2,719,000)          2,402,000
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                  1,032,000          1,344,000           2,381,000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                                                  -         (1,500,000)                  -
  Purchases of property and equipment                                                 (9,000)          (124,000)            (36,000)
------------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                             (9,000)        (1,624,000)            (36,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activity - repayment of notes payable                     (129,000)                 -                   -
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 894,000           (280,000)          2,345,000

Cash and cash equivalents at beginning of year                                       106,000          1,000,000             720,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $ 1,000,000       $    720,000          $3,065,000
====================================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                  $        6,000        $ 2,355,000          $1,207,000
====================================================================================================================================

Supplemental schedule of noncash financing and
 investing activities:
  Property and equipment acquired in settlement of certain
   exhibition obligations                                                      $     559,000       $    750,000         $     - 0 -
====================================================================================================================================
  Noncash purchases of property and equipment                                  $      88,000       $     77,000         $     - 0 -
====================================================================================================================================
  Issuance of compensatory stock options                                       $       - 0 -       $      - 0 -         $   133,000
====================================================================================================================================
  Common stock to be issued in settlement litigation                           $       - 0 -       $      - 0 -         $   191,000
====================================================================================================================================

                                               See Notes to Financial Statements

                                                              RMS  TITANIC, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     RMS Titanic, Inc. initially conducted business as Titanic Ventures Limited Partnership ("TVLP"). In 1993, RMS Titanic, Inc. acquired all of TVLP's assets and assumed all of TVLP's liabilities. The transaction was accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. RMS Titanic, Inc. and TVLP are referred to as the "Company" as the context dictates.

     The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the RMS Titanic (the "Titanic"); obtaining oceanic material and scientific data available therefrom in various forms, including still and moving photography and artifacts ("Artifacts") from the wreck site; and utilizing such data and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and Titanic-related products.

     The Company was declared salvor-in-possession of the Titanic, the sole and exclusive owner of any items recovered from the Titanic and, so long as the Company is salvor-in-possession, the sole and exclusive owner of items recovered from the Titanic in the future, pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia.

     Since August 1987, the Company has completed five expeditions and dives to the wreck of the Titanic and has recovered over 3,700 artifacts, a section of the Titanic's hull and coal used on the Titanic.

     Prior to May 31, 1997, the Company was in the development stage.

     Artifacts recovered from the Titanic are carried at the lower of cost of recovery or net realizable value ("NRV"). The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations. Costs associated with the care, management and preservation of recovered Artifacts are expensed as incurred.  A majority  of the  Artifacts  are  located  outside  the United
     States.

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

     Under an agreement with the Institute of France for the Research and Exploitation of the Sea ("IFREMER"), which served as the general contractor for certain of the salvage operations, the Company is restricted from selling certain Artifacts except to an entity that will make them available for exhibition to the public, as defined.

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                                                              RMS  TITANIC, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to the Company's expeditions is recognized at the time that the expedition and dive take place.

     Revenue from the licensing of still photographs is recognized at the time the rights are granted to the licensee.

     Revenue from exhibitions is recorded in the period that the exhibition takes place. The amount recorded represents the Company's share of the net revenue from the exhibition.

     Revenue from the granting of sponsorship rights related to the Company's expeditions and dives is recognized at the completion of the expedition.

     Revenue sharing from the sale of Titanic-related products by third parties is recognized when the item is sold.

     Coal recovered from the Titanic is being offered for sale by the Company. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

     Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Depreciation of property and equipment is provided for by the straight-line method over the estimated lives of the related assets.

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Procedures Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants and other, is not presented for the years ended February 28, 1998, 1999 and February 29, 2000 since there was no dilutive effect of potential common shares or their inclusion would be anti-dilutive.

     The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

                                                              RMS  TITANIC, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

2. CORPORATE GOVERNANCE, DIRECTORS, OFFICERS AND OTHER MATTERS:

     On November 26, 1999, two of the six members of the Company's board of directors, Messrs. Geller and Harris, and others, acting via an action by written consent of the holders of a majority of voting rights of the Company's common stock, in lieu of a meeting, removed Messrs. Tulloch and Carlin as officers and directors of the Company and the remaining directors other than themselves.

     Subsequently, the removed officers and directors brought an action in the United States District Court for Connecticut against Messrs. Geller and Harris and others seeking to obtain a judicial reversal of their removal from office. Because of the uncertainty as to the individuals who could conduct business on behalf of the Company during the time from November 26, 1999 to the resolution of the dispute, the Company's bank stopped honoring checks and froze all funds on deposit. In addition, a creditor notified the Company that it would not tender a $2,000,000 payment otherwise due and payable until the dispute among current and former directors is resolved or settled.

     The legal action was resolved on or about January 21, 2000 with a Settlement Agreement whereby the Company agreed, among other things, to:
     (a) pay to Messrs. Tulloch and Carlin an aggregate amount of $2,500,000 in three equal installments to be completed within six months of the date of the settlement; (b) allow Messrs. Tulloch and Carlin to submit documented requests for reimbursement of previously unreimbursed business expenses;
     (c) review/revise payment information submitted to the Internal Revenue Service with respect to the nature of payments previously made to Mr.
     Carlin; (d) the authority of Messrs. Tulloch and Carlin to exercise previously issued options to acquire an aggregate of 1,000,000 shares of the Company's common stock and to cause the Company to file a Registration Statement with respect to the options and underlying shares of common stock; (e) indemnify the former officers and directors who participate in the Settlement Agreement to the full extent of applicable law and to the extent of officers' and directors' liability under the existing Company policy; and (f) reimburse Messrs. Tulloch and Carlin for the costs of health insurance for a period of 18 months.

                                                              RMS  TITANIC, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Messrs. Tulloch and Carlin agreed, among other things, to: (a) accept the $2,500,000 as full monetary payment (with the exception of previously noted unreimbursed business expenses) for any claims against the Company, Messrs. Geller and Harris and others in connection with this action and amounts otherwise due them in connection with their roles as officers and directors of the Company; (b) send appropriate letters to the Company's bank and aforementioned creditor to "unfreeze" corporate funds and to allow operational cash flow to resume; (c) an 18 month standstill agreement which precludes them from interfering in Company management without the prior approval of the board of directors and shareholders; (d) discontinue their efforts to have the Titanic determined to be a monument and to restrict the removal of materials from the Titanic wreck site; (e) return all the Company's property in their possession, including records and files, and provide a complete list of Company Artifacts which are located anywhere in the world; (f) provide, for a three-month period, cooperation in effecting a professional management transfer; (g) return all monies held in Mr. Carlin's attorney trust account along with an accounting of such; and (g) discontinue access to the Company's internet site and to sell back to the Company, at cost, another web site utilizing the name "Titanic".

     At February 29, 2000, accounts payable and accrued liabilities include a balance of $1,608,000 payable to Messrs. Tulloch and Carlin under the terms of the Settlement Agreement. During the year ended February 29, 2000, $1,672,000 was charged to operations in connection with this Settlement Agreement.

     The Company has indemnified all defendants in the legal action brought by the removed officers and directors from all legal fees and expenses and other costs associated with the action.

     The Company has not properly filed fully executed Form 10-Ks for each of the years ended February 28, 1997 and 1998. As a result of the Company's principal accounting officer and a majority of the board of directors declining to execute the Company's Form 10-K for the year ended February 28, 1997, the Company filed, as an exhibit to its Form 8-K, the form of Form 10-K that had been approved for filing by Mr. Tulloch, the Company's principal executive officer and a director. It is believed that the Company's principal accounting officer and certain of its directors refused to execute the Form 10-K because they were uncertain as to whether the Form 10-K reflected all necessary disclosures or contained disclosures that were materially inaccurate or misleading or otherwise inappropriate. Similarly, for the year ended February 28, 1998, the Company filed, as an exhibit to its Form 8-K, the form of Form 10-K that had been approved for filing by Mr. Tulloch. It is the intention of the current board of directors and management to ascertain the effect of these actions and to take appropriate steps.

3. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:


                                             February 28,         February 29,       Estimated
                                                 1999                2000           Useful Life
-------------------------------------------------------------------------------------------------

     Exhibitry equipment                     $1,436,000          $1,385,000           5 years
     Office equipment                            46,000              58,000           5 years
     Furniture and fixtures                      45,000              45,000           5 years
-------------------------------------------------------------------------------------------------
                                              1,527,000           1,488,000
     Less accumulated depreciation              319,000             622,000
-------------------------------------------------------------------------------------------------

                                             $1,208,000         $   866,000
=================================================================================================

                                                             RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


     Accounts payable and accrued liabilities consist of the following:

                                               February 28,         February 29,
                                                   1999                2000
                          ------------------------------------------------------
     Accrued compensation                        $1,196,000         $      -
     Accrued amounts under Settlement Agreement           -        1,608,000
     Amounts payable for professional and
      consulting fees                               366,000          694,000
     Other miscellaneous liabilities                348,000          584,000
--------------------------------------------------------------------------------
                                                 $1,910,000       $2,886,000
================================================================================


5. INCOME TAXES:

     The provision for income taxes consists of the following components:

                     February 28,            February 28,          February 29,
     Year ended          1998                   1999                  2000
-------------------------------------------------------------------------------

     Current:
      Federal          $  76,000             $1,761,000            $       -
      State and local     74,000                560,000               46,000
--------------------------------------------------------------------------------
                         150,000              2,321,000               46,000
--------------------------------------------------------------------------------
     Deferred:
      Federal                  -               (386,000)             (86,000)
      State and local          -               (123,000)              40,000
--------------------------------------------------------------------------------
                               -               (509,000)             (46,000)
--------------------------------------------------------------------------------
                        $150,000             $1,812,000            $     -0-
================================================================================


     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:


                                               February 28,         February 28,      February 29,
     Year ended                                    1998                1999              2000
----------------------------------------------------------------------------------------------------

     Statutory federal income tax rate             34.0  %              34.0 %          (34.0) %
     Effect of federal graduated tax rates
      and federal tax over accrual                    -                    -            (293.6)
     State income taxes, net of federal
      benefit                                       2.1                  9.5             327.6
     Use of net operating loss
      carryforwards                               (31.6)                 -                -
     Valuation allowance of temporary
      differences                                   -                   (8.7)             -
     Foreign tax credits                            -                   (2.0)             -
     Other, net                                     (.2)                (2.0)             -

----------------------------------------------------------------------------------------------------
           Effective income tax rate                4.3 %               30.8 %           -0- %
====================================================================================================


                                                             RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The  deferred  income  tax asset  consists  of the
following:

                                          February 28,             February 29,
                                              1999                    2000
--------------------------------------------------------------------------------

Deferred tax asset - expenses not currently
 deductible                                  $509,000                $634,000
Deferred tax liability - depreciation               -                 (79,000)

--------------------------------------------------------------------------------
    Net deferred tax asset                   $509,000                $555,000
================================================================================


     A valuation allowance of 100% of the deferred income tax asset had been provided at February 28, 1998 due to the uncertainty of future realization of net operating loss carryforwards. During the year ended February 28, 1999, the entire valuation allowance was reversed due to the increased earnings of the Company. Based on management's assessment, it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings.


6. STOCKHOLDERS' EQUITY:

     Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. As of February 29, 2000, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There are 5,556 warrants outstanding as of February 29, 2000.

     During the year ended February 28, 1998, the Company issued 10,000 shares of common stock to a third party as settlement of certain litigation.

     At February 29, 2000, 100,000 shares of common stock have been recorded as issuable in connection with the settlement of a claim by a third party.

                                                            RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. STOCK OPTIONS:     Transactions relating to stock options are as follows:

                                                         Weighted-
                                   Number of              Average
                                  Shares and             Exercise
                                   Options                Price
                                  Exercisable            per Share
--------------------------------------------------------------------------------

    Balance at March 1, 1997         580,000                $1.47
    Granted                          250,000                $1.00
--------------------------------------------------------------------------------
      Balance at February 28, 1998   830,000                $1.33

    Canceled                        (500,000)               $1.25
    Granted                          500,000                $1.25
--------------------------------------------------------------------------------
      Balance at February 28, 1999   830,000                $1.33

    Expired                         (330,000)               $1.46
    Granted                          500,000                $2.00
--------------------------------------------------------------------------------
      Balance at February 29, 2000 1,000,000                $1.63
================================================================================


     In January 1999, the Company extended the expiration date from April 6, 1999 to April 6, 2004 of an immediately exercisable option to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share. For financial reporting purposes, this has been treated as a new option grant and the cancellation of an existing option.

     In July 1999, the Company granted to its president options to purchase 500,000 shares of common stock. The options are exercisable at $2.00 per share through May 26, 2004. Compensation expense of $133,000 was charged to operations in connection with these options.

     The  following  table  summarizes  the  information   about  stock  options
     outstanding at February 29, 2000:

                                        Options Outstanding and Exercisable
                                        -----------------------------------
                                              Weighted-
                                               Average           Weighted-
                                              Remaining           Average
     Range of             Number             Contractual         Exercise
     Exercise Price     Outstanding         Life (Years)           Price
--------------------------------------------------------------------------------

        $1.25             500,000               4.10                $1.25

        $2.00             500,000               4.24                $2.00
--------------------------------------------------------------------------------

   $1.25 - $2.00        1,000,000                                   $1.63
================================================================================

                                                            RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per common share for the years ended February 28, 1999 and 2000 would approximate the pro forma amounts shown in the table below.

                             February 28,        February 28,       February 29,
Year ended                      1998               1999                2000
--------------------------------------------------------------------------------
Reported net income (loss)   $3,367,000          $4,063,000       $     (21,000)
================================================================================
Pro forma net income (loss)  $3,367,000          $4,018,000         $(1,261,000)
================================================================================
Reported net income (loss)
 per common share            $      .21          $      .25       $       - 0 -
================================================================================
Pro forma net income (loss)
 per common share            $      .21          $      .25       $        (.08)
================================================================================

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                             February 28,        February 28,       February 29,
Year ended                      1998               1999                2000
--------------------------------------------------------------------------------
Expected life of options       2 years             5 years            5 years
================================================================================
Risk-free interest rate           6.45%              4.60%              5.75%
================================================================================
Expected volatility of RMS
 Titanic, Inc.                   117.5%             113.3%             113.0%
================================================================================
Expected dividend yield on
 RMS Titanic, Inc.              $ - 0 -            $ - 0 -            $ - 0 -
================================================================================

     The weighted-average fair value of options granted during the years is as follows:

                             February 28,        February 28,       February 29,
Year ended                      1998               1999                2000
--------------------------------------------------------------------------------

Fair value of each
 option granted             $     .245          $        .90         $     1.87

Total number of
 options granted               250,000               500,000            500,000
--------------------------------------------------------------------------------
  Total fair value of all
  options granted           $   61,250          $    450,000         $  937,500
================================================================================

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


8. LITIGATION:

     The Company was a party to certain litigations that have been resolved during the year ended February 29, 2000 resulting in settlements of $391,000 being charged to operations for such year. The $391,000 consists of cash and 100,000 shares of the Company's common stock that are issuable as of February 29, 2000.

     The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the Titanic which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the Titanic. The Agreement, as drafted, does not recognize the existing rights of the Company in the Titanic that have been reaffirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit and provides that the Agreement enters into force when any two of the party states sign it. The United States Department of Justice has represented that, the United States believed it had complied with the RMS Titanic Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. The Company is awaiting the response of the United States to its complaint for declaratory judgment. The Company is unable to predict the outcome of this matter.

     The Company is a named defendant in an action brought by Suarez Corporation Industries ("SCI") in the United States District Court for the Southern District of New York. Between October 1995 and March 1997, the Company and SCI entered into various agreements providing for the exploitation of artifacts and other merchandise and arranging for a cruise and ancillary events, including the financing and sharing of the division of contractual defined profits, all with respect to the 1996 research and recovery expedition of the Titanic by the Company. SCI has brought various claims against the Company: (a) The first claim is for declaratory judgment claiming that SCI is a co-salvor status. (b) The second claim is for breach of contract for which SCI is seeking $8,000,000 because it incurred expenses in preparation of the 1996 expedition and participated in and performed substantial duties at sea on a salvage vessel in furtherance of the 1996 expedition. (c) The third claim is for damages because it was

                                                            RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     represented that the Company had the financial capacity to fund the 1996 expedition or had contracted with third parties to ensure the salvage operation. SCI alleges it suffered damages to the extent of $8,000,000. (d) The fourth claim is for conversion and alleges that the Company took possession of light towers, having a value of $800,000, owned by SCI. The claim is for sustained damages of $800,000 and punitive damages in the sum of $1,000,000. (e) The fifth claim is for quantum meruit and SCI claims it is entitled to $8,000,000 for the fair value of actions performed by SCI and the Company. (f) The sixth claim is for breach of contract and as a result of such breach, defendant is obligated to pay $8,000,000. (g) The seventh claim is for fraud and SCI claims that it is entitled to $8,000,000. (h) The eighth claim is for an additional conversion which SCI claims it suffered damages in the sum of $8,000,000. The Company is vigorously defending SCI's claims and believes it has meritorious defenses to such claims.

     The Company is involved in various claims and other legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.


9. COMMITMENTS AND CONTINGENCIES:

          Compensation amounting to $120,000 was charged to operations during each of the years ended February 28, 1998 and 1999, pursuant to certain employment-related arrangements with the former chairman of the board of directors and $430,000 for the year ended February 29, 2000 for that former chairman of the board of directors and a former director. Additionally, accounts payable and accrued liabilities include amounts payable to these individuals in the aggregate amount of $1,196,000 at February 28, 1999 in connection with these arrangements.

          The Company has noncancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs.

          Subsequent to February 29, 2000, the Company entered into another noncancelable operating lease for office space and vacated one of its previously used offices.

          Future minimum lease payments for leases in effect as of February 29, 2000 and entered into subsequent to that date are as follows:

          Year ending February 28(29),

                   2001                                         $170,000
                   2002                                          187,000
                   2003                                          187,000
                   2004                                          187,000
                   2005                                          137,000
                Thereafter                                        18,000
------------------------------------------------------------------------
                                                                $886,000
========================================================================

                                                           RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Rent expense charged to operations amounted to $75,000, $88,000 and $84,000 for the years ended February 28, 1998, 1999 and February 29, 2000, respectively.


10. OTHER RELATED PARTY TRANSACTIONS:

     A limited partner of TVLP, Taurus International ("Taurus"), has provided services to TVLP as an agent of TVLP in France. These services have included securing legal representation, insurance coverage, storage facilities and other relationships required to maintain the Artifacts while preservation work has been performed in France by Electricite de France. During the year ended February 28, 1998, $38,000 of accounts payable to Taurus was forgiven and is included in other income in the Company's statement of income for that year.


     Included in prepaid expenses and other current assets at February 28, 1999 were loans to the Company's president in the aggregate amount of $73,000. Such amount was discharged as a result of the Settlement Agreement discussed in Note 2.

     Included in accounts payable and accrued liabilities at February 28, 1999 and February 29, 2000 is $45,000 and $25,000, respectively, due to certain partners of TVLP.

11. EXHIBITIONS:

     During the three-year period ended February 29, 2000, the Company has presented through licensing arrangements, the following exhibitions of Titanic's Artifacts and other Titanic memorabilia.

     Location                             Dates
     --------                             -----
     Norfolk, Virginia                    November 1996 - March 1997
     United States

     Memphis, Tennessee                   April 1997 - September 1997
     United States

     Hamburg, Germany                     May 1997 - September 1998

     St. Petersburg, Florida              November 1997 - May 1998
     United States

     Long Beach, California               May 1997 - March 1999
     United States

     Boston, Massachusetts                July 1998 - November 1998
     United States

     Japan (various cities)               July 1998 - July 1999

     Zurich, Switzerland                  November 1998 - May 1999

     St. Paul, Minnesota                  January 1999 - May 1999
     United States

     Atlantic City, New Jersey            May 1999 - September 1999
     United States

                                                           RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Included in exhibition revenue for the year ended February 28, 1998 is an amount attributable to the transfer of ownership to the Company of certain exhibitry equipment aggregating $559,000 in satisfaction of amounts due the Company for its share of exhibition revenue earned.

     During the year ended February 28, 1999, the Company received ownership interest in certain exhibitry and equipment aggregating $750,000 in satisfaction of exhibition fees due to the Company.

     In March 1999, the Company entered into an agreement pursuant to which the Company granted the licensee an exclusive worldwide license to exhibit the Company's Titanic Artifacts in consideration of the payment to the Company of a minimum of $8,500,000 annually. The license agreement has an initial term of one year, commencing September 14, 1999, with the licensee having the option to extend the term for up to four additional one-year periods. The Company has the right to terminate the license agreement effective as of September 14, 2001, or annually thereafter, upon the occurrence of certain conditions, including the merger or sale of majority control of the Company or substantially all of its assets. If the Company terminates the license agreement, the licensee will have the right to continue one major exhibition, containing no more than 200 of the Company's Titanic Artifacts and involving an investment by the licensee in excess of $2,000,000, until no later than September 14, 2004 in consideration of the payment to the Company of a minimum of $2,250,000 annually. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, certain of the exhibitry built for the exhibitions presented during the term of the agreement. In addition, the license agreement provides that the Company shall receive a portion of the profits, if any, from a current Titanic-themed exhibition in Orlando, Florida, presented by the licensee and third parties. An officer and member of the board of directors is a related party to this exhibition.

12.   SUBSEQUENT EVENTS:


     Subsequent to February 29, 2000, the Company entered into a charter agreement to conduct an expedition to the wreck of the Titanic during the "open weather window" of the year 2000.

     Subsequent to February 29, 2000, the Company, through a newly formed wholly owned foreign subsidiary, entered into an agreement for the services of an individual to January 3, 2003 for an annual compensation of $125,000. The Company granted to the individual options, expiring March 31, 2003, to acquire: (a) 83,333 shares of the Company's common stock at an exercise price of $3.00 per share; (b) 83,333 shares of the Company's common stock at an exercise price of $4.00 per share; and (c) 83,334 shares of the Company's common stock at an exercise price of $5.00 per share.

     In April 2000, the Company acquired certain intangible assets in exchange for 600,000 newly issued shares of its common stock valued at $1,069,000.

                                                           RMS  TITANIC, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     In April 2000 the Company adopted an incentive stock option plan (the "Plan") under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors or consultants. The exercise price will be based on the fair market value of such shares as determined by the Board of Directors at the date of the grant of such options.

     In April 2000, the Company entered into an employment agreement with an officer/director which provides for an annual base salary of $120,000. At the individual's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. A stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the market value of the stock at the time of grant, was also issued to the officer/director under the Plan. The options expire in 10 years.