Form 10-Q
period 2000-05-31
RMS TITANIC INC
filed 2000-07-17
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

Commission file number:  000-24452

                                RMS TITANIC, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2753162
           -------                                        ----------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

401 Corbett Street, Clearwater, Florida                  33756
---------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (727) 443-1912


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         The number of shares outstanding of the registrant's common stock on July 10, 2000 was 16,887,128.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                 10





                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 29, 2000.




                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 29,
                                                                            2000                 2000
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $  2,615,000         $  3,065,000
  Accounts receivable                                                         85,000              371,000
  Prepaid and Refundable income taxes                                      1,163,000            1,163,000
  Prepaid expenses and other current assets                                   36,000               50,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 3,899,000            4,649,000

Artifacts Recovered, at cost                                               9,173,000            9,175,000

Deferred Income Tax Asset                                                    634,000              634,000

Property and Equipment, net of accumulated depreciation
 of $700,000 and $622,000, respectively                                      823,000              866,000

Other Assets                                                               1,035,000               48,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $ 15,564,000         $ 15,372,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,951,000         $  2,886,000
  Deferred income tax liability                                               79,000               79,000
  Deferred revenue                                                           509,000              604,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,539,000            3,569,000
                                                                        ============         ============

Commitments and Contingencies

Stockholders' Equity:
  Common  stock - $.0001 par value;
   authorized  30,000,000  shares,  issued and
   outstanding 16,887,128 and 16,187,128 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              15,140,000           14,240,000
  Accumulated deficit                                                     (2,117,000)          (2,439,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                13,025,000           11,803,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 15,564,000         $ 15,372,000
                                                                        ============         ============



                        See Notes to Consolidated Financial Statements




                                                          RMS TITANIC, INC. AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                               (UNAUDITED)
==========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                               2000                 1999
                                                            -----------        -----------
Revenue:
  Exhibitions and related merchandise sales                 $ 2,128,000        $ 1,128,000
  Licensing fees                                                  3,000             11,000
  Merchandise and other                                           3,000            163,000
  Sale of coal                                                   24,000             10,000
                                                            -----------        -----------
Total revenue                                                 2,158,000          1,312,000
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                               2,000              1,000
  Cost of merchandise sold                                        -                  2,000
  General and administrative                                  1,421,000            561,000
  Depreciation and amortization                                 118,000             82,000
  Expedition costs                                              101,000              -
                                                            -----------        -----------
Total expenses                                                1,642,000            646,000
                                                            -----------        -----------
Income from operations                                          516,000            666,000

Interest income                                                  30,000             14,000
                                                            -----------        -----------
Income before provision for income taxes                        546,000            680,000

Provision for income taxes                                      224,000            253,000
                                                            -----------        -----------
Net income                                                  $   322,000        $   427,000
                                                            ===========        ===========

Basic income per common share                               $       .02        $       .03
                                                            ===========        ===========

Weighted-average number of common shares outstanding         16,587,128         16,187,128
                                                             ==========         ==========



                          See Notes to Consolidated Financial Statements




                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                       (UNAUDITED)
==================================================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                                      2000                 1999
                                                                                   -----------         -----------
Cash flows from operating activities:
  Net income                                                                       $   322,000         $   427,000
                                                                                   -----------         -----------
  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
    Depreciation and amortization                                                      118,000              83,000
    Reduction in artifacts recovered                                                     2,000               1,000
    Noncash exhibition revenue                                                           -                (225,000)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                  132,000             396,000
      Decrease in prepaid and refundable income taxes                                   154,000            429,000
      Decrease (increase) in prepaid expenses and other current assets                  14,000             (77,000)
      Increase in other assets                                                         (15,000)             (4,000)
      Decrease in accounts payable and accrued liabilities                            (935,000)             (8,000)
      Increase in income taxes payable                                                   -                 121,000
      Decrease in deferred revenue                                                    ( 95,000)           (500,000)
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                             (625,000)            216,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (303,000)            643,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                                (35,000)            (30,000)
    Costs related to planned expedition                                               (112,000)              -
                                                                                   -----------         -----------
        NET CASH USED BY INVESTING ACTIVITIES                                         (147,000)            (30,000)
                                                                                   -----------         -----------

Net (decrease) increase in cash                                                       (450,000)            613,000

Cash and cash equivalents at beginning of period                                     3,065,000             720,000
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                         $ 2,615,000         $ 1,333,000
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three-month period for income taxes                         $     -             $   349,000
                                                                                   ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  Common stock issued to acquire intangible assets                                 $   900,000         $     -
                                                                                   ===========         ===========



                            See Notes to Consolidated Financial Statements

RMS TITANIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)





Note 1 -
          In April 2000 RMS Titanic, Inc. formed a wholly owned foreign subsidiary, Whitestar Marine Recovery, Ltd. ("Whitestar"). The consolidated financial statements include the accounts of RMS Titanic, Inc. and Whitestar. All material inter-company balances and transactions have been eliminated in consolidation.

          The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of RMS Titanic, Inc. and subsidiary (collectively, the "Company") as of May 31, 2000 and their results of operations and their cash flows for the three month periods ended May 31, 2000 and 1999. Results of operations for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

Note 2 -
          Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended May 31, 2000 and 1999 since the dilutive effect of potential common shares is not material.

Note 3 -
          In April 2000, the Company acquired certain intangible assets in exchange for 600,000 shares of its common stock valued at $900,000 after giving effect to certain restrictions placed on such common stock. Concurrently, the Company entered into an agreement for the services of an individual to January 3, 2003. Since the individual will be primarily responsible in assisting the Company in exploiting the intangible assets acquired, the assets are being amortized over the term of the individual's service agreement. Options to purchase 83,333 shares of the Company's common stock at $3.00 per share, 83,333 shares of the Company's common stock at $4.00 per share and 83,334 shares of the Company's common stock at $5.00 per share were granted to the individual.


Note 4 -
          In June 2000, the Company commenced negotiations with SFX to modify its licensing agreement for an exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to renew the existing agreement has been granted until July 19, 2000.

Note 5 -
          On June 29, 2000, the Company finalized employment agreements with two members of senior management, its President and Chief Executive Officer and its Executive Vice President and Chief Operating Officer. Both employment agreements are for a five year term and provide for annual base salaries of $300,000 per year. In addition, each executive has been granted an option to purchase 500,000 shares of the Company's common stock at $1.75 per share. These options have a ten year maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED MAY 31, 2000 VERSUS THE THREE  MONTHS ENDED MAY 31,
1999

During the first quarter of the Company's 2001 fiscal year, the Company's total revenues increased from $1,312,000 to $2,158,000, or approximately 64%, as compared to the corresponding first quarter period in the year 2000 fiscal year. This revenue increase is principally attributable to the Company having higher exhibition and related merchandise sales of $2,128,000 during the quarter ended May 31, 2000 as compared to $1,128,000 in the prior year period. Other revenues from licensing fees, merchandise, and the sale of coal decreased from $184,000 in the prior year's period to $30,000 in the current period. The Company earned revenues of $24,000 from the sale of coal during the first three months of its 2001 fiscal year, as compared to $10,000 in the same period of its 2000 fiscal year. Similarly, the sale of merchandise declined from $163,000 in the first quarter ended May 31, 1999 to $3,000 in the same quarter ended May 31, 2000.

The Company's general and administrative expenses increased to $1,396,000 from $561,000, or approximately 149% during the first quarter of its 2001 fiscal year as compared to the same quarter period of its 2000 fiscal year. This increase was primarily attributable to higher legal and professional expenses related to litigation encompassing the change in management and continuing legal expenses for maintaining the Company's status as salvor-in-possession.

Depreciation and amortization increased to $118,000, or 44%, for the first three months of the Company's 2001 fiscal year as compared to $82,000 for the prior period.

The Company incurred $126,000 in expedition costs for the first three months of the Company's 2001 fiscal year as the Company prepares for this summer's expedition to the Titanic wreck site. There was no comparable cost in the year ago period.

Interest income increased to $30,000, or 114%, during the first three months of the Company's 2001 fiscal year as compared to the first three months of its 2000 fiscal year, primarily as a result interest on the higher cash balances being maintained.

Income before provision for income taxes was $546,000 for the three months ended May 31, 2000 as compared to $680,000 in the prior period. This decrease of 20% is attributed to higher expenses than the prior year period.

Net income was $322,000 for the three months ended May 31, 2000 as compared to $427,000 in the prior year period. This decrease in net income of 25% over that of the prior year's period and is attributed to higher general and administrative expenses incurred in the current period. Basic income per common share for the three months ended May 31, 2000 was $0.02 as compared to $.03 for the prior year period. The weighted average shares outstanding were 16,587,128 and 16,187,128, respectively for the three months ended May 31, 2000 and May 31, 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was ($303,000) for the quarter ended May 31, 2000 as compared to $643,000 in the quarter ended May 31, 1999. This decrease in cash provided by operating activities is primarily attributed to the reduction in accounts payable and accrued liabilities of $935,000 during the quarter (including cash payments of $837,000 for the settlement of litigation related to the change in management of the Company and lower net income, offset by collections of accounts receivable.

For the quarter ended May 31, 2000, cash used in investing activities was $147,000 and represented purchase of property and equipment and advance payments related to the Company's planned expedition to the Titanic wreck site. There was no cash financing activities during the quarter ended May 31, 2000.

The Company's net working capital and stockholders' equity were $1,360,000 and $13,025,000, respectively at May 31, 2000 as compared to $1,080,000 and $11,803,000 respectively, at February 29, 2000 The Company's current ratio was
1.54 at May 31, 2000 as compared to 1.30 at February 29, 2000.

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

A modification of the current exhibition tour agreement with a subsidiary of SFX Entertainment, Inc. is being negotiated. An extension to July 19, 2000 for renewal of this agreement has been granted by the Company.

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

On June 29, 2000, the Company finalized employment agreements with two members of senior management, its President and Chief Executive Officer, Mr. Arnie Geller, and its Executive Vice President and Chief Operating Officer, Mr. G. Michael Harris. Both employment agreements are for a five year term and provide for annual base salaries of $300,000 per year. In addition, each executive has been granted an option to purchase 500,000 shares of the Company's common stock at $1.75 per share. These options have a ten year maturity.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2000, there were no significant fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's
financial   arrangements   with  foreign  parties  may  be  based  upon  foreign
currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in the Company's Annual Report on Form 10-K. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.




                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          There has been no material change in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS

10.1 Employment Agreement dated June 29, 2000 between the Company and Arnie Geller.

10.2 Stock Option Agreement dated June 29, 2000 between the Company and Arnie Geller.

10.3 Employment Agreement dated June 29, 2000 between the Company and G. Michael Harris.

10.4 Stock Option Agreement dated June 29, 2000 between the Company and G. Michael Harris.


(b)     REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 17, 2000
                                  By:  /s/ Gerald Couture
                                  -------------------------------------------
                                  Vice President, Chief Financial Officer