Form 10-Q
period 2000-08-31
RMS TITANIC INC
filed 2000-10-16
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                   ------------  ----------

                       Commission file number: 000-24452

                                RMS TITANIC, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2753162
           -------                                        ----------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

3340 Peechtree Road, NE, Suite 1225, Atlanta, GA         30326
------------------------------------------------         -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (404) 842-2600
                                                    ---------------

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
         The number of shares outstanding of the registrant's common stock on October 16, 2000 was 16,887,128.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

          The consolidated financial statements of RMS Titanic, Inc. and subsidiaries (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 29, 2000 and the financial statements and notes thereto included in the unaudited financial statements included in the Company's Form 10-Q for the period ended May 31, 2000.

RMS TITANIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
================================================================================
                                       AUGUST 31,                  FEBRUARY 29,
                                         2000                         2000
--------------------------------------------------------------------------------
                                      (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents         $     46,000                   $  3,065,000
  Accounts receivable                     32,000                        371,000
  Prepaid and Refundable income tax    1,093,000                      1,163,000
  Prepaid expenses and
     other current assets                100,000                         50,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                   1,271,000                      4,649,000

Artifacts Recovered, at cost          11,184,000                      9,175,000

Deferred Income Tax Asset, net           300,000                        634,000

Property and Equipment, net
 of accumulated depreciation
 of $777,000 and $622,000,
 respectively                          1,576,000                        866,000

Other Assets                             834,000                         48,000
--------------------------------------------------------------------------------
TOTAL ASSETS                        $ 15,165,000                   $ 15,372,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
    accrued liabilities             $  1,161,000                   $  2,886,000
  Deferred income taxes payable          110,000                         79,000
  Loan payable                           250,000                           --
  Deferred revenue                       383,000                        604,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES              1,904,000                      3,569,000
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
 Common stock - $.0001 par value;
   authorized 30,000,000 shares,
   issued and outstanding
   16,887,128 and 16,187,128,
   shares, respectively                    2,000                          2,000
  Additional paid-in capital          15,140,000                     14,240,000
  Accumulated deficit                 (1,881,000)                    (2,439,000)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                  13,261,000                     11,803,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $ 15,165,000                  $  15,372,000
================================================================================
See Notes to Consolidated Financial Statements




                       RMS TITANIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
============================================================================================================
                                         THREE-MONTH       THREE-MONTH        SIX-MONTH        SIX-MONTH
                                         PERIOD ENDED      PERIOD ENDED       PERIOD ENDED     PERIOD ENDED
                                           AUGUST 31,        AUGUST 31,        AUGUST 31,      AUGUST 31,
                                             2000              1999              2000             1999
------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales           $  2,127,000        $  1,369,000     $  4,255,000       $  2,498,000
  Licensing fees                             1,000               5,000            4,000             16,000
  Merchandise and other                     10,000              37,000           13,000            201,000
  Sale of coal                              11,000              13,000           35,000             22,000
-------------------------------------------------------------------------------------------------------------
Total revenue                            2,149,000           1,424,000        4,307,000          2,737,000
-------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                          2,000               1,000            4,000              2,000
  Cost of merchandise sold                   8,000               3,000            8,000              5,000
  General and administrative             1,230,000             706,000        2,651,000          1,267,000
  Depreciation and amortization            159,000              68,000          277,000            151,000
  Expedition costs                         418,000                 -            519,000               --
-------------------------------------------------------------------------------------------------------------
Total expenses                           1,817,000             778,000        3,459,000          1,425,000
-------------------------------------------------------------------------------------------------------------

Income from operations                     332,000             646,000          848,000          1,312,000


Interest income                             38,000              16,000           68,000             30,000
-------------------------------------------------------------------------------------------------------------

Income before provision
   for income taxes                        370,000             662,000          916,000          1,342,000

Provision for income taxes                 134,000             249,000          358,000            503,000
--------------------------------------------------------------------------------------------------------------
Net income                            $    236,000       $     413,000     $    558,000       $    839,000
==============================================================================================================
Basic and diluted income
 per common share                     $        .01       $         .03     $        .03       $        .05
==============================================================================================================
Weighted-average number
 of shares outstanding                  16,887,128          16,187,128       16,737,128         16,187,128
==============================================================================================================


See Notes to Consolidated Financial Statements




                        RMS TITANIC, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                   SIX-MONTH            SIX-MONTH
                                                                  PERIOD ENDED         PERIOD ENDED
                                                                   AUGUST 31,           AUGUST 31,
                                                                     2000                  1999
---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                        $ 558,000           $  840,000
---------------------------------------------------------------------------------------------------
  Adjustments to  reconcile  net  income
           to net  cash  provided  by  (used  in)
           operating activities:
    Depreciation and amortization                                     277,000              151,000
    Noncash exhibition revenue                                                            (375,000)
    Deferred income taxes                                             365,000
Changes in operating assets and liabilities:
      Decrease in accounts receivable                                 339,000              573,000
      Decrease in refundable withholding tax                           70,000              429,000
      Increase in prepaid expenses
         and other current assets                                     (50,000)            (134,000)
      Increase in other assets                                         (8,000)             (61,000)
      Decrease in accounts payable
         and accrued liabilities                                   (1,725,000)            (185,000)
     Increase (decrease) in income taxes payable                                           126,000
      Decrease in deferred revenue                                   (221,000)                --
----------------------------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                                       (953,000)             524,000
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
   (USED IN)OPERATING ACTIVITIES                                     (395,000)           1,364,000
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                          (2,009,000)               2,000
  Purchases of property and equipment                                (865,000)             (36,000)
----------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                  (2,874,000)             (34,000)
----------------------------------------------------------------------------------------------------
Cash flows from financing activity:
Proceeds from loan payable                                            250,000                   --
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (3,019,000)           1,330,000

Cash and cash equivalents at beginning of period                    3,065,000              720,000
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $     46,000         $  2,050,000
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes                   $       --           $     422,000
====================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:

  Noncash purchases of property and equipment                    $       --           $     375,000

  Common stock issued to acquire intangible assets               $    900,000         $       --
====================================================================================================

See Notes to Consolidated Financial Statements

                       RMS TITANIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 Note 1 - The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2000 and its results of operations and its cash flows for the three and six months periods ended August 31, 2000 and 1999. Results of operations for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

 Note 2 - Basic  EPS  is   computed  as  net   earnings   divided  by  the
          weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented for the three and six month periods ended August 31, 2000 and 1999 since the dilutive effect of potential common shares is not material.


 Note 3 - In September 2000, the Company entered into an amendment to the Exhibition Tour Agreement with SFX Family Entertainment, Inc. (Successor thorough merger with Magicworks Entertainment, Inc.), a indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a minimum guaranteed $2,000,000. The Company also obtains a percentage of gross receipts as defined in the agreement. The license agreement has a term commencing September 15, 2000 and ending November 30, 2001. The Company received $1,250,000 in September with a payment of $750,000 payable six months from the renewal commencement date. Within this modified agreement are provisions to pay the Company a percentage of revenues as compared to the percentage of profit provision in the original agreement. In addition, there are provisions for payment of additional sums for South American exhibitions.

 Note 4 - During the quarter ended August 31, 2000, the Company borrowed $250,000 from a non-affiliated party. This obligation had an interest rate of 12% per annum and was secured with the Company's pending income tax refunds. The lender will also receive $25,000 worth of restricted common stock as consideration for this loan. On September 30, 2000, this loan was repaid with interest.

 Note 5 - On August 27, 2000. G Michael Harris, the Company's Executive Vice President and Chief Operating Officer was terminated by the Company's Board of Directors. On September 7, 2000, Mr. Harris filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleges that Titanic breached an employment agreement entered into between Mr. Harris and the Company, and that Mr. Harris has been damaged by the breach.

          The Company has responded to this Complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others, to recover monies and other corporate assets which the Company believes were misappropriated. The outcome of these matters is uncertain at the present time, and the effect they may have on the Company's financial position and results of operations is not currently determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 2000 VERSUS THE QUARTER ENDED AUGUST 31, 1999

FOR THE SIX MONTHS ENDED AUGUST 31, 2000 VERSUS THE SIX MONTHS ENDED AUGUST 31, 1999

During the second quarter and the first six months of its 2001 fiscal year (the "2001 fiscal year"), the Company's revenues increased approximately 51% and 57%, respectively, as compared to the second quarter and the first six months of its 2000 fiscal year (the "2000 fiscal year"). These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 55% during the second quarter and 70% during first six months of the 2001 fiscal year, as compared to the corresponding periods of the 2000 fiscal year, The Company conducted an expedition to the Titanic wreck site during the summer of 2000. There was not an expedition to the Titanic wreck site undertaken in the prior year.

In view of the logistical and operational difficulties in establishing short-term exhibitions on satisfactory terms the Company continues to rely on a license to SFX Entertainment, Inc. of worldwide rights to exhibit the Company's Titanic artifacts for one year periods. The original license agreement commenced on September 14, 1999. Presently, SFX elected to extend this license an additional year with the Company for the minimum annual payment of $2,000,000.

Merchandise and other revenue decreased approximately 73% to $10,000, during the second quarter of the 2001 fiscal year as compared to the second quarter of the 2000 fiscal year, and decreased approximately 94%, to $13,000 from $201,000 during the first six months of the 2001 fiscal year as compared to the first six months of the 2000 fiscal year. These decreases were principally attributable to the prior year's Web venture to spur such sales. No similar endeavor was undertaken for the current fiscal year.

The Company's sale of coal decreased slightly to $11,000 from $13,000, or approximately 15% during the second quarter of the 2001 fiscal year as compared to the second quarter of the 2000 fiscal year, and increased from $22,000 to $35,000, or approximately 59% during the first six months of the 2001 fiscal year as compared to the first six months of the 2000 fiscal year. This increase is largely attributed to the Internet effort the Company made during the recent fiscal year. The cost of coal increased proportionately with the respectively increases in sales.

During the second quarter of the 2001 fiscal year expedition expenses were incurred in the amount of $418,000 and $519,000 for the six month period of this 2001 fiscal year in connection with the expedition to the wreck site of the Titanic during the summer. No expedition occurred in the fiscal year 2000 period.

The Company's general and administrative expenses increased to $1,230,000 from $706,000, or approximately 74% during the second quarter of the 2001 fiscal year as compared to the second quarter of the 2000 fiscal year, and increased to $2,651,000 from $1,267,000, or approximately 109% during the first six months of the 2001 fiscal year as compared to the first six months of the 2000 fiscal year. Legal and professional fees to defend various lawsuits, one of which was related to the change in management, were $458,000 higher for the quarter ended August 31, 2000 as compared to the prior year's quarter ended. Legal expenses included indemnification for legal costs for parties named in the former management's lawsuit. For the six months period ended August 31, 2000, professional fees were $972,000 higher than the same year ago six month period again for the same reasons.

The Company's depreciation and amortization expenses increased $91,000, or approximately 134% and increased $126,000, or 83% during the second quarter and first six months of the 2001 fiscal year, respectively, as compared to the corresponding periods of the 2001 fiscal year. These increases reflect the higher amortization expenses incurred during these periods to reflect the recent acquisition of certain intangible assets relating to other wreck sites that the Company will commence recovery operations as an element of its future business strategy.

The Company's income before provision for income taxes decreased approximately 46% and 29% during the second quarter and first six months of the 2001 fiscal year, as compared to the corresponding periods of the 2000 fiscal year. These increase are attributed to timing differences in the payment of income taxes due to deferred revenue recognition.

The Company's net income was $236,000, or $0.01 per share, for the second quarter ended in the 2001 fiscal year as compare to net income of $413,000, or $0.03 per share, in the same quarter in fiscal year 2000. For the six month period ended August 31, 2000 of fiscal year 2001 the Company had net income of $558,000, or $.03 per share, as compared to a net income of $839,000, or $0.05 per share, in the previous fiscal year 2000 period.

                         LIQUIDITY AND CAPITAL RESOURCES

In September 2000, the Company entered into an amendment to the Exhibition Tour Agreement with SFX Family Entertainment, Inc. (Successor by merger to Magicworks Entertainment, Inc.), an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which RMST granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of a $2,000,000 guaranteed payment. This license agreement has a term commencing September 15, 2000 and ending November 30, 2001. The Company received $1,250,000 in September with a payment of $750,000 payable six months from the renewal commencement date. Within this modified agreement are provisions to pay the Company a percentage of revenues as compared to the percentage of profit provision in the original agreement. In addition, there are provisions for payment of additional sums for South American exhibitions.

The Company expects that the working capital it has will be sufficient to provide for the execution of its business plan over the next twelve months. The Company's business plan, includes another expedition to the wreck site of the Titanic in the summer of 2001.

For its recently completed expedition that included twenty-eight dives over a four week period, the Company recovered more than 800 items from the wreck site, which included the discovery of a new debris field. Among the artifacts recovered in this expedition, were: the ship's Wheel and Stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bride telephone. Among personal items recovered there included binoculars, a pair of opera glasses, sixty-five intact perfume ampoules belonging to passenger Mr. Adolphe Saalfeld, a camera, bowler hat, first class demitasse and dinner plate. A base for a cherub likely from the Grand Staircase was recovered as well as gilded wood from a balustrade. Of the nine leather bags found, they provided more than one hundred items. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered. These items will further provide a clearer picture of the workings of the Titanic at that time period, and will further enhance future exhibition presentations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 27, 2000, G Michael Harris, the Company's Executive Vice President and Chief Operating Officer was terminated by the Company's Board of Directors. On September 7, 2000, Mr. Harris filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleges that Titanic breached an employment agreement entered into between Mr. Harris and the Company, and that Mr. Harris has been damaged by the breach.

The Company has responded to this Complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others, to recover monies and other corporate assets which the Company believes were misappropriated. The outcome of these matters is uncertain at the present time, and the effect they may have on the Company's financial position and results of operations is not currently determinable.

A hearing was held on September 8, 2000, in the United States District Court for the Eastern District of Virginia, Norfolk Division, with Judge Clarke presiding at which management of the Company presented a periodic report of the results of its most recent expedition to the wreck site of the Titanic. This presentation is routinely required for the Company to maintain its Salvor-in-Possession rights to the Titanic. Also at that hearing in the Court were legal representatives for the Secretary of State, Secretary of Commerce and the National Oceanic and Atmospheric Administration of the United States Department of Commerce to defend a declaratory judgment action that the Company undertook, as Plaintiff, to protect its Salvor-in-Possession Rights from the attempt of the U.S. to enter into an international agreement with three other countries to implement a regulatory licensing scheme for the Titanic. Subsequently, on September 15, 2000, Judge Clarke ruled that the Company's suit was not ripe for consideration and that the dismissal of this lawsuit was granted. This action was initially prompted by the efforts of the defendants to implement an international agreement that could interfere with the Company's exclusive salvage rights of the RMS Titanic, which were granted by the court on June 7, 1994. Although the dismissal of the declaratory judgment action was granted, Judge Clarke ruled that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Court also held that any guidelines established by NOAA would not be binding unless implementing legislation was adopted by Congress. The Company does not intend to appeal this decision.

There have been no other material changes in any other legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

On August 13, 2000, Mr. Doug Banker was appointed to the Board of Directors of the Company.

On September 12, 2000, Mr. G. Michael Harris was removed as a member of the Board of Directors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


   (a)     EXHIBITS

           Amendment to Exhibition and Tour Agreement dated September 18, 2000.

   (b)     REPORTS ON FORM 8-K

Current Report on Form 8-K filed September 6, 2000 relating to the termination for cause the employment of G. Michael Harris, its former Executive Vice President and Chief Operating Officer.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)


                                  /s/ Arnie Geller
October 13, 2000                  ----------------------------
                                  By:  Arnie Geller, President