Form 10-Q
period 2000-11-30
RMS TITANIC INC
filed 2001-01-19
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2000

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
         The number of shares outstanding of the registrant's common stock on January 18, 2001 was 16,887,128.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

          The consolidated financial statements of RMS Titanic, Inc. and subsidiaries (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 29, 2000 and the financial statements and notes thereto included in the unaudited financial statements included in the Company's Form 10-Q for the period ended May 31, 2000 and August 31, 2000.

RMS TITANIC, INC. AND SUBSIDIARIES

BALANCE SHEET
================================================================================
                                       NOVEMBER 30,                 FEBRUARY 29,
                                          2000                          2000
--------------------------------------------------------------------------------
                                      (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents         $    483,000                   $  3,065,000
  Accounts receivable                    122,000                        371,000
  Prepaid and Refundable income tax      382,000                      1,163,000
  Prepaid expenses and
     other current assets                 66,000                         50,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                   1,053,000                      4,649,000

Artifacts Recovered, at cost          11,200,000                      9,175,000

Deferred Income Tax Asset, net           300,000                        634,000

Property and Equipment, net
 of accumulated depreciation
 of $855,000 and $622,000,
 respectively                          1,644,000                        866,000

Other Assets                             786,000                         48,000
--------------------------------------------------------------------------------
TOTAL ASSETS                        $ 14,983,000                   $ 15,372,000
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
 accrued liabilities                $    829,000                   $  2,886,000
  Deferred income taxes payable          110,000                         79,000
  Deferred revenue                       932,000                        604,000
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES              1,871,000                      3,569,000
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value;
 authorized 30,000,000 shares,
   issued and
 outstanding 16,887,128 shares             2,000                          2,000
  Additional paid-in capital          15,140,000                     14,240,000
  Accumulated deficit                 (2,030,000)                    (2,439,000)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                  13,112,000                     11,803,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $ 14,983,000                  $  15,372,000
================================================================================

See Notes to Consolidated Financial Statements


                       RMS TITANIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
=================================================================================================================
                                           THREE-MONTH        THREE-MONTH         NINE-MONTH         NINE-MONTH
                                          PERIOD ENDED       PERIOD ENDED        PERIOD ENDED       PERIOD ENDED
                                           NOVEMBER 30,       NOVEMBER 30,        NOVEMBER 30,       NOVEMBER 30,
                                              2000                1999               2000                1999
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related
          merchandise sales             $    791,000         $  1,881,000       $  5,046,000        $  4,379,000
  Licensing fees                              83,000              (12,000)            87,000               5,000
  Merchandise and other                        2,000               10,000             15,000             210,000
  Sale of coal                                10,000                3,000             45,000              25,000
------------------------------------------------------------------------------------------------------------------
Total revenue                                886,000            1,882,000          5,193,000           4,619,000
------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                            1,000                 -                 5,000               3,000
  Cost of merchandise sold                        -                 7,000              8,000              12,000
  General and administrative                 709,000              660,000          3,360,000           1,926,000
  Depreciation and amortization              160,000               95,000            437,000             245,000
  Expedition costs                           170,000                 -               689,000                -
------------------------------------------------------------------------------------------------------------------
Total expenses                             1,040,000              762,000          4,499,000           2,186,000
------------------------------------------------------------------------------------------------------------------

Income from operations                      (154,000)           1,120,000            694,000           2,433,000

Interest income                                5,000               36,000             73,000              66,000
------------------------------------------------------------------------------------------------------------------

Income before provision
   for income taxes                         (149,000)           1,156,000            767,000           2,499,000

Provision for income taxes                        -               683,000            358,000           1,186,000
------------------------------------------------------------------------------------------------------------------
Net income  (Loss)                      $  ( 149,000)       $     473,000       $    409,000        $  1,313,000
==================================================================================================================

Basic and diluted income
(loss) per common share                 $       (.01)       $         .03       $        .02        $        .08
==================================================================================================================

Weighted-average number
 of shares outstanding                    16,887,128           16,187,128         16,786,764          16,187,128
==================================================================================================================

See Notes to Consolidated Financial Statements



                       RMS TITANIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                        NINE-MONTH          NINE-MONTH
                                                                                       PERIOD ENDED        PERIOD ENDED
                                                                                        NOVEMBER 30,        NOVEMBER 30,
                                                                                           2000                 1999
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                          $  409,000           $  1,313,000
------------------------------------------------------------------------------------------------------------------------
  Adjustments to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                                                        437,000                246,000
    Non-cash exhibition revenue                                                                                (375,000)
    Deferred income tax                                                                  365,000
    Reduction  in  artifacts  recovered                                                                           3,000
  Changes in  operating  assets and liabilities:
    Decrease in accounts receivable                                                      249,000              1,074,000
    Decrease in prepaid and refundable income taxes                                      781,000                263,000
    Increase in prepaid expenses and other current assets                                (16,000)            (1,008,000)
 Increase in other assets                                                                (42,000)               (61,000)
    Increase (decrease) in accounts payable
       and accrued liabilities                                                        (2,057,000)               190,000
    Increase in income taxes payable                                                                          1,084,000
    Increase in deferred revenue                                                         328,000                229,000
------------------------------------------------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                                                            45,000              1,645,000
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                454,000              2,958,000
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                                             (2,025,000)
  Purchases of property and equipment                                                 (1,011,000)               (36,000)
------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                     (3,036,000)               (36,000)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from loan payable                                                               250,000
Payment on loan payable                                                                 (250,000)                   -
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease )in cash and cash equivalents                                  (2,582,000)             2,922,000

Cash and cash equivalents at beginning of period                                       3,065,000                720,000
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $     483,000           $  3,642,000
=========================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  Non-cash purchases of property and equipment                                                              $   375,000

  Common stock issued to acquire intangible assets                                 $     900,000

=========================================================================================================================

See Notes to Consolidated Financial Statements

                       RMS TITANIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 Note 1 - The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2000 and its results of operations and its cash flows for the three and nine months ended November 30, 2000 and 1999. Results of operations for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

 Note 2 - Basic  EPS  Is   computed  as  net   earnings   divided  by  the
          weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented for the three and nine months ended November 30, 2000 and 1999 since the effect of potential common shares is either anti-dilutive or not material.

 Note 3 - In September 2000, the Company entered into an amendment to the Exhibition Tour Agreement with SFX Family Entertainment, Inc. (Successor by merger to Magicworks Entertainment, Inc.), an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which the Company granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of the payment to the Company of a $2,000,000 minimum guarantee payment. The Company also obtains a percentage of gross receipts above $10,000,000. This license agreement has a term commencing September 15, 2000 and ending November 30, 2001. The Company received $1,250,000 in September and will receive a payment of $750,000 six months from the renewal commencement date. Within this modified agreement are provisions to pay the Company a percentage of revenues as compared to the percentage of profit provision in the original agreement. In addition, there are provisions for payment of additional sums for South American exhibitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED  NOVEMBER 30, 2000 VERSUS THE QUARTER  ENDED  NOVEMBER 30,
1999

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 VERSUS THE NINE MONTHS ENDED NOVEMBER 30, 1999

During the third quarter of our 2001 fiscal year ending November 30, 2000, revenues were $886,000 as compared to $1,882,000 in the same year ago quarter end. This decrease of $996,000 or 53% resulted from the reduction in revenue from our contract with SFX. The revised contract provides for both a minimum licensing payment against a percentage of the gross receipts from the exhibition of our Titanic artifacts at venues throughout the United States and foreign locations. There was no additional revenue attributed to this revised arrangement during the third quarter ended November 30, 2000.

For the nine months ended November 30, 2000 revenues were $5,193,000 as compared to $4,619,000, for the same period a year ago. This increase of $574,000, or 12.4% was principally attributable to increases in exhibition and related merchandise sales as compared to the corresponding periods of the 2000 fiscal year.

As its on-going strategy and in view of the logistical and operational difficulties in establishing short-term exhibitions on satisfactory terms, the Company continues to rely on a license with SFX Entertainment, Inc. of worldwide rights to exhibit the Company's Titanic artifacts. The original license agreement commenced on September 14, 1999. SFX and the Company re-negotiated the license an additional year for the annual payment of $2,000,000. This new arrangement includes a percentage of gross receipts provision which is anticipated to provide an additional revenue opportunity for the company in the latter half of each license year period.

Other revenues, including license fees, merchandise and the sale of coal, were $95,000 and $147,000, respectively, for the quarter ended and nine month ended November 30, 2000. These revenues were higher this recent quarter as compared to year ago, but trailed in the comparable nine-month period.

The Company's sale of coal increased slightly to $10,000 from $3,000 compared to the third quarter of the 2000 fiscal year, and increased from $25,000 to $45,000 during the first nine months of the 2001 fiscal year as compared to the first nine months of the 2000 fiscal year. This increase is attributed to the Internet effort the Company made during the recent fiscal year. The cost of coal increased proportionately with the respectively increases in sales.

The Company conducted an expedition to the Titanic wreck site during the summer of 2000. As a result, the Company incurred costs, relating to its expedition activities of $170,000 and $689,000 during the current quarter period and nine month period of this fiscal year 2001, respectively. There was no expedition to the Titanic wreck site during the fiscal year 2000 period.

The Company's general and administrative expenses increased to $709,000 from $660,000, or approximately 7%, during the third quarter of the 2001 fiscal year as compared to the third quarter of the 2000 fiscal year, and increased to $3,360,000 from $1,926,000, or approximately 74% during the first nine months of the 2001 fiscal year as compared to the nine months of the 2000 fiscal year.

Legal and professional fees, included in general and administrative expenses, to maintain its salvor--in-possession rights, and to defend various lawsuits, one of which was related to the change in management, were $147,000 and $ 795,000, respectively, for the quarter and nine month periods ended November 30, 2000. These costs were $24,000 and $514,000 higher than the same prior year respective periods. These legal expenses included indemnification for legal costs for parties named in the former management's lawsuit.

The Company's depreciation and amortization expenses were $160,000 for the third quarter of the 2001 fiscal year, an increase of approximately 68% over the prior year. For the nine-month period depreciation and amortization amounted to $437,000, a 78% increase as compared to the corresponding nine month period of the 2001 fiscal year. These increases reflect the higher amortization expenses incurred during these periods for the acquisition of certain intangible assets relating to other research and recovery opportunities. As its future business strategy, the Company will seek to further utilize its extensive deep-water recovery expertise.

For the quarter ended November 30, 2000, the Company experienced a loss of $154,000 from operations, as compared to a profit of $1,120,000 in the year ago quarter. This loss is attributed to lower revenues and higher expenses during the current period as compared to that of a year ago. For the nine-month period ended November 30, 2000, income from operations was $694,000 as compared to $2,433,000 in the year ago period. Similarly, lower revenues and higher expenses contributed to this reduction in operating profit.

Interest income was $5,000 and $73,000, respectively for the quarter and nine month periods ended November 30, 2000. In the prior year, interest income was $36,000 and $66,000, respectively, for those period. In the recent quarter, the lower interest in related to lower interest income attributed to the lower average balances the Company maintains in its interest bearing banking accounts.


The Company's net loss was $149,000, or ($0.01) per share, for the third quarter ended in the 2001 fiscal year as compared to net income of $473,000, or $0.03 per share, in the same quarter in fiscal year 2000. For the nine month period ended November 30, 2000 of fiscal year 2001 the Company had net income of $409,000, or $.02 per share, as compared to a net income of $1,313,000, or $0.08 per share, in the previous fiscal year 2000 period.


                         LIQUIDITY AND CAPITAL RESOURCES

In September 2000, the Company entered into an amendment to the Exhibition Tour Agreement with SFX Family Entertainment, Inc. (Successor by merger to Magicworks Entertainment, Inc.), an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), pursuant to which the Company granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts in consideration of a $2,000,000 minimum guaranteed payment. The Company also obtains a percentage of gross receipts above $10,000,000. This license agreement has a term commencing September 15, 2000 and ending November 31, 2001. The Company received $1,250,000 in September with a payment of $750,000 payable six months from the renewal commencement date. Within this modified agreement are provisions to pay the Company a percentage of revenues as compared to the percentage of profit provision in the original agreement. In addition, there are provisions for payment of additional sums for South American exhibitions.

The Company expects that the working capital it has will be sufficient to provide for the execution of its business plan over the next twelve months.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


On September 7, 2000, G. Michael Harris, the Company's former Executive Vice President and Chief Operating Officer filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris claims that his employment agreement dated June 29, 2000, provided for an annual salary of $300,000 per year for a five year period and a minimum annual bonus, stock options and various fringe benefits. In that action, Mr. Harris, seeks to obtain payments due him under his five year employment agreement. The Company has clear and convincing evidence of improprieties that Mr. Harris engaged in while an officer of the Company and thereby justified his termination. The Company intends to vigorously defend itself in this litigation, and further intends to recover unauthorized disbursements of monies by Mr. Harris while he was an officer of the Company and its fiduciary. There has been no trial date scheduled for this matter. The parties are presently in the discovery phase of this litigation. The outcome of these matters is uncertain at this time.

A hearing was held on September 8, 2000, in the United States District Court for the Easter District of Virginia, Norfolk Division, with Judge Clarke presiding at which management of the Company presented the results of its most recent expedition to the wreck site of the Titanic. This presentation is routinely required for the Company to maintain its Salvor-in-Possession rights to the Titanic. Also at that hearing were legal representatives for the Secretary of State, Secretary of Commerce and the National Oceanic and Atmospheric Administration of the United States Department of Commerce to defend an action that the Company undertook, as Plaintiff, to protect its Salvor-in-Possession Rights. Subsequently, on September 15, 2000, Judge Clarke ruled that the Company's claims regarding this issue were not ripe for consideration and that the dismissal of this lawsuit was granted. This action initially prompted by the efforts of the defendants to implement the R.M.S. Titanic Maritime Memorial Act of 1986 which could interfere with the Company's exclusive salvage rights of the RMS Titanic, which was granted by the court on June 7, 1994. Although the dismissal was granted, Judge Clarke ruled that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company does not intend to appeal this decision.

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

         None.

ITEM 5.  OTHER INFORMATION.

On September 12, 2000, Mr. G. Michael Harris was removed as a member of the Board of Directors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  EXHIBITS

          None


     (b)  REPORTS ON FORM 8-K

Current Report on Form 8-K filed September 6, 2000 relating to the announcement the termination for cause the employment of G. Michael Harris, its former Executive Vice President and Chief Operating Officer.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)

                                  /s/ Arnie Geller
                                  ----------------
Dated:   January 19, 2001         By:  Arnie Geller