Form 10-K
period 2001-02-28
RMS TITANIC INC
filed 2001-06-18
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

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

              3340 Peachtree Rd, NE, Suite 1225, Atlanta, GA 30326
              ----------------------------------------------------
                     Address of principal executive offices

     Issuer's telephone number, including area code: (404) 842-2600

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 1, 2001, was: $12,651,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 2001, were:

                                                      NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                   16,953,117

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

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the TITANIC, which sank in 1912, and lies more than 12,500 feet below the surface of the Atlantic Ocean. This location is approximately 400 miles off the coast of Newfoundland. The Company has obtained oceanic material and scientific data available in various forms that include still and moving photography and artifacts from the wreck site; and is utilizing this data and artifacts for historical verification, scientific education and public awareness. All these activities are directed toward producing income for the company resulting from touring exhibitions, television programs, and the sales of still photographs.

In August 1987, the Company contracted with the Institute of France for the Research and Exploitation of the Sea ("IFREMER"), which is owned by the French Government, to conduct an expedition and dive to the wreck of the TITANIC. Using state-of-the-art technology from IFREMER (the world's largest oceanographic institute), approximately sixty days of research and recovery operations were performed at the TITANIC wreck site in 1987 through the use of a manned submersible NAUTILE. Approximately 1,800 objects were recovered during the course of the thirty-two dives in that expedition.

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

With the Company's cooperation, Discovery Communications, Inc. produced three hours of television programming based upon the Company's activities and scientific studies undertaken during the 1996 expedition. Two hours of this programming, presented in "TITANIC: Anatomy of A Disaster," was the highest rated program in the history of The Discovery Channel when it aired in April 1997. In addition to obtaining videotape footage for the television productions, a substantial portion of the 1996 expedition was devoted to the recovery of a section of the TITANIC hull, measuring approximately 26 feet by 20 feet and weighing approximately 20 tons, from the debris field surrounding the wreck. Although the Company raised the "Big Piece" to within approximately 200 feet of the surface of the ocean, efforts to recover it were unsuccessful because of stormy weather conditions and severe ocean turbulence.

In August 1998, the Company recovered 70 objects and produced approximately 350 hours of videotape footage during its fifth expedition to the TITANIC wreck site. This expedition, again undertaken in cooperation with Discovery Communications, Inc., produced five hours of television programming about the expedition, including the first-ever live broadcast from the TITANIC wreck site and a one hour Dateline NBC special broadcast. Among the highlights of the 1998 expedition was the successful recovery of the "Big Piece" and extensive mapping of the TITANIC and portions of the wreck site through the capture of thousands of high-resolution color digital photographs.

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

During the summer of 2000, the Company conducted its most recent expedition ("Expedition 2000")to the TITANIC wreck site in the North Atlantic. During this expedition, the Company utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, Russia, which provided the research vessel "Akademik Mstislav Keldysh" and two deep manned submersibles- the "MIR-1" and "MIR-2". The Keldysk is a 400 foot, 6,340 ton research vessel that was ideally suited for operation in the North Atlantic Ocean. The expedition resulted in a total of twenty-eight dives over a four week period that resulted in the recovery of more than 900 objects from the wreck site and the discovery of a new debris field. Among the artifacts recovered in this expedition were: the ship's wheel and stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bride telephone. Among personal items recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules belonging to passenger Mr. Adolphe Saalfeld, a camera, bowler hat, first class demitasse and dinner plate. A base for a cherub likely from the Grand Staircase as well as gilded wood from a balustrade were also recovered. The nine leather bags provided more than one hundred additional objects. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered. These items will further provide a clearer picture of the workings of the TITANIC at that time period, and will further enhance future exhibition presentations. This expedition was conducted during the months of July and August 2000.

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd. For the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the upcoming expedition to the TITANIC wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. During the expedition, the Company utilized this ship for fifty-three days. At the end of the expedition, the Explorer delivered the recovered artifacts to a warehouse facility in Norfolk, Virginia for eventual delivery to the conservation facility the Company recently established with Eastern Michigan State University. The intent of management is to utilize the SV Explorer for its own search and recovery operations when it is not chartered by other companies. Presently, the SV Explorer has completed one of three charters scheduled this year with European companies.


PLAN OF OPERATIONS

The TITANIC continues to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1,500 of the 2,228 lives on board. The depth of this international interest in the TITANIC has been continuous since sinking more than eighty-nine years ago. The December 1997 release of the highest grossing motion picture of all time, "TITANIC," as well as a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean attests to the public's continuing fascination in the TITANIC. As the only enterprise that has recovered and conserved items from the TITANIC, the Company is in a unique position to present exhibitions of TITANIC artifacts for viewing by the public. Management intends to continue to present exhibitions throughout the world as demand for these tours is warranted. Management will also continue to conduct these exhibitions in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

The principal sources of revenues of the Company have been payment guarantees for Exhibit attendance, ticket sales for admission to exhibitions, merchandising revenues, licensing revenues and sponsorship revenues.

The Company's two most important obligations are to maximize shareholder value and secure the future of the TITANIC artifacts. While the Company continues to maintain its status as Salvor-in-Possession it will actively search out opportunities leading to permanent placement of the Artifacts. As long as the Company maintains its Salvor-in-Possession status, any disposition of Artifacts will be done with the knowledge of the Federal Courts and without compromising the obligations of the Company.


EXHIBITIONS

The Company has presented exhibitions in association with third parties in cities in the United States, Europe, and Japan and over seven million people have attended these exhibits. The Company plans to continue to present exhibition tours of TITANIC artifacts in cities throughout the world.

Agreement with Subsidiary of SFX Entertainment, Inc.

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which we granted SFX an exclusive worldwide license to exhibit our TITANIC artifacts for the payment of at least $8.5 million annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 between the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc.. Furthermore, another extension was granted on May 7, 2001 to extend this agreement to December 31, 2002. The first amendment required a minimum annual payment of $2,000,000, which was made during the fiscal year ended February 28, 2001. Upon execution of the second amendment, the Company received a payment of $750,000.

Pursuant to the license agreement, as amended, the Company will receive twenty percent of the ticket, merchandise, sponsorship, and ancillary revenues over $10,000,000. In addition, proceeds from the South American exhibition tour, after deduction of certain related expenses, shall be shared with SFX on a fifty-fifty basis. The license agreement, as amended, requires that certain conservation costs be equally shared between SFX and the Company.

During fiscal year ended February 28, 2001, we removed our artifacts from the TITANIC themed exhibition in Orlando, Florida previously operated by SFX and third parties. At that time, a former officer and director of the Company was an owner in that exhibition.

From 1997 through the present time, exhibitions of objects recovered from the TITANIC were presented in association with the Company in the following cities and countries: Norfolk, Virginia from November 1996 until March 1997; Memphis, Tennessee from April 1997 to September 1997; Hamburg, Germany from May 1997 to September 1998; at the Queen Mary in Long Beach, California from May 1997 to March 1999; in St. Petersburg, Florida from November 1997 to May 1998; in Boston, Massachusetts from July 1998 through November 1998; in Zurich, Switzerland from November 1998 through May 1999; in St. Paul, Minnesota from January 1999 through May 1999; a tour of several cities in Japan from July 1998 through July 1999; Atlantic City, New Jersey from May 1999 until September 1999. Las Vegas, Nevada from January 1999 through October 2000; Chicago, Illinois from February through October 2000; Dallas, Texas from March through June 2000; and Cincinnati, Ohio from November 2000 through March 2001.

Current Exhibitions

SFX is presenting TITANIC exhibits in Seattle, Washington that began in March; Kansas City, Missouri and Baltimore, Maryland which began in April; and Nashville, Tennessee that began in May. The South American tour includes Buenos Aires, Argentina and Santiago, Chile.

MERCHANDISING

The Company has an ongoing arrangement with Events Management, Inc. (the gift shop operator at all domestic Exhibits) and receives monthly payments for certain items that are sold in the Exhibit gift shops, on their web-site and marketed through other channels of distribution. These payments equal ten percent of gross revenue received from sales to third parties and an amount equal to five percent of the retail price on products bearing the Company's logos or incorporating our proprietary rights. The Company participates in all other income from gift shop sales through its contract with SFX. Certain items such as coal recovered from the TITANIC wreck site are sold directly by the Company to third parties including Events Management Inc.

MARKETING

The Company intends to market perfume from the TITANIC, based upon fragrances recovered during Expedition 2000 by awarding licenses to third parties for replication of certain fragrances. It is contemplated that the Company will receive a royalty from the sale of the perfume for granting such licenses. No assurances can be given that such licensing arrangements will be successfully consummated, or if consummated, will result in the Company's receipt of significant revenues. The Company also intends to pursue the direct marketing of merchandise and archive through its web site (http://www.rmsTITANIC.net) and through third parties.

The marketing and promotion of TITANIC Exhibitions is handled and paid by SFX and other third parties involved with the presentation of Exhibits.

EXPEDITIONS TO THE TITANIC

With the depth of the TITANIC wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the site. In its 1987, 1993, 1994, 1996, and 1998 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts were undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team had the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs., to fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with its 1987, 1993, 1994, 1996, and 1998 expeditions to the wreck site, the Company engaged maritime scientists and other professional experts, to assist in the exploration and recovery efforts. Management intends to engage experts from such fields for its future expeditions to the TITANIC, one of which is planned for the summer of 2002.

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

In its most recent recovery operation in Expedition 2000, the Company conducted twenty-eight dives over a four week period that recovered more than 900 items from the wreck site, which included the discovery of a new debris field. Among the artifacts recovered in this expedition, were: the ship's Wheel and Stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bride telephone. Among personal items recovered there included binoculars, a pair of opera glasses, sixty-five intact perfume ampoules belonging to passenger Mr. Adolphe Saalfeld, a camera, bowler hat, first class demitasse and dinner plate. A base for a bronze cherub likely from the Grand Staircase was recovered as well as gilded wood from a balustrade. Of the nine leather bags found, they provided more than one hundred items. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered.

The Company's ability to conduct expeditions to the TITANIC is subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "weather window" for such activities in the North Atlantic. Research and recovery efforts with a manned submersible are presently limited to the availability of the NAUTILE through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To the Company's knowledge, no other submersible with the capability of reaching the depth of the TITANIC is presently commercially available or acceptable to the Company for such chartering. The Company could also conduct operations with unmanned, surface-controlled, remote operated vehicles, which may be available for chartering on suitable terms from other sources.

Danepath Ltd., the Company's wholly-owned United Kingdom subsidiary, acquired the SV Explorer, a research and recovery vessel in June 2000. This ship will be utilized to do future search and recovery work at various wreck sites. The SV Explorer operated as a support vessel during Expedition 2000 to the Titanic.


RESTORATION AND CONSERVATION

Upon recovery from the wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than 89 years, objects have been subjected to the corrosive effects of chlorides present in sea water. The restoration of many of the metal, leather, and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Except for un-restored artifacts that are currently being exhibited, all artifacts recovered from the 1993, 1994, 1996 and 1998 expeditions are either undergoing or have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France.

On May 17, 2001, the Company and Eastern Michigan University announced their partnership in the conservation of the artifacts recovered from the wreck site. Eastern Michigan University is located in Ypsilanti, Michigan and is the fifth largest university in Michigan with an enrollment exceeding 23,000. Among EMU's more than 200 graduate and undergraduate programs, its Historic Preservation Program ranks among the finest. The EMU Regents approved the program in 1979, and in 1989, the program received the coveted "Certificate of Commendation" from the American Association of State & Local History for ten years of nationally recognized performance within the field of historic preservation education.

Dr. Ted Ligibel is the Director of the Historic Preservation Programs and Dr. Lauren Sickels-Taves is assistant professor and head conservator of the TITANIC effort. Dr. Sickels-Taves earned an M.S., Historic Preservation and a Ph.D. in

Architecture.  She has been a pioneer in the application of rigorous  scientific
methodology   and  advanced   technology  to  materials   analysis  in  historic
preservation.

The Company intends to have all its artifacts delivered to EMU for continuing conservation. Presently, all the artifacts recovered during the expedition conducted in 2000 are being preserved at the facility established in co-operation with EMU.

SCIENCE AND ARCHAEOLOGY

TITANIC was a great luxury liner that bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. The Company as salvor-in-possession of the shipwreck, believes that all of these purposes are legitimate and beneficial to society. The Company also believes that the multiple values of TITANIC and its status as a social-cultural icon demand the perspectives of many experts in scientific interpretation and stewardship of the site.

The Company is in the best position to provide for archaeological survey, scientific interpretation, and stewardship of the TITANIC shipwreck. The Company possesses the largest collection of data, information, images, and cultural materials associated with the shipwreck.

Work has already begun with an agreement between the company and Eastern Michigan University for conservation of artifacts from the site. In addition, the Company has developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research, and resource management.

The Company intends to present their collection of knowledge and cultural materials of TITANIC to researchers, educators, and other audiences in the form of a scientific report, associated interactive website, and other intellectual products that advance the purposes of the company. Revenues from the sale of these intellectual products are expected to at least meet the total production costs.

The scientific report will integrate the results of all expeditions to TITANIC wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the TITANIC, which will assist greatly in determining future products in research, materials conservation, and education. The interactive website will virtually share with the world this scientific knowledge as well as its entire collection of cultural materials.

SALVAGE RIGHTS

Pursuant to the judgment entered in the Federal District Court for the Eastern District of Virginia on June 7, 1994, the Company was declared salvor-in-possession of the wreck and wreck site of the TITANIC, the sole and exclusive owner of any items recovered from the TITANIC and, so long as the Company is salvor-in-possession, the sole and exclusive owner of all items recovered from the TITANIC in the future. The Court's judgment includes, without limitation, the contents, cargo, hull, machinery, engine, tackle, apparel, and appurtenances of the TITANIC, and provides that all potential claimants are barred and precluded from filing claims so long as the Company is salvor-in-possession. No other entity has the right to salvage the TITANIC while the Company is salvor-in-possession. To maintain salvor-in-possession status, the Company, among other things must maintain a reasonable presence at the wreck through periodic expeditions and continue salvage efforts and the preservation of artifacts during the period between salvage expeditions.

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

Entities within the United States, United Kingdom, France and Canada are working together to implement an international agreement that could diminish or divest the Company of its salvor-in-possession rights. See Item 3- Legal Proceedings. Management believes that all requirements to maintain its salvor-in-possession status have been satisfied by the Company and will continue to be satisfied in the future. Should the Company not maintain its salvor-in-possession status, other entities could conduct salvage operations and recover items from the TITANIC wreck site. Management believes that salvage operations by other entities, if successful, would not have a material adverse affect upon the Company's exhibition activities.

The loss of exclusive photographic rights could have a materially adverse affect upon the Company's ability to generate revenues from ancillary activities, such as television productions, or passenger cruises accompanying research and recovery expeditions

COMPETITION

The entertainment and exhibition industries are intensely competitive. There can be no assurances given the Company's limited capital resources, that we will be able to compete effectively. Many enterprises with which the Company will be competing have substantially greater resources than the Company. Additionally, following the success of the motion picture "TITANIC" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of TITANIC or involving memorabilia related to its sinking. Although the Company is the only entity that exhibits artifacts recovered from the wreck site of the TITANIC, competition may be encountered from these exhibitions or events for the consumer's interest in TITANIC or the Company's TITANIC exhibitions. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. The Company will emphasize the unique and distinctive perspective of the TITANIC into its exhibits as TITANIC's salvor-in-possession and as the only entity that has ownership rights to objects recovered from the wreck site.

The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management believes that its merchandise will compete primarily because of its unique character and quality.

EMPLOYEES

As of June 1, 2001, the Company had five employees. The Company is not a party to any collective bargaining agreement.

ENVIRONMENTAL MATTERS

The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings, or competitive position.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has its principal executive offices located at Tower Place, 3340 Peachtree Road N.E., Suite 1225, Atlanta, Georgia. This space of approximately 2,759 square feet is used for management, administration, and marketing for its operations. The lease commenced on April 18, 2000 and is for a five-year term and requires base lease payments of $64,836 annually.

The Company has an lease obligation for office space at 401 Corbett Street, Clearwater, Florida. This location previously housed the Company's administrative and marketing activities until those functions were relocated to the Atlanta office. Presently, a sublease has been arranged for this office space that is equivalent to the master lease obligation. The Company's obligation on the master lease is for a five-year term ending May 30, 2005 with annual lease payments of $36,570.

The Company's former office located at 17 Battery Place in New York was closed during April 2000. The obligation under a lease was settled with the landlord during September 2000. The market value of other similar rentals at the New York location were higher than the Company's lease rate.


ITEM 3.  LEGAL PROCEEDINGS

Legal Action by Former Officers and Directors

On November 26, 1999, two of the six members of the Company's Board of Directors, Messrs. Geller and Harris, and others; acting via an action by written consent of the holders of a majority of voting rights of the Company's common stock, in lieu of a meeting; removed Messrs. Tulloch, Hothorn, Nargeolet, and Carlin as Directors of the Company and subsequently Messrs Tulloch and Carlin as Officers.

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

The legal action was resolved on January 21, 2000 with a Settlement Agreement wherein the Company agreed, among other things, to: (a) pay to Messrs. Tulloch and Carlin an aggregate amount of $2,500,000 in three equal installments to be completed within six months of the date of the settlement; (b) allow Messrs. Tulloch and Carlin to submit documented requests for reimbursement of previously un-reimbursed business expenses; (c) review / revise payment information submitted to the Internal Revenue Service with respect to the nature of previously made payments to Mr. Carlin; (d) the authority of Messrs. Tulloch and Carlin to exercise previously issued options to acquire an aggregate of 1,000,000 shares of the Company's common stock and to cause the company to file a Registration Statement with respect to the options and underlying shares of common stock; (e) indemnify the former Officers and Directors who participate in the Settlement Agreement to the full extent of applicable law and to the extent of Officers and Directors Liability under the existing Company policy; and (f) reimburse Messrs. Tulloch and Carlin for the costs of health insurance for a period of 18 months.

Messrs.  Tulloch  and Carlin  agreed,  among  other  things,  to: (a) accept the
$2,500,000 as full monetary payment (with the exception of previously noted un-reimbursed business expenses) for any claims against the Company, Messrs. Geller and Harris and others in connection with this action and amounts otherwise due them in connection with their roles as Officers and Directors of the Company; (b) send appropriate letters to the Company's bank and aforementioned creditor to "unfreeze" corporate funds and to allow operational cash flow to resume; (c) entered into an eighteen month standstill agreement which precludes them from interfering in Company management without the prior approval of the Board of Directors and shareholders; (d) discontinue their efforts to have the TITANIC determined to be a monument and to restrict the removal of materials from the TITANIC wreck site; (e) return all the Company's property in their possession, including records and files, and provide a complete list of Company Artifacts which are located anywhere in the world; (f) provide, for a three month period, cooperation in effecting a professional management transfer; (g) return all monies held in Mr. Carlin's attorney trust account along with an accounting of such; and (h) discontinue access to the Company's internet site and to sell back to the company, at cost, another web site utilizing the name "TITANIC".

At February 29, 2000 accounts payable and accrued liabilities includes a balance of $1,608,000 payable to Messrs. Tulloch and Carlin under the terms of the Settlement Agreement. These obligations were paid during the fiscal year ended February 28, 2001. During the year ended February 29, 2000, $1,672,000 was charged to operations in connection with this Settlement Agreement.

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

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the TITANIC which had been awarded by the Federal District Court for the Eastern District of Virginia

(the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC, that has been re-affirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS TITANIC Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, in a decision by the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts its already owns.

The Company was defendant in an action brought by Suarez Corporation Industries ("SCI") in the United States District Court for the Southern District of New York. Between October 1995 and March 1997, the Company and SCI entered into various agreements providing for the exploitation of artifacts and other merchandise and arranging for a cruise and ancillary events including the financing and sharing of the division of contractual defined profits all with respect to the 1996 Research and Recovery Expedition of the TITANIC by the Company. SCI has brought various claims that included co-salvor status, breach of contract for which SCI is seeking $8,000,000 among other claims. On February 8, 2001, the Company, as defendant, was granted a judgment in its favor as the lawsuit was not timely filed and was time-barred from consideration. Suarez did not appeal this judgment within the prescribed time.

On May 10, 2001, the Company received a subpoena duces tecum from the Securities and Exchange Commission requesting various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other company matters. The Company has not been notified by the SEC of the purpose and nature of the proceedings for which the subpoena duces tecum has been served. The Company will comply with the subpoena. The Company now knows that G. Michael Harris, a former officer and director, had filed a complaint with the SEC. The basis for this knowledge is a letter from Mr. Harris' attorney. Mr. Harris' employment with the Company was terminated because of evidence he misappropriated corporate monies for his own purposes and a complaint has been made to the appropriate law enforcement authorities in Pinellas County, Florida.

On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris has alleged that the Company breached an employment agreement entered into between him and the Company, and that he has been damaged by the breach. The Company has responded to this Complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others, to recover $84,000 of monies that the Company believes were misappropriated and a complaint has been made to the appropriate law enforcement authorities in Pinellas County, Florida. The Company is continuing its investigation of Mr. Harris' conduct while an officer of the Company. The outcome of these matters is uncertain at the present time and the effect they may have on the Company's financial position and results of operations is not currently determinable.

On January 27, 2000, the Company was served with a lawsuit by Oceaneering International, Inc. for monies purportedly owed under a June 27, 2000 contract for maritime services in association with the Company's Expedition 2000. The Company has filed an answer that included a setoff for damages that is sustained and continues to sustain as a result of Oceaneering's acts and omissions. These include Oceaneering's failure to provide an appropriate vessel, equipment and personnel for conducting maritime operations in the North Atlantic for Expedition 2000. The Company is in the discovery stage of this litigation and the outcome of this matter at the present time is uncertain.

On May 3, 2001, the Company was served with a lawsuit by Westgate Entertainment Corporation, a California corporation, and Weyland & Chase Engineering, NV, a Netherlands Antilles corporation, both under the control of John Joslyn, a California resident. In that lawsuit, Mr. Joslyn claims a breach of purported five year, oral, non-cancelable, "pay or play" consulting agreement for $300,000 per year, among other claims. The Company has no written consulting contract with any Joslyn entity. The Company intends to file a counterclaim. This matter is in the preliminary stages and the outcome is uncertain at the present time.


ITEM 4.  SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

None.

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

FISCAL PERIOD
                                           COMMON STOCK

                                HIGH                         LOW
                                BID                          BID

2001

1st Quarter                   2.825                         1.025
2nd Quarter                   3.125                         1.385
3rd Quarter                   1.75                           .56
4th Quarter                   1.4375                         .4125

2000

1st Quarter                   2.875                         1.375
2nd Quarter                   2.56                          1.72
3rd Quarter                   4.375                         1.66
4th Quarter                   3.8125                        2.4375


     (b) HOLDERS. The number of holders of record of the Company's Common Stock as of June 8, 2001 was 1445.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception, and intends to re-invest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the future.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements which have been audited by independent certified public accountants. The financial statements as of February 28, 2001, February 29, 2000, and February 28, 1999 and for each of the three years in the period ended February 28, 2001 is included elsewhere in this Form 10-K.


YEAR ENDED FEBRUARY 28(29)


                                    1997          1998         1999          2000        2001

Statement of Operations Data:
(In thousands, except per share
 and weighted average shares)

   Revenue                         $  1,247       4,658         9,857        6,433       5,699
   Net income (loss)               $    158       3,367         4,063          (21)        (21)
   Income (loss)
      per share (1)                $    .01         .21           .25           -0-        -0-

   Weighted average number of
   common shares
   outstanding                  16,141,950   16,181,868    16,187,128    16,187,128 16,732,991

FEBRUARY 28(29),                   1997           1998         1999          2000        2001
Balance Sheet Data:
  (In thousands)
   Total Assets                    $ 8,005       10,079       13,910       15,372       15,002
   Long Term Obligations                --           --           --           --           --
Total Liabilities                  $ 3,942         2,642       2,410        3,569        2,251
   Shareholders' Equity            $ 4,063         7,437      11,500       11,803       12,751

Selected Quarterly Financial Information (unaudited)
      (in thousands, except per share data)


                              5/31/00    8/31/00     11/30/00    2/28/01

       Revenues               $ 2,158    $ 2,149       $  886    $   506
       Expenses                 1,642      1,817        1,040      1,312
       Net income/(loss)          322        236         (149)      (430)
       Net income/(loss)
        per share                 .02        .01         (.01)      (.02)

                              5/31/99    8/31/99     11/30/99    2/29/00

       Revenues               $ 1,312    $ 1,424     $ 1,882     $ 1,815
       Expenses                   646        778         762       4,381
       Net income/(loss)          427        413         473      (1,334)
       Net income/(loss)
        per share                 .03        .03         .03        (.09)


The Company has declared no cash dividends.

Basic income (loss) per common share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is not presented since there was no effect of potential common shares or the dilution effect of such potential common shares is not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2001 AS COMPARED TO YEAR ENDED FEBRUARY 29, 2000

During its fiscal year ended February 28, 2001 ("2001 fiscal year"), Company's revenues decreased to $5,699,000 from $6,433,000 in the fiscal year ended February 29, 2000 ("2000 fiscal year"). This decrease of approximately 11% as compared to the prior fiscal year is primarily as a result of a decrease of $672,000 in the Company's exhibition and related merchandise sales during its 2001 fiscal year as compared to 2000 fiscal year. The revenue from the Company's SFX agreement has been renegotiated from the original arrangement as a result of the parties experience in the first year of operation. The amendments that the Company has executed more clearly reflect the current realities of the economic prospects of exhibition of its artifacts. The Company is reviewing the opportunity to conduct its own exhibitions in the future. At this time, it is the opinion of management that the present arrangement with SFX is the most effective way to address the revenue producing opportunities of exhibition of its artifacts.

In 2001 fiscal year, there was an aggregate decrease from $297,000 to $235,000, or $62,000, for other revenues as compared to the 2000 fiscal year. Other revenue includes licensing fees, merchandise, and the sale of coal. Licensing fees increased during the 2001 fiscal year because of the recent expedition to the TITANIC wreck site during the summer of 2000. Revenue from merchandise, book and other activities decreased approximately 73% during the 2001 fiscal year as compared to the 2000 fiscal year. This decrease resulted primarily from lower revenues derived from merchandising because of the inclusion of such revenue sources within the amended SFX agreement. The Company's revenue from the sale of coal increased approximately 14% during the 2001 fiscal year as compared to the 2000 fiscal year. Such coal sales are being made directly from the Company's offices to Events Management, Inc for exhibitions. The Company's cost of coal sold increased approximately 33% during the 2001 fiscal year as compared to the 2000 fiscal year as a result of an increase in the volume of coal sales during these corresponding periods.

With the expedition in the summer of 2000, the Company expended $2,107,000 during the 2001 fiscal year for recovering 900 new artifacts from the TITANIC wreck site. These costs increased the carrying value of the artifacts. There was not an expedition to the TITANIC wreck site during the 2000 fiscal year. In addition, the Company incurred approximately $605,000 of expenses relating to this expedition. These expenses are not directly related to artifact recovery operations. Also, the Company incurred $157,000 of expense for a new salvage project in the Pacific Ocean.

General and administrative expenses of the Company decreased $1,747,000, or approximately 28%, from $6,154, 000 in 2000 fiscal year to $4,407,000 in the 2001 fiscal year. During the 2000 fiscal year, the Company settled certain lawsuits, one of which was with former management that included the payment of $1,671,000. In addition, two other litigation matters were resolved by $392,000 charged to operations during the 2000 fiscal year. During the 2001 fiscal year, consulting expenses amounted to $892, 000 from $195,000 in the prior year. Legal expenses declined in the fiscal year 2001 to $944,000 from $1,039,000 in the prior fiscal year.

Operating expenses of $41,000 were incurred during the 2001 fiscal year for the Company's SV Explorer, a 178 foot- 1050 ton, ship acquired in June 2000, exclusive of $204,000 of direct costs for recovery of the artifacts during the Expedition 2000. There are not comparable costs for the 2000 fiscal year. It is estimated that the use of the Company's own vessel resulted in substantial savings during the fifty-three days that this vessel was engaged in that expedition. The SV Explorer delivered the recovered artifacts to Norfolk, Virginia at the end of the expedition for eventual delivery to the conservation facility the Company recently established with Eastern Michigan State University. SV Explorer is owned by Danepath Ltd, a wholly owned subsidiary of the Company. The intent of management is to utilize the SV Explorer for its own salvage and recovery operations when it is not being chartered by other companies The SV Explorer has recently completed one charter and has two additional charter commitments with European companies during this summer.

The Company's depreciation and amortization expenses increased to $587,000 from $303,000, or 94%, during the 2001 fiscal year as compared to the 2000 fiscal year. This increase is primarily attributed to the amortization of certain intangibles which the Company acquired in early 2000 for $900,000. These intangibles are related to prospective salvage opportunities for twelve shipwrecks throughout the world. These intangibles were exchanged in May 2001 for the ownership rights to the "Carpathia".

During the 2000 fiscal year, the Company incurred a impairment loss on exhibitry equipment. There was not a similar expense during the 2001 fiscal year. Total expenses for the fiscal year 2001 decreased to $5,811,000 from $6,567,000, or 12%, which was similar to the decrease in total revenues over the same period.

The Company's loss from operations decreased to $112,000 in the fiscal year 2001 as compared to $134,000 in the fiscal year 2000, a decrease of approximately 16%. Interest income for the 2001 fiscal year amounted to $76,000 as compared to $113,000 in the prior fiscal year. This decrease is attributed to lower interest derived from the Company's interest bearing bank account during the recent fiscal year. During the 2001 fiscal year the Company received other income of $15,000, thus total other income was $81,000 for this year.

The Company's loss before provision for income taxes were $21,000 in the fiscal year 2001 and the same for the 2000 fiscal year. There was no provision for income taxes in either fiscal year. Consequently, the net loss for each of these two fiscal years was $21,000. Basic and diluted earnings per common share were $-0- for both the 2001 and 2000 fiscal years. The weighted average common shares outstanding were 16,732,991 and 16, 187,128 for the 2001 and 2000 fiscal years, respectively.


YEAR ENDED FEBRUARY 29, 2000 AS COMPARED TO YEAR ENDED FEBRUARY 28, 1999

During its fiscal year ended February 29, 2000 (the "2000 fiscal year"), the Company's revenues decreased to $6,433,000 as compared to $9,857,000 in the fiscal year ended February 28, 1999 (the "1999 fiscal year"). This decrease of $3,424,000, or 35%, primarily reflects lower licensing fee income in the 2000 fiscal year. In the 1999 year, licensing fee income benefited from the production and exploitation of audio and visual recordings for the Company's expedition to the TITANIC wreck site during the summer of 1998 in the amount of approximately $3,300,000.

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

General and administrative expenses were $6,154,000 for the 2000 fiscal year as compared to $1,733,000 in the 1999 fiscal year. This increase of $4,421,000, or 255%, is attributed to $2,230,000 incurred for the settlement with previous management that was charged to operations including the related legal expenses, additional legal expenses of $272,000 which were primarily the result of the legal matters surrounding the change in management, the settlement of two litigations for $694,000 including legal expenses, a bad debt expense of $250,000 for the Japan exhibitions, and higher exhibition expenses.

Depreciation and amortization expense for the 2000 fiscal year was $303,000 as compared to $246,000 in the 1999 fiscal year. This increase of $57,000, or 23%, is attributed to the impact of depreciation charges for a full year as depreciation of certain exhibitry in the prior year was only for a part of the full year.

Expenses for expedition costs were only $11,000 for the 2000 fiscal year as compared to $1,845,000 in the 1999 fiscal year. During the 1999 fiscal year the Company undertook the "Summer of 1998 Expedition". There was not an expedition conducted during the 2000 fiscal year.

There was a loss from operations of $134,000 for the 2000 fiscal year as compared to income from operations of $5,818,000 in the 1999 fiscal year. The decrease in income from operations is attributed to the lower revenue for fiscal year 2000 while the Company incurred higher expenses as detailed above.

During the 2000 fiscal year, the Company earned interest income of $113,000 as compared to $52,000 in the prior year. The Company maintained higher cash balances during the 2000 fiscal year.

Income (loss) before provision for income taxes was ($21,000) for the 2000 fiscal year as compared to $5,875,000 in the 1999 fiscal year The Company has a loss of $21,000 for the 2000 fiscal year as compared to net income of $4,063,000 in the 1999 fiscal year. Basic and diluted earnings per common share were $-0-and $0.25 for the 2000 and 1999 fiscal years, respectively. The weighted average common shares outstanding were 16,187,128 for both the 2000 and 1999 fiscal years.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $472,000 for the year ended February 28, 2001 as compared to $2,381,000 in the 2000 fiscal year. This decrease in cash provided by operating activities for this fiscal year is primarily attributed to the reduction in accounts payable and accrued expenses of $1,948,000 during the year.

For the year ended February 28, 2001, cash used in investing activities was $2,883,000 of which $2,107,000 was expended for artifact recovery as the Company conducted an expedition to the TITANIC wreck site during the summer of 2000 and the purchase of property and equipment for $776,000. The property and equipment purchases include $529,000 for the ship, SV Explorer, and related marine equipment, $128,000 for office equipment, and $119,000 for furniture and fixtures.

During late July 2000, the Company borrowed $250,000 from a financing source to provide for its short term needs that was to be repaid from income tax refunds anticipated from the federal government. In September 2000, this loan was repaid with interest.

The Company's net working capital (deficiency) and stockholders' equity were $(854,000) and $12,751,000 at February 28, 2001 as compared to $1,080,000 and
$11,803,000 at February 29, 2000. The Company's current ratio was .6 at February 28, 2001 as compared to 1.3 at February 29, 2000. The present working capital situation is attributed the investment that management has made to provide for new sources of revenue. These include the utilization of our ship, the SV Explorer, for both ship charter engagements, and thereby reduce expenses relating to using this vessel for our own salvage and recovery operations. These operations will be conducted within the Company's wholly owned United Kingdom subsidiary, Danepath Limited. Management expects future income to offset costs of its internally planned operations.

Management plans to continue the exploration of the TITANIC and an expedition is planned for the summer of 2002 to recover artifacts. With this business strategy and the development of its Danepath operations, management believes it is focusing on the key elements necessary for the Company to be both profitable and successful over the long-term.

Management expects that it will be able to arrange for the financial resources, including licensing arrangements, to properly execute its strategic plan, although no assurances can be given that it will be successful in such endeavors.

The Company has sufficient working capital to meet its planned needs for the next twelve months without any significant additional funding. The exhibition tour agreement with a subsidiary of SFX Entertainment, Inc., as amended, requires a minimum of $2,000,000 annually for the grant of exhibition rights for a one-year period commencing November 14, 2001. On May 7, 2001 the second amendment to the Exhibition Tour Agreement was executed between SFX and the Company.

In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the TITANIC wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions to maintain its salvor-in-possession status. The Company plans to conduct a dive in the summer of 2002. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from the grant of licenses to produce television programming and/or the grant of expedition sponsorship rights. No assurances can be given that such financing will be available on satisfactory terms.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the fiscal year ended February 28, 2001, there were fluctuations in the exchange rates with respect to foreign currencies in which the Company transacts business that resulted in the Company realizing a foreign currency translation loss of $31,000. Future losses may be realized as the Company develops its Danepath business operation. Although the Company's financial arrangements with its foreign vendors and exhibition organizers have been based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.



ITEM 8.  FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Independent Auditor's Report                                               F-1

Consolidated Balance Sheet at February 29, 2000
and February 28,2001                                                       F-2

Consolidated Statement of Operations and Comprehensive
Operations for the years ended
February 28 (29), 1999, 2000 and 2001                                      F-3

Consolidated Statement of Stockholders' Equity for the years ended
February 28(29), 1999, 2000 and 2001                                       F-4

Consolidated Statement of Cash Flows for the years ended
February 28(29), 1999, 2000 and 2001                                       F-5

Notes to Consolidated Financial Statements                                 F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  MANAGEMENT

OFFICERS AND DIRECTORS

The directors, executive officers, and significant employees of the Company are:

Name                    Age         Position
----                    ---         --------
Arnie Geller            60          President, Chief Executive Officer, Director

Gerald Couture          55          Vice President, Secretary,  Director and
                                    Chief Financial Officer

Nick N. Cretan          66          Director

Doug Banker             49          Director


Arnie Geller serves as President and as a director of the Company from his reappointment in November 1999 as an officer of the Company. Previously he served as President from May 1993 to May 1995, and has served as a director of the Company since May 26,1999. Prior to 1993, Mr. Geller had principally been engaged in various executive capacities in the record industry for approximately 27 years. Mr. Geller was a self-employed corporate consultant prior to his appointment as President of the Company.

Gerald Couture serves as Vice President- Finance, Chief Financial Officer and director of the Company since April 2000. Mr. Couture is a partner and principal, in Couture & Company, Inc., a private corporate financial consulting firm formed in 1973. Over the last twenty-five years, Mr. Couture has, through his consulting firm, been involved in public offerings, mergers and acquisitions, venture capital investing, crisis management, reorganizations and the financial management a number of growth enterprises. Mr. Couture is a director and officer of Thermacell Technologies, Inc. and Alpha Resources, Inc., both registered reporting entities. Mr. Couture has a MBA from Temple University, Philadelphia, and a B.S. in Chemical Engineering from the University of Massachusetts.

Nick Cretan has served as a Director of the Company since April 2000. Mr. Cretan has more than thirty years of management experience including his present position as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and as Executive Director of the American Merchant Marine Memorial Foundation. Previously he served as Deputy Director of the San Francisco Marine Exchange and staff assistant at the National Federation of Independent Business.

Doug Banker has served as a Director of the Company since August 2000. Mr. Banker has more than twenty-five years experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; the development and management of concerts and similar events. Mr. Banker is the manager and principal stockholder in Skillet Records, LLC, an independent record label business that provides national distribution for music artists. Mr. Banker also has authored several significant software programs that have achieved commercial success and which he has been involved with the management of the enterprises created for their commercialization. Mr. Banker was President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.

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

The Board of Directors held eleven meetings during the fiscal year ended February 28, 2001, At the present time, the Company has no nominating, executive, or compensation committees. The full board presently functions as the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation paid to the executive officers of the Company for the fiscal years ended February 28, 1999, February 29, 2000 and February 28, 2001.


                                                                    Long-Term
                                                                   Compensation
                                                                   -------------
                                                                                        Common
Name                                                                  Other             Shares
and                                      Year                         Annual          Subject to
Principal                           Ended February                    Compen-           Options
Position                               28th(29th)        Salary       sation            Granted
----------------------              ---------------      ------    -------------      ----------
Former
Officers:

George Tulloch(1)
Former President and Chief
Financial Officer                       2001               -0-         $3,270               -0-
                                        2000          $210,000            -0-           500,000
                                        1999          $120,000            -0-               -0-


Allan Carlin(1)
Former Secretary and General
Counsel                                 2001          $ 48,000         $8,911               -0-
                                        2000          $220,000            -0-               -0-
                                        1999          $215,000            -0-           500,000


G. Michael Harris (2)
Former Vice President and Chief
Operating Officer                       2001          $325,000          $ 710               -0-
                                        2000           $79,200            -0-               -0-
                                        1999               -0-            -0-               -0-

Current Officers:

Arnie Geller(3) (4)
President and Chief
Executive Officer                       2001          $292,220        $22,759           875,000
                                        2000           $79,200            -0-               -0-
                                        1999               -0-            -0-               -0-


Gerald Couture(5)
Vice President Finance
Chief Financial Officer                 2001         $ 100,769        $ 5,905           375,000
                                        2000               -0-            -0-               -0-
                                        1999               -0-            -0-               -0-

(1) Messrs Tulloch and Carlin served as directors and officers of the Company until November 26, 1999. See "LEGAL PROCEEDINGS." The above table excludes settlement payments made to Messrs. Tulloch and Carlin. See LEGAL PROCEEDINGS- Legal Action by Former Officers and Directors

(2)  Mr.  Harris was appointed  Executive  Vice  President  and Chief  Operating
     Officer of the Company on November 26, 1999. Mr. Harris was elected a director on August 9, 1999. Mr. Harris' employment was terminated on August 27, 2000 and he was removed from the Board of Directors on September 12, 2000. During the year, Mr. Harris was issued a stock option which was cancelled at the time of this termination. See "LEGAL PROCEEDINGS."

(3) Mr. Geller was appointed President and Chief Executive Officer of the Company on November 26, 1999. Mr. Geller was elected a director on August 9, 1999 The Employment Agreement between the Company and Mr. Geller provides for an annual base salary of $300,000. At Mr. Geller's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Geller has been granted a stock option to purchase 500,000 shares of the Company's common stock at a price of $1.75 per share which was the closing price of the stock on June 28, 2000. Mr. Geller has also been granted a stock option to purchase 375,000 shares of the Company's common stock at a price of $1.15 per share which was the closing price of the stock on January 26, 2001. Both these options expire in ten years.

(4) In February 2000, the Company paid accrued salary to Mr. Geller of $400,000 for the period May 1993 to May 1995, during which time Mr. Geller served as President.

(5) On April 25, 2000, the Company engaged Mr. Couture as its Chief Financial Officer. The Employment Agreement between the Company and Mr. Couture provides for an annual base salary of $120,000. At Mr. Couture's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Couture has also been granted a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the closing price of the stock on April 24, 2000. In addition, Mr. Couture was granted a option to acquire 75,000 shares of common stock at a price of $1.15 which was the closing price of the common stock on January 26, 2001. Both these options expire in ten years.

Option Exercises and Holdings

Stock options granted to Mr. Tulloch during the fiscal year ended February 29, 2000 consist of options to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 with an expiration of May 26, 2004.

No executive officer of the Company exercised any stock options during the fiscal year ended February 28, 2001.

Compensation of Directors

The Company presently compensates all directors by issuing 25,000 shares of common stock for appointment as a director and subsequently, options to purchase common stock of the Company for each year of service. On January 27, 2000 each director was granted an option to purchase 75,000 shares of the common stock of the Company at an exercise price of $1.15 which was the closing price of the Company's common stock as of January 26, 2001. The purpose of this grant of options and shares of common stock was to align the interests of the directors with that of the Company's shareholders.


ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table enumerates, as of June 12, 2001, the name, address, and ownership, both by numerical holding and percentage of interest, of each beneficial owner or more than five percent (5%) of the Company's outstanding Common Stock, the directors of the Company, individually, and its directors and executive officers as a group.


                                                     Amount
Name and Address of                               Beneficially      Common Stock
Beneficial Owner                          Class      Owned           Percentage
-------------------                       -----      -----           ----------

Joe Marsh (1)                             Common   3,327,363            19.0
605 Southside Drive
Akron, Ohio  44317

William S. Gasparrini                     Common   2,328,937            13.5
23 Oak Street
Greenwich, CT06831

Arnie Geller (2)
c/o RMS Titanic, Inc.                     Common   1,475,000             8.7
3340 Peachtree Road, N.E, Suite 1225.
Atlanta, GA 30326

Lawrence A. D'Addario                     Common     923,566             6.0
3 Pray Trust #2
Box 78
Quechee, VT 05059

Nick Cretan (3)                           Common     100,000              --
Suite 913
17 Battery Place
New York, NY 10004

Stephen Sybesma                           Common   1,000,000             5.6
9658 Springstone Rd.
McCordsville, IN 46005

Gerald Couture (4)                        Common     375,000             2.2
901 Chestnut Street, Suite A
Clearwater, FL 33767

Doug Banker (5)                           Common     136,000              --
6508 Crane Road
Ypsilanti, MI 48197

All Officers and Directors as a Group     Common   2,050,000            12.1
   (4 persons)

(1) Includes Mr. Marsh's latest Form 4 filing and the recent issuance by the Company of 25,000 shares of common stock for re-imbursement of indemnified expenses.
(2) Common stock held as tenancy by the entireties with his wife. Excludes options to purchase 875,000 shares of common stock.
(3)  Includes options to purchase 75,000 shares of common stock.
(4)  Includes options to purchase 375,000 shares of common stock; 375,000.
(5)  Includes options to purchase 75,000 shares of common stock.


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

At the present time, two officers who are also on the Board of Directors, and the two other directors have not filed their Forms 3 and 4 for the fiscal year ended February 28, 2001. The Company is aware of one beneficial owner of more than 10% of the Company's Common Stock who has not filed a report as required by
Section 16 of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended February 28, 2001, the Company entered into an amended agreement with a subsidiary of SFX Entertainment, Inc., pursuant to which, among other things, the Company licensed to SFX the worldwide rights to exhibit the Company's TITANIC artifacts for fourteen and one-half months, commencing September 15, 2000 (the "License Agreement").

On January 27, 2001, the Company entered into an agreement with International Institute of Oceanographic Exploration, LLC ("IIOE"), a British Virgin Islands company, to co-venture to search, identify and salvage shipwrecks located in certain territorial waters in the Pacific Ocean. The president of the Company holds an equity interest in this company. IIOE has an agreement with a governmental agency to conduct marine survey operations that includes searching for and recovering shipwrecks and their contents. The Company agreed to finance a marine survey operation utilizing its personnel. The Company's financial commitment is for a maximum of $250,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditor's Report                                               F-1

Consolidated Balance Sheet at February 29, 2000
and February 28, 2001                                                      F-2

Consolidated  Statement of Operations
and Comprehensive Operations  for the years ended
February 28(29), 1999, 2000 and 2001                                       F-3

Consolidated  Statement of Stockholders' Equity
for the years ended February 28(29), 1999, 2000 and 2001                   F-4

Consolidated  Statement of Cash Flows for the years ended
February 28(29), 1999, 2000 and 2001                                       F-5

Notes to Financial Statements                                              F-7

(b)  Reports on Form 8-K

1. Form 8-K filed on September 7, 2000 containing termination of employment of G. Michael Harris as Executive Vice President and Chief Operating Officer.

2. Form 8-K filed on September 14, 2000 containing the change of by-laws to remove a director for cause and the removal of G. Michael Harris as a director.

(c)  Exhibits.

3.1     Articles of Incorporation, as amended.

4.1     First Amendment to By-Laws of the Registrant.

4.2     Second Amendment to By-Laws of the Registrant.

9.1 Voting Trust Agreement among Titanic Ventures Limited Partnership, George Tulloch, Allan H. Carlin, Arnie Geller, G. Michael Harris, Kurt Hothorn, Cheryl Hothorn, Westgate Entertainment Corp., Anne A. Hill, Diane Carlin, Shirley A. Hill, James A. Hill, and D. Michael Harris.

10.1.1  Lease  Agreement   between  the  Company  and  17  Battery  Place  North
        Associates.

10.1.2  Lease Agreement between the Company and Tower Park Place

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

10.9 Amendment to Agreement dated April 15, 1997 between the Company and CRE-CO Finanz GmbH.

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

10.19   Agreement  dated  September 25, 1998 between the Company and Media Rare,
        Inc.

10.20 Promissory Note dated January 5, 1999 executed by George Tulloch in favor of the registrant.

10.21 Pledge Agreement dated January 5, 1999 between George Tulloch and the registrant.

10.22.1 Exhibition Tour Agreement dated March 31, 1999 between the Company and Magicworks Entertainment Inc. is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended May 31, 1999.

10.22.2 Agreement dated April 18, 2000 by and among Whitestar Marine Recover, Ltd. Argosy International, ltd. Graham Jessop and the Company.

10.22.3 Agreement dated April 18, 2000 by and among the Company, Argosy International, Inc. and Graham Jessop.

10.23   Lease dated March 27, 2000 for offices in Atlanta, Georgia.

10.23.1 Employment Agreement dated April 25, 2000 between the Company and Gerald Couture.

10.23.2 Stock Option Agreement dated April 25, 2000 between the Company and Gerald Couture.

10.23.3 Employment Agreement dated June 29, 2000 between the Company and Arnie Geller is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended August 31, 2000.

10.23.4 Stock Option Agreement dated June 29, 2000 between the Company and Arnie Geller is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended August 31, 2000.

10.23.5 Employment Agreement dated June 29, 2000 between the Company and G. Michael Harris is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended August 31, 2000..

10.23.6 Stock Option Agreement dated June 29, 2000 between the Company and G. Michael Harris is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended August 31, 2000.

10.24   The Company's 2000 Stock Option Plan.

10.30 Exhibition Agreement dated April 5, 1999 between the Company and Adamar New Jersey, Inc. is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended May 31, 1999.

10.31 Amendment to Exhibition Tour Agreement, dated September 18, 2000, between the Company and SFX Family Entertainment Inc.

10.32 Second Amendment to Exhibition Tour Agreement, dated May 7, 2001 between the Company and SFX Family Entertainment Inc. is incorporated by reference to the Company's report on Form 10-Q for fiscal quarter ended August 31, 2000.

10.33 Agreement dated December 1, 2000 between International Institute of Oceanographic Exploration, LLC and the Company.

10.34   Reserved

10.35   Reserved

99      Additional Exhibits

        Subsidiaries of RMS TITANIC

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RMS TITANIC, INC.

June 15, 2001                           By: /s/ Arnie Geller
                                        ---------------------------------------
                                        Arnie Geller, President and Chief
                                        Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Arnie Geller                                     June 15, 2001
-----------------------------
Arnie Geller, President.
Chief Executive Officer, Director

/s/ Gerald Couture                                   June 15, 2001
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director

/s/ Nick Cretan                                      June 15, 2001
-----------------------------
Nick Cretan, Director

/s/ Doug Banker                                      June 15, 2001
-----------------------------
Doug Banker, Director

RMS TITANIC, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2001

                                             RMS TITANIC, INC. AND SUBSIDIARIES


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Independent Auditor's Report                                                     F-1


Consolidated Financial Statements:

   Consolidated Balance Sheet at February 29, 2000 and February 28, 2001         F-2

   Consolidated Statement of Operations and Comprehensive Operations for the
    Years Ended February 28, 1999, February 29, 2000 and February 28, 2001       F-3

   Consolidated Statement of Stockholders' Equity for the Years Ended
    February 28, 1999, February 29, 2000 and February 28, 2001                   F-4

   Consolidated Statement of Cash Flows for the Years Ended February 28, 1999,
    February 29, 2000 and February 28, 2001                                      F-5 - F-6

   Notes to Consolidated Financial Statements                                    F-7 - F-21


INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying consolidated balance sheets of RMS Titanic, Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the related statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 4, 2001


                                                                          RMS TITANIC, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------

                                                                         February 29,         February 28,
                                                                            2000                  2001
-------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                             $  3,065,000        $     623,000
  Accounts receivable                                                        371,000               36,000
  Prepaid and refundable taxes                                             1,163,000              585,000
  Prepaid expenses and other current assets                                   50,000              153,000
-------------------------------------------------------------------------------------------------------------

      Total current assets                                                 4,649,000            1,397,000

Artifacts Recovered, at cost                                               9,175,000           11,282,000

Deferred Income Tax Asset                                                    634,000              303,000

Property and Equipment, net of accumulated depreciation
 of $622,000 and $936,000, respectively                                      866,000            1,328,000

Other Assets                                                                  48,000              692,000
-------------------------------------------------------------------------------------------------------------
      Total Assets                                                      $ 15,372,000        $  15,002,000
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  2,886,000        $     938,000
  Deferred income tax liability                                               79,000               72,000
  Deferred revenue                                                           604,000            1,241,000
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                            3,569,000            2,251,000
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,187,128 and 16,947,928 shares, respectively       2,000                2,000
  Additional paid-in capital                                              14,240,000           15,240,000
  Accumulated other comprehensive operations                                       -              (31,000)
  Accumulated deficit                                                     (2,439,000)          (2,460,000)
-------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                 11,803,000           12,751,000
-------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                         $ 15,372,000       $   15,002,000
=============================================================================================================

See Notes to Financial Statements


                                                                          RMS TITANIC, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS
-------------------------------------------------------------------------------------------------------------

                                                           February 28,      February 29,       February 28,
Year ended                                                     1999              2000               2001
-------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related merchandise sales               $  5,460,000      $  6,136,000       $  5,464,000
  Licensing fees                                             3,495,000            17,000            108,000
  Merchandise and other                                        680,000           221,000             60,000
  Sale of coal                                                 222,000            59,000             67,000
-------------------------------------------------------------------------------------------------------------
Total revenue                                                9,857,000         6,433,000          5,699,000
-------------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative                                 1,733,000         6,154,000          4,407,000
  Depreciation and amortization                                246,000           303,000            587,000
  Expedition costs attributable to licensing fees            1,845,000            11,000            763,000
  Cost of merchandise sold                                      46,000            18,000              5,000
  Cost of coal sold                                             19,000             6,000              8,000
  Operating costs                                                    -                 -             41,000
  Impairment loss on exhibitry equipment                       150,000            75,000                  -

-------------------------------------------------------------------------------------------------------------
Total expenses                                               4,039,000         6,567,000          5,811,000
-------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                5,818,000          (134,000)          (112,000)

Other income:
  Interest                                                      52,000           113,000             76,000
  Other                                                          5,000                 -             15,000
-------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes              5,875,000           (21,000)           (21,000)

Provision for income taxes                                   1,812,000                 -                  -
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   4,063,000      $    (21,000)       $   (21,000)
=============================================================================================================

Earnings per common share, basic and diluted             $         .25      $        -0-        $       -0-
=============================================================================================================

Weighted-average number of
 common shares outstanding                                  16,187,128        16,187,128         16,732,991
=============================================================================================================

Net income (loss)                                        $   4,063,000      $    (21,000)       $   (21,000)

Other comprehensive operations:
  Foreign currency translation                                       -                 -            (31,000)
-------------------------------------------------------------------------------------------------------------
Comprehensive net income (loss)                          $   4,063,000      $    (21,000)       $   (52,000)
=============================================================================================================

See Notes to Financial Statements


                                                                                       RMS TITANIC, INC. AND SUBSIDIARIES

                                                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

Years ended February 28, 1999, February 29, 2000 and February 28, 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated
                                                Common Stock     Additional       Other
                                             Number               Paid-in     Comprehensive Accumulated    Stockholders'
                                           of Shares    Amount    Capital       Operation     Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------
Balance as of March 1, 1998                16,187,128   $2,000 $13,916,000             -    $(6,481,000)  $  7,437,000

Net income                                          -       -            -             -      4,063,000      4,063,000
---------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 1999            16,187,128   2,000   13,916,000             -     (2,418,000)    11,500,000

Issuance of compensatory stock options              -       -      133,000             -              -        133,000

Common stock to be issued in settlement
 of litigation                                      -       -      191,000             -              -        191,000

Net loss                                            -       -            -             -        (21,000)       (21,000)
---------------------------------------------------------------------------------------------------------------------------

Balance as of February 29, 2000            16,187,128   2,000    14,240,000            -     (2,439,000)    11,803,000

Common stock issued for acquisition of
 intangibles                                 600,000        -       900,000            -              -        900,000

Issuance of common stock in settlement
 of litigation as of February 29, 2000       100,000        -             -            -              -              -

Issuance of common stock for services         60,000        -       100,000            -              -        100,000

Foreign currency translation adjustment            -        -             -     $(31,000)             -        (31,000)

Net loss                                           -        -             -            -        (21,000)       (21,000)

---------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2001           16,947,128   $2,000   $15,240,000     $(31,000)   $(2,460,000)   $12,751,000
===========================================================================================================================

See Notes to Financial Statements


                                                                                    RMS TITANIC, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                           February 28,    February 29,   February 28,
Year ended                                                                    1999            2000           2001
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $  4,063,000   $   (21,000)     $    (21,000)
-----------------------------------------------------------------------------------------------------------------------
  Adjustments  to reconcile  net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                            246,000       303,000           599,000
    Impairment loss on exhibitry equipment                                   150,000        75,000                 -
    Amortization of deferred revenue                                         (15,000)      104,000                 -
    Noncash settlements                                                            -       191,000                 -
    Noncash exhibition revenue                                              (750,000)            -                 -
    Issuance of common stock for services                                          -             -           100,000
    Issuance of compensatory stock options                                         -       133,000                 -
    Net deferred income tax benefit (expense)                               (509,000)      (46,000)          324,000
    Other                                                                    (57,000)       (3,000)                -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          (1,005,000)    1,274,000           335,000
      (Increase) decrease in prepaid and refundable taxes                   (383,000)     (734,000)          578,000
      Decrease (increase) in prepaid expenses and other current assets      (179,000)      129,000          (103,000)
      Decrease in other assets                                                     -             -           (29,000)
      Increase (decrease) in income taxes payable                           (144,000)            -                 -
      Increase in deferred revenue                                           500,000             -           637,000
      Increase (decrease) in accounts payable and accrued liabilities       (573,000)      976,000        (1,948,000)
-----------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                 (2,719,000)    2,402,000           493,000
-----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          1,344,000     2,381,000           472,000
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Artifact recovery costs                                                 (1,500,000)            -        (2,107,000)
  Purchases of property and equipment                                       (124,000)      (36,000)         (776,000)
-----------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                 (1,624,000)      (36,000)       (2,883,000)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from debt                                                               -             -           250,000
  Repayment of debt                                                                -             -          (250,000)
-----------------------------------------------------------------------------------------------------------------------
        Cash used in financing activities                                          -             -                 -
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            -             -           (31,000)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (280,000)    2,345,000        (2,442,000)

Cash and cash equivalents at beginning of year                             1,000,000       720,000         3,065,000
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $    720,000   $ 3,065,000      $    623,000
=======================================================================================================================


Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                            $  2,355,000   $ 1,207,000      $        -0-
=======================================================================================================================

(continued)

See Notes to Financial Statements

                                                                                    RMS TITANIC, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                           February 28,    February 29,   February 28,
Year ended                                                                    1999            2000           2001
-----------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing and
 investing activities:
  Property and equipment acquired in settlement of certain
   exhibition obligations                                               $    750,000   $     - 0 -       $    - 0 -

=======================================================================================================================

  Noncash purchases of property and equipment                           $     77,000   $     - 0 -       $    - 0 -
=======================================================================================================================

  Issuance of compensatory stock options                                $      - 0 -   $   133,000       $    - 0 -
=======================================================================================================================

  Common stock to be issued in settlement litigation                    $      - 0 -   $   191,000       $    - 0 -
=======================================================================================================================

  Common stock issued for intangible assets                             $      - 0 -   $     - 0 -       $  900,000
=======================================================================================================================

See Notes to Financial Statements

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Since August 1987, the Company has completed six expeditions and dives to the wreck of the Titanic and has recovered over 6,000 artifacts, a section of the Titanic's hull and coal used on the Titanic.

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

Under the 1998 Charter Agreement with the Institute of France for the Research and Exploitation of the Sea ("IFREMER"), the Company is contractually restricted from selling certain Artifacts except to an entity that will make them available for exhibition to the public, as defined.

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (ii) other material factors that affect the continuity of the business.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to the Company's expeditions, is recognized at the time that the expedition and dive take place.

Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

Revenue from the granting of sponsorship rights related to the Company's expeditions and dives is recognized at the completion of the expedition.

Revenue sharing from the sale of Titanic-related products by third parties is recognized when the item is sold.

Revenue from license agreements is recognized pro-rata over the life of the agreements. Amounts received in excess of amounts earned are shown as deferred revenue.

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

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Procedures Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


stock awards, warrants and other, is not presented for the years ended February 28, 1999, February 29, 2000 and February 28, 2001 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

All amounts in the accompanying financial statements have been rounded to the nearest thousand dollar.


2. CORPORATE GOVERNANCE, DIRECTORS, OFFICERS AND OTHER MATTERS:

On November 26, 1999, two of the then six members of the Company's board of directors, Mr. Geller and Mr. Harris, acting via an action by written consent of the holders of a majority of voting rights of the Company's common stock, in lieu of a meeting, removed Messrs. Tulloch, Hothorn, Nargeolet and Carlin as directors of the Company and subsequently Messrs. Tulloch and Carlin as officers.

The removed officers and directors brought an action in the United States District Court for Connecticut against Messrs. Geller and Harris and others seeking to obtain a judicial reversal of their removal from office. Because of the uncertainty as to the individuals who could conduct business on behalf of the Company during the time from November 26, 1999 to the resolution of the dispute, the Company's bank stopped honoring checks and froze all funds on deposit. In addition, a creditor notified the Company that it would not tender a $2,000,000 payment otherwise due and payable until the dispute among current and former directors was resolved or settled.

The legal action was resolved on or about January 21, 2000 with a Settlement Agreement whereby the Company agreed, among other things, to: (a) pay to Messrs. Tulloch and Carlin an aggregate amount of $2,500,000 in three equal installments to be completed within six months of the date of the settlement; (b) allow Messrs. Tulloch and Carlin to submit documented requests for reimbursement of previously unreimbursed business expenses; (c) review/revise payment information submitted to the Internal Revenue Service with respect to the nature of payments previously made to Mr. Carlin; (d) give Messrs. Tulloch and Carlin the authority to exercise previously issued options to acquire an aggregate of 1,000,000 shares of the Company's common stock and to cause the Company to file a Registration Statement with respect to the options and underlying shares of common stock; (e) indemnify the former officers and directors who participate in the Settlement Agreement to the full extent of applicable law and to the extent of officers' and directors' liability under the existing Company policy; and (f) reimburse Messrs. Tulloch and Carlin for the costs of health insurance for a period of 18 months.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Messrs.  Tulloch  and Carlin  agreed,  among  other  things,  to: (a) accept the
$2,500,000 as full monetary payment (with the exception of previously noted unreimbursed business expenses) for any claims against the Company, Messrs. Geller and Harris and others in connection with this action and amounts otherwise due them in connection with their roles as officers and directors of the Company; (b) send appropriate letters to the Company's bank and aforementioned creditor to "unfreeze" corporate funds and to allow operational cash flow to resume; (c) enter into an 18-month standstill agreement which precludes them from interfering in Company management without the prior approval of the board of directors and shareholders; (d) discontinue their efforts to have the Titanic determined to be a monument and to restrict the removal of materials from the Titanic wreck site; (e) return all the Company's property in their possession, including records and files, and provide a complete list of Company Artifacts which are located anywhere in the world; (f) provide, for a three-month period, cooperation in effecting a professional management transfer;
(g) return all monies held in Mr. Carlin's attorney trust account along with an accounting of such; and (h) discontinue access to the Company's Internet site and to sell back to the Company, at cost, another Web site utilizing the name "Titanic."

At February 29, 2000, accounts payable and accrued liabilities include a balance of $1,608,000 payable to Messrs. Tulloch and Carlin under the terms of the Settlement Agreement. At February 28, 2001, there were no amounts due under the terms of the Settlement Agreement. During the year ended February 29, 2000, $1,672,000 was charged to operations in connection with this Settlement Agreement.

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

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                     February 29,    February 28,     Estimated
                                        2000            2001        Useful Life
--------------------------------------------------------------------------------

Exhibitry equipment                 $1,385,000      $1,378,000         5 years
Office equipment                        58,000         175,000         5 years
Marine vessel and related equipment          -         529,000   5 to 10 years
Furniture and fixtures                  45,000         182,000         5 years
--------------------------------------------------------------------------------
                                     1,488,000       2,264,000
Less accumulated depreciation          622,000         936,000
--------------------------------------------------------------------------------
                                    $  866,000      $1,328,000
================================================================================


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


Accounts payable and accrued liabilities consist of the following:

                                                    February 29,    February 28,
                                                        2000            2001
--------------------------------------------------------------------------------

Accrued amounts under Settlement Agreement            $1,608,000             -
Amounts payable for professional and consulting fees     694,000      $492,000
Common stock to be issued                                      -       235,000
Other miscellaneous liabilities                          584,000       211,000
--------------------------------------------------------------------------------
                                                      $2,886,000      $938,000
================================================================================


5. INCOME TAXES:

The provision for income taxes consists of the following components:

                         February 28,        February 29,        February 28,
    Year ended              1999                2000                 2001
--------------------------------------------------------------------------------

    Current:
     Federal              $1,761,000                 -            $(257,000)
     State and local         560,000          $ 46,000              (35,000)
--------------------------------------------------------------------------------
                           2,321,000            46,000             (292,000)
--------------------------------------------------------------------------------

    Deferred:
     Federal                (386,000)          (86,000)             257,000
     State and local        (123,000)           40,000               35,000
--------------------------------------------------------------------------------
                            (509,000)          (46,000)             292,000
--------------------------------------------------------------------------------
                          $1,812,000          $  - 0 -            $   - 0 -
================================================================================

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                     February 28,  February 29,  February 28,
Year ended                               1999         2000          2001
--------------------------------------------------------------------------------

Statutory federal income tax rate        34.0 %      (34.0)%      (34.0)%
Effect of federal graduated tax
 rates                                      -       (293.6)        (5.2)
State income taxes, net of federal
 benefit                                  9.5        327.6          6.0
Valuation allowance of temporary
 differences                             (8.7)           -            -
Foreign tax credits                      (2.0)           -            -
Other, net                               (2.0)           -         33.2
--------------------------------------------------------------------------------
    Effective income tax rate            30.8 %      - 0 - %      - 0 - %
================================================================================

The net deferred income tax asset consists of the following:

                                                February 29,       February 28,
                                                   2000                2001
--------------------------------------------------------------------------------

Deferred tax asset - expenses not currently
 deductible                                      $634,000           $303,000
Deferred tax liability - depreciation             (79,000)           (72,000)
--------------------------------------------------------------------------------
    Net deferred tax                             $555,000           $231,000
================================================================================


A valuation allowance of 100% of the deferred income tax asset had been provided at February 28, 1998 due to the uncertainty of future realization of net operating loss carryforwards. During the year ended February 28, 1999, the entire valuation allowance was reversed due to the increased earnings of the Company. Based on management's assessment, it is more likely than not that all the deferred tax assets will be realized through future taxable earnings.


6. STOCKHOLDERS' EQUITY:

Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. Through February 28, 2001, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There are 5,556 warrants outstanding as of February 28, 2001.

During the year ended February 28, 2001, the Company issued 100,000 shares of common stock to a third party as settlement of certain litigation.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


In April 2000, the Company acquired certain intangible assets in exchange for 600,000 shares of its common stock valued at $900,000 after giving effect to certain restrictions placed on such common stock. Concurrently, the Company entered into an agreement for the services of an individual to January 3, 2003. Since the individual will assist the Company in exploiting the intangible assets acquired, the assets are being amortized over the term of the individual's service agreement. The assets are included in other assets in the accompanying balance sheet. Amortization expense for the year ended February 28, 2001 and accumulated amortization at February 28, 2001 amounted to approximately $285,000.


7. STOCK OPTIONS:


Transactions relating to stock options are as follows:

                                                                Weighted-
                                          Number of              Average
                                          Shares and             Exercise
                                           Options                Price
                                         Exercisable            per Share
--------------------------------------------------------------------------------

   Balance at March 1, 1998                830,000                $1.33

Canceled                                  (500,000)               $1.25
Granted                                    500,000                $1.25
--------------------------------------------------------------------------------

   Balance at February 28, 1999            830,000                $1.33

Expired                                   (330,000)               $1.46
Granted                                    500,000                $2.00
--------------------------------------------------------------------------------

   Balance at February 29, 2000          1,000,000                $1.63

Canceled                                  (500,000)               $1.15
Granted                                  2,150,000                $1.79

--------------------------------------------------------------------------------
   Balance at February 28, 2001          2,650,000                $1.60
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

During the year ended February 28, 2001, the Company granted to an employee options, expiring March 31, 2003, to acquire: (a) 83,333 shares of the Company's common stock at an exercise price of $3.00 per share; (b) 83,333 shares of the Company's common stock at an exercise price of $4.00 per share; and (c) 83,334 shares of the Company's common stock at an exercise price of $5.00 per share.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


In April 2000, the Company adopted an incentive stock option plan (the "Plan") under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors or consultants. The exercise price will be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. As of February 28, 2001, options to purchase 1,400,000 shares of common stock have been granted under the Plan.

In April 2000, the Company granted an officer/director a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the market value of the stock at the time of grant. The option expires in 10 years.

In June 2000, the Company granted an option to purchase 500,000 shares of the Company's common stock at $1.75 per share to its President and Chief Executive Officer. This option has a 10-year maturity.

In June 2000, the Company granted an option to purchase 500,000 shares of the Company's common stock at $1.75 per share to an officer and director. Subsequently, this option was cancelled.

In January  2001,  options  were issued to employees  and  directors to purchase
600,000 shares of common stock at $1.15 per share. The options expire in 10 years.

The following table summarizes the information about stock options outstanding at February 28, 2001:

                               Options Outstanding and Exercisable
                       ---------------------------------------------------------
                                            Weighted-
                                             Average            Weighted-
                                            Remaining            Average
      Range of            Number           Contractual          Exercise
   Exercise Price      Outstanding         Life (Years)           Price
--------------------------------------------------------------------------------

        $1.15            600,000               9.83                $1.15

        $1.25            500,000               3.10                $1.25

        $1.63            300,000               9.83                $1.63

        $1.75            500,000               9.83                $1.75

        $2.00            500,000               3.24                $2.00

$3.00 - $5.00            250,000               2.00                $4.00
--------------------------------------------------------------------------------
$1.25 - $5.00          2,650,000                                   $1.77
================================================================================

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28 (29), 1999, 2000 and 2001 would approximate the pro forma amounts shown in the table below:


                              February 28,      February 29,     February 28,
Year ended                       1999              2000             2001
--------------------------------------------------------------------------------

Reported net income (loss)    $4,063,000       $   (21,000)    $   (21,000)
================================================================================

Pro forma net income (loss)   $4,018,000       $(1,261,000)    $(2,896,000)
================================================================================

Reported net income (loss)
 per common share             $      .25       $     - 0 -     $     - 0 -
================================================================================

Pro forma net income (loss)
 per common share             $      .25       $      (.08)    $      (.17)
================================================================================


The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              February 28,      February 29,     February 28,
Year ended                       1999              2000             2001
--------------------------------------------------------------------------------

Expected life of options        5 years            5 years      9.07 years
================================================================================

Risk-free interest rate            4.60%             5.75%           5.85%
================================================================================

Expected volatility of RMS
 Titanic, Inc.                    113.3%            113.0%          116.7%
================================================================================

Expected dividend yield on
 RMS Titanic, Inc.              $ - 0 -            $ - 0 -         $ - 0 -
================================================================================

The weighted-average fair value of options granted during the years is as follows:

                              February 28,      February 29,     February 28,
Year ended                       1999              2000             2001
--------------------------------------------------------------------------------

Fair value of each
 option granted                 $   .90            $ 1.87          $  1.38

Total number of
 options granted                500,000           500,000        2,150,000
--------------------------------------------------------------------------------
  Total fair value of all
   options granted             $450,000          $937,500       $2,962,000
================================================================================

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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


8. LITIGATION:

The Company was a party to certain litigations that have been resolved during the year ended February 29, 2000 resulting in settlements of $391,000 being charged to operations for such year. The $391,000 consists of cash and 100,000 shares of the Company's common stock that are issuable as of February 29, 2000 and issued in 2000.

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the Titanic which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the Titanic. The Agreement, as drafted, does not recognize the existing rights of the Company in the Titanic that have been reaffirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit and provides that the Agreement enters into force when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS Titanic Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the
NOAA will  consider  the  comments,  and then  publish  the final  international guidelines. On April 3, 2000, the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, in a decision by the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts its already owns.

The Company was a defendant in an action brought by Suarez Corporation Industries ("SCI") in the United States District Court for the Southern District of New York. Between October 1995 and March 1997, the Company and SCI entered into various agreements providing for the exploitation of artifacts and other merchandise and arranging for a cruise and ancillary events including the financing and sharing of the division of contractual defined profits all with respect to the 1996 expedition of the Titanic by the Company. SCI brought various claims that included co-salvor status and breach of contract. On

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


February 8, 2001, the Company, as defendant, was granted a judgment in its favor as the lawsuit was not timely filed and was time-barred from consideration. Suarez did not appeal this judgment within the prescribed time.

On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company, filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris has alleged that the Company breached an employment agreement entered into between him and the Company, and that he has been damaged by the breach. The Company has responded to this complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others, to recover $84,000 of monies that the Company believes were misappropriated and a complaint has been made to the appropriate law enforcement authorities in Pinellas County, Florida. The Company is continuing the investigation of Mr. Harris' conduct during his tenure with the Company. The outcome of these matters is uncertain at the present time and the effect they may have on the Company's financial position and results of operations is not currently determinable.

On January 16, 2001, the Securities and Exchange Commission (the "Commission") authorized its staff to conduct a formal order of investigation. The Commission has requested various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other Company matters. The Company is cooperating with the investigation and has produced, and is producing, documents requested by the Commission. The Company is unable to predict the outcome of this matter.

On January 27, 2000, the Company was served with a lawsuit by Oceaneering International, Inc. ("Oceaneering") for monies purportedly owed under a June 27, 2000 contract for maritime services in association with the Company's 2000 expedition. The Company has filed an answer that included a setoff for damages that it sustained and continues to sustain as a result of Oceaneering's acts and omissions. These include Oceaneering's failure to provide an appropriate vessel, equipment and personnel for conducting maritime operations in the North Atlantic for Expedition 2000. The litigation is currently in the discovery stage and the outcome of this matter at the present time is uncertain.

On May 3, 2001, the Company was served with a lawsuit by Westgate Entertainment Corporation, a California corporation, and Weyland & Chase Engineering, NV, a Netherlands Antilles corporation, both under the control of John Joslyn, a California resident. In that lawsuit, Mr. Joslyn claims a breach of purported five year, oral, non-cancelable, "pay or play" consulting agreement for $300,000 per year, among other claims. The Company has no written consulting contract with any Joslyn entity. The Company intends to file a counterclaim. This matter is in the preliminary stages and the outcome is uncertain at the present time.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company is involved in various claims and other legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.


9. COMMITMENTS AND CONTINGENCIES:

Compensation amounting to $120,000 was charged to operations during the year ended February 28, 1999, pursuant to a certain employment-related arrangement with an individual who was the former President and former chairman of the board of directors of the Company and $430,000 for the year ended February 29, 2000 for that individual and another individual who was a former officer and director. Additionally, accounts payable and accrued liabilities include amounts payable to these individuals in the aggregate amount of $-0- and approximately $1,196,000 at February 28, 2001 and February 29, 2000, respectively, in connection with these arrangements.

During the year ended February 28, 2001, the Company entered into agreements for the services of two individuals for an annual aggregate amount of $245,000. An individual, at his option, may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election.

On June 29, 2000, the Company finalized an employment agreement with its President and Chief Executive Officer. The employment agreement is for a five-year term and provides for annual base salaries of $300,000 per year.

Subsequent to year-end, the Company entered into a three-year employment agreement with an individual providing for salary of $130,000 - $150,000 per year. In addition, this individual received options to purchase 250,000 shares of common stock at an exercise price of $.88 per share.

The Company has noncancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2001, the Company entered into another noncancelable operating lease for office space and vacated one of its previously used offices. Subsequent to year-end, the Company entered into an agreement to sublease certain office space through May 2003.

Future minimum lease payments for leases in effect as of February 28, 2001 and entered into subsequent to that date, reduced by the minimum lease payments required by the sublease agreement, are as follows:

   Year ending February 28(29),

            2002                                               $  70,000
            2003                                                  59,000
            2004                                                  91,000
            2005                                                 100,000
            2006                                                  18,000
--------------------------------------------------------------------------------
                                                                $338,000
================================================================================

Rent expense charged to operations amounted to $88,000, $84,000 and $147,000 for the years ended February 28, 1999, February 29, 2000 and February 28, 2001, respectively.

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


On January 27, 2001, the Company entered into an agreement with International Institute of Oceanographic Exploration, LLC ("IIOE"), a British Virgin Islands company, to search, identify and salvage shipwrecks located in certain territorial waters in the Pacific Ocean. The president of the Company holds an equity interest in IIOE. IIOE has an agreement with a foreign governmental agency to conduct marine survey operations that includes searching for and recovering shipwrecks and their contents. The Company agreed to finance a marine survey operation utilizing its personnel up to a maximum of $250,000. The Company is entitled to recover its cash outlay prior to any distribution of proceeds by IIOE from these ventures, and then is entitled to receive 22% of the contents recovered from the shipwrecks salvaged. As of February 28, 2001, the Company had expended approximately $157,000 toward this agreement. Due to the uncertainty regarding the recoverability of the amounts expended on this project, the Company has charged "expedition costs attributable to licensing fees" in the accompanying statement of operations for the full amount expended. The agreement has a term of eighteen months.

During the year ended February 28, 2001, the Company borrowed $250,000 from a nonaffiliated party. This obligation had an interest rate of 12% per annum and was secured with the Company's pending income tax refunds. The lender will also receive $25,000 worth of restricted common stock as consideration for this loan. On September 30, 2000, this loan was repaid with interest.


10. OTHER RELATED PARTY TRANSACTIONS:

Included in prepaid expenses and other current assets at February 29, 2000 were loans to the Company's former president in the aggregate amount of $73,000. Such amount was discharged as a result of the settlement agreement discussed in Note 2.

Included in accounts payable and accrued liabilities at February 29, 2000 and February 28, 2001 is $25,000 due to certain partners of TVLP.


11. EXHIBITIONS:

During the three-year period ended February 28, 2001 and subsequent to year-end, the Company has presented, through licensing arrangements, the following exhibitions of Titanic's Artifacts and other Titanic memorabilia.


Location                                          Dates
--------                                          -----
St. Petersburg, Florida                           November 1997 - May 1998
United States

Long Beach, California                            May 1997 - March 1999
United States

Boston, Massachusetts                             July 1998 - November 1998
United States

Japan (various cities)                            July 1998 - July 1999

Zurich, Switzerland                               November 1998 - May 1999

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


St. Paul, Minnesota                               January 1999 - May 1999
United States

Atlantic City, New Jersey                         May 1999 - September 1999
United States

Las Vegas, Nevada                                 January 1999 - October 2000
United States

Chicago, Illinois                                 February 2000 - October  2000
United States

Dallas, Texas                                     March 2000 - June 2000
United States

Cincinnati, Ohio                                  November 2000 - March 2001
United States

Seattle, Washington                               Began in March 2001
United States

Buenos Aires                                      Began in March 2001
Argentina

Kansas City, Missouri                             Began in April 2001
United States

Baltimore, Maryland                               Began in April 2001
United States

Nashville, Tennessee                              Began in May 2001
United States

During the year ended February 28, 1999, the Company received ownership interest in certain exhibitry and equipment aggregating $750,000 in satisfaction of exhibition fees due to the Company.

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which the Company granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts for a minimum payment of $8,500,000, annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 by the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Another amendment was agreed to on May 7, 2001 which extended the agreement to December 31, 2002. The first amendment required a minimum annual payment of $2,000,000 that was received during fiscal year ended February 28, 2001. Upon execution of the second amendment, an additional payment of $750,000 was received. Pursuant to the license agreement, as amended, the Company will receive twenty percent of the

                                             RMS TITANIC, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ticket, merchandise, and sponsorship and ancillary revenues over $10,000,000. In addition, the Company has the opportunity to receive additional revenue from the South American exhibition tour, after deduction of certain related expenses, at fifty percent of the income received by SFX. Furthermore, the license agreement, as amended, requires that certain conservation costs be equally shared between SFX and the Company. Upon recoupment of the project expenses, the Company has the right to select and obtain legal title to, without the payment of additional consideration, certain of the exhibitry built for the exhibitions presented during the term of the agreement.


12. SUBSEQUENT EVENTS:

In January 2001 the Company entered into agreements with a group of related entities (unrelated to the Company) whereby these entities would provide the Company future publicity services. In exchange for these services, the Company was to issue these entities 200,000 shares of common stock, warrants to purchase 500,000 shares of common stock and $50,000. Subsequent to year-end, the Company and these entities agreed to terminate the agreements. The entities returned the 200,000 shares of common stock they received (issued after year-end), cancelled the warrant agreement and kept $28,000 of the amount advanced them for printing, design and other services provided in March and April 2001.

In May 2001, the Company acquired the rights to the shipwreck the RMS Carpathia (the "Carpathia"). The Carpathia was the vessel that rescued the survivors from the Titanic. The value that will be assigned to this asset is the unamortized value of other intangible assets purchased by the Company in April 2000 from this same entity, plus the fair market value of 1,104,545 newly issued shares of common stock. At February 28, 2001, the carrying value of the intangible assets returned, which are included in other assets in the accompanying balance sheet, was approximately $615,000.