Form 10-Q
period 2001-05-31
RMS TITANIC INC
filed 2001-07-23
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                   -----------    ------------

                       Commission file number: 000-24452

                                RMS TITANIC, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2753162
           -------                                        ----------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

3340 Peachtree Road, Suite 1225, Atlanta, GA             30326
--------------------------------------------             -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (404) 842-2600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         The number of shares outstanding of the registrant's common stock on July 13, 2001 was 18,410,947.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                 3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 28, 2001.


                                                                       RMS TITANIC, INC. AND SUBSIDIARIES

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 28,
                                                                            2001                 2001
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    663,000         $    623,000
  Accounts receivable                                                         91,000               36,000
  Prepaid and Refundable income taxes                                        559,000              585,000
  Prepaid expenses and other current assets                                  123,000              153,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 1,436,000            1,397,000

Artifacts Recovered, at cost                                              12,773,000           11,282,000

Deferred Income Tax Asset (Net of a valuation allowance
  of $80,000)                                                                303,000              303,000

Property and Equipment, net of accumulated depreciation
 of $1,029,000 and $936,000, respectively                                  1,288,000            1,328,000

Other Assets                                                                  79,000              692,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $ 15,879,000         $ 15,002,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $    597,000         $    703,000
  Common stock to be issued                                                1,174,000              235,000
  Deferred income tax liability                                              110,000               72,000
  Deferred revenue                                                         1,578,000            1,241,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            3,459,000            2,251,000
                                                                        ============         ============

Commitments and Contingencies

Stockholders' Equity:
  Common  stock - $.0001 par value;  authorized 30,000,000  shares, issued and outstanding 16,947,928 and 16,947,928 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              15,240,000           15,240,000
  Accumulated other comprehensive operations                                 (39,000)             (31,000)
  Accumulated deficit                                                     (2,783,000)          (2,460,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                12,420,000           12,751,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 15,879,000         $ 15,002,000
                                                                        ============         ============


See Notes to Consolidated Financial Statements



                                                        RMS TITANIC, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED STATEMENT OF OPERATIONS
==========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                2001               2000
                                                            -----------        -----------
                                                             (UNAUDITED)       (UNAUDITED)
Revenue:
  Exhibitions and related merchandise sales                 $   555,000        $ 2,128,000
  Licensing fees                                                 25,000              3,000
  Merchandise and other                                          10,000              3,000
  Sale of coal                                                   22,000             24,000
                                                            -----------        -----------
Total revenue                                                   612,000          2,158,000
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                               2,000              2,000
  Cost of merchandise sold                                       50,000                  -
  General and administrative                                    602,000          1,421,000
  Operating expenses                                             96,000                  -
  Depreciation and amortization                                 154,000            118,000
  Expedition costs                                               34,000            101,000
                                                            -----------        -----------
Total expenses                                                  938,000          1,642,000
                                                            -----------        -----------
Income (loss) from operations                                  (326,000)           516,000

Interest income                                                   3,000             30,000
                                                            -----------        -----------
Income (loss) before provision for income taxes                (323,000)           546,000

Provision for income taxes                                            -            224,000
                                                            -----------        -----------
Net income (loss)                                           $  (323,000)       $   322,000
                                                            ===========        ===========

Basic income (loss) per common share                        $      (.02)       $       .02
                                                            ===========        ===========

Weighted-average number of common shares outstanding         16,947,928         16,587,128
                                                            ===========        ===========

Net income (loss)                                           $  (323,000)       $   322,000

Other comprehensive operations:
  Foreign currency translation                                   (8,000)                 -

-------------------------------------------------------------------------------------------
Comprehensive net income (loss)                             $  (331,000)       $   322,000
===========================================================================================


See Notes to Consolidated Financial Statements




                                                         RMS TITANIC, INC. AND SUBSIDIARIES

                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
===========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                  2001              2000
                                                              -----------      -----------
                                                              (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)                                          $  (323,000)      $   322,000
                                                              -----------      -----------
Adjustments  to  reconcile  net  income
 to net cash  provided  by (used  in)
 operating activities:
    Depreciation and amortization                                154,000           118,000
    Reduction in artifacts recovered                               3,000             2,000
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  (55,000)          132,000
      Decrease in prepaid and refundable income taxes             26,000           154,000
      Decrease in prepaid expenses and other current assets       30,000            14,000
     (Increase) in other assets                                   (1,000)          (15,000)
      Increase in accounts payable and accrued liabilities      (106,000)         (935,000)
      Increase (decrease) in deferred revenue                    337,000           (95,000)
      Increase in deferred tax liability                          38,000                 -
                                                              -----------      -----------
        TOTAL ADJUSTMENTS                                        426,000          (625,000)
                                                              -----------      -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      103,000          (303,000)
                                                              -----------      -----------
Cash flows used in investing activities:
    Purchases of property and equipment                          (55,000)          (35,000)
    Costs related to planned expedition                                -          (112,000)
                                                              -----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES                    (55,000)         (147,000)
                                                              -----------      -----------
Effect of exchange rate changes on cash                           (8,000)                -
                                                              -----------      -----------
Net (decrease) increase in cash                                   40,000          (450,000)

Cash and cash equivalents at beginning of period                 623,000         3,065,000
                                                              -----------      -----------
Cash and cash equivalents at end of period                   $   663,000       $ 2,615,000
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three-month period for income taxes   $         -       $         -
                                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  Common stock issued to acquire assets                      $         -       $   900,000

  Common stock to be issued to acquire assets                $   939,000       $         -

  Artifacts acquired in conversion of intangible assets      $   555,000       $         -
                                                              ===========      ===========


See Notes to Consolidated Financial Statements

RMS TITANIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)





Note 1 - RMS Titanic, Inc. formed two wholly owned foreign subsidiaries, Whitestar Marine Recovery, Ltd. ("Whitestar") and Danepath Ltd,
          ("Danepath") during April and June 2000, respectively. The consolidated financial statements include the accounts of RMS Titanic, Inc. and these subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

          The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of RMS Titanic, Inc. and subsidiaries (collectively, the "Company") as of May 31, 2001 and their results of operations and their cash flows for the three month periods ended May 31, 2001 and 2000. Results of operations for the three month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

          For comparability, certain February 28, 2001 amounts have been reclassified, where appropriate to conform to the financial statement presentation used as of May 31, 2001.

Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended May 31, 2001 and 2000 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - In May 2001, the Company acquired the rights to the shipwreck the RMS Carpathia (the "Carpathia"). The Carpathia was the vessel that rescued the survivors from the Titanic. The value that was assigned to this asset ($1,494,000) is the un-amortized value of other intangible assets purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($939,000).


Note 4 - In May 2001, the Company commenced negotiations with SFX to modify its licensing agreement for an exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to renew the existing agreement has been granted until December 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED MAY 31, 2001 VERSUS THE THREE  MONTHS ENDED MAY 31,
2000

During the first quarter of the Company's 2002 fiscal year, the Company's total revenues decreased from $2,158,000 to $612,000, or approximately 72%, as compared to the corresponding first quarter period in the year 2001 fiscal year. This revenue decrease is principally attributable to the Company having substantially lower exhibition and related merchandise sales of $555,000 during the quarter ended May 31, 2001 as compared to $2,128,000 in the prior year period. Other revenues from licensing fees, merchandise, and the sale of coal increased to $57,000 in the current period from $30,000 in the prior year's period. The Company earned revenues of $22,000 from the sale of coal during the first three months of its 2002 fiscal year, as compared to $24,000 in the same period of its 2001 fiscal year. The sale of merchandise increased from $3,000 in the first quarter ended May 31, 2000 to $10,000 in the same quarter ended May 31, 2001. Also, revenues from licensing fees increased from $3,000 in the first quarter ended May 31, 2000 to $25,000 in the same quarter ended May 31, 2001.

The Company's general and administrative expenses decreased to $602,000 from $1,421,000, or approximately 58% during the first quarter of its 2002 fiscal year as compared to the same quarter period of its 2001 fiscal year. This decrease was primarily attributable to lower legal and professional expenses in the current period as compared to the prior year three month period, the savings from consolidation of operating activities to the Atlanta office, and personnel reductions made in anticipation of lower revenues being realized in the Company's artifact licensing agreement.

Operating costs relating to the Company's operating subsidiary were $96,000 in the first quarter ended May 31, 2001. These costs are for the operation of its Danepath subsidiary in which the Company utilizes its SV Explorer vessel. Although, no revenue was realized during this period, the vessel was being outfitted for charter services that were contracted for June through August of 2001. As the Danepath subsidiary was established in June of 2000, there were no comparable operating expenses in the prior year's first fiscal quarter ended May 31, 2000.

Depreciation and amortization increased to $154,000, or approximately 31%, for the first three months of the Company's 2002 fiscal year as compared to $118,000 for the prior period. This increase is primarily attributed to the depreciation of the Company's SV Explorer, its research and recovery vessel.

The Company incurred $34,000 in expedition costs for the first three months of the Company's 2002 fiscal year as compared to $101,000 in the prior fiscal period as the Company prepared for its 2000 expedition to the Titanic wreck site. The present period costs relate to the development of the Company's new research and recovery initiative in an area in the Pacific Ocean.

Interest income decreased to $3,000, or 90%, during the first three months of the Company's 2002 fiscal year as compared to the first three months of its 2001 fiscal year, primarily as a result of interest on lower cash balances being maintained.

A loss from operations was incurred in the three months ended May 31, 2001 of $323,000 as compared to a profit from operations of $546,000 for the three months ended May 31, 2000. This loss is attributed to a significant decrease in income advanced from the exhibition licensee, a decrease in general and administrative expense that was not proportional to the revenue decrease and an operating loss in the Company's new overseas subsidiary.

Net loss was $323,000 for the three months ended May 31, 2001 as compared to net income of $322,000 in the prior year period. During the prior year period there was a provision for income taxes of $224,000. There was no similar provision in the current period because of the loss, nor was there a tax benefit that has been attributed in the present period. Basic income (loss) per common share for the three months ended May 31, 2001 was ($0.02) as compared to $.02 for the prior year period. The weighted average shares outstanding were 16,947,926 and 16,587,128, respectively for the three months ended May 31, 2001 and May 31, 2000.



                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $103,000 for the quarter ended May 31, 2001 as compared to ($303,000) in the quarter ended May 31, 2000. This increase in cash provided by operating activities is primarily attributed to the increase of $337,000 in deferred revenues which offset the loss of $323,000 adjusted for depreciation and amortization by $154,000 and the increase in accounts receivables of $55,000 during the quarter.

For the quarter ended May 31, 2001, cash used in investing activities was $55,000 and represented purchase of equipment for its marine operating subsidiary. In the prior year period, the Company incurred $147,000 in expenditures for its planned expedition to the Titanic wreck site which included the purchase of equipment for its marine operating subsidiary.

The Company's deficit working capital and stockholders' equity were $2,023,000 and $12,420,000, respectively at May 31, 2001 as compared to $854,000 and $12,751,000, respectively, at February 28, 2001.

Management  plans to continue  with the  exploration  of the Titanic and recover additional artifacts pursuant to its rights as salvor-in-possession. In addition, with the acquisition of ownership rights to the Carpathia, the Titanic rescue ship, the Company is in a unique position to benefit from the recovery of artifacts from that wreck site. Management plans to utilize its research and recovery vessel, SV Explorer, for recovery operations on the Carpathia.

Management expects that it will be able to arrange for the financial resources, to properly execute its strategic plan, although no assurances can be given that it will be successful in such endeavors. The Company will need to supplement its working capital to meet its planned needs over the next twelve months. Management will seek various funding opportunities over the near term.

During May 2001, the current exhibition tour agreement with a subsidiary of SFX Entertainment, Inc. was amended. An extension of this agreement was granted by the Company to provide for exhibitions to December 2002.

In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from various sources. No assurances can be given that such financing will be available on satisfactory terms.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2001, the Company incurred a loss of $8,000 because of changes in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          There has been no material change in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

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

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 20, 2001
                                  /s/ Gerald Couture
                                  -----------------------
                                  By: Gerald Couture
                                      Vice President, Finance