Form 10-Q
period 2001-08-31
RMS TITANIC INC
filed 2001-10-18
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on October 10, 2001 was 18,550,847.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                 2

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

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


                                                                         RMS TITANIC, INC. AND SUBSIDIARIES

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                          AUGUST 31,           FEBRUARY 28,
                                                                            2001                 2001
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    167,000         $    623,000
  Accounts receivable                                                        706,000               36,000
  Prepaid and Refundable income taxes                                        452,000              585,000
  Prepaid expenses and other current assets                                  155,000              153,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 1,480,000            1,397,000

Artifacts, at cost                                                        12,551,000           11,282,000

Deferred Income Tax Asset (Net of a valuation allowance
  of $80,000)                                                                303,000              303,000

Property and Equipment, net of accumulated depreciation
 of $1,129,000 and $936,000, respectively                                  1,327,000            1,328,000

Other Assets                                                                  84,000              692,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $ 15,745,000         $ 15,002,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $    743,000         $    703,000
  Common stock to be issued                                                       --              235,000
  Deferred income tax liability                                              110,000               72,000
  Deferred revenue                                                         1,164,000            1,241,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,017,000            2,251,000
                                                                        ============         ============

Commitments and Contingencies

Stockholders' Equity:
  Common  stock - $.0001 par value;  authorized  30,000,000  shares, issued and outstanding 18,550,847 and 16,947,928 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,403,000           15,240,000
  Accumulated other comprehensive operations                                  17,000              (31,000)
  Accumulated deficit                                                     (2,694,000)          (2,460,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                13,728,000           12,751,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 15,745,000         $ 15,002,000
                                                                        ============         ============


                        See Notes to Consolidated Financial Statements




                                                                                   RMS TITANIC, INC. AND SUBSIDIARIES

                                                                          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
======================================================================================================================
                                                 THREE-MONTH       THREE-MONTH         SIX-MONTH         SIX-MONTH
                                                 PERIOD ENDED      PERIOD ENDED        PERIOD ENDED      PERIOD ENDED
                                                 AUGUST 31,        AUGUST 31,          AUGUST 31,        AUGUST 31,
                                                 2001              2000                2001              2000
-----------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
   merchandise sales                             $    865,000      $  2,127,000        $   1,420,000     $  4,255,000
  Charter income                                      438,000                --              438,000               --
  Licensing fees                                        2,000             1,000               27,000            4,000
  Merchandise and other                                31,000            10,000               41,000           13,000
  Sale of coal                                         25,000            11,000               47,000           35,000
-----------------------------------------------------------------------------------------------------------------------
Total revenue                                       1,361,000         2,149,000            1,973,000        4,307,000
-----------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                                     3,000             2,000                5,000            4,000
  Cost of merchandise sold                             24,000             8,000                4,000            8,000
  Costs of charters                                    97,000                --               97,000               --
  General and administrative                        1,048,000         1,230,000            1,746,000        2,651,000
  Depreciation and amortization                        98,000           159,000              252,000          277,000
  Expedition costs                                      4,000           418,000               38,000          519,000
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                      1,274,000         1,817,000            2,212,000        3,459,000
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          87,000           332,000             (239,000)         848,000

Interest income                                         2,000            38,000                5,000           68,000
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision
   for income taxes                                    89,000           370,000             (234,000)         916,000

Provision for income taxes                                 --           134,000                   --          358,000
-----------------------------------------------------------------------------------------------------------------------

Net income  (loss)                               $     89,000      $    236,000        $    (234,000)    $    558,000
=======================================================================================================================

Basic income (loss)
 per common share                                $        .00      $        .01        $        (.01)    $        .03
=======================================================================================================================

Weighted-average number
 of common shares outstanding                      18,101,103        16,887,128           17,524,515       16,737,128
=======================================================================================================================

Net income (loss)                                $     89,000      $    236,000        $    (234,000)    $    558,000
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):

Foreign currency translation                     $     56,000                --        $      48,000               --

Comprehensive net income (loss)                  $    145,000      $    236,000        $    (186,000)    $    558,000
=======================================================================================================================


See Notes to Consolidated Financial Statements



                                                                                 RMS TITANIC, INC. AND SUBSIDIARIES

                                                                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
===================================================================================================================

                  SIX-MONTH PERIOD ENDED AUGUST 31,                                   2001                 2000
                                                                                  -----------           -----------

Cash flows from operating activities:
  Net income (loss)                                                               $  (234,000)          $   558,000
                                                                                  -----------           -----------
  Adjustments  to  reconcile  net  income  to net cash  provided  by
   (used  in) operating activities:
   Depreciation and amortization                                                      252,000               277,000
   Reduction in artifacts recovered                                                   105,000                    --
   Deferred income taxes                                                                                    365,000
   Issuance of common stock for services                                              344,000

   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      (670,000)              339,000
      Decrease in prepaid and refundable income taxes                                 133,000                70,000
      Increase in prepaid expenses and other current assets                            (2,000)              (50,000)
      Increase in other assets                                                         (6,000)               (8,000)
      Decrease in accounts payable and accrued liabilities                           (195,000)           (1,725,000)
      Decrease in deferred revenue                                                    (77,000)             (221,000)
      Increase in deferred tax liability                                               38,000                     -
                                                                                   -----------           -----------
        TOTAL ADJUSTMENTS                                                             (78,000)             (953,000)
                                                                                   -----------           -----------
        NET CASH USED IN OPERATING ACTIVITIES                                         (312,000)            (395,000)
                                                                                   -----------           -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (192,000)            (865,000)
    Artifact recovery costs                                                                              (2,009,000)
                                                                                   -----------           -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (192,000)          (2,874,000)
                                                                                   -----------           -----------
Cash flows from financing activity:
    Proceeds from loan payable                                                              --              250,000
                                                                                   -----------           -----------

Effect of exchange rate changes on cash                                                 48,000                   --
                                                                                   -----------           -----------
Net decrease in cash and cash equivalents                                             (456,000)          (3,019,000)

Cash and cash equivalents at beginning of period                                       623,000            3,065,000
                                                                                    -----------          -----------
Cash and cash equivalents at end of period                                         $   167,000           $   46,000
                                                                                    ===========          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

   Common stock issued to acquire intangible assets                                $   819,000           $  900,000
                                                                                    ===========          ===========
   Assets acquired in conversion of intangible assets                              $   555,000           $        -
                                                                                    ==========           ===========


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

          The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of RMS Titanic, Inc. and subsidiaries (collectively, the "Company") as of August 31, 2001 and their results of operations and their cash flows for the three month and six month periods ended August 31, 2001 and 2000. Results of operations for the three month period and six month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

          For comparability, certain February 28, 2001 amounts have been reclassified, where appropriate to conform to the financial statement presentation used as of August 31, 2001.

Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended August 31, 2001 and 2000 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - In May 2001, the Company acquired the rights to the shipwreck the RMS Carpathia (the "Carpathia"). The Carpathia was the vessel that rescued the survivors from the Titanic. The value that was assigned to this asset ($1,374,000) is the un-amortized value of other intangible assets purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($819,000).

Note 4 - In May 2001, the Company extended the term of its licensing agreement with SFX which holds an exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to renew the existing agreement was granted until December 15, 2002. During the quarter ended August 31, 2001, the Company earned an additional $384,000 in revenues because of the revenue sharing provision of the present licensing agreement.

Note 5 - The Company had charter revenues of $438,000 during the three month period ended August 31, 2001. These revenues, from the use of its ship, the SV Explorer, are recorded within the accounting period when earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 2001 VERSUS THE QUARTER ENDED AUGUST 31, 2000

FOR THE SIX MONTHS ENDED AUGUST 31, 2001 VERSUS THE SIX MONTHS ENDED AUGUST 31, 2000

During the second quarter and the first six months of its 2002 fiscal year (the "2002 fiscal year"), the Company's revenues decreased approximately 37% from $2,149,000 to $1,361,000 and 54% from $4,307,000 to $1,973,000, respectively, as compared to the second quarter and the first six months of its 2001 fiscal year (the "2001 fiscal year"). These changes were principally attributable to decreases in exhibition and related merchandise sales of approximately 59% during the second quarter and 67% during first six months of the 2002 fiscal year, as compared to the corresponding periods of the 2001 fiscal year. The present level of these revenues reflect the present licensing agreement in effect that provides for lower guaranteed payments with a revenue sharing provision. During the recent quarter ended August 31, 2001, the Company derived charter revenues of $438,000 within its Danepath subsidiary for the use of it SV Explorer vessel. There was no comparable charter revenue in the prior quarter or the year ago periods. The Company conducted an expedition to the Titanic wreck site during the summer of 2000 and utilized its vessel in that operation. An expedition to the Titanic wreck site was not undertaken during the summer of 2001.

Merchandise and other revenue increased approximately 210% from $10,000 to $31,000, during the second quarter of the 2002 fiscal year as compared to the second quarter of the 2001 fiscal year, and increased approximately 215%, to $41,000 from $13,000 during the first six months of the 2002 fiscal year as compared to the first six months of the 2001 fiscal year. A large portion of this increase is attributed to royalties the Company received.

The Company's sale of coal increased to $25,000 from $11,000, or approximately 127% during the second quarter of the 2002 fiscal year as compared to the second quarter of the 2001 fiscal year, and increased from $35,000 to $47,000, or approximately 34% during the first six months of the 2002 fiscal year as compared to the first six months of the 2001 fiscal year. This increase is largely attributed to recent marketing efforts for such sales during the current fiscal year.

During the fiscal year 2002 there were no significant expedition expenses as comparable to second quarter of the 2001 fiscal year. In that year, expedition expenses of $418,000 were incurred for the three month period and $519,000 for the six month period, respectively, in the expedition to the wreck site of the Titanic. No expedition to the Titanic wreck site occurred in the current fiscal year.

The Company's costs of charters were $97,000 for the three and six month periods ended August 31, 2001. There were no charters in the prior year periods as the Company utilized its vessel, the SV Explorer, in the 2000 expedition to the Titanic wreck site.

The Company's general and administrative expenses decreased to $1,048,000 from $1,230,000, or approximately 15% during the second quarter of the 2002 fiscal year as compared to the second quarter of the 2001 fiscal year, and decreased to $1,746,000 from $2,651,000, or approximately 34% during the first six months of the 2002 fiscal year as compared to the first six months of the 2001 fiscal year. Legal and professional fees were reduced over the comparable year ago periods for both the quarter and six months periods ended August 31, 2002. Legal expenses in the prior fiscal year periods included indemnification for legal costs for parties named in the former management's lawsuit. For the six months period ended August 31, 2001, legal and professional fees were $479,000 lower than the same year ago six month period again for the same reasons.

The Company's depreciation and amortization expenses decreased $61,000 or 38% from $159,000 to $98,000, and $25,000, or 9% from $277,000 to $252,000 during the second quarter and first six months of the 2002 fiscal year, respectively, as compared to the corresponding periods of the 2001 fiscal year. These decreases reflect the lower amortization expenses incurred during these periods as part of the acquisition of the Carpathia Rights and the disposal of certain intangible assets relating to potential wreck sites.

The Company's income before provision for income taxes decreased to $89,000 from $370,000 or approximately 76% during the second quarter of the 2002 fiscal year as compared to the same period in fiscal year 2000. During the first six months of the 2002 fiscal year the Company experienced a loss of $234,000, as compared to income of $916,000 in the corresponding period of the 2001 fiscal year. These decreases are attributed to lower revenues obtained in the licensing of Titanic artifacts during the current fiscal year.

The Company's net income was $89,000, or $0.00 per share, for the second quarter ended in the 2002 fiscal year as compare to net income of $236,000, or $0.01 per share, in the same quarter in fiscal year 2001. For the six month period ended August 31, 2001 of fiscal year 2002 the Company had net loss of $234,000, or ($.01) per share, as compared to a net income of $558,000, or $0.03 per share, in the previous fiscal year 2001 period.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $312,000 for the six months ended August 31, 2001 as compared to $395,000 in the same prior year period ended August 31, 2000. This decrease in cash used in operating activities for the current year is primarily attributed to the issuance of common stock to pay for services that offset the loss of $234,000 adjusted for depreciation and amortization by $252,000 and the increase in accounts receivables of $670,000 during the quarter.

For the six months ended August 31, 2001, cash used in investing activities was $192,000 and represented purchase of equipment for its marine operating subsidiary. In the prior year period, the Company incurred $2,874,000 in expenditures for its expedition to the Titanic wreck site and the purchase of its vessel, the SV Explorer and related equipment.

The Company's deficit working capital and stockholders' equity were $537,000 and $13,728,000, respectively at August 31, 2001 as compared to $854,000 and $12,751,000, respectively, at February 28, 2001.

Management  plans to continue  with the  exploration  of the Titanic and recover additional artifacts pursuant to its rights as salvor-in-possession. In addition, with the acquisition of ownership rights to the Carpathia, the Titanic rescue ship, the Company expects to benefit from the recovery and sale of artifacts from that wreck site. Management plans to utilize its research and recovery vessel, SV Explorer, for recovery operations on the Carpathia and other wrecks and, to the extent possible, charter the vessel as it has done this fiscal year.

During May 2001, the exhibition tour agreement with a subsidiary of SFX Entertainment, Inc. was amended. An extension of this agreement was granted by the Company to provide for exhibitions to December 2002.

Management may need to raise additional capital as necessary in order to conduct future expeditions to the Titanic wreck site to maintain the Company's salvor-in-possession status. Future expeditions are necessary to maintain the Company's salvor-in-possession status.

In order to maintain its salvor-in-possession status, the Company may have to commence judicial proceedings against third-parties who interfere with the Company's rights. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from various sources. No assurances can be given that financing will be available on satisfactory terms.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currencies. If the value of the United States dollar increases in relation to foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended August 31, 2001, the Company incurred a gain of $48,000 because of changes in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   October 18, 2001
                                  By:  /s/ Gerald Couture
                                  -------------------------------------------
                                  Gerald Couture, Vice President Finance