Form 10-Q
period 2001-11-30
RMS TITANIC INC
filed 2002-01-16
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    ----------    ----------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on January 8, 2002 was 18,550,847.

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



                                                                       RMS TITANIC, INC. AND SUBSIDIARIES

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                         November 30,         February 28,
                                                                            2001                 2001
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    835,000         $    623,000
  Accounts receivable                                                        174,000               36,000
  Prepaid and Refundable income taxes                                        164,000              585,000
  Prepaid expenses and other current assets                                  149,000              153,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 1,322,000            1,397,000

Artifacts, at cost                                                        12,559,000           11,282,000

Deferred Income Tax Asset (Net of a valuation allowance
  of $80,000)                                                                303,000              303,000

Property and Equipment, net of accumulated depreciation
 of $1,227,000 and $936,000, respectively                                  1,237,000            1,328,000

Other Assets                                                                 135,000              692,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $ 15,556,000         $ 15,002,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $    610,000         $    703,000
  Common stock to be issued                                                       --              235,000
  Deferred income tax liability                                              110,000               72,000
  Deferred revenue                                                         1,250,000            1,241,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            1,970,000            2,251,000
                                                                        ============         ============

Commitments and Contingencies

Stockholders' Equity:
  Common  stock - $.0001 par value;  authorized  30,000,000  shares, issued and outstanding 18,550,847 and 16,947,928 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,403,000           15,240,000
  Accumulated other comprehensive operations                                  12,000              (31,000)
  Accumulated deficit                                                     (2,831,000)          (2,460,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                13,586,000           12,751,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 15,556,000         $ 15,002,000
                                                                        ============         ============


                        See Notes to Consolidated Financial Statements


                                                       RMS TITANIC, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
=========================================================================================
                                    THREE-MONTH   THREE-MONTH   NINE-MONTH   NINE-MONTH
                                    PERIOD ENDED  PERIOD ENDED  PERIOD ENDED PERIOD ENDED
                                    NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30, NOVEMBER 30,
                                        2001          2000         2001          2000
-----------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
      merchandise sales           $    656,000    $    791,000  $1,918,000    $5,046,000
  Charter income                        66,000              --     504,000            --
  Licensing fees                            --          83,000      26,000        87,000
  Merchandise and other                122,000           2,000     321,000        15,000
  Sale of coal                           2,000          10,000      49,000        45,000
------------------------------------------------------------------------------------------
Total revenue                          846,000         886,000   2,819,000     5,193,000
------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                         --           1,000       5,000         5,000
  Cost of merchandise sold              14,000              --      88,000         8,000
  Costs of charters                     80,000              --     177,000            --
  General and administrative           797,000         709,000   2,544,000     3,360,000
  Depreciation and amortization         99,000         160,000     351,000       437,000
  Expedition costs                          --         170,000      38,000       689,000
------------------------------------------------------------------------------------------
Total expenses                         990,000       1,040,000   3,203,000     4,499,000
------------------------------------------------------------------------------------------

Income (loss) from operations         (144,000)       (154,000)   (384,000)      694,000

Interest income                          1,000           5,000       6,000        73,000
------------------------------------------------------------------------------------------

Income (loss) before provision
   for income taxes                   (143,000)       (149,000)   (378,000)      767,000

Provision for income taxes                  --              --          --       358,000
------------------------------------------------------------------------------------------

Net income (loss)                 $   (143,000)   $   (149,000)  $(378,000)   $  409,000
==========================================================================================

Basic income (loss) per
 common share                     $       (.01)   $       (.01)  $    (.02)   $      .02
==========================================================================================

Weighted-average number
 of common shares outstanding       17,896,728      16,887,128  17,896,728    16,786,764
==========================================================================================

Net income (loss)                 $   (143,000)   $   (149,000)  $(378,000)   $  409,000
------------------------------------------------------------------------------------------
Comprehensive income (loss):

Foreign currency translation      $    ( 5,000)   $         --   $  43,000    $       --

Comprehensive net income (loss)   $   (148,000)   $   (149,000)  $(335,000)   $  409,000
==========================================================================================


See Notes to Consolidated Financial Statements





                                                                     RMS TITANIC, INC. AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
========================================================================================================

                  NINE-MONTH PERIOD ENDED NOVEMBER 30,                 2001                  2000
                                                                 -----------           -----------

Cash flows from operating activities:
  Net income (loss)                                             $  (378,000)          $   409,000
                                                                 -----------           -----------
  Adjustments  to  reconcile  net  income
   to net cash provided by (used  in)
    operating activities:
    Depreciation and amortization                                   351,000               437,000
    Reduction in artifacts recovered                                105,000                    --
    Deferred income taxes                                                                 365,000
    Issuance of common stock for services                           344,000

    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                    (138,000)              249,000
      Decrease in prepaid and refundable income taxes               421,000               781,000
      Increase in prepaid expenses and other current assets           4,000               (16,000)
      Increase in other assets                                      (59,000)              (42,000)
      Decrease in accounts payable and accrued liabilities         (328,000)           (2,057,000)
      Decrease in deferred revenue                                    9,000               328,000
      Increase in deferred tax liability                             38,000                     -
                                                                 -----------           -----------
        TOTAL ADJUSTMENTS                                           747,000                45,000
                                                                 -----------           -----------
        NET CASH USED IN OPERATING ACTIVITIES                       369,000               454,000
                                                                 -----------           -----------
Cash flows used in investing activities:
    Purchases of property and equipment                            (200,000)           (1,011,000)
    Artifact recovery costs                                                            (2,025,000)
                                                                 -----------           -----------
        NET CASH USED IN INVESTING ACTIVITIES                      (200,000)           (3,036,000)
                                                                 -----------           -----------
Cash flows from financing activity:
    Proceeds from loan payable                                           --               250,000
    Payment on loan payable                                              --              (250,000)
                                                                 -----------           -----------
Effect of exchange rate changes on cash                              43,000                    --
                                                                 -----------           -----------
Net decrease in cash and cash equivalents                           212,000            (2,582,000)

Cash and cash equivalents at beginning of period                    623,000             3,065,000
                                                                 -----------           -----------
Cash and cash equivalents at end of period                     $    835,000           $   483,000
                                                                 ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Common stock issued to acquire intangible assets               $    819,000           $   900,000
                                                                 ===========            ==========

Assets acquired in conversion of intangible assets             $    555,000           $        --
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

          The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of RMS Titanic, Inc. and subsidiaries (collectively, the "Company") as of November 30, 2001 and their results of operations and their cash flows for the nine month periods ended November 30, 2001 and 2000. Results of operations for the three month period and nine month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

          For comparability, certain February 28, 2001 amounts have been reclassified, where appropriate to conform to the financial statement presentation used as of November 30, 2001.

Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended November 30, 2001 and 2000 since there was no dilutive effect of potential common shares or the dilutive effect is not material. Note 3 - In May 2001, the Company acquired the ownership rights to the shipwreck the RMS Carpathia (the "Carpathia"). The Carpathia was the vessel that rescued the survivors from the Titanic. The value that was assigned to this asset ($1,374,000) is the un-amortized value of other intangible assets purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($819,000).

Note 4 - In May 2001, the Company extended the term of its licensing agreement with SFX which holds an exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to renew the existing agreement was granted until December 15, 2002. During the quarter ended November 30, 2001, the Company earned an additional $282,000 in revenues because of the revenue sharing provision of the present licensing agreement.

Note 5 - The Company had charter revenues of $66,000 during the three month period ended November 30, 2001. These revenues, from the use of its ship, the SV Explorer, are recorded within the accounting period when earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED  NOVEMBER 30, 2001 VERSUS THE QUARTER  ENDED  NOVEMBER 30,
2000

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 VERSUS THE NINE MONTHS ENDED NOVEMBER 30, 2000

During the third quarter and the first nine months of its 2002 fiscal year (the "2002 fiscal year"), the Company's revenues decreased approximately 6% from $886,000 to $846,000 and 46% from $5,193,000 to $2,819,000, respectively, as compared to the third quarter and the first nine months of its 2001 fiscal year (the "2001 fiscal year"). These changes were principally attributable to decreases in exhibition and related merchandise sales of approximately 17% during the third quarter and 62% during first nine months of the 2002 fiscal year, as compared to the corresponding periods of the 2001 fiscal year. The present level of these revenues reflect the current licensing agreement in effect that provides for lower guaranteed payments with a revenue sharing provision. For the current licensing period ended, the Company earned $616,000 in additional payments over the guaranteed payments. During the recent quarter ended November 30, 2001, the Company derived charter revenues of $66,000 within its Danepath subsidiary for the use of it SV Explorer vessel. In this fiscal year, Danepath had charter revenues of $504,000. There was no comparable charter revenue in the year ago periods. The Company conducted an expedition to the Titanic wreck site during the summer of 2000 and utilized its vessel in that operation. An expedition to the Titanic wreck site was not undertaken during the summer of 2001.

Merchandise and other revenue increased substantially from $2,000 to $122,000, during the third quarter of the 2002 fiscal year as compared to the third quarter of the 2001 fiscal year, and increased approximately 2100%, to $321,000 from $15,000 during the first nine months of the 2002 fiscal year as compared to the first nine months of the 2001 fiscal year. This increase is attributed to higher royalties the Company received and the sale of catalogs at Titanic exhibition sites. Catalogs were not offered in the prior year periods.

The Company's sale of coal decreased to $2,000 from $10,000, or approximately 75% during the third quarter of the 2002 fiscal year as compared to the third quarter of the 2001 fiscal year, and increased from $45,000 to $49,000, or approximately 9% during the first nine months of the 2002 fiscal year as compared to the first nine months of the 2001 fiscal year. This increase is largely attributed to marketing efforts for such sales during the current fiscal year.

During the third quarter of fiscal year 2002 there were no expedition expenses incurred as compared to third quarter of the 2001 fiscal year, although the Company has incurred expedition expenses of $38,000 during this fiscal year for an operation in the South Pacific. In the prior year, expedition expenses of $170,000 were incurred for the three month period and $689,000 for the nine month period, respectively, in an expedition to the wreck site of the Titanic. No expedition to the Titanic wreck site occurred in the current fiscal year.

The Company's costs of charters were $80,000 and $177,000, respectively, for the three and nine month periods ended November 30, 2001. There were no charters in the prior year periods as the Company utilized its vessel, the SV Explorer, in the 2000 expedition to the Titanic wreck site.

The Company's general and administrative expenses increased to $797,000 from $709,000, or approximately 12% during the third quarter of the 2002 fiscal year as compared to the third quarter of the 2001 fiscal year, and decreased to $2,544,000 from $3,360,000, or approximately 24% during the first nine months of the 2002 fiscal year as compared to the first nine months of the 2001 fiscal year. The increase during the recent quarter ended November 30,2001 reflects increased general and administrative costs for its Danepath subsidiary, despite continued reductions in such expenses in the parent company. Legal and professional fees were reduced over the comparable year ago periods for both the quarter and nine month periods ended November 30, 2001. Legal expenses in the prior fiscal year periods included indemnification for legal costs for parties named in the former management's lawsuit. For the nine months period ended November 30, 2001, legal and professional fees were $879,000 lower than the same year ago nine month period.

The Company's depreciation and amortization expenses decreased $61,000 or 32% from $160,000 to $99,000, and $88,000, or 20% from $437,000 to $351,000, during the third quarter and first nine months of the 2002 fiscal year, respectively, as compared to the corresponding periods of the 2001 fiscal year. These decreases reflect the lower amortization expenses incurred during these periods as part of the acquisition of the Carpathia Rights and the disposal of certain intangible assets relating to potential wreck sites.

The Company's loss before provision for income taxes decreased to $144,000 from $154,000 or approximately 6% during the third quarter of the 2002 fiscal year as compared to the same period in fiscal year 2001. During the first nine months of the 2002 fiscal year the Company experienced a loss of $384,000, as compared to income of $694,000 in the corresponding period of the 2001 fiscal year. These operating results reflect the lower revenues obtained in the licensing of Titanic artifacts during the current fiscal year.

The Company's net loss was $143,000, or $0.01 per share, for the third quarter ended in the 2002 fiscal year as compare to a net loss of $149,000, or $0.01 per share, in the same quarter in fiscal year 2001. For the nine month period ended November 30, 2001 of fiscal year 2002 the Company had net loss of $378,000, or $.02 per share, as compared to a net income of $409,000, or $0.02 per share, in the previous fiscal year 2001 period.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $369,000 for the nine months ended November 30, 2001 as compared to $454,000 in the same prior year period ended November 30, 2000. This decrease in cash used in operating activities for the current year is primarily attributed to the issuance of common stock to pay for services that offset the loss of $379,000 adjusted for depreciation and amortization by $351,000.

For the nine months ended November 30, 2001, cash used in investing activities was $200,000 and represented purchase of equipment for its marine operating subsidiary. In the prior year period, the Company incurred $3,036,000 in expenditures for its expedition to the Titanic wreck site and the purchase of its vessel, the SV Explorer and related equipment.

The Company's deficit working capital and stockholders' equity were $648,000 and $13,586,000, respectively at November 30, 2001 as compared to $854,000 and $12,751,000, respectively, at February 28, 2001.

Management  plans to continue  with the  exploration  of the Titanic and recover additional artifacts pursuant to its rights as salvor-in-possession. In addition, with the acquisition of ownership rights to the Carpathia, the Titanic rescue ship, the Company expects to benefit from the recovery and sale of artifacts from that wreck site. Management plans to utilize its research and recovery vessel, SV Explorer, for recovery operations on the Carpathia and other wrecks and, to the extent possible, continue to charter the vessel as it has done this fiscal year.

During May 2001, the exhibition tour agreement with a subsidiary of SFX Entertainment, Inc. was amended. An extension of this agreement was granted by the Company to provide for exhibitions to December 2002.

Management will need to raise additional capital in order to conduct future expeditions to the Titanic wreck site. Future expeditions are required to maintain the Company's salvor-in-possession status.

In order to maintain its salvor-in-possession status, the Company may also have to commence judicial proceedings against third-parties who interfere with the Company's rights. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from various sources. No assurances can be given that financing will be available on satisfactory terms.

In connection with its activities outside of the United States, the Company is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currencies. If the value of the United States dollar increases in relation to foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended November 30, 2001, the Company incurred a loss of $5,000 because of changes in the exchange rates with respect to foreign currencies in which the Company transacts business. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar in its material business transactions so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On October 10, 2001, the Company filed a notice of appeal of rulings in the United States District Court for the Eastern District of Virginia with the Court of Appeals for the Fourth Circuit. On October 23, 2001, the Company filed an amended notice of appeal. The District Court conducts proceedings regarding the Company's Salvor-in-possession status for the Titanic wreck. In the Company's appeal clarification is sought on certain court established limitations imposed upon the Company rights as Salvor-in-Possession that both impede its operations as salvor and, furthermore, place restrictions on the disposition of artifacts recovered from the Titanic wreck site. A hearing is tentatively scheduled in February 2002 before the Court of Appeals for the Fourth Circuit.

          There has been no other material change in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          On January 15, 2002 the Company dismissed Goldstein Golub Kessler LLP as the Company's principal accountant and engaged Kempisty & Company, Certified Public Accountants, P.C.,as its principal independent accountants to audit the financial statements of the Company for the year ended February 28, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS



(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   January 16, 2002
                                  By:  /s/ Gerald Couture
                                  -------------------------------------------
                                  Gerald Couture, Vice President, Finance