Form 10-K
period 2002-02-28
RMS TITANIC INC
filed 2002-06-18
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 31, 2002, was: $2,023,606.

     The number of shares outstanding of each of the registrant's classes of common stock, as of May 31, 2002, were:
                                                      NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                    18,550,847

DOCUMENTS INCORPORATED BY REFERENCE: The registrant's definitive proxy statement to be filed pursuant to Regulation 14A or definitive information statement to be filed pursuant to Regulation 14C.

              SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE
                    SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 that involves certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The Company does not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

 On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ., 2002 U.S. App. LEXIS 6799 (4th Cir.
2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court all of which rulings the Company relied upon in the conduct of its business. Furthermore, based on a June 7th 1994 order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

In its April 12, 2002 Opinion, the Fourth Circuit indicated that the Company, as salvor, has a lien in the previously recovered artifacts and that it is necessary for the District Court to determine the Company's salvage award and satisfy the award with the proceeds from a sale of the artifacts. Should it become apparent to the District Court that the proceeds of any sale would clearly be inadequate to pay the salvor its full reward, then the court might, as a matter of discretion, award the salvor title to the property in lieu of the proceeds of sale, thus saving the costs of sale. The salvor does not have a direct right, however, to title in the property. As a result of the Fourth Circuit's opinion, the Company does not own the artifacts under the jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division but instead has a salvor's lien.

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the TITANIC, which sank in 1912, and lies more than 12,500 feet below the surface of the Atlantic Ocean. This location is approximately 400 miles off the southern coast of Newfoundland. The Company has obtained oceanic material and scientific data available in various forms that include still and moving photography and artifacts from the wreck site; and is utilizing this data and artifacts for historical verification, scientific education and public awareness. All these activities are directed toward producing income for the company resulting in touring exhibitions, television programs, and the sales of still photographs.

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

The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovery of historic objects, the Company's 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site. These artifacts from the 1987 expedition were subsequently awarded to the Company by the government of France.

In June 1993, the Company successfully completed its second expedition to the TITANIC wreck site, during which it recovered approximately 800 artifacts and produced approximately 105 hours of videotape footage during the course of fifteen dives. In July 1994, the Company recovered over 1,000 objects and produced approximately 125 hours of videotape footage during its third expedition to the TITANIC wreck site. In August 1996, the Company recovered numerous objects and produced approximately 125 hours of videotape footage during its fourth expedition to the TITANIC wreck site. Present management is reviewing recovery details of the 1996 expedition.

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

In August 1998, the Company recovered numerous objects and produced approximately 350 hours of videotape footage during its fifth expedition to the TITANIC wreck site. This expedition, again undertaken in cooperation with Discovery Communications, Inc., produced five hours of television programming about the expedition, including the first-ever live broadcast from the TITANIC wreck site and a one hour Dateline NBC special broadcast. Among the highlights of the 1998 expedition was the successful recovery of the "Big Piece" and extensive mapping of the TITANIC and portions of the wreck site through the capture of thousands of high-resolution color digital photographs. Present management is also reviewing recovery details of the 1998 expedition.

The Company's 1987, 1993, 1994, 1996, and 1998 TITANIC expeditions were completed by charter agreements with IFREMER. The objects recovered from those expeditions were ultimately transported to a privately-owned conservation laboratory in France for restoration and preservation processes in preparation for exhibition, except for several objects conserved by EDF that were recovered in 1987 and the "Big Piece", which went through its conservation process in the United States.

During the summer of 2000, the Company conducted its most recent expedition ("Expedition 2000") to the TITANIC wreck site in the North Atlantic. During this expedition, the Company utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, Russia, which provided the research vessel "Akademik Mstislav Keldysh" and two manned submersibles- the "MIR-1" and "MIR-2 The expedition resulted in a total of twenty-eight dives over a four week period that resulted in the recovery of more than 900 objects from the wreck site and the discovery of a new debris field. Among the artifacts recovered in this expedition were the ship's wheel and stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Among personal items recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, bowler hat, first class demitasse and dinner plate. A base for a cherub, likely from the Grand Staircase, as well as gilded wood from a balustrade were also recovered. The nine leather bags provided more than one hundred additional objects. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered. These items will further provide a clearer picture of the workings of the TITANIC at that time period, and will further enhance exhibition presentations. This expedition was conducted during the months of July and August 2000.

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the TITANIC wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. During the 2000 expedition, the Company utilized this ship for fifty-three days. At the end of the expedition, the Explorer landed the recovered artifacts in Norfolk, Virginia for eventual delivery to the conservation facility the Company established with Eastern Michigan State University. During the summer of 2001, the SV Explorer had several charters for a total of 49 days.

In May 2001, the Company acquired ownership of the RMS Carpathia that was sunk in 1918 off the coast of the United Kingdom. This ship rescued the survivors of the Titanic. This ship wreck will play a role in the Company's future business plan.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV Explorer". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV Explorer", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. On March 6, 2002, in a separate agreement, the Company sold to Argosy International, for minimal consideration, its 100% ownership interest in White Star Marine Recovery, Ltd. That sale terminated its obligation under an agreement with Argosy International for the consulting services of Graham Jessop. At the time of this sale, White Star Marine Recovery had no assets other than this consulting contract.


PLAN OF OPERATIONS

The TITANIC continues to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1,500 of the 2,228 lives on board. The depth of this international interest in the TITANIC has been continuous since sinking more than ninety years ago. The December 1997 release of the highest grossing motion picture of all time, "TITANIC," as well as a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean attests to the public's continuing fascination in the TITANIC. As the only enterprise that has recovered and conserved items from the TITANIC, the Company is in a unique position to present exhibitions of TITANIC artifacts for viewing by the public. Management intends to continue to present exhibitions throughout the world as demand for these tours is warranted subject to a Federal District Court salvage award. Management will also continue to conduct these exhibitions in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

The principal sources of revenues of the Company have been payment guarantees and applicable overage payments for exhibits including but not limited to ticket sales for admission to exhibitions, merchandising revenues, and sponsorship revenues. Additional revenues include other merchandise and licensing sources.

The Company's two most important obligations are to maximize shareholder value and secure a salvage award from the District Court regarding the TITANIC artifacts.

SALVOR LIEN

In its April 12, 2002 Opinion, the Fourth Circuit held that the Company, as salvor, has a lien in the recovered artifacts and that it is necessary for the District Court to determine the Company's salvage award and satisfy the award with the proceeds from a sale of the artifacts. Should it become apparent to the District Court that the proceeds of any sale would clearly be inadequate to pay the salvor its full reward, then the court might, as a matter of discretion, award the salvor title to the property in lieu of the proceeds of sale, thus saving the costs of sale. The salvor does not have a direct right, however, to title in the property. As a result of the Fourth Circuit's opinion, the Company does not own the artifacts under the jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division but instead has a salvor's lien. The process to determine what award should be granted to the Company for its efforts, undertaken in the salvage of artifacts from the Titanic is left to the discretion of the District Court. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service. (2) the promptitude, skill, and energy displayed in rendering the service and saving the property. (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed. (4) the risk incurred by the salvors in securing the property from the impending peril. (5) the value of the property saved. (6) the degree of danger from which the property was rescued.

EXHIBITIONS

The Company has presented exhibitions in association with third parties throughout the world and nearly ten million people have attended these exhibits. The Company, subject to a salvage award, plans to continue to present exhibition tours of TITANIC artifacts.

Agreement with Subsidiary of SFX Entertainment, Inc.

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which SFX was granted an exclusive worldwide license to exhibit TITANIC artifacts for the payment of at least $8.5 million annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 between the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Furthermore, two additional extensions have been granted which now extends the agreement to December 31, 2003. Each amendment required a guaranteed minimum annual payment of $2,000,000.

For the amendment period ended November 31, 2001, the Company received payments of $616,000 over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. Upon execution of the fourth amendment in May 2002, the Company received a payment of $750,000. The most recent amendment was with Clear Channel Entertainment Exhibits, Inc. ("CCEE") formerly known as SFX Family Entertainment, Inc.

From 1997 through the present time, exhibitions of objects recovered from the TITANIC were presented in association with the Company in the following cities and countries: Norfolk, Virginia from November 1996 until March 1997; Memphis, Tennessee from April 1997 to September 1997; Hamburg, Germany from May 1997 to September 1998; at the Queen Mary in Long Beach, California from May 1997 to March 1999; in St. Petersburg, Florida from November 1997 to May 1998; in Boston, Massachusetts from July 1998 through November 1998; in Zurich, Switzerland from November 1998 through May 1999; in St. Paul, Minnesota from January 1999 through May 1999; a tour of several cities in Japan from July 1998 through July 1999; Atlantic City, New Jersey from May 1999 until September 1999; Las Vegas, Nevada from January 1999 through October 2000; Chicago, Illinois from February through October 2000; Dallas, Texas from March through June 2000; Cincinnati, Ohio from November 2000 through March 2001; in Seattle, Washington from March 2001 to October 2001; Kansas City, Missouri from April 2001 to September 2001; Baltimore, Maryland from April 2001 to February 2002; Nashville, Tennessee from May 2001 to September 2001; St. Louis, Missouri from December 2001 to April 2002; a South American tour included Buenos Aires, Argentina from April 2001 to June 2001 and Santiago, Chile from August 2001 to December 2001.

Current Exhibitions

CCEE is presenting TITANIC exhibits in Phoenix, Arizona, Norwalk, Connecticut, Cleveland Ohio and Houston, Texas.

MERCHANDISING

The Company has an ongoing arrangement with Events Management, Inc. (the gift shop operator at all domestic Exhibits) and receives monthly payments for certain items that are sold in the Exhibit gift shops, on their web-site and marketed through other channels of distribution. These payments equal ten percent of gross revenue received from sales to third parties and an amount equal to five percent of the retail price on products bearing the Company's logos or incorporating those proprietary rights. The Company participates in all other income from gift shop sales through its contract with CCEE. Certain items such as coal recovered from the TITANIC wreck site are sold directly by the Company to third parties including Events Management Inc. An exhibit catalog is published by the Company and the profits from sales at exhibits are shared equally between CCEE, Events Management Inc. and the Company.


MARKETING

The Company has developed several retail products utilizing coal from the Titanic that have been incorporated into jewelry and necklaces. The Company intends to continue developing such products to increase its merchandizing revenues. The Company also intends to pursue the direct marketing of merchandise and archive through its web site (http://www.rmsTITANIC.net) and through third parties.

The marketing and promotion of TITANIC Exhibitions is handled and paid for by CCEE and other third parties involved with the presentation of exhibits.

EXPEDITIONS TO THE TITANIC

With the depth of the TITANIC wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the site. In its 1987, 1993, 1994, 1996, and 1998 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts were undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team had the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs. to fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with its 1987, 1993, 1994, 1996, 1998, and 2000 expeditions to the wreck site, the Company engaged maritime scientists and other professional experts to assist in the exploration and recovery efforts.

In its most recent recovery operation in Expedition 2000, the Company conducted twenty-eight dives over a four-week period that recovered more than 900 items from the wreck site, which included the discovery of a new debris field. Among the artifacts recovered in this expedition, were: the ship's Wheel and Stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Personal items recovered included binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, bowler hat, first class demitasse and dinner plate. A base for a bronze cherub likely from the Grand Staircase was recovered as well as gilded wood from a balustrade. The nine leather bags found provided more than one hundred items. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered.

The Company's ability to conduct expeditions to the TITANIC is subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "open weather window" for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with: NAUTILE through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To the Company's knowledge, no other submersible with the capability of reaching the depth of the TITANIC is presently commercially available or acceptable to the Company for such chartering. The Company could also conduct operations with unmanned, surface-controlled, remote operated vehicles, which may be available for chartering on suitable terms from other sources.

Danepath Ltd., the Company's wholly-owned United Kingdom subsidiary, acquired the SV Explorer, a research and recovery vessel in June 2000. The SV Explorer operated as a support vessel during Expedition 2000 to the Titanic. This Danepath subsidiary was sold to Argosy International Ltd. in April 2002.

EXPEDITION TO THE CARPATHIA

The Company plans a recovery operation to the RMS Carpathia wreck location to recover objects that the Company owns as a result of its purchase of ownership rights for that vessel. At the present time, a definitive schedule has not been set for this endeavor but it is expected to occur during this calendar year.


RESTORATION AND CONSERVATION

Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than 90 years, objects have been subjected to the corrosive effects of chlorides present in seawater. The restoration of many of the metal, leather, and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Some of the artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Except for un-restored artifacts that are currently being exhibited, many of the artifacts recovered from the 1987,1993, 1994, 1996 and 1998 expeditions have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France.

During 2001, the Company had a conservation program with Eastern Michigan University, located in Ypsilanti, Michigan to utilize their conservation program for the Titanic 2000 artifacts. This program was initiated in May of 2001 and concluded on December 31, 2001.

All Titanic artifacts that are not being exhibited as part of the SFX Exhibition Tour Agreement are presently housed in the Company's conservation and warehouse facility located in Atlanta.


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

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. vs. The Wrecked and Abandoned Vessel [ 2002 U.S. App. LEXIS 6799 (4th Cir. 2002)]. Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award and further held that the Company currently has no title to any artifacts that it had previously recovered from the wreck of the Titanic nor to any artifacts that it might recover in the future. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court and upon which the Company had relied on in the conduct of its business. Furthermore, based on a June 7th 1994 order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

Entities within the United States, United Kingdom, France and Canada are working together to implement an international agreement that could diminish or divest the Company of its salvor-in-possession rights. See Item 3- Legal Proceedings. Management believes that all requirements to maintain its salvor-in-possession status have been satisfied by the Company. Should the Company not maintain its salvor-in-possession status, other entities could conduct salvage operations and recover items from the TITANIC wreck site. Management believes that salvage operations by other entities, if successful, would not have a material adverse affect upon the Company's exhibition activities.

The loss of exclusive photographic rights could continue to have a materially adverse affect upon the Company's ability to generate revenues from ancillary activities, such as television productions, or passenger cruises accompanying research and recovery expeditions There was not a television or video contract for the Company's last Titanic expedition in 2000.


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

EMPLOYEES

As of June 3, 2002, the Company had five employees. The Company is not a party to any collective bargaining agreement.

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

The Company had a lease obligation for office space at 401 Corbett Street, Clearwater, Florida. This location previously housed the Company's administrative and marketing activities until those functions were relocated to the Atlanta office. The Company had entered into a settlement agreement which was completed on May 29, 2002 relieving the Company of any further obligation under this lease.

The Company leased 4,000 sq. ft of warehouse space at 224 Airport Industrial Drive, Ypsilanti, Michigan from December 4, 2000 through December 31, 2001 for conservation purposes. The lease was for $12,800 for the first six month period and $2,200 per month thereafter.

The Company has a thirty-eight month lease obligation commencing November 1, 2001 for approximately 10,080 square feet of space at an undisclosed location for security purposes in Atlanta, Georgia. This facility is used for conservation, restoration, and storage of Titanic artifacts. The monthly rents are $5,460 through October 31, 2002; and thereafter $6,090 through October 21, 2003 and finally $6,720 through December 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

Legal Action by Former Officers and Directors

On November 26, 1999, two of the six members of the Company's Board of Directors, Messrs. Geller and Harris, and others; acting via an action by written consent of the holders of a majority of voting rights of the Company's common stock, in lieu of a meeting; removed Messrs. Tulloch, Hothorn, Nargeolet, and Carlin as Directors of the Company and subsequently Messrs Tulloch and Carlin as Officers. This action was similar to that used by Mr. Tulloch as a director to remove other directors in July 1997.

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

Other Legal Proceedings

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the TITANIC which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC, that has been re-affirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS TITANIC Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, in a decision by the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts it owns.

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

On May 10, 2001, the Company received a subpoena duces tecum from the Securities and Exchange Commission requesting various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other company matters. The Company was not been notified by the SEC of the purpose and nature of the proceedings for which the subpoena duces tecum was served. The Company has complied with the subpoena. The Company now knows that G. Michael Harris, a former officer and director, had filed a complaint with the SEC. The basis for this knowledge is a letter from Mr. Harris' attorney. Mr. Harris' employment with the Company was terminated because of evidence he misappropriated corporate monies for his own purposes and a complaint was made to law enforcement authorities in Pinellas County, Florida.

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

On January 27, 2000, the Company was served with a lawsuit by Oceaneering International, Inc. for monies purportedly owed under a June 27, 2000 contract for maritime services for the Company's Expedition 2000. The Company filed an answer that included a setoff for damages. On May 8, 2002, this case was dismissed with prejudice with each party paying its own legal expenses and executing a confidentiality agreement. The Company did not pay any consideration for this settlement.

On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claims the Company agreed to pay or provide other additional considerations. The Central District Court entered an order denying the Company's motion for summary judgment. Thereafter, in March of 2002, the Central District Court denied the Company's right to appeal its interlocutory order denying the Company's motion for summary judgment. The trial is scheduled in the District Court for the summer of 2002. The eventual outcome of this matter is uncertain at the present time.

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. vs. The Wrecked and Abandoned Vessel [ 2002 U.S. App. LEXIS 6799 (4th Cir. 2002)]. Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court all of which rulings the Company had relied on in the conduct of its business. Furthermore, based on a June 7th 1994 order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company. In the United States District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and for Joe Marsh, as a principal shareholder of the Company. The Company intends to vigorously defend itself and its officers and directors in this matter. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for the Company.

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

     (b) FISCAL PERIOD

                                                  COMMON STOCK

                                  HIGH                       LOW
                                  BID                        BID
2002

1st Quarter                      1.20                         0.42
2nd Quarter                      0.85                         0.65
3rd Quarter                      0.80                         0.42
4th Quarter                      0.52                         0.34

2001

1st Quarter                      2.83                         1.03
2nd Quarter                      3.13                         1.39
3rd Quarter                      1.75                         0.56
4th Quarter                      1.44                         0.41

     (b) HOLDERS. The number of holders of record of the Company's Common Stock as of May 31, 2002 was 1895.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its Common Stock since its inception, and intends to re-invest earnings, if any, in the Company to accelerate its growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its Common Stock in the future.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements which have been audited by independent certified public accountants. The financial statements as of February 28, 2002, February 28, 2001, and February 29, 2000 and for each of the three years in the period ended February 28, 2002 is included elsewhere in this Form 10-K.

YEAR ENDED FEBRUARY 28(29)
                                              1998         1999          2000         2001        2002
---------------------------------------------------------------------------------------------------------
Statement of Operations Data:
( In thousands, except per share
   and weighted average shares)

   Revenues:
     Continuing operations               $ 4,658           9,857          6,433          5,699      2,768
     Discontinued operations                  --              --             --             14        504

   Net income (loss)
      Continuing operations               $3,367           4,063            (21)            36     (7,260)
      Discontinued operations                 --              --             --            (88)      (168)
      Gain on sale                                                                                    644


   Income (loss) per share:
       Continuing operations             $    .21            .25             --             --       (.38)
       Discontinued operations                 --             --             --             --         --

   Weighted average number of
   common shares
   outstanding                         16,181,868     16,187,128     16,187,128     16,732,991  18,058,573



FEBRUARY 28(29),                    1998             1999          2000           2001         2002
----------------------------------------------------------------------------------------------------
Balance Sheet Data:
  (In thousands)
   Total Assets                  $ 10,079           13,910       15,372          15,002        8,839
   Long Term Obligations               --               --           --              --           --
  Total Liabilities              $  2,642            2,410        3,569           2,251        1,497
   Shareholders' Equity          $  7,437           11,500       11,803          12,751        7,342



Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                                         5/31/01      8/31/01   11/30/01     2/28/02
-------------------------------------------------------------------------------------------------------------
      Revenues:
          Continuing operations         $   612     $    923    $  780        $ 453
          Discontinued operations             -          438        66            -
                                        ----------------------------------------------
                                            612        1,361       846          453
      Expenses:
          Continuing operations             827          937       845        7,427
          Discontinued operations           111          337       145           79
                                        ----------------------------------------------
                                            938        1,274       990        7,506
      Net income/(loss):
          Continuing operations            (213)         (12)      (65)      (6,224)
          Discontinued operations          (118)         101       (79)         (72)
                                        ----------------------------------------------
                                           (323)          89      (143)      (6,296)
      Net income/(loss) per share:
          Continuing operations            (.01)         .00       .00         (.35)
          Discontinued operations          (.01)         .00      (.01)         .00
                                        ---------------------------------------------
                                           (.02)         .00      (.01)        (.35)


-------------------------------------------------------------------------------------
                                          5/31/00      8/31/00    11/30/00   2/28/01
-------------------------------------------------------------------------------------


       Revenues                           $ 2,158     $ 2,149       $ 886       $   506
       Expenses                             1,642       1,817       1,040         1,312
       Net income/(loss)                      322         236        (149)         (430)
       Net income/(loss) per share            .02         .01        (.01)         (.02)

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2002 AS COMPARED TO YEAR ENDED FEBRUARY 28, 2001

During its fiscal year ended February 28, 2002 (the "2002 fiscal year"), the Company's revenues decreased to $2,768,000 as compared to $5,699,000 in the fiscal year ended February 28, 2001 (the "2001 fiscal year"). This decrease of $2,931,000, or 51%, primarily reflects lower licensing fee income in the 2002 fiscal year. In the 2001 year, licensing fee income benefited from the higher guaranteed annual payment on the first year of the Exhibition Tour Agreement with SFX.

Exhibition revenue and related sales were $2,354,000 in the 2002 fiscal year as compared to $5,464,000 in the 2001 fiscal year for a decrease of $3,110,000, or 57%. This decrease in revenues was principally attributable to lower payments under the Exhibition Tour Agreement with SFX. SFX declined to renew the agreement on essentially similar terms during 2001 and consequently a revised agreement was negotiated which resulted in lower annual guaranteed payments.

The Company's merchandise and other revenues, that included the sale of merchandise, books and royalty payments, increased to $414,000 from $235,000 in the prior fiscal year. This increase of $179,000, or 76% is primarily attributed to the contribution of catalog income from the sale of catalogs at each exhibition venue during the 2002 fiscal year. There was not any catalog sales in the 2001 fiscal year. The sale of coal recovered from the TITANIC was $62,000 in the current fiscal year compared to $67,000 in the prior year. In addition, the Company received an insurance payment of $95,000 during fiscal year ended February 28, 2002 for the loss of artifacts in a theft that occurred in Nashville, Tennessee on January 28, 2001 of 10 coins and nine bank notes that were recovered from the Titanic wreck site in 1987.

Cost of goods sold were $91,000 for the 2002 fiscal year as compared to $13,000 in the 2002 fiscal year. This increase of $78,000 is primarily attributed to the costs associated with the catalogs sold during the 2002 fiscal year. There were no catalogs sales in the prior year's period.

Expenses for expedition costs were only $32,000 for the 2002 fiscal year as compared to $763,000 in the 2001 fiscal year. During the 2001 fiscal year the Company undertook the summer of 2000 expedition to the Titanic wreck site. There was not a similar expedition conducted during the 2002 fiscal year although a survey was undertaken in early 2002 in Papua New Guinea territorial waters.

General and administrative expenses were $3,391,000 for the 2002 fiscal year as compared to $4,405,000 in the 2001 fiscal year. This decrease of $1,014,000, or 23%, is primarily attributed to reductions in consulting expenses, accounting fees, and legal expenses over the prior year.

Depreciation and amortization expense for the 2002 fiscal year was $374,000 as compared to $558,000 in the 2001 fiscal year. This decrease of $184,000, or 33%, is primarily attributed to the reduction of amortization expenses during the year for intangibles acquired in the 2001 fiscal year that were sold as part of the Carpathia acquisition transaction.

As a result of The United States Court of Appeals for the Fourth Circuit finding the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award and further held that the Company currently has no title to any artifacts that it had previously recovered from the wreck of the Titanic nor to any artifacts that it might recover in the future. In light of the requirements of SFAS 121-impairment of long-lived assets and SFAS 142-the valuation of non-goodwill intangibles, the value of a salvor lien that may be granted to the Company is at present undeterminable and uncertain and cannot be reliably estimated, management elected to establish an impairment charge of $8.1 million to costs of artifacts recovered in expeditions that occurred after 1987. This loss was reduced by expected tax benefits of $2.1 million. The artifacts recovered in the 1987 expedition that the Company was awarded by the Government of France remains a Company asset and is valued at $3.2 million, the cost of recovery.

There was a loss from continuing operations of $7,268,000 for the 2002 fiscal year as compared to a loss from operations of $40,000 in the 2001 fiscal year. The substantial decrease in income from operations is primarily attributed to the write down of the valuation of artifacts recovered that is attributed to the recent Fourth Circuit Appellate Court decision. This loss is also attributed to the lower revenues for fiscal year 2002 while the Company incurred higher proportionate direct and general and administrative expenses although there were overall reductions in those expenses.

During the 2002 fiscal year, the Company earned interest income of $8,000 as compared to $76,000 in the prior year. The Company maintained higher cash balances during the 2001 fiscal year at higher interest rates.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV Explorer". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV Explorer", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. For the fiscal year ended February 28, 2002, the Danepath subsidiary had an operating loss of $168,000. The Company realized a gain of $644,000 on the sale of Danepath for the 2002 fiscal year.

Income (loss) after income taxes for continuing operations was ($7,260,000) for the 2002 fiscal year as compared to $36,000 in the 2001 fiscal year. For discontinued operations, the Company had a loss of $168,000 for the 2002 fiscal year, but realized a gain of $644,000 on the sale of this business. Basic and diluted earnings per common share were $(0.38) and $ -0- for the 2002 and 2001 fiscal years, respectively. The loss per common share for the discontinued operation was not material. The weighted average common shares outstanding were 18,058,573 and 16,732,991 for the 2002 and 2001 fiscal years, respectively.


YEAR ENDED FEBRUARY 28, 2001 AS COMPARED TO YEAR ENDED FEBRUARY 29, 2000

During its fiscal year ended February 28, 2001 ("2001 fiscal year"), Company's revenues decreased to $5,699,000 from $6,433,000 in the fiscal year ended February 29, 2000 ("2000 fiscal year"). This decrease of approximately 11% as compared to the prior fiscal year is primarily a result of a decrease of $672,000 in the Company's exhibition and related merchandise sales during its 2001 fiscal year as compared to 2000 fiscal year. The revenue from the Company's SFX agreement has been renegotiated from the original arrangement as a result of the parties experience in the first year of operation. The amendments that the Company has executed more clearly reflect the current realities of the economic prospects of exhibition of its artifacts. The Company continues to seek other revenue producing opportunities.

In 2001 fiscal year, there was an aggregate decrease from $297,000 to $235,000, or $62,000 for other revenues as compared to the 2000 fiscal year. Other revenue includes licensing fees, merchandise, and the sale of coal. Licensing fees increased during the 2001 fiscal year because of the recent expedition to the TITANIC wreck site during the summer of 2000. Revenue from merchandise, book, and other activities decreased approximately 73% during the 2001 fiscal year as compared to the 2000 fiscal year. This decrease resulted primarily from lower revenues derived from merchandising because of the inclusion of such revenue sources within the amended SFX agreement. The Company's revenue from the sale of coal increased approximately 14% during the 2001 fiscal year as compared to the 2000 fiscal year. Such coal sales are being made directly from the Company's offices to Events Management, Inc. for exhibitions. The Company's cost of coal sold increased approximately 33% during the 2001 fiscal year as compared to the 2000 fiscal year as a result of an increase in the volume of coal sales during these corresponding periods.

With the expedition in the summer of 2000, the Company expended $2,107,000 during the 2001 fiscal year for recovering 900 new artifacts from the TITANIC wreck site. These costs increased the carrying value of the artifacts. There was not an expedition to the TITANIC wreck site during the 2000 fiscal year. In addition, the Company incurred approximately $605,000 of expenses relating to this expedition. These expenses are not directly related to artifact recovery operations. Also, the Company incurred $157,000 of expense for a salvage project in the Pacific Ocean.

General and administrative expenses of the Company decreased $1,749,000, or approximately 28%, from $6,154,000 in 2000 fiscal year to $4,405,000 in the 2001 fiscal year. During the 2000 fiscal year, the Company settled certain lawsuits, one of which was with former management that included the payment of $1,671,000. In addition, two other litigation matters were resolved by $392,000 charged to operations during the 2000 fiscal year. During the 2001 fiscal year, consulting expenses amounted to $892, 000 from $195,000 in the prior year. Legal expenses declined in the fiscal year 2001 to $944,000 from $1,039,000 in the prior fiscal year.

Operating expenses of $41,000 were incurred during the 2001 fiscal year for the Company's SV Explorer, a 178 foot -- 1050 ton ship acquired in June 2000, exclusive of $204,000 of direct costs for recovery of the artifacts during the Expedition 2000. There are not comparable costs for the 2000 fiscal year. It is estimated that the use of the Company's own vessel resulted in substantial savings during the fifty-three days that this vessel was engaged in that expedition. The SV Explorer delivered the recovered artifacts to Norfolk, Virginia at the end of the expedition for eventual delivery to the conservation facility the Company established with Eastern Michigan University. SV Explorer is owned by Danepath Ltd., until recently, a wholly owned subsidiary of the Company. The Company's depreciation and amortization expenses increased to $587,000 from $303,000, or 94%, during the 2001 fiscal year as compared to the 2000 fiscal year. This increase is primarily attributed to the amortization of certain intangibles which the Company acquired in early 2000 for $900,000. These intangibles are related to prospective salvage opportunities for twelve shipwrecks throughout the world. These intangibles were exchanged in May 2001 for the ownership rights to the "Carpathia".

During the 2000 fiscal year, the Company incurred an impairment loss on exhibitry equipment. There was not a similar expense during the 2001 fiscal year. Total expenses for the fiscal year 2001 decreased to $5,811,000 from $6,567,000, or 12%, which was similar to the decrease in total revenues over the same period.

The Company's loss from operations decreased to $40,000 in the fiscal year 2001 as compared to $134,000 in the fiscal year 2000, a decrease of approximately 30%. Interest income for the 2001 fiscal year amounted to $76,000 as compared to $113,000 in the prior fiscal year. This decrease is attributed to lower interest derived from the Company's interest bearing bank account during the recent fiscal year. The loss from discontinued operations was $88,000 for the 2001 fiscal year. This business was established during the 2001 fiscal year.

The Company's income before provision for income taxes was $36,000 in the fiscal year 2001 as compared to a loss of $21,000 in the 2000 fiscal year. There was no provision for income taxes in either fiscal year. Consequently, the net profit was $36,000 for the 2001 fiscal year and the net loss was $21,000 for the 2000 fiscal year. Basic and diluted earnings per common share were $-0- for both the 2001 and 2000 fiscal years. The weighted average common shares outstanding were 16,732,991 and 16,187,128 for the 2001 and 2000 fiscal years, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $441,000 for the year ended February 28, 2002 as compared to cash provided of $472,000 in the 2001 fiscal year. This decrease in cash provided by operating activities for this fiscal year is primarily attributed to the increase in prepaid and refundable taxes, $ 1,345,000, and the net loss $6,841,000, that was not offset by the decrease in other assets, $6,786,000, and the reduction in accounts payable and accrued expenses of $292,000 during the year.

For the year ended February 28, 2002, cash used in investing activities included $23,000 for the purchase of property and equipment. In the prior year cash used in investing activities was $2,883,000 of which $2,107,000 was expended for artifact recovery as the Company conducted an expedition to the TITANIC wreck site during the summer of 2000.

The Company's net working capital (deficiency) and stockholders' equity were $2,241,000 and $7,342,000 at February 28, 2002 as compared to a working capital deficit of $854,000 and stockholders' equity $12,751,000 at February 28, 2001. The Company's current ratio was 2.5 at February 28, 2002 as compared to 0.8 at February 28, 2001. The present improvement in the Company's working capital position is attributed to the sale of the Company's Danepath subsidiary, the increase in refundable taxes and a reduction in accounts payables. Management expects future income to offset the costs of its internally planned operations.

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

Management plans to undertake a recovery operation to the Carpathia in calendar year 2002 to recover objects. As the Company owns the Carpathia, it is the intent of management to sell and/or exhibit those items recovered As part of the Danepath sale transaction, the Company has a priority use of the Danepath personnel and equipment, including the SV Explorer. It is anticipated that the costs of this operation can be conducted without any outside funding. Management expects that it will be able to arrange for the financial resources, including licensing arrangements, to properly execute its strategic plan, although no assurances can be given that it will be successful in such endeavors.

The Company has sufficient working capital to meet its planned needs for the next twelve months without any significant additional funding. The exhibition tour agreement with CCEE requires a minimum of $2,000,000 annually for the grant of exhibition rights for a one-year period. On May 1, 2002 the fourth amendment to the Exhibition Tour Agreement was executed between CCEE and the Company.

SALVOR-IN-POSSESSION STATUS RISK

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


INTERNATIONAL CURRENCY RISKS

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

THE FOURTH CIRCUIT COURT'S RULING - A NEW SUBSTANTIAL RISK FACTOR

The Fourth Circuit decision to declare the June 7, 1994 District Court order ambiguous in its recent ruling on April 12, 2002 has introduced substantial risk and uncertainty in the future of the Company. Prior to that ruling, the Company conducted it business relying on its ownership of artifacts recovered from the wreck site as its property. The Fourth Circuit's ruling voided that ownership of those artifacts recovered on expeditions after 1987, some 1800 artifacts. The Company is relying on the award of the government of France for ownership of those artifacts recovered in the 1987 expedition and continues to recognize a carrying cost of $3.2 million for those artifacts. Subsequent to the ruling by the Fourth Circuit, the Company had filed a mandate with the Appellate Court to forestall the issuance of the Fourth Circuit's opinion until the opportunity for a Supreme Court review had passed. That motion to stay the mandate is attached in this filing. That motion was denied on April 26, 2002.

In eliminating ownership by the Company of a majority of artifacts, the Fourth Circuit declared that the Company was entitled to a salvor's lien for its expedition efforts over the years. The Company had expended more than $8.1 million for expeditions after the 1987 expedition. This revocation of ownership of artifacts recovered after 1987 has resulted in an impairment charge of approximately $6.1 million, net of taxes.

The monetary award that may be granted for a salvor lien is subject to the consideration by a maritime court of the "Blackwall factors" which impart substantial uncertainty as to the amount and appropriateness of the award to be granted. These Blackwall factors include: (1) the labor expended by the salvors in rendering the salvage service. (2) the promptitude, skill, and energy displayed in the rendering the service and saving the property. (3) the value of the property employed by the salvor in rendering the service, and the danger to which such property was exposed. (4) the risk incurred by the salvor in securing the property from the impending peril. (5) the value of the property saved. (6) the degree of danger from which the property was rescued.

The Company has taken a position that after relying on the 1994 district court order for eight years in the conduct of its business and within previous rulings the Fourth Circuit had ample opportunity to rescind that 1994 order when it reviewed the case in 1999, and it is demonstrably unfair and unwarranted to deprive the Company of ownership of those artifacts that are under the jurisdiction of the federal district court. Despite that, the Company's effort to file a Petition for Certiorari with the United States Supreme Court may not meet with success as only a small percentage-less than 5% are considered for review by that court.

In light of these circumstances and the likelihood of the Fourth Circuit's ruling being binding on the district court and the Company, management intends to immediately seek a salvage award for all the applicable recovery expeditions that it conducted to the Titanic wreck site. It is uncertain at this time what the award shall be or how long it will take to obtain an award.

ITEM 8.  FINANCIAL STATEMENTS
                                                                         Page

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets at February 28, 2001
 and  February 28,2002                                                   F-2

Consolidated Statements of Operations and Comprehensive
 Operations for the years ended
 February 28 (29), 2000, 2001 and 2002                                   F-3

Consolidated Statements of Stockholders' Equity for the years ended
 February 28(29), 2000, 2001 and 2002                                    F-4

Consolidated Statements of Cash Flows for the years ended
 February 28(29), 2000, 2001 and 2002                                    F-5


Notes to Financial Statements                                            F-7



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 15, 2002 the Company dismissed Goldstein Golub Kessler LLP as the Company's principal accountant and engaged Kempisty & Company, Certified Public Accountants, P.C.,as its principal independent accountants to audit the financial statements of the Company for the year ended February 28, 2002.

The reports of Goldstein Golub Kessler LLP on the Company's financial statements for the years ended February 28, 2001 and February 29, 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Company's Board of Directors. The Board of Directors determined that the Company's auditing needs could be handled by Kempisty & Company, Certified Public Accountants, P. C., as efficiently and more economically compared to the former accounting firm.

During the years ended February 28, 2001 and February 29, 2000 and through January 14, 2002, there were no disagreements with Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Goldstein Golub Kessler LLP would have caused them to make reference thereto in their reports on the financial statements for such periods.

Goldstein Golub Kessler LLP furnished a letter addressed to the Commission stating that it agrees with the above paragraph 1, 2 and 4.

                                    PART III

ITEM 10.  MANAGEMENT

OFFICERS AND DIRECTORS

The directors, executive officers, and significant employees of the Company are:

Name                     Age     Position

Arnie Geller             61      President, Chief Executive Officer, Director

Gerald Couture           56      Vice President, Secretary,  Director and
                                  Chief Financial Officer

Dik Barton               42      Vice President, Director of Operations

Nick N. Cretan           67      Director

Doug Banker              50      Director


Arnie Geller serves as President and as a director of the Company from his reappointment in November 1999 as an officer of the Company. Previously he served as President from May 1993 to May 1995, and has served as a director of the Company since May 26,1999. Prior to 1993, Mr. Geller had principally been engaged in various executive capacities in the record industry for approximately 27 years. Mr. Geller was a self-employed corporate consultant prior to his appointment as President of the Company. Mr. Geller is on the board of the Titanic Foundation Inc., an unaffiliated non-profit entity.

Gerald Couture serves as Vice President- Finance, Chief Financial Officer and director of the Company since April 2000. Mr. Couture is a partner and principal, in Couture & Company, Inc., a private corporate financial consulting firm formed in 1973. Over the last twenty-five years, Mr. Couture has, through his consulting firm, been involved in public offerings, mergers and acquisitions, venture capital investing, crisis management, reorganizations and the financial management a number of growth enterprises. Mr. Couture is a director and officer of Alpha Resources, Inc., a registered reporting entity. Mr. Couture has a MBA from Temple University, Philadelphia, and a B.S. in Chemical Engineering from the University of Massachusetts.

Nick Cretan has served as a Director of the Company since May 2000. Mr. Cretan has more than thirty years of management experience including his present position as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and as Executive Director of the American Merchant Marine Memorial Foundation. Previously he served as Deputy Director of the San Francisco Marine Exchange and staff assistant at the National Federation of Independent Business.

Doug Banker has served as a Director of the Company since August 2000. Mr. Banker has more than twenty-five years experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; the development and management of concerts and similar events. Mr. Banker is the manager and principal stockholder in Skillet Records, LLC, an independent record label business that provides national distribution for music artists. Mr. Banker also has authored several significant software programs that have achieved commercial success and which he has been involved with the management of the enterprises created for their commercialization. Mr. Banker is President of the Board of the Motor City Music Foundation in Detroit, Michigan.

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

The Board of Directors held four meetings during the fiscal year ended February 28, 2002 At the present time, the Company has no nominating, executive, or compensation committees. The full board presently functions as the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation paid to the executive officers of the Company for the fiscal years ended, February 29, 2000, February 28, 2001 and February 28, 2002.


                                                                Long-Term
                                                                Compensation

                                                             ---------------------
                                                                           Common
Name                                                        Other          Shares
and                              Year                       Annual         Subject to
Principal                    Ended February                 Compen-        Options
Position                      28th(29th)       Salary        sation        Granted
----------------------      ---------------    ------       -------        -------
Former Officers:

George Tulloch(1)
Former President and Chief
Financial Officer                2002            -0-        $ 3,269           -0-
                                 2001            -0-          3,270           -0-
                                 2000      $ 210,000            -0-       500,000

Allan Carlin(1)
Former Secretary and General
Counsel                          2002            -0-        $ 2,668           -0-
                                 2001      $  48,000          8,911           -0-
                                 2000        220,000            -0-           -0-

G. Michael Harris (2)
Former Vice President and
Chief Operating Officer          2002            -0-            -0-           -0-
                                 2001      $ 325,000        $   710           -0-
                                 2000         79,200            -0-           -0-


Current Officers:

Arnie Geller(3) (4)(5)
President and Chief
Executive Officer                2002      $  358,463      $ 48,101       500,000
                                 2001         292,220        22,759       875,000
                                 2000          79,200           -0-           -0-


Gerald Couture(6)(7)
Vice President Finance
Chief Financial Officer          2002      $  225,687      $113,059       600,000
                                 2001         100,769         5,905       375,000
                                 2000             -0-          -0-            -0-

Dik Barton (8)
Vice President and               2002        $134,361      $  3,619       250,000
Director of Operations           2001          79,073           -0-           -0-
                                 2000             -0-           -0-           -0-


(1) Messrs Tulloch and Carlin served as directors and officers of the Company until November 26, 1999. See "LEGAL PROCEEDINGS." The above table excludes settlement payments made to Messrs. Tulloch and Carlin that amounted to $2.5 million. See LEGAL PROCEEDINGS- Legal Action by Former Officers and Directors

(2)  Mr.  Harris was appointed  Executive  Vice  President  and Chief  Operating
     Officer of the Company on November 26, 1999. Mr. Harris was elected a director on August 9, 1999. Mr. Harris' employment was terminated on August 27, 2000 and he was removed from the Board of Directors on September 12, 2000. During the year, Mr. Harris was issued a stock option which was cancelled at the time of this termination. See "LEGAL PROCEEDINGS."

(3) Mr. Geller was appointed President and Chief Executive Officer of the Company on November 26, 1999. Mr. Geller was elected a director on August 9, 1999. A new Employment Agreement between the Company and Mr. Geller was executed on February 2, 2002 that provides for an annual base salary of $330,000 with 5% per year increases. At Mr. Geller's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Geller has been granted stock options as an officer and director to purchase 1.375 million shares of the Company's common stock at price ranging from $0.40 to $1.75 per share which were closing prices of the stock at the respective times of issuance. All of these options expire in ten years.

(4) In February 2000, the Company paid accrued salary to Mr. Geller of $400,000 for the period May 1993 to May 1995, during which time Mr. Geller served as President.

(5)  Includes  in  other   compensation,   medical  payments  including  medical
     insurance of $36,101 and a car allowance of $12,000.

(6) On April 25, 2000, the Company engaged Mr. Couture as Vice President and its Chief Financial Officer pursuant to a one-year employment agreement. After that employment agreement expired Mr. Couture continued to serve as an officer of the Company with his compensation dependent upon the services he performed. On February 2, 2002, Mr. Couture and the Company executed a new employment agreement for a term of four years at an annual base salary of $270,000 with 5% per year increases. At Mr. Couture's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Couture had previously been granted a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the closing price of the stock on April 24, 2000. Mr. Couture received an option to purchase 600,000 shares at a price of $.40 per share that was the closing price of the Company's common stock on February 1, 2002 as part of his new employment agreement. In addition on February 2, 2002, Mr. Couture's option to acquire 75,000 shares of common stock was reset to an exercise price of $0.40 that was the closing price of the common stock on February 1, 2002. All of these options expire in ten years.

(7) Includes in other compensation, medical payments including medical insurance of $10,782 and a car allowance of $7,500, an office allowance of $10,000, payments to his consulting firm for the professional services of others of $7,415 and the election to receive compensation in the Company's common stock of $77,362 that was delivered in fiscal year 2002 but was primarily earned in the prior fiscal year.

(8) On May 6, 2001 Mr. Barton previously a consultant to the Company became a Vice President and Director of Operations for the Company with the execution of a three year employment agreement at a annual salary of $130,000 for the first year, $143,000 for the second year and $157,000 for the final year. As part of his compensation, Mr. Barton was issued options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.88 per share, the common stock price at the time of the grant. This stock option has a five-year term. On March 22, 2002, Mr. Barton resigned as an officer of the Company and again became a consultant to the Company.


Option Exercises and Holdings

Stock options granted to Mr. Tulloch during the fiscal year ended February 29, 2000 consist of options to purchase 500,000 shares of the Company's common stock at an exercise price of $2.00 with an expiration of May 26, 2004.

No executive officer of the Company exercised any stock options during the fiscal year ended February 28, 2002.

Compensation of Directors

The Company presently compensates all directors by issuing 25,000 shares of common stock for appointment as a director and subsequently, options to purchase common stock of the Company for each year of service. On January 27, 2000, each director was granted an option to purchase 75,000 shares of the common stock of the Company at an exercise price of $1.15 that was the closing price of the Company's common stock as of January 26, 2001. The purpose of this grant of options and shares of common stock was to align the interests of the directors with that of the Company's shareholders. On February 2, 2002 the strike price for these options were reset to $0.40 the closing price of the Company's common stock as of February 1, 2002.

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table enumerates, as of May 30, 2002, the name, address, and ownership, both by numerical holding and percentage of interest, of each beneficial owner or more than five percent (5%) of the Company's outstanding Common Stock, the directors of the Company, individually, and its directors and executive officers as a group.

                                                      Amount
Name and Address of                                Beneficially    Common Stock
Beneficial Owner                        Class          Owned       Percentage
--------------------------------------------------------------------------------
Joe Marsh (1)                           Common       2,515,568        13.6
605 Southside Drive
Akron, Ohio  44317

William S. Gasparrini                   Common       2,328,937        12.6
23 Oak Street
Greenwich, CT 06831

Argosy International , Ltd.             Common       1,704,545         9.2
PO Box 260
Providenciales
Turks & Caicos, B.W.I.

Arnie Geller (2)
c/o RMS Titanic, Inc.                   Common       1,475,000         8.0
3340 Peachtree Road, N.E, Suite 1225.
Atlanta, GA 30326

Nick Cretan (3)                         Common          25,000          --
Suite 913
17 Battery Place
New York, NY 10004

Gerald Couture (4)                      Common         358,764         1.9
901 Chestnut Street, Suite A
Clearwater, FL 33756

Doug Banker (5)                         Common          25,000          --
6508 Crane Road
Ypsilanti, MI 48197

All Officers and Directors as a Group   Common       1,883,764        10.1
   (4 persons)


(1)  Includes Mr. Marsh's latest Form 13D filing.
(2) Common stock held as tenancy by the entireties with his wife. Excludes options to purchase 1,375,000 shares of common stock.
(3)  Excludes options to purchase 75,000 shares of common stock.
(4)  Excludes options to purchase 975,000 shares of common stock.
(5)  Excludes options to purchase 75,000 shares of common stock.


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

At the present time all officers and directors have filed their Forms 3 and 4 for the fiscal year ended February 28, 2002. The Company is aware of one beneficial owner of more than 10% of the Company's Common Stock who has not filed a report as required by Section 16 of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended February 28, 2002, the Company entered into an amended agreement with a subsidiary of SFX Entertainment, Inc., pursuant to which, among other things, the Company licensed to SFX the worldwide rights to exhibit the Company's TITANIC artifacts for an extension period commencing on November 30, 2001 through December 31, 2002. Furthermore, on March 2, 2002, an extension was granted SFX Entertainment, Inc. for an extension commencing on November 30, 2001 through January 5, 2003. In addition, on May 1, 2002, a further extension was granted to Clear Channel Entertainment Exhibits, Inc., a Delaware corporation formerly known as SFX Family Entertainment, Inc. for the period commencing on January 6, 2003 until December 31, 2003.

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

A consulting firm in which the Company's Chief Financial Officer is a principal, has rendered services to the Company for the time of other professionals. Payment for these services amounted to $7,415 in Fiscal Year 2002 and $5,905 in the prior year.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets at February 28, 2001
    and February 28, 2002                                                 F-2

Consolidated  Statements of Operations
 and Comprehensive Operations  for the years ended
 February 28(29), 2000, 2001 and 2002                                     F-3

Consolidated  Statements of Stockholders' Equity
 for the years ended February 28(29), 2000, 2001 and 2002                 F-4

Consolidated  Statements of Cash Flows for the years ended
 February 28(29), 2000, 2001 and 2002                                     F-5

Notes to Financial Statements                                             F-7

(b)  Reports on Form 8-K

Form 8-K filed on January 15, 2002 regarding change of auditors.

Form 8-K filed on April 17, 2002 regarding sale of Danepath, Ltd.

Form 8-K filed on April 30, 2002 regarding the Fourth Circuit Appellate Court decision regarding the appeal of the District Court decisions.


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

10.22.2  Agreement dated April 18, 2000 by and among Whitestar Marine Recover, Ltd. Argosy International, ltd. Graham Jessop and the Company.

10.22.3  Agreement dated April 18, 2000 by and among the Company, Argosy International, Inc. and Graham
         Jessop.


10.22.4  Agreement dated May 7, 2001 by and among the Company, Argosy International, Inc. and Graham
         Jessop(*3)

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

10.23.7  Employment Agreement dated May 6, 2001 between the Company and Dik Barton.

10.23.8  Employment Agreement dated February 2, 2002 between the Company and Arnie Geller.(*3)

10.23.9  Employment Agreement dated February 2, 2002 between the Company and Gerald Couture.(*3)

10.24    The Company's 2000 Stock Option Plan and form of stock option.


10.30 Amendment to Exhibition Tour Agreement, dated September 18, 2000, between the Company and SFX Family Entertainment Inc.

10.31    Second Amendment to Exhibition Tour Agreement, dated May 7, 2001 between the Company and SFX
         Family Entertainment Inc.

10.32    Third Amendment to Exhibition Tour Agreement, dated March 7, 2002 between the Company and SFX
         Family Entertainment Inc.(*3)

10.33    Fourth Amendment to Exhibition Tour Agreement, dated May 1, 2002 between the Company and Clear
         Channel Entertainment Exhibits, Inc.(*3)

10.34    Form of lease dated October 16, 2001 for offices and warehouse in Atlanta, Georgia. (*3)

10.35    Agreement dated April 2, 2002, between the Company, Argosy International Ltd, Danepath Ltd and
         Graham Jessop. (*1)

10.36    Stock Pledge Agreement dated April 2, 2002, between the Company and Argosy International, Ltd. (*1)

10.37    Deed of Covenant from Danepath Ltd to the Company. (*1)


10.38    Letter Modification Agreement dated April 4, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop. (*1)

10.39    United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion
         No. 01-2227 (*2)

10.40    Motion for Stay of Mandate as filed on April 22,2002.(*3)

10.41    Letter Modification Agreement dated June 1, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop.(*3)


99       Additional Exhibits

         Subsidiaries of RMS TITANIC


(*1) -- incorporated herein as referenced to an 8-K filing of April 17, 2002. (*2) -- incorporated herein as referenced to an 8-K filing of April 30, 2002. (*3) -- attached in this filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RMS TITANIC, INC.

June 17, 2002                         By: /s/ Arnie Geller
                                      ---------------------------------------
                                      Arnie Geller, President and Chief
                                                    Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Arnie Geller                                     June 17, 2002
-----------------------------
Arnie Geller, President.
Chief Executive Officer, Director


/s/ Gerald Couture                                   June 17, 2002
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director


/s/ Nick Cretan                                      June 17, 2002
-----------------------------
Nick Cretan, Director


/s/ Doug Banker                                      June 17, 2002
-----------------------------
Doug Banker, Director

RMS TITANIC, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2002



                                                         RMS TITANIC, INC. AND SUBSIDIARY


                                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------


Independent Auditors' Report                                                           F-1


Consolidated Financial Statements:

   Consolidated Balance Sheets at February 28, 2001 and February 28, 2002              F-2

   Consolidated Statements of Operations and Comprehensive Operations for the
    Years Ended February 29, 2000, February 28, 2001 and February 28, 2002             F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
    February 29, 2000, February 28, 2001 and February 28, 2002                         F-4

   Consolidated Statements of Cash Flows for the Years Ended
    February 29, 2000, February 28, 2001 and February 28, 2002                   F-5 - F-6

   Notes to Financial Statements                                                F-7 - F-23


INDEPENDENT AUDITORS' REPORT




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying consolidated balance sheet of RMS Titanic, Inc. and Subsidiary as of February 28, 2002 and the related statements of operations and comprehensive operations, stockholders' equity, and cash flows for the year ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. and Subsidiary as of February 28, 2002 and the results of their operations and their cash flows the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements at February 28, 2001 and for the two years in the period ended February 28, 2001 were audited by other auditors, whose report dated June 4, 2001 expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date.


Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

June 5, 2002


                                                                                      RMS TITANIC, INC. AND SUBSIDIARY

                                                                                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                      February 28,         February 28,
                                                                                          2001                 2002
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $  610,000        $     146,000
  Accounts receivable                                                                      36,000               40,000
  Prepaid and refundable taxes                                                            585,000            2,261,000
  Prepaid expenses and other current assets                                               153,000               70,000

  Net assets of discontinued operations                                                   470,000            1,221,000
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              1,884,000            3,738,000

Artifacts owned, at cost                                                               11,282,000            4,495,000

Salvor's lien                                                                                 -                  1,000

Deferred Income Tax Asset                                                                 303,000                  -

Property and Equipment, net of accumulated depreciation
 of $936,000 and $1,210,000, respectively                                                 841,000              544,000

Other Assets                                                                              692,000               61,000

-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $15,002,000           $8,839,000
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                             $  938,000        $     709,000
  Deferred income tax liability                                                            72,000                  -
  Deferred revenue                                                                      1,241,000              788,000

-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         2,251,000            1,497,000
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 16,947,128 and 18,550,047 shares, respectively                    2,000                2,000
  Additional paid-in capital                                                           15,240,000           16,615,000
  Accumulated other comprehensive operations                                              (31,000)             (31,000)
  Accumulated deficit                                                                  (2,460,000)          (9,244,000)
-----------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                             12,751,000            7,342,000
-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                      $15,002,000           $8,839,000
=======================================================================================================================


See Notes to Financial Statements



                                                                                RMS TITANIC, INC. AND SUBSIDIARY


                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                February 29,      February 28,       February 28,
Year ended                                                         2000              2001               2002
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                    $ 6,136,000        $5,464,000       $  2,354,000
  Licensing fees                                                    17,000           108,000            313,000
  Merchandise and other                                            221,000            60,000             39,000
  Sale of coal                                                      59,000            67,000             62,000

-----------------------------------------------------------------------------------------------------------------
Total revenue                                                    6,433,000         5,699,000          2,768,000
-----------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                                     6,154,000         4,405,000          3,391,000
  Depreciation and amortization                                    303,000           558,000            374,000
  Expedition costs                                                  11,000           763,000             32,000
  Cost of merchandise sold                                          18,000             5,000             85,000
  Cost of coal sold                                                  6,000             8,000              6,000
  Impairment loss on exhibitry equipment                            75,000                 -                 -
  Impairment charge for artifacts recovered, net of taxes                -                 -          6,148,000
-----------------------------------------------------------------------------------------------------------------
Total expenses                                                   6,567,000         5,739,000         10,036,000
-----------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                          (134,000)          (40,000)        (7,268,000)
Other income:
  Interest                                                         113,000            76,000              8,000
  Other                                                                  -                 -                  -
-----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    (21,000)           36,000         (7,260,000)

Provision (benefit) for income taxes                                     -                 -              -
-----------------------------------------------------------------------------------------------------------------
Net income (loss) from Continuing Operations before
   discontinued operations and extra-ordinary gain              $  (21,000)       $   36,000        $(7,260,000)
=================================================================================================================
Discontinued operations:
     Loss from operations of Danepath subsidiary disposed of:            -           (88,000)          (168,000)
     Gain on disposal of Danepath including provision in 2002 of
       a $46,000 operating loss during phase out period.                 -                 -            644,000
=================================================================================================================
                                                                $  (21,000)         $(52,000)       $(6,784,000)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) for basic and diluted common shares from
  Continuing operations                                         $    - 0 -          $  - 0 -        $     (0.38)
Net income (loss) for basic and diluted common shares from
  discontinued operations                                       $    - 0 -          $  - 0 -        $        -0-

Earnings (loss) per common share, basic and diluted             $    - 0 -          $  - 0 -        $     (0.38)
=================================================================================================================

Weighted-average number of common shares outstanding            16,187,128        16,732,991         18,058,573
=================================================================================================================

See Notes to Financial Statements





                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Years ended February 29, 2000, February 28, 2001 and February 28, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                           Common StockAdditional            Other
                                              Number                        Paid-in      Comprehensive   Accumulated   Stockholders'
                                            of Shares       Amount          Capital        Operation       Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance as of March 1, 1999                 16,187,128       $2,000         $13,916,000        -        $(2,418,000)    $11,500,000

Issuance of compensatory stock options                -           -             133,000        -                  -         133,000
Common stock to be issued in settlement
 of litigation                                        -           -             191,000        -                  -         191,000
Net loss                                              -           -                   -        -            (21,000)        (21,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance as of February 29, 2000              16,187,128      $2,000         $14,240,000        -        $(2,439,000)    $11,803,000

Common stock issued for acquisition of
 intangibles                                    600,000           -             900,000        -                  -         900,000
Issuance of common stock in settlement
 of litigation as of February 29, 2000          100,000           -                   -        -                  -               -
Issuance of common stock for services            60,000           -             100,000        -                  -         100,000
Foreign currency translation adjustment               -           -                   - $(31,000)                 -         (31,000)
Net loss                                              -           -                   -        -            (21,000)        (21,000)

------------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2001              16,947,128      $2,000         $15,240,000 $(31,000)       $(2,460,000)    $12,751,000

Common stock issued for acquisition
 of ownership of RMS Carpathia                1,704,545           -             819,000                                     819,000
Return of common stock for sale
 of intangibles                                (600,000)
Issuance of common stock for services           498,374           -             343,000        -                 -          343,000
Issuance of compensatory stock options                                          213,000                                     213,000
Net income                                                                                               (6,784,000)     (6,784,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2002              18,550,047      $2,000         $16,615,000 $(31,000)       $(9,244,000)     $7,342,000
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements





                                                                                           RMS TITANIC, INC. AND SUBSIDIARY

                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------

                                                                          February 29,       February 28,        February 28,
Year ended                                                                    2000               2001                2002
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $   (21,000)      $    (21,000)   $     (6,841,000)
  Deduct Loss from discontinued operation                                         -                  -            (168,000)
-----------------------------------------------------------------------------------------------------------------------------
 Income (Loss) from continuing operations                               $   (21,000)      $    (21,000)   $     (6,673,000)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Net gain on sale of business                                                  -                  -             644,000
    Depreciation and amortization                                           303,000            599,000             374,000
    Impairment loss on exhibitry equipment                                   75,000                  -                   -
    Amortization of deferred revenue                                        104,000                  -                   -
    Issuance of common stock for services                                         -            100,000                   -
    Issuance of compensatory stock options                                  133,000                  -             213,000
    Net deferred income tax benefit (expense)                               (46,000)           324,000
    Other                                                                    (3,000)                 -                   -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          1,274,000            335,000              (3,000)
      (Increase) decrease in prepaid and refundable taxes                  (734,000)           578,000          (1,365,000)
      Decrease (increase) in prepaid expenses and other current assets      129,000           (103,000)            365,000
      Decrease (decrease) in other assets                                         -            (29,000)          6,749,000
      Increase in deferred revenue                                                -            637,000            (453,000)
      Increase (decrease) in accounts payable and accrued liabilities       976,000         (1,948,000)           (292,000)
------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                 2,402,000            493,000           6,232,000
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                         2,381,000            472,000            (441,000)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                                         -         (2,107,000)                  -
  Purchases of property and equipment                                       (36,000)          (776,000)            (23,000)
------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                   (36,000)        (2,883,000)            (23,000)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from debt                                                              -            250,000                   -
  Repayment of debt                                                               -           (250,000)                  -
------------------------------------------------------------------------------------------------------------------------------
        Cash used in financing activities                                         -                  -                   -
------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           -            (31,000)                  -
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      2,345,000         (2,442,000)           (464,000)

Cash and cash equivalents at beginning of year                              720,000          3,065,000             610,000
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  3,065,000          $ 623,000        $    146,000
==============================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                            $ 1,207,000          $   - 0 -        $      - 0 -
==============================================================================================================================


                                                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
------------------------------------------------------------------------------------------------------------------

                                                                  February 29,      February 28,     February 28,
Year ended                                                            2000              2001             2002
------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash financing and investing activities:

  Issuance of compensatory stock options                      $     133,000        $   - 0 -          $   213,000
==================================================================================================================
  Common stock to be issued in settlement litigation          $     191,000        $   - 0 -          $     - 0 -
==================================================================================================================
  Common stock issued for assets                              $        - 0 -       $ 900,000          $  819,000
==================================================================================================================

                                                RMS TITANIC, INC. AND SUBSIDIARY

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

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd. for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was utilized in the expedition to the TITANIC wreck site during the summer of 2000. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the "SV EXPLORER".

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

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV Explorer". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV Explorer", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. On March 6, 2002, in a separate agreement, the Company sold to Argosy International, for minimal consideration, its 100% ownership interest in White Star Marine Recovery, Ltd. That sale terminated its obligation under an agreement with Argosy International for the consulting services of Graham Jessop. At the time of this sale, White Star Marine Recovery had no assets other than this consulting contract.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated.

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the RMS Titanic (the "Titanic"); obtaining oceanic material and scientific data available there-from in various forms, including still and moving photography and artifacts ("Artifacts") from the wreck site; and utilizing such data and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and Titanic-related products.

The Company was declared salvor-in-possession of the Titanic, so long as the Company is salvor-in-possession, pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia. On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Vessel ., 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award.

As a consequence  of the Fourth  Circuit's  decision,  the Company  reviewed the carrying cost of artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions as the Company believed it was the owner of all artifacts recovered. The Company had relied on ownership being granted by the United States Federal District Court in a June 7, 1994 order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards ("SFAS") 142- impairment of long-lived assets and SFAS 121-the valuation of non-goodwill intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit's ruling that removed ownership of certain artifacts from the Company that are under the jurisdiction of the United States District Court. The District Court has jurisdiction of all artifacts that have been recovered from the Titanic wreck site except for those 1800 artifacts recovered in the 1987 expedition. These 1987 artifacts were previously awarded to the Company by the government of France in 1993. Furthermore, the Salvor's Lien that the Fourth Circuit Court acknowledged the Company was entitled to under its Salvor-in-Possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to evaluate the Blackwall factors for a salvor's award and the adjustment to such an award, if any, for revenues the Company has derived from the exhibition of artifacts since 1994. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor's lien.

Since August 1987, the Company has completed six expeditions to the wreck site of the Titanic and has recovered approximately 6,000 artifacts, a section of the Titanic's hull and coal used on the Titanic.

Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value ("NRV"). The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.

Costs associated with the care, management and preservation of recovered Artifacts are expensed as incurred. A majority of the Artifacts are located within the United States.

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

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

Coal recovered from the Titanic wreck site is sold by the Company. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Accounting Procedures Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants and other, is not presented for the years ended February 29, 2000, February 28, 2001 and February 28, 2002 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

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

At February 29, 2000, accounts payable and accrued liabilities include a balance of $1,608,000 payable to Messrs. Tulloch and Carlin under the terms of the Settlement Agreement. At February 28, 2002, there were no amounts due under the terms of the Settlement Agreement. During the year ended February 29, 2000, $1,672,000 was charged to operations in connection with this Settlement Agreement.

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                            February 28,    February 28,       Estimated
                                                2001            2002           Useful Life
-------------------------------------------------------------------------------------------------

Exhibitry equipment                         $1,378,000      $1,378,000           5 years
Office equipment                               175,000         188,000           5 years
Furniture and fixtures                         164,000         188,000           5 years
-------------------------------------------------------------------------------------------------
                                             1,717,000       1,754,000
Less accumulated depreciation                  936,000       1,210,000
-------------------------------------------------------------------------------------------------
                                           $   692,000       $ 544,000
=================================================================================================


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

                                                    February 28,    February 28,
                                                        2001            2002
--------------------------------------------------------------------------------

Amounts payable for professional and consulting fees    492,000        $ 413,000
Other miscellaneous liabilities                         211,000          296,000
--------------------------------------------------------------------------------
                                                       $938,000        $ 709,000
================================================================================

5. INCOME TAXES

The provision for income taxes consists of the following components:

                                  February 29,            February 28,        February 28,
Year ended                            2000                   2001                 2002
-------------------------------------------------------------------------------------------------
Current:
   Federal                          $      -              $(257,000)         $(2,720,000)
   State and local                  $ 46,000                (35,000)            (786,000)
-------------------------------------------------------------------------------------------------
                                      46,000               (292,000)          (3,506,000)
-------------------------------------------------------------------------------------------------
Less: Tax effect
        of impairment charge                                                   1,954,000

Deferred:
  Federal                            (86,000)               257,000            1,230,000
  State and local                     40,000                 35,000              322,000
-------------------------------------------------------------------------------------------------
                                     (46,000)               292,000            1,552,000
-------------------------------------------------------------------------------------------------
Provision for income taxes         $     -0-              $     -0-           $      -0-
-------------------------------------------------------------------------------------------------


                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:


                                            February 29,      February 28,       February 28,
Year ended                                      2000             2001                2002
-------------------------------------------------------------------------------------------------

Statutory federal income tax rate             (34.0)%            (34.0)%           (34.0)%
Effect of federal graduated tax
 rates                                      -(293.6)              (5.2)                -
State income taxes, net of federal
 benefit                                      327.6                6.0              (6.0)%
Net Operating Loss Carry-forward                  -                  -              21.0%
Impairment Charge -                               -                  -              19.0%
Other, net                                        -               33.2                 -

--------------------------------------------------------------------------------------------------
      Effective income tax rate                 -0-%               -0-%              -0-%
==================================================================================================

The net deferred income tax asset consists of the following:

                                               February 28,         February 28,
                                                  2001                  2002
--------------------------------------------------------------------------------
Net Operating loss carry-forward                                     $1,552,000
Deferred tax asset - expenses not currently
 deductible                                       $303,000              294,000
Deferred tax liability - depreciation              (72,000)                   -
Valuation allowance for doubtful tax assets                          (1,846,000)
--------------------------------------------------------------------------------
 Net deferred tax                                 $231,000                 $-0-


The net operating loss carry-forward of approximately $3,900,000 expires in 2022. A valuation allowance of 100% of the deferred income tax asset has been provided at February 28, 2002 because of the uncertainties as to the amount of taxable income that will be generated in the future years as a result of the determination by the federal court of appeals that the Company does not own the Titanic artifacts. During the years ended February 28, 1999 through February 28, 2001, the Company had no valuation allowance.

6. STOCKHOLDERS' EQUITY:

Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. Through February 28, 2002, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There were 5,556 warrants outstanding as of February 28, 2002.

During the year ended February 28, 2001, the Company issued 100,000 shares of common stock to a third party as settlement of certain litigation.

During the year ended February 28, 2002, the Company issued 333,767 shares of common stock as compensation.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In April 2000, the Company acquired certain intangible assets in exchange for 600,000 shares of its common stock valued at $900,000 after giving effect to certain restrictions placed on such common stock. Concurrently, the Company entered into an agreement for the services of an individual to January 3, 2003. Since the individual was primarily responsible in assisting the Company in exploiting the intangible assets acquired, the assets were being amortized over the term of the individual's service agreement. The assets are included in other assets in the accompanying balance sheet. Amortization expense for the year ended February 28, 2001 and accumulated amortization at February 28, 2001 amounted to approximately $285,000. Amortization expense for the year ended February 28, 2002 amounted to approximately $60,000. In May of 2001 these intangibles were exchanged in a transaction for the ownership of the RMS Carpathia as discussed below.

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

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV Explorer". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV Explorer", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. On March 6, 2002, in a separate agreement, the Company sold to Argosy International, for minimal consideration, its 100% ownership interest in White Star Marine Recovery, Ltd. That sale terminated its obligation under an agreement with Argosy International for the consulting services of Graham Jessop. At the time of this sale, White Star Marine Recovery had no assets other than this consulting contract.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. STOCK OPTIONS:

Transactions relating to stock options are as follows:

                                                                                                              Weighted-
                                                           Number of              Average
                                                          Shares and             Exercise
                                                            Options                Price
                                                          Exercisable            per Share
-------------------------------------------------------------------------------------------------
Balance at March 1, 1999                                    830,000                $1.33
Expired                                                    (330,000)               $1.46
Granted                                                     500,000                $2.00
-------------------------------------------------------------------------------------------------
Balance at February 29, 2000                              1,000,000                $1.63
Canceled                                                   (500,000)               $1.15
Granted                                                   2,150,000                $1.79
-------------------------------------------------------------------------------------------------
Balance at February 28, 2001                              2,650,000                $1.60
Canceled                                                         -0-                 -0-
Granted                                                   1,350,000                $0.48
-------------------------------------------------------------------------------------------------
Balance at February 28, 2002                              4,000,000                $1.22
=================================================================================================

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

In April 2000, the Company adopted an incentive stock option plan (the "Plan") under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors or consultants. The exercise price will be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. As of February 28, 2002, options to purchase 3,000,000 shares of common stock have been granted under the Plan.

In April 2000, the Company granted an officer/director a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the market value of the stock at the time of grant. The option expires in 10 years.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In May 2001, the Company granted an option to purchase 250,000 shares of the Company's common stock at $0.88 per share to its Vice President and Director of Operations. This option has a 5-year maturity.

In February 2002, the Company granted an option to purchase 500,000 shares of the Company's common stock at $0.40 per share to its Vice President and Chief Financial Officer. This option has a 10-year maturity.

In February 2002, the Company granted an option to purchase 500,000 shares of the Company's common stock at $0.40 per share to its President and Chief Executive Officer. This option has a 10-year maturity.

In February 2002, the Company reset the option strike price for 300,000 outstanding options owned by its directors to $0.40.

The following table summarizes the information about stock options outstanding at February 28, 2002:

                                Options Outstanding and Exercisable
                        ------------------------------------------------------
                                             Weighted-
                                              Average           Weighted-
                                             Remaining           Average
     Range of              Number           Contractual         Exercise
  Exercise Price        Outstanding         Life (Years)           Price
--------------------------------------------------------------------------------
      $0.40             1,400,000               9.92                $0.40
      $0.88               250,000               9.25                $0.88
      $1.15               300,000               8.83                $1.15
      $1.25               500,000               2.10                $1.25
      $1.63               300,000               8.17                $1.63
      $1.75               500,000               8.33                $1.75
      $2.00               500,000               2.24                $2.00
  $3.00 - $5.00           250,000               1.00                $4.00
--------------------------------------------------------------------------------
  $0.40 - $5.00         4,000,000                                   $1.28
================================================================================

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28 (29), 2000, 2001 and 2002 would approximate the pro forma amounts shown in the table below:

                          February 29,        February 28,       February 28,
 Year ended                   2000               2001                2002
--------------------------------------------------------------------------------

Reported net income (loss)     $(21,000)      $     (21,000)   $     (6,784,000)
================================================================================

Pro forma net income (loss) $(1,261,000)        $(2,896,000)   $     (6,784,000)
================================================================================
Reported net income (loss)
 per common share           $     - 0 -       $       - 0 -    $           (.38)

Pro forma net income (loss)
 per common share           $      (.08)      $        (.17)   $           (.38)
================================================================================
The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

--------------------------------------------------------------------------------
                          February 29,        February 28,    February 28,
Year ended                     2000                2001           2002
--------------------------------------------------------------------------------
Expected life of options          5 years          9.07 years       9.07 years
================================================================================
Risk-free interest rate           5.75%            5.85%            4.75%
================================================================================
Expected volatility of RMS
Titanic, Inc.                   113.3%             116.7%          100.0%
================================================================================
Expected dividend yield on
RMS Titanic, Inc.               $ - 0 -          $ - 0 -           $ - 0 -
================================================================================

The weighted-average fair value of options granted during the years is as follows:

                            February 29,      February 28,       February 28,
Year ended                      2000              2001               2002
--------------------------------------------------------------------------------
Fair value of each
 option granted           $       1.87   $          1.38        $         .16
Total number of
 options granted               500,000         2,150,000            1,350,000
--------------------------------------------------------------------------------
Total fair value of all
 options granted          $    937,500   $     2,962,000        $     212,600
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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. LITIGATION:

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (the "NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the Titanic which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the Titanic. The Agreement, as drafted, does not recognize the existing rights of the Company in the Titanic that have been reaffirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit and provides that the Agreement enters into force when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS Titanic Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the
NOAA will  consider  the  comments,  and then  publish  the final  international guidelines. On April 3, 2000, the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, in a decision by the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts it already owns.

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

On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company, filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris has alleged that the Company breached an employment agreement entered into between him and the Company, and that he has been damaged by the breach. The Company has responded to this complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others to recover $84,000 of monies that the Company believes were misappropriated and a complaint has been made to the appropriate law enforcement authorities in Pinellas County, Florida. The Company is continuing the investigation of Mr. Harris' conduct during his tenure with the Company. The outcome of these matters is uncertain at the present time and the effect they may have on the Company's financial position and results of operations is not currently determinable.

On January 16, 2001, the Securities and Exchange Commission (the "Commission") authorized its staff to conduct a formal order of investigation. The Commission has requested various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other Company matters. The Company is cooperating with the investigation and has produced documents requested by the Commission. The Company is unable to predict the outcome of this matter.

On January 27, 2001, the Company was served with a lawsuit by Oceaneering International, Inc. ("Oceaneering") for monies purportedly owed under a June 27, 2000 contract for maritime services in association with the Company's 2000 expedition. The Company filed an answer that included a setoff for damages that it sustained and continues to sustain as a result of Oceaneering's acts and omissions. On May 8, 2002, this case was dismissed with prejudice with each party paying its own legal expenses and executing a confidentiality agreement. The Company did not pay any additional consideration for this settlement.

On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claims the Company agreed to pay or provide other additional considerations. The Central District Court entered an order denying the Company's motion for summary judgment. Thereafter, in March of 2002, the Central District Court denied the Company's right to appeal its interlocutory order denying the Company's motion for summary judgment. The trial is scheduled in the District Court for the summer of 2002. The eventual outcome of this matter is uncertain at the present time.

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ., 2002 U.S. App. LEXIS 6799 (4th Cir.
2002).  Dated September 26, 2001 and October 19, 2001,  these orders  restricted

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court, all of which the Company had relied upon in the conduct of its business. Furthermore, based on a June 7, 1994 Order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al v. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and for Joe Marsh, as a principal shareholder of the Company. The Company intends to vigorously defend itself and its officers and directors in this matter. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for the Company.

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

During the year ended February 28, 2002, the Company entered into agreements for the services of two individuals for an annual aggregate amount of $600,750. Each individual, at his option, may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election.

On February 2, 2002, the Company executed a revised employment agreement with its President and Chief Executive Officer. The employment agreement is for a five-year term and provides for annual base salaries of $330,750 per year, with annual 5% increases.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On February 2, 2002, the Company executed a revised employment agreement with its Vice President and Chief Financial Officer. The employment agreement is for a four-year term and provides for annual base salaries of $270,000 per year, with annual 5% increases.

On May 6, 2001, the Company entered into a three-year employment agreement with an individual as Vice President and Director of Operations, providing for a salary of $130,000, $143,000, and $157,850 respectively, for each year of the three-year term. In addition, this individual received options to purchase 250,000 share of common stock at an exercise price of $.88 per share. Subsequent to year-end, on March 22, 2002, this individual resigned his position and became a consultant to the Company.

The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2002, the Company entered into another non-cancelable operating lease for office space and vacated one of its previously used offices. Subsequent to year-end, the Company entered into an agreement to lease certain office and warehouse space through December 31, 2004.

Future minimum lease payments for leases in effect as of February 28, 2002 and entered into subsequent to that date are as follows:

 Year ending February 28(29),

          2003                                $  195,000
          2004                                   150,000
          2005                                   144,000
          2006                                     7,000
          2007                                       -0-
----------------------------------------------------------------
                                                $496,000
================================================================

Rent expense charged to operations amounted to $84,000, $147,000 and $167,000 for the years ended, February 29, 2000, February 28, 2001, and February 28, 2002 respectively.

On January 27, 2001, the Company entered into an agreement with International Institute of Oceanographic Exploration, LLC ("IIOE"), a British Virgin Islands company, to search, identify, and salvage shipwrecks located in certain territorial waters in the Pacific Ocean. The President of the Company holds an equity interest in IIOE. IIOE has an agreement with a foreign governmental agency to conduct marine survey operations that includes searching for and recovering shipwrecks and their contents. The Company agreed to finance a marine survey operation with its personnel up to a maximum of $250,000. The Company is entitled to recover its cash outlay prior to any distribution of proceeds by IIOE from these ventures, and then is entitled to receive 22% of the contents recovered from the shipwrecks salvaged. As of February 28, 2002, the Company had expended approximately $157,000 toward this agreement. Due to the uncertainty regarding the recoverability of the amounts expended on this project, the Company has charged "expedition costs" in the accompanying statement of operations for the full amount expended. The agreement has a term of eighteen months.

During the year ended February 28, 2001, the Company borrowed $250,000 from a nonaffiliated party. This obligation had an interest rate of 12% per annum and was secured with the Company's pending income tax refunds. The lender will also receive $25,000 worth of restricted common stock as consideration for this loan. On September 30, 2000, this loan was repaid with interest.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. OTHER RELATED PARTY TRANSACTIONS:

Included in prepaid expenses and other current assets at February 29, 2000 were loans to the Company's former president in the aggregate amount of $73,000. Such amount was discharged as a result of the settlement agreement discussed in Note 2.

Included in accounts payable and accrued liabilities at February 28, 2001 and February 28, 2002 is $25,000 due to certain partners of TVLP.

11. EXHIBITIONS:

During the three-year period ended February 28, 2002 and subsequent to year-end, the Company has presented, through licensing arrangements exhibitions of Titanic's Artifacts and other Titanic memorabilia.

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which the Company granted SFX an exclusive worldwide license to exhibit the Company's Titanic artifacts for a minimum payment of $8,500,000, annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 by the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Another amendment was agreed to on May 7, 2001 which extended the agreement to December 31, 2002. The first amendment required a minimum annual payment of $2,000,000 that was received during fiscal year ended February 28, 2001. Upon execution of the second amendment, an additional payment of $750,000 was received. Pursuant to the license agreement, as amended, the Company will receive twenty percent of the ticket, merchandise, and sponsorship and ancillary revenues over $10,000,000. Furthermore, two additional extensions have been granted which now extends the agreement to December 31, 2003. Each amendment required a guaranteed minimum annual payment of $2,000,000. For the amendment period ended November 31, 2001, the Company received payments of $616,000 over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. Upon execution of the fourth amendment in May 2002, the Company received a payment of $750,000. The most recent amendment was with Clear Channel Entertainment Exhibits, Inc. ("CCEE"), formerly known as SFX Family Entertainment, Inc.


12. SUBSEQUENT EVENTS:

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV Explorer". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV Explorer", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. On March 6, 2002, in a separate agreement, the Company sold to Argosy International, for minimal consideration, its 100% ownership interest in White Star Marine Recovery, Ltd. That sale terminated its obligation under an agreement with Argosy International for the consulting services of Graham Jessop. At the time of this sale, White Star Marine Recovery had no assets other than this consulting contract.

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court all of which the Company had relied upon in the conduct of its business. Furthermore, based on a June 7, 1994 Order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and for Joe Marsh, as a principal shareholder of the Company. The Company intends to vigorously defend itself and its officers and directors in this matter. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for the Company.