Form 10-Q
period 2002-05-31
RMS TITANIC INC
filed 2002-07-09
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2002

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

         The number of shares outstanding of the registrant's common stock on June 26, 2002 was 18,550,047.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      6

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                 10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 28, 2002.


                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED BALANCE SHEETS
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 28,
                                                                            2002                 2002
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,121,000         $    146,000
  Accounts receivable                                                         63,000               40,000
  Prepaid and Refundable income taxes                                      2,261,000            2,261,000
  Prepaid expenses and other current assets                                   26,000               70,000
  Net assets of discontinued operations                                           --            1,221,000
  Note receivable                                                          1,264,000                   --
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 4,735,000            3,738,000

Artifacts owned, at cost                                                   4,494,000            4,495,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,281,000 and $1,209,000, respectively                                  473,000              544,000

Other Assets                                                                  42,000               61,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  9,745,000         $  8,839,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $    560,000         $    709,000
  Deferred revenue                                                         2,085,000              788,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,645,000            1,497,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 18,550,047 and 18,550,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,615,000           16,615,000
  Accumulated comprehensive income                                                --              (31,000)
  Accumulated deficit                                                     (9,517,000)          (9,244,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 7,100,000            7,342,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  9,745,000         $  8,839,000
                                                                        ============         ============

See Notes to Consolidated Financial Statements


                                                          RMS TITANIC, INC. AND SUBSIDIARY

                                                     CONSOLIDATED STATEMENTS OF OPERATIONS

==========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                               2002                2001
                                                            -----------        -----------
                                                            (UNAUDITED)        (UNAUDITED)
Revenue:
  Exhibitions and related merchandise sales                 $   499,000        $   555,000
  Licensing fees                                                     --             25,000
  Merchandise and other                                          40,000             10,000
  Sale of coal                                                   26,000             22,000
                                                            -----------        -----------
Total revenue                                                   565,000            612,000
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                               9,000              2,000
  Cost of merchandise sold                                       23,000             50,000
  General and administrative                                    748,000            602,000
  Depreciation and amortization                                  72,000            139,000
  Expedition costs                                                   --             34,000
                                                            -----------        -----------
Total expenses                                                  852,000            827,000
                                                            -----------        -----------
Income (loss) from continuing operations                       (287,000)          (215,000)

Interest income                                                  14,000              3,000
                                                            -----------        -----------
Income (loss) from continuing operations
   before provision for income taxes                           (273,000)          (212,000)

Provision for income taxes                                           --                 --
                                                             -----------        -----------
Net income (loss) from continuing operations                 $ (273,000)       $  (212,000)


Net income (loss) from discontinued operations                   31,000           (111,000)
                                                             -----------        -----------

Net income (loss)                                              (242,000)          (323,000)
                                                             -----------        -----------

Net income (loss) for basic and diluted common shares:

         From continuing operations                          $     (.01)       $      (.01)

         From discontinued operations                                --               (.01)
                                                             ----------         -----------

Weighted-average number of common shares outstanding         18,550,047         16,947,928
                                                             ==========         ===========


See Notes to Consolidated Financial Statements



                                                                                 RMS TITANIC, INC. AND SUBSIDIARY

                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================

                  THREE-MONTH PERIOD ENDED MAY 31,                                     2002                2001
                                                                                   -----------         -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                 $  (242,000)         $ (323,000)

Less: income (loss) from discontinued operations                                        31,000           (111,000)
                                                                                   -----------         -----------
Net income (loss) from continuing operations                                          (273,000)          (212,000)
  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
    Depreciation and amortization                                                       72,000            134,000
    Reduction in artifacts                                                               3,000              3,000
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        (23,000)           (55,000)
      Decrease in prepaid and refundable income taxes                                       --             26,000
      Decrease in prepaid expenses and other current assets                             31,000           (140,000)
      Decrease(increase) in other assets                                                18,000             (2,000)
      Increase in accounts payable and accrued liabilities                            (148,000)          (112,000)
      Increase (decrease) in deferred revenue                                        1,296,000            337,000
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                            1,249,000            193,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            976,000            (19,000)
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                                 (1,000)                --
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                           (1,000)                --
                                                                                   -----------         -----------
Net (decrease) increase in cash                                                        975,000            (19,000)

Cash and cash equivalents at beginning of period                                       146,000            610,000
                                                                                    -----------        -----------
Cash and cash equivalents at end of period                                          $ 1,121,000        $  591,000
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the three-month period for income taxes                            $        --        $       --
                                                                                    ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Common stock issued to acquire assets                                               $        --        $  819,000

Artifacts acquired in conversion of intangible assets                               $        --           555,000
                                                                                    ===========        ===========


See Notes to Consolidated Financial Statements

                                                RMS TITANIC, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================




Note 1 - RMS Titanic, Inc. formed a wholly owned foreign subsidiary, Danepath Ltd, ("Danepath") during June 2000. The Danepath subsidiary was sold in April to Argosy International, Ltd. for consideration of $1.5 million. The principal asset of this subsidiary was ownership of the research and recovery vessel, SV Explorer.

Note 2 - The accompanying consolidated financial information as of May 31, 2002 and 2001 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 3 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended May 31, 2002 and 2001 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 4 - In May 2002, the Company modified its agreement with Clear Channel Entertainment Exhibits Inc., formerly known as SFX Entertainment, for exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to the existing license agreement was granted until December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED MAY 31, 2002 VERSUS THE THREE  MONTHS ENDED MAY 31,
2001

During the first quarter of the Company's 2003 fiscal year, the Company's total revenues decreased from $612,000 to $565,000, or approximately 9%, as compared to the corresponding first quarter period in the 2002 fiscal year. This revenue decrease is principally attributable to the Company having lower exhibition and related merchandise sales of $499,000 during the quarter ended May 31, 2002 as compared to $555,000 in the prior year period. Other revenues from licensing fees, merchandise, and the sale of coal increased to $66,000 in the current period from $57,000 in the prior year's period. The Company earned revenues of $26,000 from the sale of coal during the first three months of its 2003 fiscal year, as compared to $22,000 in the same period of its 2002 fiscal year. The sale of merchandise increased from $10,000 in the quarter ended May 31, 2001 to $40,000 in the quarter ended May 31, 2002.

The cost of goods sold for merchandise and other during the first quarter of the Company's 2003 fiscal year decreased to $23,000 from $50,000 in the prior year's first quarter principally due to lower catalog sales. The cost of coal during the first quarter of the Company's 2003 fiscal year increased to $9,000 from $2,000 in the prior year's period due to both the increase in sales and the increase in costs associated with the products in which the coal is being sold.

The Company's general and administrative expenses increased to $748,000 from $602,000, or approximately 20% during the first quarter of its 2003 fiscal year as compared to the same quarter period of its 2002 fiscal year. This increase was primarily attributable to higher legal expenses because of the several new legal matters the Company is involved with since last year.

Depreciation decreased to $72,000, or approximately 10%, for the first three months of the Company's 2003 fiscal year as compared to $80,000 for the prior period. This decrease is primarily attributed to the lower depreciable asset base of the Company as compared to the year ago period. The Company did not have any amortization expense for the current quarter as compared to $59,000 in the year prior year. That amortization expense was incurred for certain intangibles that the Company was amortizing over a three-year period. In May 2001, the Company exchanged these intangibles for the ownership rights to the RMS Carpathia, the rescue ship of Titanic passengers.

The Company also incurred $34,000 in expedition costs for a Pacific Ocean survey operation in the first three months of the Company's 2002 fiscal year while there was no similar cost in this year's three month period.

Interest income increased to $14,000, or 282%, during the first three months of the Company's 2003 fiscal year as compared to the first three months of its 2002 fiscal year, primarily as a result of the interest accrual on the obligation from the sale of Danepath Ltd., the Company' subsidiary, which bears interest at 8% per annum.

A loss of $273,000 from continuing operations was incurred in the three months ended May 31, 2002 as compared to a loss from operations of $212,000 for the three months ended May 31, 2001. This increase in loss is attributed to both a decrease in income from exhibition licensing and an increase in general and administrative expenses.

The net loss was $242,000 for the three months ended May 31, 2002 as compared to a loss of $ 323,000 in the prior year period. In the current period there was income from discontinued operations of $31,000 as compared to a loss of $111,000 in the prior year period. Basic income (loss) per common share for the three months ended May 31, 2002 and May 31, 2001 were ($0.01) and ($0.02), respectively, per share and the weighted average shares outstanding were 18,550,047 and 16,587,128, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $976,000 for the quarter ended May 31, 2002 as compared to $19,000 used in the quarter ended May 31, 2001. This increase in cash provided by operating activities is primarily attributed to the increase of $1,296,000 in deferred revenues which offset the loss of $273,000, as adjusted for depreciation of $71,000, and a decrease of $148,000 in accounts payables and accrued expenses.

For the quarter ended May 31, 2002, cash used in investing activities was $1,000 and represented purchase of office equipment. In the prior year period, the Company incurred no similar expenditures. The Company did not engage in any financing activities in either period.

The Company's net working capital and stockholders' equity were $2,059,000 and $7,100,000, respectively at May 31, 2002 as compared to $2,241,000 and $7,342,000, respectively, at February 28, 2002.

Management's present plan is to obtain a salvor's award from the Federal District Court in Norfolk, Virginia where it maintains salvor-in-possession status. The recent decision of April 12, 2002 by the Fourth Circuit Appellate Court stating that the Company does not own the artifacts recovered from the Titanic wreck site but has only a salvor's lien on those artifacts has necessitated this action. It is uncertain in what amount an award may eventually be granted. The Company has been advised that the process of obtaining an award from the District Court could take as long as a year. The Company, as owner of the RMS Carpathia, plans to undertake a recovery operation to that wreck site later this year. The Company has sufficient funds for the cost of this undertaking.

Management expects that it will be able to execute its present plan without any outside funding providing that no unforeseen adversities arise in any of its litigations. No assurances can be given that it will be successful in any of its endeavors should the various lawsuits in which the Company is involved have detrimental consequences.

During May 2002, the exhibition tour agreement with Clear Channel Entertainment-Exhibits, formerly SFX Entertainment, was amended. An extension of this agreement was granted by the Company providing for exhibitions to December 31, 2003.

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

The Company from time to time, conducts business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2002, the Company did not incur any losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar so as to minimize the adverse potential effect of currency fluctuations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There has been no material change in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2002

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS

(b)      REPORTS ON FORM 8-K


         Form 8-K filed on April 17, 2002 regarding sale of Danepath Ltd.

         Form 8-K filed on April 30, 2002 regarding the Fourth Circuit Appellate Court decision of the appeal of District Court decisions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 9, 2002          By:  /s/ Arnie Geller
                                   -------------------------------------------
                                    Arnie Geller, President &
                                    Chief Executive Officer


                               By: /s/ Gerald Couture
                                  -------------------------------------------
                                   Gerald Couture, Vice President &
                                   Chief Financial Officer