Form 10-K/A
period 2002-02-28
RMS TITANIC INC
filed 2002-07-25
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO.1 TO
                                   FORM 10-K

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

ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements.


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


10.38    Letter Modification Agreement dated April 4, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop. (*1)

10.39    United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion
         No. 01-2227 (*2)

10.40    Motion for Stay of Mandate as filed on April 22,2002.(*3)

10.41    Letter Modification Agreement dated June 1, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop.(*3)


99       Additional Exhibits

         Subsidiaries of RMS TITANIC


(*1) -- incorporated herein as referenced to an 8-K filing of April 17, 2002. (*2) -- incorporated herein as referenced to an 8-K filing of April 30, 2002. (*3) -- incorporated herein as referenced to our 10-K filed June 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RMS TITANIC, INC.

June 25, 2002                         By: /s/ Arnie Geller
                                      ---------------------------------------
                                      Arnie Geller, President and Chief
                                                    Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Arnie Geller                                     June 25, 2002
-----------------------------
Arnie Geller, President.
Chief Executive Officer, Director


/s/ Gerald Couture                                   June 25, 2002
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director

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



Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

June 5, 2002


                                                                                      RMS TITANIC, INC. AND SUBSIDIARY

                                                                                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                      February 28,         February 28,
                                                                                          2001                 2002
                                                                                       (unaudited)
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $  610,000        $     146,000
  Accounts receivable                                                                      36,000               40,000
  Prepaid and refundable taxes                                                            585,000            2,261,000
  Prepaid expenses and other current assets                                               153,000               70,000

  Net assets of discontinued operations                                                   470,000            1,221,000
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              1,884,000            3,738,000

Artifacts owned, at cost                                                               11,282,000            4,495,000

Salvor's lien                                                                                 -                  1,000

Deferred Income Tax Asset                                                                 303,000                  -

Property and Equipment, net of accumulated depreciation
 of $936,000 and $1,210,000, respectively                                                 841,000              544,000

Other Assets                                                                              692,000               61,000

-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $15,002,000           $8,839,000
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                             $  938,000        $     709,000
  Deferred income tax liability                                                            72,000                  -
  Deferred revenue                                                                      1,241,000              788,000

-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         2,251,000            1,497,000
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
=======================================================================================================================


See Notes to Financial Statements



                                                                                RMS TITANIC, INC. AND SUBSIDIARY


                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                February 29,      February 28,       February 28,
Year ended                                                         2000              2001               2002
                                                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                    $ 6,136,000        $5,464,000       $  2,354,000
  Licensing fees                                                    17,000           108,000            313,000
  Merchandise and other                                            221,000            60,000             39,000
  Sale of coal                                                      59,000            67,000             62,000

-----------------------------------------------------------------------------------------------------------------
Total revenue                                                    6,433,000         5,699,000          2,768,000
-----------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                                     6,154,000         4,405,000          3,391,000
  Depreciation and amortization                                    303,000           558,000            374,000
  Expedition costs                                                  11,000           763,000             32,000
  Cost of merchandise sold                                          18,000             5,000             85,000
  Cost of coal sold                                                  6,000             8,000              6,000
  Impairment loss on exhibitry equipment                            75,000                 -                 -
  Impairment charge for artifacts recovered, net of taxes                -                 -          6,148,000
-----------------------------------------------------------------------------------------------------------------
Total expenses                                                   6,567,000         5,739,000         10,036,000
-----------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                          (134,000)          (40,000)        (7,268,000)
Other income:
  Interest                                                         113,000            76,000              8,000
  Other                                                                  -                 -                  -
-----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    (21,000)           36,000         (7,260,000)

Provision (benefit) for income taxes                                     -                 -              -
-----------------------------------------------------------------------------------------------------------------
Net income (loss) from Continuing Operations before
   discontinued operations and extra-ordinary gain              $  (21,000)       $   36,000        $(7,260,000)
=================================================================================================================
Discontinued operations:
     Loss from operations of Danepath subsidiary disposed of:            -           (88,000)          (168,000)
     Gain on disposal of Danepath including provision in 2002 of
       a $46,000 operating loss during phase out period.                 -                 -            644,000
=================================================================================================================
                                                                $  (21,000)         $(52,000)       $(6,784,000)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) for basic and diluted common shares from
  Continuing operations                                         $    - 0 -          $  - 0 -        $     (0.38)
Net income (loss) for basic and diluted common shares from
  discontinued operations                                       $    - 0 -          $  - 0 -        $        -0-

Earnings (loss) per common share, basic and diluted             $    - 0 -          $  - 0 -        $     (0.38)
=================================================================================================================

Weighted-average number of common shares outstanding            16,187,128        16,732,991         18,058,573
=================================================================================================================

See Notes to Financial Statements





                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Years ended February 29, 2000, February 28, 2001 and February 28, 2002
     (Amounts for the years ended February 29, 2000 and February 28, 2001 are unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                           Common StockAdditional            Other
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
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements





                                                                                           RMS TITANIC, INC. AND SUBSIDIARY

                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------

                                                                          February 29,       February 28,        February 28,
Year ended                                                                    2000               2001                2002
                                                                          (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $   (21,000)      $    (21,000)   $     (6,841,000)
  Deduct Loss from discontinued operation                                         -                  -            (168,000)
-----------------------------------------------------------------------------------------------------------------------------
 Income (Loss) from continuing operations                               $   (21,000)      $    (21,000)   $     (6,673,000)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Net gain on sale of business                                                  -                  -             644,000
    Depreciation and amortization                                           303,000            599,000             374,000
    Impairment loss on exhibitry equipment                                   75,000                  -                   -
    Amortization of deferred revenue                                        104,000                  -                   -
    Issuance of common stock for services                                         -            100,000                   -
    Issuance of compensatory stock options                                  133,000                  -             213,000
    Net deferred income tax benefit (expense)                               (46,000)           324,000
    Other                                                                    (3,000)                 -                   -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          1,274,000            335,000              (3,000)
      (Increase) decrease in prepaid and refundable taxes                  (734,000)           578,000          (1,365,000)
      Decrease (increase) in prepaid expenses and other current assets      129,000           (103,000)            365,000
      Decrease (decrease) in other assets                                         -            (29,000)          6,749,000
      Increase in deferred revenue                                                -            637,000            (453,000)
      Increase (decrease) in accounts payable and accrued liabilities       976,000         (1,948,000)           (292,000)
------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                 2,402,000            493,000           6,232,000
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                         2,381,000            472,000            (441,000)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                                         -         (2,107,000)                  -
  Purchases of property and equipment                                       (36,000)          (776,000)            (23,000)
------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                   (36,000)        (2,883,000)            (23,000)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from debt                                                              -            250,000                   -
  Repayment of debt                                                               -           (250,000)                  -
------------------------------------------------------------------------------------------------------------------------------
        Cash used in financing activities                                         -                  -                   -
------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           -            (31,000)                  -
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      2,345,000         (2,442,000)           (464,000)

Cash and cash equivalents at beginning of year                              720,000          3,065,000             610,000
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  3,065,000          $ 623,000        $    146,000
==============================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                            $ 1,207,000          $   - 0 -        $      - 0 -
==============================================================================================================================


                                                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
------------------------------------------------------------------------------------------------------------------

                                                                  February 29,      February 28,     February 28,
Year ended                                                            2000              2001             2002
                                                                  (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash financing and investing activities:

  Issuance of compensatory stock options                      $     133,000        $   - 0 -          $   213,000
==================================================================================================================
  Common stock to be issued in settlement litigation          $     191,000        $   - 0 -          $     - 0 -
==================================================================================================================
  Common stock issued for assets                              $        - 0 -       $ 900,000          $  819,000
==================================================================================================================

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

The Company was declared salvor-in-possession of the Titanic, so long as the Company is salvor-in-possession, pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia. On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS


(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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
-------------------------------------------------------------------------------------------------


                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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
================================================================================

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company, filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris has alleged that the Company breached an employment agreement entered into between him and the Company, and that he has been damaged by the breach. The Company has responded to this complaint, denying the validity or enforceability of the employment agreement and setting forth the Company's position that it acted

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

--------------------------------------------------------------------------------

appropriately and within its rights. Moreover, the Company has filed a counter-suit against Mr. Harris and others to recover $84,000 of monies that the Company believes were misappropriated and a complaint has been made to the appropriate law enforcement authorities in Pinellas County, Florida. The Company is continuing the investigation of Mr. Harris' conduct during his tenure with the Company. The outcome of these matters is uncertain at the present time and the effect they may have on the Company's financial position and results of operations is not currently determinable.

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

--------------------------------------------------------------------------------

the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court, all of which the Company had relied upon in the conduct of its business. Furthermore, based on a June 7, 1994 Order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company intends to petition the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit.

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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

                                                RMS TITANIC, INC. AND SUBSIDIARY

                                                   NOTES TO FINANCIAL STATEMENTS

(Amounts and disclosures at February 28, 2001 and the two years in the period ended February 28, 2001 are unaudited)

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