Form 10-K/A
period 2002-02-28
RMS TITANIC INC
filed 2002-09-20
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.2
                                       TO
                                    FORM 10-K

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


10.38    Letter Modification Agreement dated April 4, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop. (*1)

10.39    United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion
         No. 01-2227 (*2)

10.40    Motion for Stay of Mandate as filed on April 22,2002.(*3)

10.41    Letter Modification Agreement dated June 1, 2002, between the Company, Argosy International  Ltd,
         Danepath Ltd and Graham Jessop.(*3)


99.1     Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section  906 of the
         Sarbanes-Oxley  Act of 2002 by RMS Titanic's  Chief  Executive Officer. (*4)

99.2     Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section  906 of the
         Sarbanes-Oxley  Act of 2002 by RMS Titanic's Chief  Financial Officer. (*4)

         Subsidiaries of RMS TITANIC


(*1) -- incorporated herein as referenced to an 8-K filing of April 17, 2002. (*2) -- incorporated herein as referenced to an 8-K filing of April 30, 2002. (*3) -- incorporated herein as referenced to our 10-K filing of June 18, 2002. (*4) -- filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RMS TITANIC, INC.

September 19, 2002                    By: /s/ Arnie Geller
                                      ---------------------------------------
                                      Arnie Geller, President and Chief
                                                    Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Arnie Geller                                     September 19, 2002
-----------------------------
Arnie Geller, President.
Chief Executive Officer, Director


/s/ Gerald Couture                                   September 19, 2002
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director

RMS TITANIC, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2002



                                                       RMS TITANIC, INC. AND SUBSIDIARIES


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

   Consolidated Statements of Cash Flows for the Years Ended
    February 29, 2000, February 28, 2001 and February 28, 2002                   F-5 - F-6

   Notes to Financial Statements                                                F-7 - F-23


INDEPENDENT AUDITORS' REPORT





To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying consolidated balance sheets of RMS Titanic, Inc. and Subsidiaries as of February 28, 2002 and February 28, 2001 and the related statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. and Subsidiaries as of February 28, 2002 and February 28, 2001 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Kempisty & Company CPAs, P.C.
------------------------------
KEMPISTY & COMPANY
Certified Public Accountants, P. C.
New York, New York

September 12, 2002


                                                                                    RMS TITANIC, INC. AND SUBSIDIARIES

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
=======================================================================================================================


See Notes to Financial Statements



                                                                              RMS TITANIC, INC. AND SUBSIDIARIES


                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                February 29,      February 28,       February 28,
Year ended                                                         2000              2001               2002
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                    $ 6,136,000        $5,464,000       $  2,354,000
  Licensing fees                                                    17,000           108,000            313,000
  Merchandise and other                                            221,000            60,000             39,000
  Sale of coal                                                      59,000            67,000             62,000

-----------------------------------------------------------------------------------------------------------------
Total revenue                                                    6,433,000         5,699,000          2,768,000
-----------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative                                     6,154,000         4,405,000          3,391,000
  Depreciation and amortization                                    303,000           558,000            374,000
  Expedition costs                                                  11,000           763,000             32,000
  Cost of merchandise sold                                          18,000             5,000             85,000
  Cost of coal sold                                                  6,000             8,000              6,000
  Impairment loss on exhibitry equipment                            75,000                 -                 -
  Impairment charge for artifacts recovered, net of taxes                -                 -          6,148,000
-----------------------------------------------------------------------------------------------------------------
Total expenses                                                   6,567,000         5,739,000         10,036,000
-----------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                          (134,000)          (40,000)        (7,268,000)
Other income:
  Interest                                                         113,000            76,000              8,000
  Other                                                                  -                 -                  -
-----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    (21,000)           36,000         (7,260,000)

Provision (benefit) for income taxes                                     -                 -              -
-----------------------------------------------------------------------------------------------------------------
Net income (loss) from Continuing Operations before
   discontinued operations and extra-ordinary gain              $  (21,000)       $   36,000        $(7,260,000)
=================================================================================================================
Discontinued operations:
     Loss from operations of Danepath subsidiary disposed of:            -           (67,000)          (168,000)
     Gain on disposal of Danepath including provision in 2002 of
       a $46,000 operating loss during phase out period.                 -                 -            644,000
=================================================================================================================
Net income (loss)                                               $  (21,000)         $(21,000)       $(6,784,000)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) for basic and diluted common shares from
  Continuing operations                                         $    - 0 -          $  - 0 -        $     (0.38)
Net income (loss) for basic and diluted common shares from
  discontinued operations                                       $    - 0 -          $  - 0 -        $     - 0 -

Earnings (loss) per common share, basic and diluted             $    - 0 -          $  - 0 -        $     (0.38)
=================================================================================================================

Weighted-average number of common shares outstanding            16,187,128        16,732,991         18,058,573
=================================================================================================================
Net income (loss)                                               $  (21,000)         $(21,000)       $(6,784,000)
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Operations:
     Foreign Currency Translations                              $   - 0 -           $(31,000)       $     - 0 -
-----------------------------------------------------------------------------------------------------------------
Comprehensive net income (loss)                                 $ (21,000)          $(52,000)       $(6,784,000)
=================================================================================================================







See Notes to Financial Statements





                                                                                                 RMS TITANIC, INC. AND SUBSIDIARIES

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
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements





                                                                                         RMS TITANIC, INC. AND SUBSIDIARIES

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
==============================================================================================================================


                                                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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


                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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

                                              RMS TITANIC, INC. AND SUBSIDIARIES

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