Form 10-Q
period 2002-08-31
RMS TITANIC INC
filed 2002-10-08
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2002
                                    ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

                       Commission file number: 000-24452
                                               ---------

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

Registrant's telephone number, including area code: (404) 842-2600
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on September 30, 2002 was 18,675,047.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                 1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     6

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 8

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

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






                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                         AUGUST 31,           FEBRUARY 28,
                                                                            2002                 2002
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    493,000         $    146,000
  Accounts receivable                                                         77,000               40,000
  Prepaid and Refundable income taxes                                      2,261,000            2,261,000
  Prepaid expenses and other current assets                                  139,000               70,000
  Net assets of discontinued operations                                                         1,221,000
  Note receivable                                                          1,288,000                   --
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 4,148,000            3,738,000

Artifacts owned, at cost                                                   4,490,000            4,495,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,281,000 and $1,209,000, respectively                                  401,000              544,000

Other Assets                                                                  45,000               61,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  9,084,000         $  8,839,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $    923,000         $    709,000
  Deferred revenue                                                         1,636,000              788,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,559,000            1,497,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common  stock - $.0001 par value;  authorized  30,000,000  shares,  issued and outstanding 18,675,047 and 18,550,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,650,000           16,615,000
  Accumulated comprehensive income                                                --              (31,000)
  Accumulated deficit                                                    (10,128,000)          (9,244,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 6,525,000            7,342,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  9,084,000         $  8,839,000
                                                                        ============         ============


See Notes to Consolidated Financial Statements



                                                                                    RMS  TITANIC, INC. AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENT OF INCOME
                                                                                                           (UNAUDITED)
======================================================================================================================
                                           THREE-MONTH        THREE-MONTH             SIX-MONTH            SIX-MONTH
                                           PERIOD ENDED       PERIOD ENDED           PERIOD ENDED         PERIOD ENDED
                                            AUGUST 31,          AUGUST 31,             AUGUST 31,           AUGUST 31,
                                              2002                 2001                  2002                  2001
----------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales           $     534,000           $     865,000           $   1,032,000      $  1,420,000
  Licensing fees                                 --                   2,000                      --            27,000
  Merchandise and other                      41,000                  31,000                  82,000            41,000
  Sale of coal                               20,000                  25,000                  46,000            47,000
----------------------------------------------------------------------------------------------------------------------
Total revenue                               595,000                 923,000               1,160,000         1,535,000
----------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                           6,000                   3,000                   5,000             5,000
  Cost of merchandise sold                   23,000                  25,000                  56,000            74,000
  Expedition expense                             --                   2,000                      --            38,000
  General and administrative              1,136,000                 870,000               1,884,000         1,473,000
  Depreciation and amortization              72,000                  80,000                 143,000           218,000
----------------------------------------------------------------------------------------------------------------------
Total expenses                            1,237,000                 980,000               2,088,000         1,808,000
----------------------------------------------------------------------------------------------------------------------

Income (loss) from
    continuing operations                  (642,000)                (58,000)               (928,000)         (273,000)

Interest income                              31,000                   1,000                  44,000             5,000
----------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing
 Operations before provision
   for income taxes                        (611,000)                (57,000)               (884,000)         (268,000)

Provision for income taxes                       --                      --                      --                --

Net income(loss) from continuing
  operations                         $     (611,000)            $   (57,000)            $  (884,000)       $ (268,000)


Net income (loss) from
 discontinued operations                         --                 146,000                      --            34,000
-----------------------------------------------------------------------------------------------------------------------
Net Income (loss)                    $     (611,000)            $    89,000             $  (884,000)       $ (234,000)

Basic income (loss) for
 basic and diluted common shares:

     From continuing operations      $         (.03)            $       .00             $      (.05)       $     (.01)
     From discontinued operations    $           --             $       .01             $        --        $       --

Weighted-average number
 of common shares outstanding            18,562,547              18,675,047              18,556,297        17,524,515


See Notes to Consolidated Financial Statements


                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
==================================================================================================================

                  SIX-MONTH PERIOD ENDED AUGUST 31,                                  2002                  2001
                                                                                 -----------            -----------
                                                                                 (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                               $  (884,000)          $   (234,000)

Less: income from discontinued operations                                                --                 34,000
                                                                                 -----------            -----------
Net income (loss) from continuing operations                                       (884,000)              (268,000)
  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
    Depreciation and amortization                                                   143,000                218,000
    Reduction in artifacts                                                            7,000                105,000
    Issuance of stock for services                                                   35,000                344,000
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                     (37,000)              (440,000)
      Decrease in prepaid and refundable income taxes                               111,000                132,000
     (Increase) decrease in prepaid expenses
         and other current assets                                                  (105,000)                15,000
      Decrease(increase) in other assets                                             16,000               (321,000)
      Increase in accounts payable and accrued liabilities                          215,000               (235,000)
      Increase (decrease) in deferred revenue                                       847,000                (77,000)
                                                                                 -----------            -----------
        TOTAL ADJUSTMENTS                                                         1,232,000               (264,000)
                                                                                 -----------            -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         348,000               (532,000)
                                                                                 -----------            -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                              (1,000)                    --
                                                                                 -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES                                        (1,000)                    --
                                                                                 -----------            -----------
Net (decrease) increase in cash                                                     347,000               (532,000)

Cash and cash equivalents at beginning of period                                    146,000                611,000
                                                                                 -----------            -----------
Cash and cash equivalents at end of period                                      $   493,000            $    79,000
                                                                                 ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the six-month period for income taxes                        $        --            $         -
                                                                                 ===========            ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  Common stock issued to acquire assets                                         $        --            $   819,000

  Artifacts acquired in conversion of intangible assets                         $        --            $   555,000
                                                                                 ===========            ===========


See Notes to Consolidated Financial Statements

                        RMS TITANIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - RMS Titanic, Inc. formed a wholly owned foreign subsidiary, Danepath Ltd, ("Danepath") during June 2001. The Danepath subsidiary was sold in April to Argosy International, Ltd. for consideration of $1.5 million. The principal asset of this subsidiary was ownership of the research and recovery vessel, SV Explorer.

Note 2 - The accompanying consolidated financial information as of August 31, 2002 and 2001 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 3 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended August 31, 2002 and 2001 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 4 - In May 2002, the Company commenced negotiations with SFX to modify its licensing agreement for an exclusive worldwide license to exhibit the Company's Titanic Artifacts. An extension to renew the existing agreement has been granted until December 31, 2003.

Note 5 - On September 14, 2002, the Board of Directors of the Corporation unanimously adopted a Corporate Resolution providing that (1) the Company has completed the salvage service that it intends to perform on the wreck of the TITANIC; (2) the Company shall voluntarily surrender its status as salvor-in-possession of the wreck of the TITANIC; (3) the Company shall proceed to move the United States District Court for the Eastern District of Virginia, Norfolk Division, (the "District Court") for the entry of a full and final salvage award pursuant to the ruling of the United States Court of Appeals for the Fourth Circuit; and (4) should the United States Supreme Court grant the Company's pending Petition for Certiorari and ultimately modify or reverse the ruling of the Court of Appeals, the Company shall proceed to perfect its ownership interest in the items recovered from the TITANIC in accordance with the direction of the Supreme Court. On October 1, 2002, the District Court issued an order for a hearing regarding the Company's salvor-in-possession status and its relinquishment. On October 7, 2002, the United States Supreme Court denied the Company's Petition for Certiorari

Note 6 - During the quarter ended August 31, 2002, the Company settled litigation with Westgate Entertainment Corporation and Wayland & Chase Engineering NV for the payment by the Company of $388,000 over a thirty month period and the exchange of releases, restrictive covenants, and other considerations.

Note 7 - During the quarter ended August 31 2002, the Company issued 125,000 shares of common stock to a conservator for services valued at $35,000 or $0.28 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 2002 VERSUS THE QUARTER ENDED AUGUST 31, 2001

FOR THE SIX MONTHS ENDED AUGUST 31, 2002 VERSUS THE SIX MONTHS ENDED AUGUST 31, 2001

During the second quarter and the first six months of its 2003 fiscal year (the "2003 fiscal year"), the Company's revenues decreased approximately 35% from $923,000 to $595,000 and 24% from $1,535,000 to $1,160,000, respectively, as compared to the second quarter and the first six months of its 2002 fiscal year (the "2002 fiscal year"). These changes were principally attributable to decreases in exhibition and related merchandise sales of approximately 38% during the second quarter and 27% during first six months of the 2003 fiscal year, as compared to the corresponding periods of the 2002 fiscal year. The present level of these revenues reflect the current licensing agreement in effect that has lower guaranteed payments with a revenue sharing provision.

Merchandise and other revenue increased approximately 32% from $31,000 to $41,000, during the second quarter of the 2003 fiscal year as compared to the second quarter of the 2001 fiscal year, and increased 100%, to $82,000 from $41,000 during the first six months of the 2003 fiscal year as compared to the first six months of the 2002 fiscal year. This increase is attributed to higher sales this fiscal year of Titanic catalogues that are available at the exhibits.

The Company's sale of coal decreased to $20,000 from $25,000, or approximately 20% during the second quarter of the 2003 fiscal year as compared to the second quarter of the 2002 fiscal year, and 3% from $47,000 to $46,000,during the first six months of the 2003 fiscal year as compared to the first six months of the 2002 fiscal year. This decrease is attributed to lower exhibit sales during the current fiscal year for these products.

The Company's general and administrative expenses increased to $1,136,000 from $870,000, or approximately 31% during the second quarter of the 2003 fiscal year as compared to the second quarter of the 2002 fiscal year, and to $1,884,000 from $1,473,000, or approximately 28% during the first six months of the 2003 fiscal year as compared to the first six months of the 2002 fiscal year. A litigation settlement for $388,000 was the primary cause of this increase as compared to the corresponding year ago period. Legal and professional fees were reduced 49% to $149,000 and 2% to $369,000, respectively, over the comparable year ago periods for the quarter and six months periods ended August 31, 2002. The significant reduction in legal expenses for the recent quarter reflects the settlement of two litigation matters that involved the Company.

The Company's depreciation and amortization expenses decreased $8,000 or 10% from $80,000 to $72,000, and $75,000, or 36% from $218,000 to $143,000 during the second quarter and first six months of the 2003 fiscal year, respectively, as compared to the corresponding periods of the 2002 fiscal year. These decreases reflect the elimination of amortization expense during these periods as a result of the acquisition of the Carpathia rights in exchange for intangible assets relating to potential wreck sites that were being amortized.

Interest income increased to $31,000 and $44,000 during the second quarter and six months, respectively, of the Company's 2003 fiscal year as compared to the corresponding year ago periods, primarily as a result of the interest accrual on the obligation from the sale of Danepath Ltd., the Company's former subsidiary, which bears interest at 8% per annum.

The Company's loss from continuing operations increased substantially to $611,000 from $57,000 during the second quarter of the 2003 fiscal year as compared to the same period in fiscal year 2002. This significant increase is attributed both to lower revenues coupled with higher expenses as noted above. During the first six months of the 2003 fiscal year the Company experienced a loss from continuing operations of $884,000, as compared to a loss of $268,000 in the corresponding period of the 2002 fiscal year. This higher loss is also attributed to lower revenues obtained in the licensing of Titanic artifacts during the current fiscal year and higher expenses incurred in the Company's business that included the litigation settlement.

The net loss was $611,000 for the three months ended August 31, 2002 as compared to a net income of $ 89,000 in the prior year period. In the year ago period ended August 31, 2001 there was income from discontinued operations of $146,000. During the first six months of the 2003 fiscal year the Company experienced a loss from continuing operations of $884,000, as compared to a loss of $234,000 in the corresponding period of the 2002 fiscal year. Similarly, there was a profit from discontinued operations of $34,000 for the six month period a year ago. Basic income (loss) per common share for the three months and six months ended August 31, 2002 were ($0.03) and ($0.05), respectively, and the weighted average shares outstanding were 18,562,547 and 18,556,297, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities was $348,000 for the six months ended August 31, 2002 as compared to $532,000 used in operating activities in the same prior year period ended August 31, 2001. This increase in cash provided in operating activities for the current year is primarily attributed a decrease in refundable taxes of $11,000, an increase in accounts payable and accrued liabilities of $215,000 and an increase of $847,000 in deferred revenues.

For the six months ended August 31, 2002, cash used in investing activities was $1,000 for furniture and there were no expenditures in the year ago period.

The Company's net working capital and stockholders' equity were $1,938,000 and $6,498,000, respectively at August 31, 2002 as compared to $2,244,000 and $7,342,000, respectively, at February 28, 2002. The Company's working capital ratio was 1.9 at August 31, 2002.

On September 14, 2002, the Board of Directors of the Corporation unanimously adopted a Corporate Resolution providing that (1) the Company has completed the salvage service that it intends to perform on the wreck of the TITANIC; (2) the Company shall voluntarily surrender its status as salvor-in-possession of the wreck of the TITANIC; (3) the Company shall proceed to move the United States District Court for the Eastern District of Virginia, Norfolk Division, (the "District Court") for the entry of a full and final salvage award pursuant to the ruling of the United States Court of Appeals for the Fourth Circuit; and (4) should the United States Supreme Court grant the Company's pending Petition for Certiorari and ultimately modify or reverse the ruling of the Court of Appeals, the Company shall proceed to perfect its ownership interest in the items recovered from the TITANIC in accordance with the direction of the Supreme Court.

Among the considerations that were reviewed prior to the decision of the Board of Directors of the Company were the opinion of the United States Court of Appeals for the Fourth Circuit ruling on April 12, 2002 that the Company does not own any of the artifacts that it has recovered from the wreck of the TITANIC, but, instead, holds only an inchoate lien in said artifacts; and that, unless the Company intends to seek periodic awards, it cannot seek to enforce its lien against the artifacts until it has completed all of the salvage service that it intends to perform and its salvage award has been determined by the District Court; and that the Company can only obtain title to the artifacts it has recovered if, in the discretion of the District Court, the salvage award due the Company cannot be satisfied by sale of the artifacts; and the District Court has expressly forbidden the Company from cutting into the wreck or detaching any part of the wreck since July 28, 2000; and further there is an international convention pending that will designate the TITANIC an international maritime memorial and restrict all future salvage of the wreck. At the present time the Company as a representative sample of artifacts from the Titanic debris field and furthermore, has more artifacts than are required for exhibitions. In addition, the maintenance of the Company's salvor-in-possession status requires periodic expeditions to the Titanic wreck site that would require substantial further investment on behalf of the Company and uncertainties surround what the District Court may decide is an appropriate financial return for the Company for any future expenditures. Furthermore, obtaining a salvage award at this time would be a prudent business decision to provide the Company's shareholders a financial return on their investment.

On October 7, 2002, the United States Supreme Court denied the Company's Petition for Certiorari, and consequently the Company will proceed to the District Court for its salvage award. According to counsel for the Company the length of time necessary to complete this process is uncertain and involves may factors and considerations. A monetary award that may be granted for a salvage lien is subject to, at the very least, the consideration by a maritime court of the "Blackwall factors" which impart substantial uncertainty as to the amount and appropriateness of the award to be granted. These Blackwall factors include:
(1) the labor expended by the salvors in rendering the salvage service. (2) the promptitude, skill, and energy displayed in the rendering the service and saving the property. (3) the value of the property employed by the salvor in rendering the service, and the danger to which such property was exposed. (4) the risk incurred by the salvor in securing the property from the impending peril. (5) the value of the property saved. (6) the degree of danger from which the property was rescued.

On October 1, 2002, the District Court issued an order for a hearing regarding the Company's salvor-in-possession status and its relinquishment.

The present situation that the Company is confronted with involves a high degree of risk and uncertainty. Management is further uncertain what financial outcome could be achieved and if such an outcome would be financially rewarding to the shareholders of the Company. It is apparent to management that future expeditions to the wreck of the Titanic are an imprudent expenditure of Company funds. The opportunity to recover additional artifacts may only provide a small incremental increase in any value to shareholders as the Company has recovered some 6000 artifacts to date and it is unknown what salvage award would be appropriate for all the Company's salvage efforts on the Titanic wreck site.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           During the quarter ended August 31, 2002, the Company settled litigation with Westgate Entertainment Corporation and Wayland & Chase Engineering NV for the payment by the Company of $388,000 over a thirty month period and the exchange of releases, restrictive covenants, and other considerations.

           In the litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for
           the  Eastern   District  of  Virginia,   Norfolk  Division  Case  No.

           2:02cv250, the Plaintiff has, on September 27, 2002, made a motion for a preliminary injunction to prohibit the Company from relinquishing its salvor-in-possession status. This motion is not, as yet, set for a hearing and is not ripe due to jurisdictional challenges and motions to dismiss which have been filed in the Eastern District of Virginia.

           On October 7, 2002, the United States Supreme Court denied the Company's Petition for Certiorari.

           There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2002.


ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS

         99.1 Certification of the Company's Chief Executive Officer

         99.2 Certification of the Company's Chief Financial Officer


(b)      REPORTS ON FORM 8-K

         Form 8-K filed on July 16, 2002 regarding settlement of Westgate Entertainment Corporation and Wayland & Chase Engineering litigation settlement.

         Form 8-K filed on September 24, 2002 regarding the resolution adopted by the Board of Directors of the Company to voluntary end its salvor-in-possession status among other items.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   October 8, 2002          By:  /s/ Arnie Geller
                                  -------------------------------------------
                                  Arnie Geller, President