Form 10-Q
period 2002-11-30
RMS TITANIC INC
filed 2003-01-22
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

                       Commission file number: 000-24452

                                RMS TITANIC, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2753162
           -------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3340 Peachtree Road, Suite 1225, Atlanta, GA             30326
--------------------------------------------             -----
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

     The number of shares outstanding of the registrant's common stock on January 13, 2003 was 18,550,847.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                 1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     6

Item 3.  Controls and Procedures                                           9

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 12

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



                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                         NOVEMBER 30,        FEBRUARY 28,
                                                                            2002                 2002
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $     54,000         $    146,000
  Accounts receivable                                                         86,000               40,000
  Prepaid and Refundable income taxes                                      2,133,000            2,261,000
  Prepaid expenses and other current assets                                   59,000               70,000
  Net assets of discontinued operations                                                         1,221,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 2,332,000            3,738,000

Artifacts owned, at cost                                                   4,486,000            4,495,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,425,000 and $1,209,000, respectively                                  330,000              544,000

Other Receivable                                                           1,000,000                   --
Other Assets                                                                  45,000               61,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  8,194,000         $  8,839,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,018,000         $    709,000
  Deferred revenue                                                         1,200,000              788,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,218,000            1,497,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 18,675,047 and 18,550,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,650,000           16,615,000
  Accumulated comprehensive income                                               --               (31,000)
  Accumulated deficit                                                    (10,676,000)          (9,244,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 5,976,000            7,342,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,194,000         $  8,839,000
                                                                        ============         ============



                        See Notes to Consolidated Financial Statements



                                                                                          RMS TITANIC, INC. AND SUBSIDIARY
                                                                                          CONSOLIDATED STATEMENT OF INCOME
                                                                                                                (UNAUDITED)
===========================================================================================================================
                                                 THREE-MONTH       THREE-MONTH         NINE-MONTH            NINE-MONTH
                                                 PERIOD ENDED      PERIOD ENDED        PERIOD ENDED          PERIOD ENDED
                                                 NOVEMBER 30,      NOVEMBER 30,        NOVEMBER 30,          NOVEMBER 30,
                                                    2002               2001               2002                   2001
---------------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales                   $     483,000       $     693,000       $   1,501,000       $   2,076,000
  Licensing fees                                         --                  --                  --              26,000
  Merchandise and other                              16,000              34,000              98,000             102,000
  Sale of coal                                       26,000               2,000              71,000              49,000
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                       525,000             729,000           1,670,000           2,253,000
---------------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of coal sold                                  10,000                  --              24,000               5,000
  Cost of merchandise sold                            2,000              13,000              34,000              76,000
  Expedition expense                                     --                  --                  --              38,000
  General and administrative                        628,000             657,000           2,512,000           2,130,000
  Depreciation and amortization                      72,000              80,000             215,000             298,000
  Impairment charge on receivable                   363,000                                 363,000
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                    1,075,000             750,000           3,148,000           2,547,000
---------------------------------------------------------------------------------------------------------------------------

Income (loss) from
    continuing operations                          (550,000)            (21,000)         (1,478,000)           (294,000)

Interest income                                       1,000               1,000              45,000               6,000
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision
   for income taxes                                (549,000)            (20,000)         (1,433,000)           (288,000)

Provision for income taxes                               --                  --                  --                  --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing
 Operations before discontinued
  Operations                                       (549,000)            (20,000)         (1,433,000)           (288,000)
===========================================================================================================================
Discontinued Operations;
 Loss from operations of Danepath
   subsidiary disposed of:                               --            (129,000)                 --             (90,000)
===========================================================================================================================
Net Income (loss)                            $     (549,000)      $    (149,000)     $   (1,433,000)     $     (378,000)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)  for basic and
 diluted common  shares from
 continuing operations:                      $        ( .03)      $          --      $         (.08)     $         (.02)
Net income (loss)  for basic and
 diluted common  shares from
 discontinued operations:                    $           --       $         .01      $           --      $           --
Earnings (loss) per common share,
   basic and diluted:                        $        ( .03)      $         .01      $         (.08)     $         (.02)
===========================================================================================================================
Weighted-average number
 of common shares outstanding                    18,675,047          17,896,728          18,596,343          17,896,728
===========================================================================================================================


                 See Notes to Consolidated Financial Statements


                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================

                  NINE-MONTH PERIOD ENDED NOVEMBER 30,                                 2002                 2001
                                                                                   -----------          -----------
                                                                                   (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                 $ (1,433,000)         $ (378,000)

Less: income from discontinued operations                                                   --             (90,000)
                                                                                   -----------         -----------
Net income (loss) from continuing operations                                        (1,433,000)           (288,000)
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                      215,000             298,000
    Reduction in artifacts                                                               9,000             105,000
    Issuance of stock for services                                                      35,000             344,000
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        (46,000)           (138,000)
      Decrease in prepaid and refundable income taxes                                  128,000             420,000
     (Increase) decrease in prepaid expenses
         and other current assets                                                       11,000               7,000
      Decrease(increase) in other assets                                               237,000            (255,000)
      Increase in accounts payable and accrued liabilities                             340,000            (290,000)
      Increase (decrease) in deferred revenue                                          412,000               9,000
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                            1,342,000             500,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (91,000)             212,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                                (1,000)             (13,000)
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                          (1,000)             (13,000)
                                                                                   -----------         -----------
Net (decrease) increase in cash                                                       (92,000)             199,000

Cash and cash equivalents at beginning of period                                      146,000              611,000
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                          $  54,000          $   810,000
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the nine-month period for income taxes                            $       --          $       --
                                                                                   ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Common stock issued to acquire assets                                              $       --          $  819,000

Artifacts acquired in conversion of intangible assets                              $       --          $  555,000
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

Note 2 - The accompanying consolidated financial information as of November 30, 2002 and 2001 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 3 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended November 30, 2002 and 2001 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

Note 8 - The note receivable in the principal amount of $1,223,000 plus accrued interest that was received in the sale of Danepath Ltd. to Argosy International Ltd. was not paid at its maturity on October 2, 2002. As a consequence the Company received a cancellation fee in the form of a note with a one year maturity and the sale of the vessel, the SV Explorer, and certain marine equipment to a wholly owned UK subsidiary of the Company. As a result of this transaction the Company recognized an impairment charge of $363,000 for the quarter ended November 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED  NOVEMBER 30, 2002 VERSUS THE QUARTER  ENDED  NOVEMBER 30,
2001

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 VERSUS THE NINE MONTHS ENDED NOVEMBER 30, 2001

During the third quarter and the first nine months of its 2003 fiscal year (the "2003 fiscal year"), the Company's revenues decreased approximately 28% from $729,000 to $525,000 and 26% from $2,253,000 to $1,670,000, respectively, as compared to the third quarter and the first nine months of its 2002 fiscal year (the "2002 fiscal year"). These changes were principally attributable to decreases in exhibition and related merchandise sales of approximately 30% during the third quarter and 27% during first nine months of the 2003 fiscal year, as compared to the corresponding periods of the 2002 fiscal year. The present level of these revenues reflect the current licensing agreement in effect that has lower guaranteed payments with a revenue sharing provision.

Merchandise and other revenue decreased approximately 53% from $34,000 to $16,000, during the third quarter of the 2003 fiscal year as compared to the third quarter of the 2002 fiscal year, and decreased 4%, to $98,000 from $102,000 during the first nine months of the 2003 fiscal year as compared to the first nine months of the 2002 fiscal year. This decrease is attributed to lower sales this fiscal year of Titanic merchandise at the current year exhibits.

The Company's sale of coal increased to $26,000 from $2,000, or approximately 1300% during the third quarter of the 2003 fiscal year as compared to the third quarter of the 2002 fiscal year, and 45% from $49,000 to $71,000,during the first nine months of the 2003 fiscal year as compared to the first nine months of the 2002 fiscal year. This increase is attributed to higher exhibit sales of coal and coal related jewelry which has been introduced this fiscal year at the exhibits.

The Company's general and administrative expenses decreased to $628,000 from $657,000, or approximately 4% during the third quarter of the 2003 fiscal year as compared to the third quarter of the 2002 fiscal year, and increased to $2,512,000 from $2,130,000, or approximately 18% during the first nine months of the 2003 fiscal year as compared to the first nine months of the 2002 fiscal year. For the quarter, management continued to reduce operating expenses although this trend is unlikely to continue in light of the heavy litigation expense burden the Company is encountering. For the nine-months ended November 30, 2002, the litigation settlement for $388,000 was the primary cause of an increase as compared to the corresponding year ago period. Legal and professional fees were reduced 12% to $214,000 and 5% to $830,000, respectively, over the comparable year ago periods for the quarter and nine months periods ended November 30, 2002. A significant reduction in consulting fees occurred of approximately $113,000 for the quarter ended November 30, 2002, but unfortunately these were offset by an approximately $60,000 increase in legal expenses for the recent quarter. Legal expenses continue to burden the Company.

The Company's depreciation and amortization expenses decreased $8,000 or 10% from $80,000 to $72,000, and $83,000, or 28% from $298,000 to $215,000 during the third quarter and first nine months of the 2003 fiscal year, respectively, as compared to the corresponding periods of the 2002 fiscal year. These decreases primarily reflect the elimination of amortization expense during these periods as a result of the acquisition of the Carpathia rights in exchange for the intangible assets of potential wreck sites that were being amortized.

The Company realized an impairment charge Of $363,000 relating to the obligation in the sale of Danepath to Argosy International, Ltd. The charge reflects the difference in the note obligation that was owed the Company from the purchase of Danepath and the assets, namely the vessel, the SV Explorer, and the marine equipment that was included in that sale transaction, and the cancellation note of $250,000 that the Company will receive.

Interest income was $1,000 and $45,000 for the third quarter and nine months, respectively, of the Company's 2003 fiscal year as compared to $1,000 and $6,000 for the corresponding year ago periods. This increase in interest income had represented the obligation from the sale of Danepath Ltd., the Company's former subsidiary, which bears interest at 8% per annum until the recent impairment charge that was incurred to reflect the default on that obligation.

The Company's loss from continuing operations increased substantially to $549,000 from $20,000 during the third quarter of the 2003 fiscal year as compared to the same period in fiscal year 2002. This significant increase is attributed both to lower revenues coupled with an impairment charge as noted above. During the first nine months of the 2003 fiscal year the Company experienced a loss from continuing operations of $1,478,000, as compared to a loss of $294,000 in the corresponding period of the 2002 fiscal year. This higher loss is also attributed to lower revenues obtained in the licensing of Titanic artifacts during the current fiscal year, the settlement of litigation and the recent impairment charge.

For the prior year periods, the Company incurred a loss from discontinued operations of $129,000 and $90,000, respectively for the third quarter and the first nine months of its 2002 fiscal year. These losses are attributed to the Danepath operation that were sold in the Argosy transaction.

The net loss was $549,000 for the three months ended November 30, 2002 as compared to a net loss of $ 149,000 in the prior year period. In the year ago period ended November 30, 2001 there was a loss from discontinued operations of $129,000. During the first nine months of the 2003 fiscal year the Company experienced a net loss of $1,433,000, as compared to a loss of $378,000 in the corresponding period of the 2002 fiscal year. Similarly, there was a loss from discontinued operations of $90,000 for the nine-month period of a year ago. Basic income (loss) per common share for the three months and nine months ended November 30, 2002 were ($0.03) and ($0.08), respectively, and the weighted average shares outstanding were 18,675,047 and 18,596,343, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $91,000 for the nine months ended November 30, 2002 as compared to $212,000 cash provided in operating activities in the same prior year period ended November 30, 2001. This decrease in cash provided in operating activities for the current year is primarily attributed to a decrease in other assets coupled with increases in accounts payable and accrued liabilities and deferred revenues.

For the nine months ended November 30, 2002, cash used in investing activities were $1,000 for furniture and equipment as compared to expenditures of $13,000 in the year ago period.

The Company's net working capital and stockholders' equity were $114,000 and $5,976,000, respectively at November 30, 2002 as compared to $2,244,000 and $7,342,000, respectively, at February 28, 2002. The Company's working capital ratio was 1.1 at November 30, 2002.

The Company continues to develop plans for a recovery expedition to the Carpathia. When the expedition schedule is completed, management will make an announcement.

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

Among the considerations that were reviewed prior to the decision of the Board of Directors of the Company were the opinion of the United States Court of Appeals for the Fourth Circuit ruling on April 12, 2002 that the Company does not own any of the artifacts that it has recovered from the wreck of the TITANIC, but, instead, holds only an inchoate lien in said artifacts; and that, unless the Company intends to seek periodic awards, it cannot seek to enforce its lien against the artifacts until it has completed all of the salvage service that it intends to perform and its salvage award has been determined by the District Court; and that the Company can only obtain title to the artifacts it has recovered if, in the discretion of the District Court, the salvage award due the Company cannot be satisfied by sale of the artifacts; and the District Court has expressly forbidden the Company from cutting into the wreck or detaching any part of the wreck since July 28, 2000; and further there is an international convention pending that will designate the TITANIC an international maritime memorial and restrict all future salvage of the wreck. At the present time the Company has a representative sample of artifacts from the Titanic debris field and furthermore, has more artifacts than are required for exhibitions. In addition, the maintenance of the Company's salvor-in-possession status requires periodic expeditions to the Titanic wreck site that would require substantial further investment on behalf of the Company and uncertainties surround what the District Court may decide is an appropriate financial return for the Company for any future expenditures. Furthermore, obtaining a salvage award at this time would be a prudent business decision to provide the Company's shareholders a financial return on their investment.

On October 7, 2002, the United States Supreme Court denied the Company's Petition for Certiorari, and consequently the Company will proceed to the District Court for its salvage award. According to counsel for the Company the length of time necessary to complete this process is uncertain and involves may factors and considerations. A monetary award that may be granted for a salvage lien is subject to, at the very least, the consideration by a maritime court of the "Blackwall factors" which impart substantial uncertainty as to the amount and appropriateness of the award to be granted. These Blackwall factors include:
(1) the labor expended by salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in the rendering the service and saving the property; (3) the value of the property employed by the salvor in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvor in securing the property from the impending peril; (5) the value of the property saved. (6) the degree of danger from which the property was rescued.

The Company is presently confronted with substantial risks and uncertainties. A determination has to be made with respect to the Company's salvor-in-possession status before a salvage award can be granted. Management is uncertain what financial outcome may be achieved for a salvage award.

Furthermore, the lawsuits in which the Company is now involved contribute to uncertainties regarding the Company's future prospects. Should an adverse ruling or verdict occur and if the Company is without additional sources of revenue, the Company may be forced to utilize the protections afforded within the Federal Bankruptcy Code. In addition, management has consulted with bankruptcy attorneys to determine if a beneficial result can be achieved should the Company seek to utilize a bankruptcy action. The Company has expended more than $550,000 this year for the services of attorneys, and in the recent quarter ended November 30, 2002, legal expenses were more than $180,000, which is a higher expenditure rate than in the recent past. Management expects greater legal expenditures will occur over the next six months. An evaluation of the Company's legal situation is ongoing. With the uncertainties confronting the Company in both seeking a salvage award and its various litigations, a shareholder is cautioned to recognize the substantial risks associated with the Company.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On October 7, 2002, the United States Supreme Court denied the Company's Petition for Certiorari.

         In the litigation initiated by G. Michael Harris, vs. the Company, a trial has been now scheduled to begin April 14, 2003.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS

10.42 Form of Settlement Agreement between Argosy International Ltd and the Company.

10.43 Form of Stock Pledge Agreement between Argosy International Ltd and the Company.

10.44 Form of Promissory Note of Argosy International Ltd.

Exhibit  99.1 is the  certification  of the CEO  and the CFO as  required  under
Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush.


   b)     REPORTS ON FORM 8-K


          Form 8-K filed on September 24, 2002 regarding the resolution adopted by the Board of Directors of the Company to voluntarily end its salvor-in-possession status among other items.

          Form 8-K filed on November 4, 2002 regarding shareholder support for the resolution adopted by the Board of Directors of the Company to voluntarily end its salvor-in-possession status.

          Form 8-K filed on November 25, 2002 indicating that the relinquishment of the Company's salvor-in-possession status over the wreck of the Titanic will be put to a vote of shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   January 21, 2003         By:  /s/ Arnie Geller
                                  -------------------------------------------
                                  Arnie Geller, President