Form 10-K
period 2003-02-28
RMS TITANIC INC
filed 2003-06-16
CIK 796764

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to _______

                          Commission File No. 000-24452

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 3, 2003, was: $2,481,008.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 3, 2003 were:
                                                     NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                  18,675,047

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

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the TITANIC, which sank in 1912, and lies more than 12,500 feet below the surface of the Atlantic Ocean. This location is approximately 400 miles off the southern coast of Newfoundland. The Company has obtained oceanic material and scientific data available in various forms that include still and moving photography and artifacts from the wreck site; and is utilizing this data and artifacts for historical verification, scientific education and public awareness. All these activities are directed toward producing income for the Company resulting in touring exhibitions, television programs, and the sale of still photographs.

In August 1987, the Company contracted with the Institute of France for the Research and Exploration of the Sea ("IFREMER"), which is owned by the French Government, to conduct an expedition and dive to the wreck of the TITANIC. Using state-of-the-art technology from IFREMER (the world's largest oceanographic institute), approximately sixty days of research and recovery operations were performed at the TITANIC wreck site in 1987 through the use of a manned submersible NAUTILE. Approximately 1,800 objects were recovered during the course of the thirty-two dives in that expedition.

The recovered objects were conserved and preserved by Electricite de France ("EDF"), the French government-owned utility. In addition to the recovery of historic objects, the Company's 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs from the wreck site. These artifacts from the 1987 expedition were subsequently granted to the Company by the government of France.

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

During the summer of 2000, the Company conducted its most recent expedition ("Expedition 2000") to the TITANIC wreck site in the North Atlantic. During this expedition, the Company utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, Russia, which provided the research vessel "AKADEMIK MSTISLAV KELDYSH" and two manned submersibles- the "MIR-1" and "MIR-2. The expedition resulted in a total of twenty-eight dives over a four week period that resulted in the recovery of more than 900 objects from the wreck site and the discovery of a new debris field. Among the artifacts recovered in this expedition were the ship's wheel and stand, whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Among personal items recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, bowler hat, first class demitasse and dinner plate. A base for a cherub, likely from the Grand Staircase, as well as gilded wood from a balustrade were also recovered. The nine leather bags provided more than one hundred additional objects. Some medicinal items were recovered that included a cobalt blue bottle that reads: BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered. These items will further provide a clearer picture of the workings of the TITANIC at that time period, and will further enhance exhibition presentations. This expedition was conducted during the months of July and August 2000.

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the TITANIC wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party. In January 2003, in order to avoid a costly international foreclosure process, the Company entered into a settlement of the outstanding obligation from Argosy from this Danepath transaction that included acquiring the vessel, SV EXPLORER, and related marine equipment in its new wholly owned United Kingdom subsidiary - Seatron Limited

In May 2001, the Company acquired ownership of the RMS CARPATHIA that was sunk in 1918 off the coast of the United Kingdom. This ship rescued the survivors of the TITANIC. This shipwreck will play a role in the Company's future business plan.

SALVAGE RIGHTS

Pursuant to the judgment entered in the United States District Court for the Eastern District of Virginia ("District Court") on June 7, 1994, the Company was declared salvor-in-possession of the wreck and wreck site of the TITANIC, the sole and exclusive owner of any items recovered from the TITANIC and, so long as the Company is salvor-in-possession, the sole and exclusive owner of all items recovered from the TITANIC in the future. The District Court's judgment includes, without limitation, the contents, cargo, hull, machinery, engine, tackle, apparel, and appurtenances of the TITANIC, and provides that all potential claimants are barred and precluded from filing claims so long as the Company is salvor-in-possession. No other entity has the right to salvage the TITANIC while the Company is salvor-in-possession. To maintain salvor-in-possession status, the Company, among other things must maintain a reasonable presence at the wreck through periodic expeditions and continue salvage efforts and the preservation of artifacts during the period between salvage expeditions.

In February 1996, a third-party instituted a motion in the District Court seeking rescission of the June 7, 1994 order awarding salvor-in-possession status to the Company. By an order dated May 10, 1996, the motion was denied. The Court also modified its June 1994 order to require the Company to file more frequent reports about its activities. In August 1996, the Court amended the May 1996 order to include an award to the Company of exclusive rights to photograph and video the TITANIC within the award of salvor-in-possession status, and enjoined third parties from entering the wreck site for purposes of obtaining photography or video footage or for other purposes.

An unrelated entity announced the intention of conducting a photographic expedition, known as Operation TITANIC, to the TITANIC wreck site during August 1998, when the Company intended to conduct its 1998 expedition. The Company commenced legal proceedings and obtained an injunction prohibiting such photographic expedition during August 1998 or at any other time so long as the Company is salvor-in-possession of the wreck and wreck site of the TITANIC. Notwithstanding such injunction, the Operation TITANIC photographic expedition occurred in September 1998. In March 1999, the District Court's granting of an injunction prohibiting the photographic expedition was reversed by the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit"). The Company appealed the reversal of the District Court's determination to the United States Supreme Court. The Supreme Court declined to review this matter in October 1999. As a result, the Company has not enjoyed exclusive photographic and video rights to the TITANIC since that time. The loss of exclusive photographic rights could continue to have a materially adverse affect upon the Company's ability to generate revenues from ancillary activities, such as television productions, or passenger cruises accompanying research and recovery expeditions There was not a television or video contract for the Company's last TITANIC expedition in 2000.

On April 12, 2002, the Fourth Circuit affirmed two orders of the District Court in which the Company is a party ("R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ."). These orders, dated September 26, 2001 and October 19, 2001, restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, and a salvor's lien, but not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit in "R.M.S. Titanic, Inc. v. Haver, et al" and the District Court all of which rulings the Company relied upon in the conduct of its business. Furthermore, based on the June 7th 1994 Order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company petitioned the Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, the Company's Petition for Certiorari was denied on October 7, 2002.

In its April 12, 2002 Opinion, the Fourth Circuit indicated that the Company, as salvor, has a lien in the previously recovered artifacts and that it is necessary for the District Court to determine the Company's salvage award and satisfy the award with the proceeds from a sale of the artifacts. Should it become apparent to the District Court that the proceeds of any sale would clearly be inadequate to pay the salvor its full reward, then the court might, as a matter of discretion, award the salvor title to the property in lieu of the proceeds of sale, thus saving the costs of sale. The salvor does not have a direct right, however, to title in the property. As a result of the Fourth Circuit's opinion, the Company does not own the artifacts under the jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division but instead has a salvor's lien and possession.

SALVAGE AWARD

The process to determine what award should be granted to the Company for its efforts, undertaken in the salvage of artifacts from the TITANIC is left to the discretion of the District Court. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that includes: (1) the labor expended by salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by salvors in securing the property from the impending peril; (5) the value of the property saved; and (6) the degree of danger from which the property was rescued.

Although the method for obtaining a salvage award is established in the federal court system, any amount awarded is subject to considerable latitude by the judge presiding over the case. The Company in its salvor in possession proceedings has been subject to the jurisdiction of the Federal Court in Norfolk since 1994. During this period, representations have been made regarding keeping the artifacts recovered from RMS TITANIC wreck site together for the benefit of the viewing public.

What could be awarded the Company for its salvor efforts? The court will grant an award based upon the Blackwall factors, in accordance with the Fourth Circuit's opinion. Such an award may vary from a monetary award to complete ownership of the artifacts. There could be a substantial variance in the value of an award because a District Court judge has substantial discretion as to what is an appropriate award when weighing and evaluating the Blackwall factors. It is impossible for management to anticipate what value the court will determine for an award. The Court and the Company are of a single mind that the artifact collection should be kept together in the public interest. Management believes, under these circumstances, it may be a prudent decision to donate the TITANIC artifact collection to a nationally recognized museum in order to preserve status quo of the collection and to preserve the business exhibition opportunity for the Company. Such an undertaking will provide long-term benefit to the shareholders.


PRESENT OPERATIONS

The TITANIC continues to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1,500 of the 2,228 lives on board. The depth of this international interest in the TITANIC has been continuous since sinking more than ninety years ago. The December 1997 release of the highest grossing motion picture of all time, "TITANIC," as well as a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean attests to the public's continuing fascination with the TITANIC. As the only enterprise that has recovered and conserved items from the TITANIC, the Company is in a unique position to present exhibitions of TITANIC artifacts for viewing by the public. Management intends to continue to present exhibitions throughout the world as demand warrants. Management will also continue to conduct these exhibitions in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

The principal sources of revenue of the Company up to the present time have been guaranteed payments and applicable overage payments for ticket sales of admission to exhibitions, merchandising revenues, and sponsorship revenues. Additional revenues include other merchandise and licensing income.

RECENT DISTRICT COURT PROCEEDINGS

On April 14, 2003, the Company appeared before the District Court that has jurisdiction over the Company's salvage case and its status as salvor-in-possession of the wreck of the RMS TITANIC, to present its latest Periodic Report of Salvor. At that time, the Company informed the Court that it has begun initial discussions with the United States government regarding the potential donation of the Company's salvor-in-possession status to the federal government. As the Company indicated, such a donation, if accepted, would be subject to approvals of both the shareholders and the District Court.

The Company further informed the Court that it has begun preliminary discussions with the Mariners' Museum of Newport News, Virginia, regarding the potential donation of the Company's TITANIC artifact collection to the Museum. As the Company indicated, the donation of the artifact collection to the Museum would involve a long-term agreement allowing the Company to retain rights to exhibit the artifact collection. As the Company further indicated, the donation to the Museum is subject to approvals of both the shareholders and the District Court.

While both, the potential donation of the Company's salvor-in-possession status and the potential donation of the Company's artifact collection, are at an early stage of development, the Company's Board of Directors endorsed both donation initiatives. Prior to the April 14, 2003 hearing, the Board of Directors unanimously agreed to revoke, rescind and void the Board's prior resolution regarding the unilateral relinquishment of the Company's salvor-in-possession status.

EXHIBITIONS

The Company has presented exhibitions in association with third parties throughout the world and nearly twelve million people have attended these exhibits. The Company plans to continue to present exhibitions of TITANIC artifacts.

Agreement with Subsidiary of Clear Channel Communications, (formerly SFX Entertainment, Inc.)

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which SFX was granted an exclusive worldwide license to exhibit TITANIC artifacts for the payment of at least $8.5 million annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 between the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Furthermore, the last agreement now extends the license until December 31, 2003. Each amendment required a guaranteed minimum annual payment of $2,000,000. For the two amendment periods ended November 31, 2001 and January 3, 2003, the Company received payments of $616,000 and $683,242, respectively, over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. The most recent two amendments were with Clear Channel Exhibitions, Inc. ("CCE"), formerly known as SFX Family Entertainment, Inc.

From 1997 through the present time, exhibitions of objects recovered from the TITANIC were presented in association with the Company in the following cities and countries: Norfolk, Virginia from November 1996 until March 1997; Memphis, Tennessee from April 1997 to September 1997; Hamburg, Germany from May 1997 to September 1998; at the Queen Mary in Long Beach, California from May 1997 to March 1999; in St. Petersburg, Florida from November 1997 to May 1998; in Boston, Massachusetts from July 1998 through November 1998; in Zurich, Switzerland from November 1998 through May 1999; in St. Paul, Minnesota from January through May 1999; a tour of several cities in Japan from July 1998 through July 1999; Atlantic City, New Jersey from May until September 1999; Las Vegas, Nevada from January 1999 through October 2000; Chicago, Illinois from February through October 2000; Dallas, Texas from March through June 2000;

Cincinnati, Ohio from November 2000 through March 2001; in Seattle, Washington from March to October 2001; Kansas City, Missouri from April to September 2001; Baltimore, Maryland from April 2001 to February 2002; Nashville, Tennessee from May to September 2001; St. Louis, Missouri from December 2001 to April 2002; a South American tour included Buenos Aires, Argentina from April to June 2001 and Santiago, Chile from August to December 2001; in Phoenix, Arizona from December 2001 to June 2002; Norwalk, Connecticut from January to September 2002, Cleveland, Ohio from March to September 2002; Houston, Texas from May 2002 to January 2003; in Chicago, Illinois, a second time, from July 2002 to January 2003; Richmond, Virginia from October 2002 to January 2003; and Lafayette, Louisiana from February to May, 2003.

Current Exhibitions

CCE is presenting TITANIC exhibits in association with the Company in Oklahoma City, Oklahoma; Detroit, Michigan; Los Angeles, California; London, England and Paris, France. An exhibition is also being presented in association with the Maryland Science Center at the Children's Museum of Indianapolis, Indianapolis, Indiana.

Exhibition Plan

A plan has been undertaken to have the Company conduct its own TITANIC exhibitions beginning at the end of the present license agreement with CCE. This plan would require the Company to expand to efficiently and effectively manage exhibition projects beginning after that date. The intent is to continue the TITANIC exhibits in both international and domestic venues. The Company's sole control of all aspects of the TITANIC exhibitions would provide an opportunity for that business to be expanded to other formidable presentations of similar quality and substance.

MERCHANDISING

The Company has an ongoing arrangement with Events Management, Inc. (the gift shop operator at all domestic Exhibits) and receives monthly payments for certain items that are sold in the Exhibit gift shops, on their web-site and marketed through other channels of distribution. These payments equal ten percent of gross revenue received from sales to third parties and an amount equal to five percent of the retail price on products bearing the Company's logos or incorporating those proprietary rights. The Company participates in all other income from gift shop sales through its contract with CCE. Certain items such as coal recovered from the TITANIC wreck site are sold directly by the Company to third parties including Events Management Inc. An exhibit catalog is published by the Company and the profits from sales at exhibits are presently shared equally between CCE, Events Management Inc., and the Company.

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

The marketing and promotion of TITANIC Exhibitions is handled and paid for by CCE and other third parties involved with the presentation of exhibits.

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

The Company's ability to conduct expeditions to the TITANIC has been subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "open weather window" for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with: NAUTILE through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To the Company's knowledge, no other submersible with the capability of reaching the depth of the TITANIC is presently commercially available or acceptable to the Company for such chartering.

On September 14, 2002, the Board of Directors of the Corporation unanimously adopted a Corporate Resolution providing that the Company has completed the salvage service that it intends to perform on the wreck of the TITANIC; the Company shall voluntarily surrender its status as salvor-in-possession of the wreck of the TITANIC; the Company shall proceed to move the District Court for the entry of a full and final salvage award pursuant to the ruling of the Fourth Circuit.

Among the considerations that were reviewed prior to the decision of the Board of Directors of the Company were the opinion of the Fourth Circuit on April 12, 2002 that the Company does not own any of the artifacts that it has recovered from the wreck of the TITANIC, but, instead, holds only an inchoate lien in said artifacts; and that, unless the Company intends to seek periodic awards, it cannot seek to enforce its lien against the artifacts until it has completed all of the salvage service that it intends to perform and its salvage award has been determined by the District Court; and that the Company can only obtain title to the artifacts it has recovered if, in the discretion of the District Court, the salvage award due the Company cannot be satisfied by sale of the artifacts; and the District Court has expressly forbidden the Company from cutting into the wreck or detaching any part of the wreck since July 28, 2000; and further there is an international convention pending that will designate the TITANIC an international maritime memorial and restrict all future salvage of the wreck. At the present time, the Company has a representative sample of artifacts from the TITANIC debris field and furthermore, has more artifacts than are required for exhibitions. In addition, the maintenance of the Company's salvor-in-possession status requires periodic expeditions to the TITANIC wreck site that would require substantial further investment on behalf of the Company and uncertainties surround what the District Court may decide is an appropriate financial return for the Company for any future expenditures. Subsequently, on April 5, 2003 the Board of Director's rescinded the unilateral relinquishment of the Company's salvor-in-possession status and instead endorsed an initiative to explore donating the Salvor status to the United States Government. No additional action has been taken on this matter since then.

EXPEDITION TO THE CARPATHIA

The Company plans a recovery operation to the RMS CARPATHIA wreck location to recover objects that the Company owns as a result of its purchase of ownership rights for that vessel. At the present time, no definitive schedule has been set for this endeavor.

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

Essentially all TITANIC artifacts that are not being exhibited as part of the present Exhibition Tour Agreement are presently housed in the Company's conservation and warehouse facility located in Atlanta, Georgia.

SCIENCE AND ARCHAEOLOGY

TITANIC was a great luxury liner that bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. The Company as salvor-in-possession of the TITANIC shipwreck believes that all of these purposes are legitimate and beneficial to society. The Company also believes that the multiple values of TITANIC and its status as a social-cultural icon demand the perspectives of many experts in scientific interpretation and stewardship of the site.

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

The Company intends to present its collection of knowledge and cultural materials of TITANIC to researchers, educators, and other audiences in the form of a scientific report, associated interactive website, and other intellectual products that advance the purposes of the Company. Revenues from the sale of these intellectual products are expected to at least meet the total production costs. The scientific report will integrate the results of all expeditions to TITANIC wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the TITANIC, which will assist greatly in determining future products in research, materials conservation, and education. The interactive website will virtually share with the world this scientific knowledge as well as its entire collection of cultural materials.

COMPETITION

The entertainment and exhibition industries are intensely competitive. There can be no assurances given the Company's limited capital resources that we will be able to compete effectively. Many enterprises with which the Company will be competing have substantially greater resources than the Company. Additionally, following the success of the motion picture "TITANIC" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of TITANIC or involving memorabilia related to its sinking. Although the Company is the only entity that exhibits artifacts recovered from the wreck site of the TITANIC, competition may be encountered from these exhibitions or events for the consumer's interest in TITANIC or the Company's TITANIC exhibitions. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. The Company will emphasize the unique and distinctive perspective of the TITANIC into its exhibits as salvor-in-possession and as the only entity that has ownership rights to objects recovered from the wreck site.

The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management believes that its merchandise will compete primarily because of its unique character and quality.

EMPLOYEES

As of June 2, 2003, the Company had eight employees. The Company is not a party to any collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that would diminish and/or divest the Company of its salvor-in-possession rights to the TITANIC which had been awarded by the District Court. The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the

TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC, that has been re-affirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS TITANIC Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts that have already been recovered, but management does not know what effect, if any, this Agreement will have on future Company operations.

On May 10, 2001, the Company received a subpoena duces tecum from the Securities and Exchange Commission requesting various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other company matters. The Company has complied with the subpoena.

On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleged that the Company breached an employment agreement entered into between him and the Company, that he was damaged by the breach, that he was wrongfully terminated and had been defamed. The Company denied the validity and enforceability of the employment agreement. Moreover, the Company filed a counter-suit against Mr. Harris and others, to recover monies that the Company believed were misappropriated. On April 23, 2003, after a jury trial, a verdict was rendered that affirmed the unenforceability of any of Mr. Harris' employment agreements and further found that $70,000 of Company monies were misappropriated by Mr. Harris and others. These matters are subject to appeal.

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

On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claimed the Company agreed to pay or provide other additional considerations. The Central District Court entered an order denying the Company's motion for summary judgment. In July 2002, the matter was settled between the parties whereby the Company agreed to pay $388,000 over a thirty-month period, releases were exchanged and certain restrictive covenants were agreed upon, among other considerations.

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division in which the Company is a party ("R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ."). These orders, dated September 26, 2001 and October 19, 2001, restricted the sale of artifacts recovered by the Company from the RMS TITANIC wreck site. In its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit in "R.M.S. Titanic, Inc. v. Haver, et al" and the District Court all of which rulings the Company relied upon in the conduct of its business. Furthermore, based on a June 7th 1994 order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company petitioned the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, the Company's Petition for Certiorari was denied on October 7, 2002.

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and by Joe Marsh, as a principal shareholder of the Company. Subsequently, Mr. Banker and Mr. Cretan, both directors of the Company, were dismissed from this proceeding for lack of any personal jurisdiction. The Company has an obligation to pay for the defense expenses of its officers and directors under indemnification agreements. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for the Company. The Company intends to vigorously defend itself and its officers and directors in this matter.

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

     (b)  FISCAL PERIOD                           COMMON STOCK

                                             HIGH                       LOW
                                             BID                        BID

            2003
          --------
          1st Quarter                      0.35                         0.15
          2nd Quarter                      0.29                         0.19
          3rd Quarter                      0.29                         0.09
          4th Quarter                      0.14                         0.05

            2002
          --------
          1st Quarter                      1.20                         0.42
          2nd Quarter                      0.85                         0.65
          3rd Quarter                      0.80                         0.39
          4th Quarter                      0.55                         0.34

            2001
          --------
          1st Quarter                      2.83                         1.03
          2nd Quarter                      3.13                         1.39
          3rd Quarter                      1.75                         0.56
          4th Quarter                      1.44                         0.41

     (b) HOLDERS. The number of holders of record of the Company's Common Stock as of May 30, 2003 was 1895.

     (c) DIVIDENDS. The Company has not paid or declared any dividends upon its common stock since its inception, and intends to reinvest earnings, if any, in the Company to obtain growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its common stock in the future.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements that have been audited by independent certified public accountants. The financial statements as of February 28, 2003, February 28, 2002, and February 28, 2001 and for each of the three years in the period ended February 28, 2003 is included elsewhere in this Form 10-K.


YEAR ENDED FEBRUARY 28(29)
                                             1999        2000         2001        2002        2003
-------------------------------------------------------------------------------------------------------
Statement of Operations Data:
(In thousands, except per share
   and weighted average shares)

   Revenues:
     Continuing operations                $  9,857         6,433        5,699      2,768       2,861
     Discontinued operations                    --            --           14        504          --

   Net income (loss):
      Continuing operations               $  4,063           (21)          36     (7,260)       (827)
      Discontinued operations                   --            --          (88)      (168)         --
      Gain on sale                                                                   644

   Income (loss) per share:
      Continuing operations               $    .25            --           --       (.38)       (.04)
      Discontinued operations                   --            --           --         --          --

   Weighted average number of
   common shares
   outstanding                          16,187,128    16,187,128   16,732,991 18,058,573  18,615,294



FEBRUARY 28(29),                    1999             2000           2001      2002        2003
--------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  (In thousands)
   Total Assets                    $ 13,910         15,372        15,002      8,839       8,399
   Long Term Obligations                 --             --            --         --          --
  Total Liabilities                $  2,410          3,569         2,251      1,497       1,849
   Shareholders' Equity            $ 11,500         11,803        12,751      7,342       6,550



Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

             Period ended                          5/31/02    8/31/02     11/30/02    2/28/03
---------------------------------------------------------------------------------------------------------
     Revenues:                                   $   565     $    595    $  525        $1,176

     Expenses:                                       852        1,237     1,075           822

     Net income/(loss):                             (242)        (611)     (549)          575

     Net income/(loss) per share:                   (.01)        (.03)     (.03)          .03


                  Period ended                       5/31/01    8/31/01     11/30/01    2/28/02
---------------------------------------------------------------------------------------------------------
       Revenues:
          Continuing operations                  $   612     $    923    $  780        $ 453
          Discontinued operations                      -          438        66            -
                                                  ----------------------------------------------
                                                     612        1,361       846          453
      Expenses:
          Continuing operations                      827          937       845        7,427
          Discontinued operations                    111          337       145           79
                                                  ----------------------------------------------
                                                     938        1,274       990        7,506
     Net income/(loss):
           Continuing operations                    (213)         (12)      (65)      (6,224)
           Discontinued operations                  (118)         101       (79)         (72)
                                                  ----------------------------------------------
                                                    (323)          89      (143)      (6,296)
     Net income/(loss) per share:
           Continuing operations                    (.01)         .00       .00         (.35)
           Discontinued operations                  (.01)         .00      (.01)         .00
                                                    ---------------------------------------------
                                                    (.02)         .00      (.01)        (.35)

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2003 AS COMPARED
TO YEAR ENDED FEBRUARY 28, 2002

During its fiscal year ended February 28, 2003 ("2003 fiscal year"), Company's revenues increased to $2,861,000 from $2,768,000 in the fiscal year ended February 28, 2002 ("2002 fiscal year"). This increase of approximately 3% as compared to the prior fiscal year is primarily a result of a increase of $292,000 in the Company's exhibition and related merchandise sales, smaller increases in merchandise and coal sales during its 2003 fiscal year as compared to 2002 fiscal year that more than offset a decline in licensing fees.

The Company's revenue from the sale of coal increased from $62,000 to $94,000 or approximately 52% during the 2003 fiscal year as compared to the 2002 fiscal year as the Company has incorporated coal into jewelry items that have been well received by patrons at the TITANIC exhibits.

The Company's cost of coal sold which now includes other related costs for the jewelry items increased approximately 483% from $6,000 to $35,000 during the 2003 fiscal year as compared to the 2002 fiscal year as a result of an increase in the cost of components.

General and administrative expenses of the Company decreased $582,000, or approximately 17%, from $3,391,000 in 2002 fiscal year to $2,809,000 in the 2003 fiscal year. Legal expenses continue to be incurred at a high level and amounted to $833,000 during the 2003 fiscal year as compared to $810,000 during the prior year. Consulting expenses were reduced during the current year and amounted to $194, 000 during the 2003 fiscal year as compared to $420,000 in the prior year. There was also a reduction of $225,000 in compensation paid to personnel during fiscal year ended 2003 over the prior fiscal year, There were also other reduced administrative expenses during the current year although not as material.

The Company's depreciation and amortization expenses decreased to $293,000 from $374,000, or 22%, during the 2003 fiscal year as compared to the 2002 fiscal year. This decrease is primarily attributed to the reduction in amortization of certain intangibles related to prospective salvage opportunities for twelve shipwrecks that the Company acquired in early 2000 for $900,000 and which were exchanged in May 2001 for the ownership rights to the "RMS CARPATHIA".

During the 2003 fiscal year, the Company incurred a write down of a note receivable relating to the Danepath transaction in the net amount of $296,000. On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd., an affiliated party who owns 1,704,545 shares of the Company. The purchase price, as amended by Agreement on June 1, 2002, was for $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. Subsequently, the note receivable was not paid at its maturity on October 2, 2002. To avoid a costly international foreclosure process, the Company entered into a Settlement Agreement whereby the Company received a cancellation fee from Argosy for $250,000 in the form of a note with a one-year maturity, cancellation of a vendor payable of $240,000, and acquisition by deed in lieu of foreclosure of the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary- Seatron Limited. The ownership of the vessel is subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy of the original purchase debt obligation for $1.4 million.

Also during the 2003 fiscal year, the Company settled two lawsuits for a total charge of $413,000. One of these lawsuits included a one-time charge of $388,000 that includes payments over a thirty-month period and the other required a one-time payment of approximately $25,000. There were not similar charges during the 2002 fiscal year, although the Company incurred an impairment charge for artifacts recovered, net of taxes, of $6,148,000 because the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 Order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. As a result, an impairment charge was recorded to reflect this judicial decision. Total expenses for the fiscal year 2003 decreased to $3,986,000 from $10,036,000, or 60%, primarily as a result of the reduction in impairment charges.

The Company's loss from operations decreased to $1,125,000 in the fiscal year 2003 as compared to $7,268,000 in the fiscal year 2002, a decrease of approximately 85%. Interest income for the 2003 fiscal year amounted to $298,000 as compared to $8,000 in the prior fiscal year. This increase is attributed to interest derived from the Company's tax refunds received in the final quarter of the fiscal year.

The Company's loss from continuing operation before provision for income taxes was $827,000 in fiscal year 2003 and as compared to a loss from continuing operation of $7,260,000 in the 2002 fiscal year. There was no provision for income taxes in either fiscal year. Consequently, the net loss from continuing operations before discontinued operations and an extra-ordinary gain was $827,000 for the 2003 fiscal year whereas there was a net loss from continuing operations before discontinued operations and an extra-ordinary gain of $7,260,000 for the prior fiscal year.

The loss from operations was $827,000 for the 2003 fiscal year as compared to a loss of $6,784,000 in the prior fiscal year of which included a loss from operation of discontinued business in the amount of $168,000 and a gain on disposal of a subsidiary of $644,000.

Basic and diluted earnings per common share were $(.04) and $(.38), respectively, for the 2003 and 2002 fiscal years. The weighted average common shares outstanding were 18,615,294 and 18,058,573 for the 2003 and 2002 fiscal years, respectively.

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

As a result of The United States Court of Appeals for the Fourth Circuit finding the June 7, 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award and further held that the Company currently has no title to any artifacts that it had previously recovered from the wreck of the TITANIC nor to any artifacts that it might recover in the future. In light of the requirements of SFAS 121-impairment of long-lived assets and SFAS 142-the valuation of non-goodwill intangibles, the value of a salvor lien that may be granted to the Company is at present undeterminable and uncertain and cannot be reliably estimated, management elected to establish an impairment charge of $8.1 million to costs of artifacts recovered in expeditions that occurred after 1987. This loss was reduced by expected tax benefits of $2.1 million. The artifacts recovered in the 1987 expedition that the Company was granted by the Government of France remains a Company asset and is valued at $3.2 million, the cost of their recovery.

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

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd, an affiliated party. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum payable within six months. This obligation was collateralized with both a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy. For the fiscal year 2002, the Danepath subsidiary had an operating loss of $168,000. The Company realized a gain of $644,000 on the sale of Danepath for the 2002 fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities was $2,526,000 for the fiscal year 2003 as compared to cash used of $441,000 in the 2002 fiscal year. This increase in cash provided by operating activities for this fiscal year is primarily attributed to the decreases in prepaid and refundable taxes of $ 1,750,000, prepaid expenses and other assets of $983,000, and an increase in accounts payable and accrued liabilities of $405,000 that offset the net loss $827,000.

For the fiscal year 2003, cash used in investing activities included $727,000 for the purchase of a marine vessel and other property and equipment. In the prior year cash used in investing activities was $23,000 for property and equipment, primarily leasehold improvements.

The Company's net working capital and stockholders' equity were $1,042,000 and $6,550,000, respectively, at February 28, 2003 as compared to a working capital of $2,241,000 and stockholders' equity $7,342,000 at February 28, 2002. The Company's current ratio was 1.6 at February 28, 2003 as compared to 2.5 at February 28, 2002. Although the present working capital position has declined from the prior year, the working capital liquidity has markedly improved with a cash and cash equivalent balance of $1,945,000 at year-end. This cash balance is attributed to tax refunds obtained from the utilization of its prior year impairment charges and the resulting operating loss.

Management has plans to undertake a recovery operation to the RMS CARPATHIA to recover objects. As the Company owns this vessel, it is the intent of management to sell and/or exhibit those items recovered.

Management expects that it may require additional outside funding for its plan to conduct its own exhibitions beginning in 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that should outside financing be needed, that the financial resources can be made available upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If financing is required and it is not available, this could be detrimental to the Company and its business.

The Company may have sufficient working capital to meet its needs for the next twelve months. The exhibition tour agreement with CCE is to expire on December 31, 2003. Renewal of that agreement for another year is not anticipated, although an extension until late Spring of 2004 is anticipated for certain venues but it is uncertain at the present time what license payments would result from such extension because they would be dependent upon overage payments of exhibition revenues exceeding $10,000,000 during the licensing period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described below.

Impairment of assets held for use

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. Management must exercise judgment in assessing whether an event of impairment has occurred. The Company concluded an event of impairment occurred in the carrying values of its Artifacts in the fourth quarter of the 2002 fiscal year and the company recorded a pre-tax charge totaling $8.1 million. In this circumstance, a judicial ruling prompted the determination that an assessment for impairment was required. Management must also exercise judgment in the determination of expected future cash flows against which to compare the carrying value of the assets being evaluated. In this measurement, the carrying value far exceeded the expected cash flows. Management then exercised judgment in determining the fair value of the assets from which the impairment charge was measured.

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

Probability of litigation outcomes

SFAS No. 5, "Accounting for Contingencies," requires management to make judgments about future events that are inherently uncertain. In making its determinations of likely outcomes of litigation matters, management considers the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Item 3, "Legal Proceedings" for a detailed discussion of the key litigation matters the Company faces.


SALVOR-IN-POSSESSION

In order to maintain its salvor-in-possession status as presently required by the District Court and to prevent third-parties from salvaging the TITANIC wreck and wreck site, or interfering with the Company's rights to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company is actively pursuing the donation of its salvor status. Maintaining salvor status is entirely dependent upon a mandate from the District Court in which the Company is subject to jurisdiction.

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



ITEM 8.  FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Independent Auditors' Report                                               F-1

Consolidated Balance Sheets at February 28, 2002
and  February 28,2003                                                      F-2

Consolidated Statements of Operations and Comprehensive
Operations for the years ended
February 28, 2001, 2002 and 2003                                           F-3

Consolidated Statements of Stockholders' Equity for the years ended
February 28, 2001, 2002 and 2003                                           F-4

Consolidated Statements of Cash Flows for the years ended
February 28, 2001, 2002 and 2003                                           F-5


Notes to Financial Statements                                              F-7


ITEM 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

                                    PART III

ITEM 10.  MANAGEMENT

OFFICERS AND DIRECTORS

The directors, executive officers, and significant employees of the Company are:

Name                      Age                    Position
--------------------------------------------------------------------------------

Arnie Geller              62        President, Chief Executive Officer, Director

Gerald Couture            57        Vice President, Secretary, Director and
                                    Chief Financial Officer

Nick N. Cretan            68        Director

Doug Banker               51        Director


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

Doug Banker has served as a Director of the Company since August 2000. Mr. Banker has more than twenty-five years experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; the development and management of concerts and similar events. Mr. Banker is presently the manager and principal stockholder of Madhouse Management, Inc., a nationally known firm that represents several prominent music artists. Previously, he was a principal in Skillet Records LLC, an independent record label business that provides national distribution for music artists. Mr. Banker has also authored several commercially significant software programs and was involved with the management of the enterprises created for their commercialization. Mr. Banker is former president of the Board of the Motor City Music Award Foundation in Detroit, Michigan.

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

The Board of Directors held seven meetings during the fiscal year ended February 28, 2003. At the present time, the Company has no nominating, executive, or compensation committees. The full board presently functions as the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation paid to the executive officers of the Company for the fiscal years ended, February 28, 2001, February 28, 2002 and February 28, 2003 in excess of $50,000.

                                                                            Long-Term
                                                                          Compensation
                                                                     ---------------------
                                                                                         Common
Name                                                               Other                 Shares
and                           Year                                 Annual                Subject to
Principal                     Ended February                       Compen-               Options
Position                      28th                 Salary          sation                Granted
-----------------------------------------------------------------------------------------------------

Current Officers:

Arnie Geller(1) (2)
President and Chief
Executive Officer               2003              $331,659         $37,961                  -0-
                                2002               358,463          48,101              500,000
                                2001               292,220          22,759              875,000


Gerald Couture(3)(4)
Vice President Finance
Chief Financial Officer         2003              $272,467         $51,849                  -0-
                                2002               225,687         113,059              600,000
                                2001               100,769           5,905              375,000


Former Officers:

G. Michael Harris (5)
Former Vice President and
Chief Operating Officer         2003                   -0-             -0-                  -0-
                                2002                   -0-             -0-                  -0-
                                2001             $ 325,000          $  710                  -0-

Dik Barton (6)
Vice President and
Director of Operations          2003                   -0-             -0-                  -0-
                                2002              $134,361        $  3,619                  -0-
                                2001                79,073             -0-                  -0-

1. Mr. Geller was appointed President and Chief Executive Officer of the Company on November 26, 1999. Mr. Geller was elected a director on August 9, 1999. An employment agreement between the Company and Mr. Geller was executed on February 2, 2002 that provides for an annual base salary of $330,000 with 5% per year increases. At Mr. Geller's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Geller has been granted stock options as an officer and director to purchase 1.375 million shares of the Company's common stock at price ranging from $0.40 to $1.75 per share that were closing prices of the stock at the respective times of issuance. All of these options expire in ten years.

2.   Includes  in  other   compensation,   medical  payments  including  medical
     insurance of $24,180 and a car allowance of $12,000 for the current fiscal year.

3. On April 25, 2000, the Company engaged Mr. Couture as Vice President and its Chief Financial Officer pursuant to a one-year employment agreement. After that employment agreement expired Mr. Couture continued to serve as an officer of the Company with his compensation dependent upon the services he performed. On February 2, 2002, Mr. Couture and the Company executed a new employment agreement for a term of four years at an annual base salary of $270,000 with 5% per year increases. At Mr. Couture's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Couture had previously been granted a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the closing price of the stock on April 24, 2000. Mr. Couture received an option to purchase 600,000 shares at a price of $.40 per share that was the closing price of the Company's common stock on February 1, 2002 as part of an employment agreement. In addition on February 2, 2002, Mr. Couture's option to acquire 75,000 shares of common stock was reset to an exercise price of $0.40 that was the closing price of the common stock on February 1, 2002. All of these options expire in ten years.

4. Includes in other compensation, medical payments including medical insurance of $20,099, a car allowance of $7,500, an office allowance of $12,000, and payments to his consulting firm for the professional services of others of $10,750 for the current fiscal year.

5.   Mr.  Harris was appointed  Executive  Vice  President  and Chief  Operating
     Officer of the Company on November 26, 1999. Mr. Harris was elected a director on August 9, 1999. Mr. Harris' employment was terminated on August 27, 2000 and he was removed from the Board of Directors on September 12, 2000. During the year, Mr. Harris was issued a stock option which was cancelled at the time of his termination. See "LEGAL PROCEEDINGS."

6. On May 6, 2001 Mr. Barton previously a consultant to the Company became a Vice President and Director of Operations for the Company with the execution of a three year employment agreement at a annual salary of $130,000 for the first year, $143,000 for the second year and $157,000 for the final year. As part of his compensation, Mr. Barton was issued options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.88 per share, the common stock price at the time of the grant. This stock option had a five-year term but expired by its terms during June 2002. On March 22, 2002, Mr. Barton resigned as an officer of the Company and became a consultant to the Company. Mr. Barton resigned as a consultant during June 2002.


Option Exercises and Holdings

No executive officer of the Company exercised any stock options during the fiscal year ended February 28, 2003.

Compensation of Directors

The Company presently compensates all directors by issuing 25,000 shares of common stock for appointment as a director and subsequently, options to purchase common stock of the Company for each year of service. On January 27, 2000, each director was granted an option to purchase 75,000 shares of the common stock of the Company at an exercise price of $1.15 that was the closing price of the Company's common stock as of January 26, 2001. The purpose of this grant of options and shares of common stock was to align the interests of the directors with that of the Company's shareholders. On February 2, 2002 the strike price for these options were reset to $0.40 the closing price of the Company's common stock as of February 1, 2002. During fiscal year 2003, the two independent directors were granted 100,000 shares of common stock each, having a fair market value of $24,000, for their continued services on behalf of the Company with the issuance of this common stock deferred until the second quarter of fiscal year 2004. During fiscal year 2002, each of the two independent directors received cash compensation for meeting attendance of $2,100.

ITEM. 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table enumerates, as of June 3, 2003, the name, address, and ownership, both by numerical holding and percentage of interest, of each beneficial owner or more than five percent (5%) of the Company's outstanding Common Stock, the directors of the Company, individually, and its directors and executive officers as a group.

                                                        Amount
Name and Address of                                   Beneficially        Common Stock
Beneficial Owner                            Class        Owned             Percentage
------------------------------------------------------------------------------------------

Joe Marsh (1)                              Common       2,833,768             15.3
605 Southside Drive
Akron, Ohio  44317

William S. Gasparrini                      Common       2,328,937             12.6
23 Oak Street
Greenwich, CT 06831

Argosy International , Ltd.                Common       1,704,545              9.2
PO Box 260
Providenciales
Turks & Caicos, B.W.I.

Arnie Geller (2)
c/o RMS Titanic, Inc.                      Common       1,475,000              8.0
3340 Peachtree Road, N.E, Suite 1225.
Atlanta, GA 30326

Nick Cretan (3)                            Common          25,000               --
Suite 913
17 Battery Place
New York, NY 10004

Gerald Couture (4)                         Common         358,764              1.9
901 Chestnut Street, Suite A
Clearwater, FL 33756

Doug Banker (5)                            Common          25,000               --
6508 Crane Road
Ypsilanti, MI 48197

All Officers and Directors as a Group      Common       1,883,764             10.1
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

At the present time all officers and directors are current in their Forms 3 and 4 filings for the fiscal year ended February 28, 2003. The Company is aware of one beneficial owner who owns of more than 10% of the Company's Common Stock who has not filed a report as required by Section 16 of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 1, 2002, an extension was granted to Clear Channel Entertainment Exhibits, Inc., a Delaware corporation formerly known as SFX Family Entertainment, Inc. pursuant to which, among other things, the Company licensed the worldwide rights to exhibit the Company's TITANIC artifacts for the period commencing on January 6, 2003 until December 31, 2003.

A consulting firm in which the Company's Chief Financial Officer is a principal, has rendered services to the Company for the time of other professionals. Payment for these services amounted to $10,750, $7,415, and $5,905 for fiscal years 2003, 2002, and 2001, respectively.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd., an affiliated party who owns 1,704,545 shares of the Company. The purchase price, as amended by Agreement on June 1, 2002, was for $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. Subsequently, the note receivable was not paid at its maturity on October 2, 2002. In order to avoid a costly international foreclosure process, the Company entered in a Settlement Agreement whereby the Company received a cancellation fee for $250,000 from Argosy in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary - Seatron Limited. The ownership of the vessel is subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy of the original purchase debt obligation for $1.4 million.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Independent Auditors' Report                                               F-1

Consolidated Balance Sheets at February 28, 2002
and February 28, 2003                                                      F-2

Consolidated Statements of Operations
and Comprehensive Operations  for the years ended
February 28, 2001, 2002 and 2003                                           F-3

Consolidated  Statements of Stockholders' Equity
for the years ended February 28, 2001, 2002 and 2003                       F-4

Consolidated  Statements of Cash Flows for the years ended
February 28, 2001, 2002 and 2003                                           F-5

Notes to Financial Statements                                              F-7

(b) Reports on Form 8-K

     None.

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

10.22.2 Agreement dated April 18, 2000 by and among Whitestar Marine Recover, Ltd., Argosy International, Ltd. Graham Jessop and the Company.

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

10.23.7 Employment  Agreement  dated May 6, 2001  between  the  Company  and Dik
        Barton.

10.23.8 Employment Agreement dated February 2, 2002 between the Company and Arnie Geller.

10.23.9 Employment Agreement dated February 2, 2002 between the Company and Gerald Couture.

10.24   The Company's 2000 Stock Option Plan and form of stock option.

10.30 Amendment to Exhibition Tour Agreement, dated September 18, 2000, between the Company and SFX Family Entertainment Inc.

10.31 Second Amendment to Exhibition Tour Agreement, dated May 7, 2001 between the Company and SFX Family Entertainment Inc.

10.32 Third Amendment to Exhibition Tour Agreement, dated March 7, 2002 between the Company and SFX Family Entertainment Inc.

10.33 Fourth Amendment to Exhibition Tour Agreement, dated May 1, 2002 between the Company and Clear Channel Entertainment Exhibits, Inc.

10.34 Form of lease dated October 16, 2001 for offices and warehouse in Atlanta, Georgia.

10.35 Agreement dated April 2, 2002, between the Company, Argosy International Ltd, Danepath Ltd and Graham Jessop.

10.36 Stock Pledge Agreement dated April 2, 2002, between the Company and Argosy International, Ltd.

10.37   Deed of Covenant from Danepath Ltd. to the Company.

10.38 Letter Modification Agreement dated April 4, 2002, between the Company, Argosy International Ltd., Danepath Ltd. and Graham Jessop.

10.39 United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion No. 01-2227

10.40   Motion for Stay of Mandate as filed on April 22, 2002.

10.41 Letter Modification Agreement dated June 1, 2002, between the Company, Argosy International Ltd, Danepath Ltd and Graham Jessop.

10.42 Form of Settlement Agreement between Argosy International Ltd and the Company is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 2002.

10.43 Form of Stock Pledge Agreement between Argosy International Ltd and the Company is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 2002.

10.44 Form of Promissory Note of Argosy International Ltd is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 2002.

10.45 Form of Settlement Agreement and Mutual General Release of all Claims Known and Unknown (*1).

10.46 Form of Stipulation and [Proposed] Order for Dismissal of Action and Retention of Jurisdiction (*1).

10.47 Form of Judgment pursuant to Stipulation for Entry of Judgment in the Event of Default (*1).

10.48   Form of Stipulation for Entry of Judgment in the Event of Default (*1).

99.1    Certifications of the Company's CEO and CFO.

99.2    Additional Exhibits

              Subsidiaries of RMS TITANIC

(*1) -- incorporated herein as referenced to an 8-K filing of July 16, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           RMS TITANIC, INC.

June 12, 2003                              By: /s/ Arnie Geller
                                           --------------------------------
                                           Arnie Geller, President and Chief
                                           Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:


/s/ Arnie Geller                                     June 12, 2003
-----------------------------
Arnie Geller, President,
Chief Executive Officer, Director


/s/ Gerald Couture                                   June 12, 2003
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director


/s/ Nick Cretan                                      June 12, 2003
-----------------------------
Nick Cretan, Director


/s/ Doug Banker                                      June 12, 2003
-----------------------------
Doug Banker, Director

RMS TITANIC, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2003


                                                    RMS TITANIC, INC. AND SUBSIDIARY


                                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------

Independent Auditors' Report                                                       F-1


Consolidated Financial Statements:

   Consolidated Balance Sheets at February 28, 2002 and February 28, 2003          F-2

   Consolidated Statements of Operations and Comprehensive Operations for the
    Years Ended February 28, 2001, February 28, 2002 and February 28, 2003         F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
    February 28, 2001, February 28, 2002 and February 28, 2003                     F-4

   Consolidated Statements of Cash Flows for the Years Ended
    February 28, 2001, February 28, 2002 and February 28, 2003                  F-5 - F-6

   Notes to Financial Statements                                                F-7 - F-23


INDEPENDENT AUDITORS' REPORT




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying consolidated balance sheets of RMS Titanic, Inc. and Subsidiary as of February 28, 2003 and February 28, 2002, and the related statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. and Subsidiary as of February 28, 2003 and February 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.



Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

June 9, 2003


                                                                                                 RMS TITANIC, INC. AND SUBSIDIARY

                                                                                                      CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         February 28,         February 28,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             2002                 2003
---------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                            $  146,000      $     1,945,000
  Accounts receivable                                                                      40,000              128,000
  Prepaid and refundable taxes                                                          2,261,000              511,000
  Prepaid expenses and other current assets                                                70,000              307,000
  Net assets of discontinued operations                                                 1,221,000                    -
---------------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                              3,738,000            2,891,000

Artifacts owned, at cost                                                                4,495,000            4,484,000
Salvor's lien                                                                               1,000                1,000
Property and Equipment, net of accumulated depreciation
 of $1,210,000 and $1,501,000, respectively                                               544,000              979,000
Other Assets                                                                               61,000               44,000
---------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                     $8,839,000           $8,399,000
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                             $  709,000      $     1,114,000
   Deferred revenue                                                                       788,000              735,000
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         1,497,000            1,849,000
---------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 18,550,047 and 18,675,047 shares, respectively                    2,000                2,000
  Additional paid-in capital                                                           16,615,000           16,650,000
  Accumulated other comprehensive loss                                                    (31,000)                   -
  Accumulated deficit                                                                  (9,244,000)         (10,102,000)
---------------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                              7,342,000            6,550,000
---------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                       $8,839,000           $8,399,000
=================================================================================================================================


                                                                                                See Notes to Financial Statements

                                                                                                 RMS TITANIC, INC. AND SUBSIDIARY

                                                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  February 28,      February 28,       February 28,
Year ended                                                                            2001              2002               2003
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                                       $ 5,464,000      $  2,354,000       $  2,646,000
  Licensing fees                                                                      108,000           313,000               -
  Merchandise and other                                                                60,000            39,000            121,000
  Sale of coal                                                                         67,000            62,000             94,000

----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                       5,699,000         2,768,000          2,861,000
----------------------------------------------------------------------------------------------------------------------------------
Expenses:
 General and administrative                                                         4,405,000         3,391,000          2,809,000
  Depreciation and amortization                                                       558,000           374,000            293,000
  Expedition costs                                                                    763,000            32,000               -
  Cost of merchandise sold                                                              5,000            85,000            140,000
  Cost of coal sold                                                                     8,000             6,000             35,000
  Write down of note receivable                                                             -                 -            296,000
  Expenses for settlement of litigation                                                     -                 -            413,000
Impairment charge for artifacts recovered, net of taxes                                     -         6,148,000                  -
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                      5,739,000        10,036,000          3,986,000
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                              (40,000)       (7,268,000)        (1,125,000)
Other income:
  Interest                                                                             76,000             8,000            298,000
  Other                                                                                     -                 -                  -
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                                        36,000        (7,260,000)          (827,000)

Provision (benefit) for income taxes                                                      -               -                      -

----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) from Continuing Operations                                          $36,000      $ (7,260,000)     $    (827,000)
==================================================================================================================================
Discontinued operations:
     Loss from operations of Danepath subsidiary disposed of:                         (88,000)         (168,000)                 -
     Gain on disposal of Danepath including provision in 2002 of
       a $46,000 operating loss during phase out period.                                    -           644,000                  -
==================================================================================================================================
                                                                                     $(52,000)      $(6,784,000)      $   (827,000)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for basic and diluted common shares from
  Continuing operations                                                            $    - 0 -        $    (0.38)      $      (0.04)
Net income (loss) for basic and diluted common shares from
  discontinued operations                                                          $    - 0 -        $    - 0 -       $        -0-

Earnings (loss) per common share, basic and diluted                                $    - 0 -        $    (0.38)      $      (0.04)
==================================================================================================================================

Weighted-average number of common shares outstanding                               16,732,991        18,058,573         18,615,294
==================================================================================================================================

                                                                                                See Notes to Financial Statements

                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Years ended February 28, 2001, February 28, 2002 and February 28, 2003
---------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                 Common Stock       Additional     Other
                                           Number                   Paid-in        Comprehensive     Accumulated   Stockholders'
                                           of Shares      Amount    Capital        Operation         Deficit       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of March 1, 2000                16,287,128      2,000   $14,240,000      $      -        $(2,439,000)     $11,803,000

Common stock issued for acquisition of
 intangibles                                  600,000          -       900,000             -                  -          900,000
Issuance of common stock for services          60,000          -       100,000             -                  -          100,000
Foreign currency translation adjustment             -          -             -      $(31,000)                 -          (31,000)
Net loss                                            -          -             -             -            (21,000)         (21,000)

-----------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 2001            16,947,128     $2,000   $15,240,000      $(31,000)       $(2,460,000)     $12,751,000

Common stock issued for acquisition
of ownership of RMS Carpathia               1,104,545          -       819,000                                           819,000
Issuance of common stock for compensation     453,374          -       314,000             -                  -          314,000
Issuance of common stock for services          45,000          -        29,000             -                  -           29,000
Issuance of compensatory stock options                                               213,000                             213,000
Net loss                                                                                             (6,784,000)      (6,784,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2002            18,550,047      2,000    16,615,000      $(31,000)       $(9,244,000)      $7,342,000

Reclass of foreign currency translation                                               31,000            (31,000)               -
Issuance of common stock for services         125,000          -        35,000             -                  -           35,000
Net loss                                                       -             -             -           (827,000)        (827,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2003            18,675,047     $2,000   $16,650,000       $     -       $(10,102,000)      $6,550,000
===================================================================================================================================

                                                                                                See Notes to Financial Statements

                                                                                                 RMS TITANIC, INC. AND SUBSIDIARY

                                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================================================

                                                                                  February 28,       February 28,      February 28,
Year ended                                                                            2001               2002             2003
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                              $    (21,000)   $    (6,784,000)    $   (827,000)
---------------------------------------------------------------------------------------------------------------------------------
  Deduct Loss from discontinued operation                                              (9,000)          (168,000)               -

 Income (Loss) from continuing operations                                        $    (12,000)   $    (6,616,000)    $   (827,000)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Net gain on sale of business                                                            -            644,000                -
    Depreciation and amortization                                                     558,000            374,000          293,000
    Issuance of common stock for services                                                   -            100,000           35,000
    Issuance of compensatory stock options                                                  -            213,000                -
    Net deferred income tax benefit (expense)                                         324,000
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                      335,000             (3,000)         (88,000)
      (Increase) decrease in prepaid and refundable taxes                             578,000         (1,365,000)       1,750,000
      Decrease (increase) in prepaid expenses and other current assets               (103,000)           208,000          983,000
      Decrease (decrease) in other assets                                            (571,000)         6,749,000           28,000
      Increase (decrease) in deferred revenue                                         637,000           (453,000)         (53,000)
      Increase (decrease) in accounts payable and accrued liabilities              (1,645,000)          (292,000)         405,000
---------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                             113,000          6,175,000        3,353,000
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                     101,000           (441,000)       2,526,000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Artifact recovery costs                                                          (2,107,000)                 -                -
  Purchases of property and equipment                                                (247,000)           (23,000)        (727,000)
---------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                          (2,354,000)           (23,000)        (727,000)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from debt                                                                  250,000                  -                -
Repayment of debt                                                                    (250,000)                 -                -
---------------------------------------------------------------------------------------------------------------------------------
        Cash used in financing activities                                                   -                  -                -
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (2,455,000)          (464,000)       1,799,000

Cash and cash equivalents at beginning of year                                      3,065,000            610,000          146,000
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 610,000       $    146,000     $  1,945,000
=================================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                        $   - 0 -       $      - 0 -     $      - 0 -
=================================================================================================================================


                                                                                                See Notes to Financial Statements


                                                                                                 RMS TITANIC, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                                                       February 28,       February 28,       February 28,
Year ended                                                                  2001              2002               2003
---------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash financing and
 investing activities:
  Issuance of compensatory stock options                               $       -0-         $   213,000            $   -0-

=================================================================================================================================
   Common stock issued for assets                                      $   900,000         $   819,000            $   -0-
=================================================================================================================================


                                                                                                See Notes to Financial Statements

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES:

RMS Titanic, Inc. initially conducted business as Titanic Ventures Limited Partnership ("TVLP"). In 1993, RMS Titanic, Inc. acquired all of TVLP's assets and assumed all of TVLP's SIGNIFICANT liabilities. The transaction was accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. RMS Titanic, Inc. and TVLP are referred to as the "Company" as the context dictates.

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the TITANIC wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party. In January 2003, in settlement of an outstanding obligation from Argosy, the Company acquired the vessel, the SV EXPLORER, and related marine equipment in a wholly owned United Kingdom subsidiary of the Company, Seatron Limited.

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

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the RMS TITANIC (the "TITANIC"); obtaining oceanic material and scientific data available there-from in various forms, including still and moving photography and artifacts ("Artifacts") from the wreck site; and utilizing such data and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and TITANIC -related products.

The Company was declared salvor-in-possession of the TITANIC pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia. On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel ..., 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS TITANIC wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

As a consequence of the Fourth Circuit's decision, the Company reviewed the carrying cost of artifacts recovered from TITANIC expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the TITANIC wreck site at the respective costs of the expeditions as the Company believed it was the owner of all artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards ("SFAS") 142- impairment of long-lived assets and SFAS 121-the valuation of non-goodwill intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit's ruling that removed ownership of certain artifacts from the Company that are under the jurisdiction of the United States District Court. The District Court has jurisdiction of all artifacts that have been recovered from the TITANIC wreck site except for those 1800 artifacts recovered in the 1987 expedition. These 1987 artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the Salvor's Lien that the Fourth Circuit Court acknowledged the Company was entitled to under its Salvor-in-Possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor's award and the adjustment to such an award, if any, for revenues the Company may have derived from the artifacts. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor's lien.

Since August 1987, the Company has completed six expeditions to the wreck site of the TITANIC and has recovered approximately 6,000 artifacts including a large section of the TITANIC's hull along with coal from the wreck site.

Costs associated with the care, management and preservation of recovered Artifacts are expensed as incurred. A majority of the Artifacts not in exhibition are located within the United States.

To ascertain that the aggregate NRV of the Artifacts exceeds the direct costs of recovery of such Artifacts, the Company evaluates various evidential matters. Such evidential matters includes documented sales and offerings of TITANIC-related memorabilia by auction houses and private dealers, an appraisal of certain Artifacts, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the Artifacts and other evidential matter regarding the public interest in the TITANIC.

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (ii) other material factors that affect the continuity of the business.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to the Company's expeditions, is recognized at the time that the expedition and dive takes place.

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

Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants and other, is not presented for the years ended February 28, 2001, February 28, 2002 and February 28, 2003 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

New Standard Adopted. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to beheld and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No.144 during fiscal 2002. As a result of the adoption of SFAS No. 144 the Company wrote down its artifacts by $8.1 million.

New Accounting Standards. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the fiscal year beginning March 1, 2003. RMST does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, :Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44,
"Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. SFAS No. 145 is effective for the financial statements issued after May 15, 2002. RMST does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognize when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities instituted after December 31, 2002. This adoption of this standard does not have a material impact on the Company's consolidated financial position or results of operations.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123, "which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. RMST will continue to account for stock-based compensation in accordance with APB no. 25. As such, RMST does not expect this standard to have a material impact on its consolidated financial position or results of operations. RMST has adopted the disclosure-only provisions of SFAS No. 148 at February 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, "which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as will as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company is not a beneficiary to any VIEs.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

2.      ARTIFACTS:

        Artifacts recovered in the 1987 TITANIC expedition are carried at the lower of cost of recovery or net realizable value ("NRV"). The ownership of these Artifacts was granted to the Company by the Government of France. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of Artifacts recovered. During 2003, 2002 and 2001 $11,000, $6,000, and $8,000 were deducted from the Artifacts cost, respectively.

        Artifacts, at cost, consists of the following:

                                                 February 28,       February 28,
                                                    2002                 2003
        ------------------------------------------------------------------------

        Artifacts recovered, TITANIC            $ 3,121,000        $  3,110,000
        Artifacts, CARPATHIA                      1,374,000           1,374,000
        ------------------------------------------------------------------------
                                                $ 4,484,000        $  4,495,000

3. property and equipment:Property and equipment, at cost, consists of the following:

                                                                         February 28,    February 28,       Estimated
                                                                             2002             2003          Useful Life
                              -------------------------------------------------------------------------------------------

                              Exhibitry equipment                         $1,378,000      $1,378,000           5 years
                              Marine equipment                                     -         750,000          10 years
                              Office equipment                               188,000         188,000           5 years
                              Furniture and fixtures                         188,000         164,000           5 years
                              -------------------------------------------------------------------------------------------
                                                                           1,754,000       2,480,000
                              Less accumulated depreciation                1,210,000       1,501,000
                              -------------------------------------------------------------------------------------------
                                                                         $   544,000       $ 979,000
                              ===========================================================================================


4. ACCOUNTS PAYABLE AND Accounts payable and accrued liabilities consist of the following: ACCRUED LIABILITIES:

                                                                                          February 28,    February 28,
                                                                                              2002            2003
                              ----------------------------------------------------------------------------------------

                              Amounts payable for professional and consulting fees            413,000        $ 440,000
                              Settlement accrual                                                               322,000
                              Other miscellaneous liabilities                                 296,000          352,000
                              ----------------------------------------------------------------------------------------
                                                                                             $709,000       $1,114,000
                              ========================================================================================

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

5.      INCOME TAXES

        The provision for income taxes consists of the following components:



                                                                February 28,            February 28,          February 28,
                              Year ended                            2001                    2002                 2003
---------------------------------------------------------------------------------------------------------------------------------
                              Current:
                                Federal                          $(257,000)           $(2,720,000)           $(264,000)
                                State and local                    (35,000)              (786,000)             (50,000)
---------------------------------------------------------------------------------------------------------------------------------
                                                                  (292,000)            (3,506,000)            (314,000)
                              Less: Tax effect
                                      of impairment charge             -                1,954,000                  -
---------------------------------------------------------------------------------------------------------------------------------
                              Deferred:
                                Federal                            257,000              1,230,000              264,000
                                State and local                     35,000                322,000               50,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                   292,000              1,552,000              314,000
                              Provision for income taxes              $-0-              $     -0-               $  -0-
---------------------------------------------------------------------------------------------------------------------------------

        The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:


                                                                      February 28,      February 28,       February 28,
                              Year ended                                  2001             2002                2003
---------------------------------------------------------------------------------------------------------------------------------

                              Statutory federal income tax rate             (34.0)%            (34.0)%           (34.0)%
                              Effect of federal graduated tax
                               rates                                         (5.2)               -                 -
                              State income taxes, net of federal
                               benefit                                        6.0               (6.0)             (4.0)
                              Net Operating Loss Carry-forward                  -               21.0              38.0
                              Impairment Charge -                               -               19.0                 -
                              Other, net                                     33.2                  -                 -

----------------------------------------------------------------------------------------------------------------------------------
                                    Effective income tax rate               - 0 -%             - 0 -%              -0-%
==================================================================================================================================


     The net deferred income tax asset consists of the following:

                                                                                      February 28,         February 28,
                                                                                          2002                  2003
---------------------------------------------------------------------------------------------------------------------------------
                              Net Operating loss carry-forward                           $1,552,000                $1,788,000
                              Deferred tax asset - expenses not currently
                               deductible                                                  $294,000                   100,000
                              Deferred tax liability - depreciation                               -                         -
                              Valuation allowance for doubtful tax assets                (1,846,000)               (1,888,000)

                                    Net deferred tax                                           $-0-                      $-0-

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

        The net operating loss carry-forwards of approximately $4,700,000 expires in varying amounts from 2019 to 2023. A valuation allowance of 100% of the deferred income tax asset has been provided at February 28, 2003 because of the uncertainties as to the amount of taxable income that will be generated in the future years as a result of the determination by the federal court of appeals that the Company does not own the Titanic artifacts.

6.      STOCKHOLDERS' EQUITY:

        Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. Through February 28, 2002, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There were 5,556 warrants outstanding as of February 28, 2003.

        During the year ended February 28, 2002, the Company issued 498,374 shares of common stock having a value of $343,000 of which $314,000 was for compensation and $29,000 was for services.

        During the year ended February 28, 2003, the Company issued 125,000 shares of common stock as payment for conservation services having a value of $35,000.

        In April 2000, the Company acquired certain intangible assets that included confidential research data to be utilized in locating the wreck sites of twelve sunken vessels containing valuable cargo in exchange for 600,000 shares of its common stock valued at $900,000 after giving effect to certain restrictions placed on such common stock. Concurrently, the Company entered into an agreement for the services of an individual to January 3, 2003. Since the individual was primarily responsible in assisting the Company in exploiting the intangible assets acquired, the assets were being amortized over the term of the individual's service agreement. The assets are included in other assets in the accompanying balance sheet. Amortization expense for the year ended February 28, 2001 and accumulated amortization at February 28, 2001 amounted to approximately $285,000. Amortization expense for the year ended February 28, 2002 amounted to approximately $60,000. In May of 2001 these intangibles were exchanged in a transaction for the ownership of the RMS CARPATHIA as discussed below.

        In May 2001, the Company acquired the rights to the shipwreck RMS CARPATHIA (the "CARPATHIA"). The CARPATHIA was the vessel that rescued the survivors from the TITANIC. The value that was assigned to this asset ($1,374,000) is the un-amortized value of the twelve wreck sites purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($819,000). The Company has the right of first refusal to salvage the twelve wreck sites.

        On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

        annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. Subsequently, the note receivable was not paid at its maturity on October 2, 2002. In order to avoid a costly international foreclosure process, the Company entered in a Settlement Agreement whereby the Company received a cancellation fee for $250,000 from Argosy in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000. in its new wholly owned United Kingdom subsidiary- Seatron Limited. The ownership of the vessel is subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy from the original purchase obligation for $1.4 million.

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

7.      STOCK OPTIONS:

 Transactions relating to stock options are as follows:


                                                                                                              Weighted-
                                                                                        Number of              Average
                                                                                       Shares and             Exercise
                                                                                         Options                Price
                                                                                       Exercisable            per Share

                              Balance at March 1, 2000                                  1,000,000                $1.63
                              Canceled                                                   (500,000)               $1.15
                              Granted                                                   2,150,000                $1.79

---------------------------------------------------------------------------------------------------------------------------------

                              Balance at February 28, 2001                              2,650,000                $1.60
                              Canceled                                                         -0-                 -0-
                              Granted                                                   1,350,000                $0.48
---------------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2002                              4,000,000                $1.22
                              Canceled                                                    250,000                $0.88
                              Granted                                                          -0-                 -0-
---------------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2003                              3,750,000                $1.24
=================================================================================================================================


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

        In May 2001, the Company granted an option to purchase 250,000 shares of the Company's common stock at $0.88 per share to its Vice President and Director of Operations. This option has a 5-year maturity. This option was canceled by its term ninety days after the employee's resignation during the fiscal year ended February 28, 2003.

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

        In February 2002, the Company reset the option strike price for 300,000 outstanding options owned by its directors to $0.40. A charge to compensation was not necessary.

        As of February 28, 2003, options to purchase 2,750,000 shares of common stock have been granted under the plan. The following table summarizes the information about all stock options outstanding at February 28, 2003:

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                                             Options Outstanding and Exercisable
                                                                             -----------------------------------
                                                                                           Weighted-
                                                                                            Average           Weighted-
                                                                                           Remaining           Average
                                  Range of                             Number             Contractual         Exercise
                              Exercise Price                         Outstanding         Life (Years)           Price
---------------------------------------------------------------------------------------------------------------------------------
                                   $0.40                             1,700,000               8.72                $0.40

                                   $1.25                               500,000               1.10                $1.25

                                   $1.63                               300,000               7.17                $1.63

                                   $1.75                               500,000               7.33                $1.75

                                   $2.00                               500,000               1.24                $2.00

                              $3.00 - $5.00                            250,000               1.00                $4.00
---------------------------------------------------------------------------------------------------------------------------------
                              $0.40 - $5.00                          3,750,000                                   $1.24
=================================================================================================================================

        The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28, 2001, 2002 and 2003 would approximate the pro forma amounts shown in the table below:

                                                                       February 28,        February 28,       February 28,
                              Year ended                                   2001               2002                2003
---------------------------------------------------------------------------------------------------------------------------------
                              Reported net income (loss)         $     (21,000)   $     (6,784,000)     $     (827,000)
=================================================================================================================================
                              Pro forma net income (loss)        $  (2,896,000)   $     (6,784,000)     $     (827,000)
=================================================================================================================================
                              Reported net income (loss)
                               per common share                  $       - 0 -    $           (.38)     $         (.04)

                              Pro forma net income (loss)
                               per common share                  $        (.17)   $           (.38)     $         (.04)
=================================================================================================================================

        The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

---------------------------------------------------------------------------------------------------------------------------------
                                                                           February 28,        February 28,    February 28,
                              Year ended                                       2001                2002           2003
---------------------------------------------------------------------------------------------------------------------------------

                              Expected life of options                   9.07 years           9.07 years          8.07 years
=================================================================================================================================

                              Risk-free interest rate                          5.85%                4.75%              4.75%
=================================================================================================================================

                              Expected volatility of RMS
=================================================================================================================================
                               Titanic, Inc.                                  116.7%               100.0%              100.0%
=================================================================================================================================

                              Expected dividend yield on
=================================================================================================================================
                               RMS Titanic, Inc.                             $ - 0 -              $ - 0 -            $ - 0 -
=================================================================================================================================

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


        The weighted-average fair value of options granted during the years is as follows:


                                                                            February 28,        February 28,       February 28,
                              Year ended                                       2001                2002               2003
---------------------------------------------------------------------------------------------------------------------------------
                              Fair value of each option granted   $          1.38              $   .16               $  --
                              Total number of options granted           2,150,000            1,350,000                  --
---------------------------------------------------------------------------------------------------------------------------------
                                    Total fair value of all
                                     options granted                   $2,962,000           $  212,600               $  --
=================================================================================================================================

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

8.      LITIGATION:

        The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Agreement (the "Agreement") with entities in the United Kingdom, France and Canada that could diminish and/or divest the Company of its salvor-in-possession rights to the TITANIC which had been awarded by the Federal District Court for the Eastern District of Virginia (the "District Court"). The Company raised objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC that have been reaffirmed in the District Court and affirmed by the Court of Appeals of the Fourth Circuit and provides that the Agreement enters into force when any two of the party states sign it. The United States Department of Justice has represented that the United States believed it had complied with the RMS Titanic Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000, the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement such an agreement. On September 15, 2000, in a decision by the Court it was ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an international Agreement is agreed to and signed by the parties to the Agreement, final guidelines are drafted, and Congress passes implementing legislation. The Company expects, that whatever the outcome of this matter, there will be no impact on artifacts that have already been recovered, but management does not know what effect, if any, this Agreement will have on future Company operations.

        On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleged that the Company breached an employment agreement entered into between him and the Company, that he was damaged by the breach, that he was wrongfully terminated and had been defamed. The Company denied the validity and enforceability of the employment

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

        agreement. Moreover, the Company filed a counter-suit against Mr. Harris and others, to recover monies that the Company believed were misappropriated. On April 23, 2003, after a jury trial, a verdict was rendered that affirmed the unenforceability of any of Mr. Harris' employment agreements and further found that $70,000 of Company monies were misappropriated by Mr. Harris and others. These matters are subject to appeal.

        On January 16, 2001, the Securities and Exchange Commission (the "Commission") authorized its staff to conduct a formal order of investigation. The Commission has requested various documents relating to, among other things, the change in control of the Company that occurred during November 1999; any solicitations that may have been made without a written proxy statement or a filing; the purchase of the
        Company's common stock by certain shareholders; the accuracy of the Company's financial statements; information about the Company's accounting procedures and controls; documents about its subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of its officers, and other Company matters. The Company is cooperating with the investigation and has produced documents requested by the Commission. The Company is unable to predict the eventual outcome of this matter.

        On January 27, 2001, the Company was served with a lawsuit by Oceaneering International, Inc. ("Oceaneering") for monies purportedly owed under a June 27, 2000 contract for maritime services in association with the Company's 2000 expedition. The Company filed an answer that included a setoff for damages that it sustained. On May 8, 2002, this case was dismissed with prejudice with each party paying its own legal expenses and executing a confidentiality agreement. The Company did not pay any additional consideration for this settlement.

        On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claimed the Company agreed to pay or provide other additional considerations. The Central District Court entered an order denying the Company's motion for summary judgment. Thereafter, in March of 2002, the Central District Court denied the Company's right to appeal its interlocutory order denying the Company's motion for summary judgment. In July 2002, the matter was settled whereby the Company agreed to pay $388,000 over a thirty-month period and the parties further exchanged releases and agreed to certain restrictive covenants, among other considerations.

        On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ., 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the RMS Titanic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

        7, 1994 Order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171
        F.3d 943 (4th Cir. 1999) and the District Court, all of which the Company had relied upon in the conduct of its business. Furthermore, based on a June 7, 1994 Order of the District Court, the Company believed it was the exclusive owner of the artifacts. The Company petitioned the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, that petitioned was denied on October 7, 2002.

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

9.      COMMITMENTS ANDCONTINGENCIES:

        During the year ended February 28, 2002, the Company entered into agreements for the services of two individuals for an annual aggregate amount of $600,750. Each individual, at his option, may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. However, for financial statement purposes the Company will charge the full value of the common stock issued to compensation expense.

        On May 6, 2001, the Company entered into a three-year employment agreement with an individual as Vice President and Director of Operations, providing for a salary of $130,000, $143,000, and $157,850 respectively, for each year of the three-year term. In addition, this individual received options to purchase 250,000 share of common stock at an exercise price of $.88 per share. On March 22, 2002, this individual resigned his position and became a consultant to the Company, and thereafter ended his consulting arrangement in May 2002.

        On February 2, 2002, the Company executed an employment agreement with its President and Chief Executive Officer. The employment agreement is for a five-year term and provides for annual base salaries of $330,750 per year, with annual 5% increases.

        On February 2, 2002, the Company executed an employment agreement with its Vice President and Chief Financial Officer. The employment agreement is for a four-year term and provides for annual base salaries of $270,000 per year, with annual 5% increases.

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

        The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2002, the Company entered into another non-cancelable operating lease for office space and vacated one of its previously used offices. During this last fiscal year, the Company entered into an agreement to lease certain office and warehouse space through December 31, 2004.

        Future minimum lease payments for leases in effect as of February 28, 2003 and entered into subsequent to that date are as follows:

        Year ending February 28(29),

                   2004                                      $150,000
                   2005                                       144,000
                   2006                                         7,000
             2007 and thereafter                                  -0-
-------------------------------------------------------------------------------
                                                             $301,000
===============================================================================

        Rent expense charged to operations amounted to $147,000, $167,000 and $205,000 for the years ended, February 28, 2001, February 28, 2002, and February 28, 2003 respectively.

10.     OTHER RELATED PARTY TRANSACTIONS:

        Included in accounts payable and accrued liabilities at February 28, 2002 and February 28, 2003 is $25,000 due to certain partners of TVLP.

        On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd., an affiliated party who owns 1,704,545 shares of the Company. The purchase price, as amended by agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that will be paid within six months. This obligation is collateralized with both a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. Subsequently, the note receivable was not paid at its maturity on October 2, 2002. To avoid a costly international foreclosure process, the Company entered into a Settlement Agreement whereby the Company received a cancellation fee from Argosy for $250,000 in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000. in its new wholly owned United Kingdom subsidiary- Seatron Limited. The ownership of the vessel is subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy from the original purchase obligation for $1.4 million.

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

                                               RMS TITANIC, INC. AND SUBSIDIARY

                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

11.     EXHIBITIONS:


        During the three-year period ended February 28, 2003 and subsequent to year-end, the Company has presented, through licensing arrangements exhibitions of TITANIC's Artifacts and other TITANIC memorabilia.

        In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which the Company granted SFX an exclusive worldwide license to exhibit the Company's TITANIC artifacts for a minimum payment of $8,500,000, annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All
        obligations  of  Magicworks  Entertainment,   Inc.  under  this  license
        agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 by the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Another amendment extended the agreement to January 3, 2003. The first amendment required a minimum annual payment of $2,000,000 that was received during fiscal year ended February 28, 2001. Pursuant to the license agreement, as amended, the Company will receive twenty percent of the ticket, merchandise, and sponsorship and ancillary revenues over $10,000,000. Each amendment required a guaranteed minimum annual payment of $2,000,000. For the amendment periods ended November 31, 2001 and January 3, 2003, the Company received payments of $616,000 and $683,242, respectively, over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. The last two amendments were executed with Clear Channel Exhibitions, Inc. ("CCE"), formerly known as SFX Family Entertainment, Inc.