Form 10-Q
period 2003-05-31
RMS TITANIC INC
filed 2003-07-18
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on July 10, 2003 was 18,675,047.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      6

Item 4.  Controls and Procedures                                            8

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                 10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-Q for the year ended February 28, 2003.



                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 28,
                                                                            2003                 2003
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,655,000         $  1,945,000
  Accounts receivable                                                         81,000              128,000
  Prepaid and Refundable income taxes                                        457,000              511,000
  Prepaid expenses and other current assets                                  264,000              307,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 2,457,000            2,891,000

Artifacts owned, at cost                                                   4,484,000            4,484,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,592,000 and $1,501,000, respectively                                  894,000              979,000

Other Assets                                                                  54,000               44,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  7,890,000         $  8,399,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,193,000         $  1,114,000
  Deferred revenue                                                           420,000              735,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            1,613,000            1,849,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 18,675,047 and 18,675,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,650,000           16,650,000
  Accumulated deficit                                                    (10,375,000)         (10,102,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 6,277,000            6,550,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  7,890,000         $  8,399,000
                                                                        ============         ============


See Notes to Consolidated Financial Statements




                                                          RMS TITANIC, INC. AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENT OF OPERATIONS
==========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                2003               2002
                                                            -----------        -----------
                                                            (UNAUDITED)        (UNAUDITED)

Revenue:
  Exhibitions and related merchandise sales                 $   793,000        $   499,000
  Licensing fees                                                     --                 --
  Merchandise and other                                          30,000             40,000
  Sale of coal                                                   13,000             26,000
                                                            -----------        -----------
Total revenue                                                   836,000            565,000
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                               9,000              9,000
  Cost of merchandise sold                                       50,000             23,000
  General and administrative                                    963,000            748,000
  Depreciation and amortization                                  91,000             72,000
                                                            ------------       -----------
Total expenses                                                1,113,000            852,000
                                                            -----------        -----------
Income (loss) from continuing operations                       (277,000)          (287,000)

Interest income                                                   4,000             14,000
                                                            -----------        -----------
Income (loss) from continuing operations
   before provision for income taxes                           (273,000)          (273,000)

Provision for income taxes                                            -                  -
                                                            -----------        -----------
Net income (loss) from continuing operations               $   (273,000)       $  (273,000)


Net income (loss) from discontinued operations                       --             31,000
                                                            -----------        -----------

Net income (loss)                                              (273,000)          (242,000)
                                                            -----------        -----------

Net income (loss) for basic and diluted common shares:

         From continuing operations                        $       (.01)       $      (.01)

         From discontinued operations                                --                 --
                                                            -----------        -----------

Weighted-average number of common shares outstanding         18,675,047         18,550,047
                                                            ===========        ===========


See Notes to Consolidated Financial Statements

                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
==================================================================================================================

                  THREE-MONTH PERIOD ENDED MAY 31,                                     2003                 2002
                                                                                   -----------          -----------
                                                                                    (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                  $  (273,000)         $ (273,000)

Less: income (loss) from discontinued operations                                            --              31,000
                                                                                    -----------         -----------
Net income (loss) from continuing operations                                          (273,000)           (242,000)
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                       91,000              72,000
    Reduction in artifacts                                                                  --               1,000
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         47,000             (23,000)
      Decrease in prepaid and refundable income taxes                                   54,000                 --
      Decrease in prepaid expenses and other current assets                             42,000              33,000
      Decrease (increase) in other assets                                              (10,000)             18,000
      Increase (decrease) in accounts payable
       and accrued liabilities                                                          80,000            (148,000)
      Increase (decrease) in deferred revenue                                         (315,000)          1,296,000
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                              (11,000)          1,249,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (284,000)            976,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                                ( 6,000)            (1,000)
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                          ( 6,000)           ( 1,000)
                                                                                   -----------         -----------
Net (decrease) increase in cash                                                       (290,000)           975,000

Cash and cash equivalents at beginning of period                                     1,945,000            146,000
                                                                                   ------------        -----------
Cash and cash equivalents at end of period                                         $ 1,655,000       $  1,121,000
                                                                                   ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three-month period for income taxes                         $         -       $          -
                                                                                   ===========         ===========



See Notes to Consolidated Financial Statements

                        RMS TITANIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





Note 1 - The accompanying consolidated financial information as of May 31, 2003 and 2002 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.


Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended May 31, 2003 and 2002 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleged that the Company breached an employment agreement entered into between him and the Company, that he was damaged by the breach, that he was wrongfully terminated and had been defamed. The Company denied the validity and enforceability of the employment agreement. Moreover, the Company filed a counter-suit against Mr. Harris and others, to recover monies that the Company believed were misappropriated. On April 23, 2003, after a jury trial, a verdict was rendered that affirmed the unenforceability of any of Mr. Harris' employment agreements and further found that $70,000 of Company monies were misappropriated by Mr. Harris and others. These matters are subject to appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED MAY 31, 2003 VERSUS THE THREE  MONTHS ENDED MAY 31,
2002

During the first quarter of the Company's 2004 fiscal year, the Company's total revenues as compared to the corresponding first quarter period in the 2003 fiscal year increased from $565,000 to $836,000, or approximately 48%. This revenue increase is principally attributable to the Company having higher exhibition and related merchandise sales of $793,000 during the quarter ended May 31, 2003 as compared to $499,000 in the prior year period. This increase is attributed to license agreement overage payments earned during the recent period. The Company obtained revenues of $13,000 from the sale of coal during the first three months of its 2004 fiscal year, as compared to $26,000 in the same period of its 2003 fiscal year. This decrease is the result of lower coal sales at the exhibition venues opened during the most recent quarter. The sale of merchandise and other decreased from $40,000 in the quarter ended May 31, 2002 to $30,000 in the quarter ended May 31, 2003 for the same reason.

The cost of goods sold for merchandise and other during the first quarter of the Company's 2004 fiscal year increased to $50,000 from $23,000 in the prior year's first quarter principally due to costs associated with higher catalog sales. The cost of coal during the first quarter of the Company's 2003 fiscal year remained the same at $9,000 as the prior year's period, although sales were 50% lower due costs associated with the products in which the coal is now being sold.

The Company's general and administrative expenses increased to $963,000 from $748,000, or approximately 29% during the first quarter of its 2004 fiscal year as compared to the same quarter period of its 2003 fiscal year. This increase was primarily attributable to higher legal expense of $509,000 incurred that included the two-week jury trial conducted during the recent quarter that resulted in a favorable verdict for the Company. The Company continues to be burdened with high legal expenses in its business and management expects legal expenses to continue to be burdensome to the Company's future operating performance.

Depreciation increased to $91,000, or approximately 26%, for the first three months of the Company's 2004 fiscal year as compared to $72,000 for the prior period. This increase is primarily attributed to the higher depreciable asset base of the Company as compared to the year ago period, that now includes the SV Explorer recently reacquired by the Company through its wholly owned Seatron Limited subsidiary.

Interest income decreased to $4,000, or 71%, during the first three months of the Company's 2004 fiscal year as compared to $14,000 in the first three months of its 2003 fiscal year, primarily as a result of lower interest earned on its bank balances and the absence of any note obligations due the Company.

A loss of $277,000 from operations was incurred in the three months ended May 31, 2003 as compared to a loss of $287,000 for the same period in 2002. The loss for the recent quarter ended is attributed to higher expenses that offset the increase in revenues but yielded a modest improvement in operating results over the prior year period.

Net losses of $273,000 were realized for both the three months ended May 31, 2003 and 2002. In the current period there was no income from discontinued operations that benefited the prior year's results by $31,000. Basic income
(loss) per common share for both the three months ended May 31, 2003 and 2002 were ($0.01) and ($0.01) per share, respectively, and the weighted average shares outstanding for these periods were 18,675,047 and 18,550,047, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $(284,000) for the quarter ended May 31, 2003 as compared to $976,000 provided in the quarter ended May 31, 2002. This decrease in cash provided by operating activities is primarily attributed to decreases in current assets that totaled $133,000, an adjustment for depreciation of $91,000, and a decrease of $80,000 in accounts payables and accrued expenses, hat only slightly offset the net loss of $273,000.

For the quarter ended May 31, 2003, cash used in investing activities was $6,000 and represented purchase of computer equipment. In the prior year period, the Company expended $1,000 for office equipment. The Company did not engage in any financing activities in either period.

The Company's net working capital and stockholders' equity were $844,000 and $6,277,000, respectively at May 31, 2003 as compared to $1,042,000 and $6,550,000, respectively, at February 28, 2003.

Management plans to undertake a recovery operation to the RMS CARPATHIA to recover objects although no date has been set for this expedition. As the Company owns this vessel, it is the intent of management to sell and/or exhibit any items recovered.

Management expects that it may require additional outside funding to implement its plan to conduct its own exhibitions beginning in 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that should outside financing be needed, that the financial resources can be made available upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If financing is required and not readily available, this situation could be detrimental to the Company and its business.

The exhibition tour agreement with CCE is to expire on December 31, 2003. Renewal of that agreement for another year is not anticipated, although an extension until late Spring of 2004 is planned for certain venues but it is uncertain at the present time what license payments would result from an extension because they would likely be dependent upon overage payments of exhibition revenues exceeding $10,000,000.

In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence over the wreck. The Company may be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing from various sources. No assurances can be given that such financing will be available on satisfactory terms.

The Company from time to time, conducts business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar increases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2003, the Company did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought and will continue to seek to base its financial commitments and understandings upon the United States Dollar so as to minimize the adverse potential effect of currency fluctuations.

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in the Company's Annual Report on Form 10-Q. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation
Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There has been no material change in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2003

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  EXHIBITS

          EXHIBIT 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350 UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          EXHIBIT 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 18, 2003          By:  /s/ Gerald Couture
                                     ----------------------------
                                     Vice President, Finance