Form 10-Q
period 2003-08-31
RMS TITANIC INC
filed 2003-10-14
CIK 796764

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    -----------   ------------

                       Commission file number: 000-24452
                                               ---------

                                RMS TITANIC, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2753162
           -------                                        ----------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

        3340 Peachtree Road, Suite 2250, Atlanta, GA         30326
        --------------------------------------------         -----
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

         The number of shares outstanding of the registrant's common stock on September 30, 2003 was 19,125,047.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 28, 2003.

                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                          AUGUST 31,          FEBRUARY 28,
                                                                            2003                 2003
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,996,000         $  1,945,000
  Accounts receivable                                                        108,000              128,000
  Prepaid and Refundable income taxes                                        221,000              511,000
  Prepaid expenses and other current assets                                  293,000              307,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 2,618,000            2,891,000

Artifacts owned, at cost                                                   4,480,000            4,484,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,650,000 and $1,501,000, respectively                                  841,000              979,000

Other Assets                                                                  67,000               44,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  8,007,000         $  8,399,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,042,000         $  1,114,000
  Deferred revenue                                                           658,000              735,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            1,700,000            1,849,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 19,125,047 and 18,675,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,758,000           16,650,000
  Accumulated deficit                                                    (10,453,000)         (10,102,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 6,307,000            6,550,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,007,000         $  8,399,000
                                                                        ============         ============



                        See Notes to Consolidated Financial Statements


                                                                                       RMS TITANIC, INC. AND SUBSIDIARY
                                                                                       CONSOLIDATED STATEMENT OF INCOME
                                                                                                             (UNAUDITED)
========================================================================================================================
                                               THREE-MONTH        THREE-MONTH        SIX-MONTH            SIX-MONTH
                                               PERIOD ENDED       PERIOD ENDED      PERIOD ENDED         PERIOD ENDED
                                                AUGUST 31,         AUGUST 31,        AUGUST 31,           AUGUST 31,
                                                   2003              2002               2003                 2002
------------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related merchandise sales   $     655,000     $     534,000      $   1,446,000        $  1,032,000
  Merchandise and other                              58,000            41,000             89,000              82,000
  Sale of coal                                       28,000            20,000             42,000              46,000

------------------------------------------------------------------------------------------------------------------------
Total revenue                                       741,000           595,000          1,577,000           1,160,000
------------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                                   5,000             6,000             14,000               5,000
  Cost of merchandise sold                           27,000            23,000             77,000              56,000
  General and administrative                        732,000         1,136,000          1,695,000           1,884,000
  Depreciation and amortization                      58,000            72,000            149,000             143,000

------------------------------------------------------------------------------------------------------------------------
Total expenses                                      822,000         1,237,000          1,935,000           2,088,000
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                (81,000)         (642,000)          (358,000)           (928,000)

Interest income                                       3,000            31,000              7,000              44,000
------------------------------------------------------------------------------------------------------------------------
Loss from operations
 before provision
   for income taxes                                 (78,000)         (611,000)          (351,000)           (884,000)

Provision for income taxes                               --                --                 --                  --
------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                              $    (78,000)    $    (611,000)    $     (351,000)       $   (884,000)

Basic and diluted Loss
 Per common shares:                            $        .00     $        (.03)    $         (.02)       $       (.05)


Weighted-average number
 of common shares outstanding                    18,905,547        18,562,547         18,790,047          18,556,297


                 See Notes to Consolidated Financial Statements



                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
==================================================================================================================

                  SIX-MONTH PERIOD ENDED AUGUST 31,                                   2003                 2002
                                                                                  -----------          -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                 $  (351,000)         $ (884,000)
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                     149,000             143,000
    Reduction in artifacts                                                              3,000               7,000
    Issuance of stock for services                                                    108,000              35,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                  20,000             (37,000)
      Decrease in prepaid and
         refundable income taxes                                                      290,000             111,000
      Decrease in prepaid expenses
         and other current assets                                                      14,000            (105,000)
      Decrease(increase) in other assets                                              (21,000)             16,000
      Increase (decrease)in accounts payable and
         accrued liabilities                                                          (73,000)             215,000
      Increase (decrease) in deferred revenue                                         (77,000)             847,000
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                             413,000            1,232,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            62,000              348,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (11,000)              (1,000)
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (11,000)             ( 1,000)

                                                                                   -----------         -----------
Net (decrease) increase in cash                                                        51,000              347,000

Cash and cash equivalents at beginning of period                                    1,945,000              146,000
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                        $ 1,996,000          $   493,000
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the six-month period for income taxes                          $        --          $        --
                                                                                   ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  Common stock issued to acquire assets                                           $        --          $        --
                                                                                   ===========         ===========


                            See Notes to Consolidated Financial Statements

                        RMS TITANIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The accompanying consolidated financial information as of August 31, 2003 and 2002 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2 - Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended August 31, 2003 and 2002 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - On August 15, 2003, the Company executed a fifth amendment to the exhibition tour agreement with Clear Channel Entertainment Exhibits, Inc. whereby it licenses Titanic Artifacts. Clear Channel was provided with a " 2004 Extension Period" that expires April 25, 2004. This agreement also permits the Company to acquire all exhibitry in the present Clear Channel exhibits for $600,000.

Note 4 - On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleged that the Company breached an employment agreement entered into between him and the Company, that he was damaged by the breach, that he was wrongfully terminated and had been defamed. The Company denied the validity and enforceability of the employment agreement. Moreover, the Company filed a counter-suit against Mr. Harris and others, to recover monies that the Company believed were misappropriated. On April 23, 2003, after a jury trial, a verdict was rendered that affirmed the unenforceability of any of Mr. Harris' employment agreements and further found that $70,000 of Company monies were misappropriated. The verdict was subject to appeal. During the quarter ended August 31, 2003, the Company settled this litigation by agreeing to certain payments and an exchange of releases. Upon the advice of counsel, this settlement is less than the expected legal costs and expenses of continuing litigation.

Note 5 - During the quarter ended August 31 2003, the Company issued 450,000 shares of common stock- 200,000 shares issued to two directors for their continuing services and 250,000 shares as consideration for termination of a consulting agreement. The value of these shares was $108,000 or $0.24 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 2003 VERSUS THE QUARTER ENDED AUGUST 31, 2002

FOR THE SIX MONTHS ENDED AUGUST 31, 2003 VERSUS THE SIX MONTHS ENDED AUGUST 31, 2002

During the second quarter and the first six months of its 2004 fiscal year (the "2004 fiscal year"), the Company's revenues increased approximately 25% from $595,000 to $741,000 and 36% from $1,160,000 to $1,577,000, respectively, as compared to the second quarter and the first six months of its 2003 fiscal year (the "2003 fiscal year"). These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 21% during the second quarter and 40% during first six months of the 2004 fiscal year, as compared to the corresponding periods of the 2003 fiscal year. These revenue increased reflect the current licensing agreement that has a guaranteed payment and a revenue sharing provision over a shorter license period.

Merchandise and other revenue increased approximately 41% from $41,000 to $58,000, during the second quarter of the 2004 fiscal year as compared to the second quarter of the 2003 fiscal year, and increased 9%, to $89,000 from $82,000 during the first six months of the 2004 fiscal year as compared to the first six months of the 2003 fiscal year. This increase is attributed to royalties and related merchandise sales at the current exhibits.

The Company's sale of coal increased to $28,000 from $20,000, or approximately 40% during the second quarter of the 2004 fiscal year as compared to the second quarter of the 2003 fiscal year, and decrease 9% from $46,000 to $42,000,during the first six months of the 2004 fiscal year as compared to the first six months of the 2003 fiscal year. This increase during the current quarter reflects higher exhibit sales while the decrease for the six month period is attributed to lower exhibit sales during the prior quarter.

The Company's general and administrative expenses decreased to $732,000 from $1,136,000, or approximately 36% during the second quarter of the 2004 fiscal year as compared to the second quarter of the 2003 fiscal year, and to $1,695,000 from $1,884,000, or approximately 10% during the first six months of the 2004 fiscal year as compared to the first six months of the 2003 fiscal year. For the second quarter of the 2004 fiscal year, one-time settlement costs of separate litigation matters was lower than the second quarter of the 2003 fiscal year. For the first six months of the 2004 fiscal year as compared to the first six months of the 2003 fiscal year, there was a substantial reduction in legal expenses of $294,000 although this was offset by higher personnel expenses as the Company is expanding its staff to conduct its own exhibitions in the very near future.

The Company's depreciation and amortization expenses decreased $14,000 or 21% from $72,000 to $58,000, and increased $6,000, or 4%, from $143,000 to $149,000 during the second quarter and first six months of the 2004 fiscal year, respectively, as compared to the corresponding periods of the 2003 fiscal year. The decrease reflects the reduction in the depreciation taken on exhibitry assets that are completing their depreciable lives. The slight increase for the six month period is attributed to depreciation of the marine vessel that was not a company asset in the prior year.

The Company's loss from operations decreased substantially to $81,000 from $642,000 during the second quarter of the 2004 fiscal year as compared to the same period in fiscal year 2003. This significant decrease is attributed both to higher revenues coupled with lower expenses as discussed above. During the first six months of the 2004 fiscal year the Company experienced a reduction of 62% in the loss from operations to $358,000, from a loss of $928,000 in the corresponding period of the 2003 fiscal year. This lower loss is also attributed to management efforts to increase revenues obtained in the licensing of Titanic artifacts during the current fiscal year and a lowering of expenses, particularly legal expenses incurred in the Company's business. Litigation settlements have been made to avoid the high costs of continuing litigation.

Interest income decreased to $3,000 and $7,000 during the second quarter and six months, respectively, of the Company's 2004 fiscal year as compared to $31,000 and $44,000 in the corresponding year ago periods, primarily as a result of the elimination of the interest accrual on a prior year note payable from the sale of Danepath Ltd., the Company's former subsidiary.

The net loss was $78,000 for the three months ended August 31, 2003 as compared to a net loss of $ 611,000 in the prior year period. During the first six months of the 2003 fiscal year the Company experienced a loss of $351,000, as compared to a loss of $884,000 in the corresponding period of the 2002 fiscal year. Basic income (loss) per common share for the three months and six months ended August 31, 2003 were $0.00 and ($0.02), respectively, and the weighted average shares outstanding were 18,905,547 and 18,790,047, respectively.

With the transition to conducting its own exhibitions, management expects to eventually become profitable. It is difficult to predict when this would be realized because of litigation the Company is presently undergoing but once that matter is resolved, then management expects to be able to devote itself to the profitable operation of its business.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities was $62,000 for the six months ended August 31, 2003 as compared to $348,000 used in operating activities in the same prior year period ended August 31, 2002. This decrease in cash provided in operating activities for the current year is primarily attributed to lower liabilities, including accounts payable and accrued expenses together with deferred revenues.

For the six months ended August 31, 2003, cash used in investing activities was $11,000 for furniture and equipment as compared to $1,000 in the year ago period.

Net cash for the six months ended August 31, 2003 increased $51,000 as compared to $347,000 for the prior year's six month period. Cash at August 31, 2003 was $1,996,000 as compared to $493,000 at August 31, 2002.

The Company's net working capital and stockholders' equity were $918,000 and $6,307,000, respectively at August 31, 2003 as compared to $1,042,000 and $6,550,000, respectively, at February 28, 2003. The Company's working capital ratio was 1.5 at August 31, 2003.

Management continues to plan to undertake a recovery operation to the RMS CARPATHIA to recover objects although no date has been set for this expedition. As the Company owns this vessel, it is the intent of management to sell and/or exhibit any items recovered.

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

The exhibition tour agreement license period with CCE was continued to April 25, 2004 with the signing of the fifth amendment that was executed on August 15, 2003. This extension would require overage payments to continue from the present license period once they exceed $10,000,000. These overage payments will be made thirty days in arrears once $10,000,000 in revenues is exceeded. It is uncertain at the present time what license payments would result from this extension. Overage license payment approximately $600,000 in prior years. In addition, the Company negotiated to purchase all Titanic exhibitry owned by CCE for $600,000 over two years.

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

          PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          On September 7, 2000, Mr. G. Michael Harris, a former officer and director of the Company filed suit in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. In that suit, Mr. Harris alleged that the Company breached an employment agreement entered into between him and the Company, that he was damaged by the breach, that he was wrongfully terminated and had been defamed. The Company denied the validity and enforceability of the employment agreement. Moreover, the Company filed a counter-suit against Mr. Harris and others, to recover monies that the Company believed were misappropriated. On April 23, 2003, after a jury trial, a verdict was rendered that affirmed the unenforceability of any of Mr. Harris' employment agreements and further found that $70,000 of Company monies were misappropriated. The verdict was subject to appeal. During the quarter ended August 31, 2003, the Company settled this litigation by agreeing to certain payments and an exchange of releases. Upon the advice of counsel, this settlement is less than the expected legal costs and expenses of continuing litigation.

          In the litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, a trial date has been set for the week of January 12, 2004. Presently, the parties are undergoing discovery in this matter.

          There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2003.


ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

EXHIBIT 10.49  Fifth Amendment to Exhibition  Tour  Agreement,  dated August 15,
               2003  between  the  Company  and  Clear   Channel   Entertainment
               Exhibits, Inc.

EXHIBIT 10.50 Form of Lease amendment dated August 8, 2003 between the Company and Tower Place, LP.

EXHIBIT 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350 UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b)  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   October 14, 2003         By:  /s/ Gerald Couture
                                  -------------------------------------------
                                  Vice President