Form 10-Q
period 2003-11-30
RMS TITANIC INC
filed 2004-01-22
CIK 796764

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2003
     ------------------------------------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on January 14, 2004 was 19,125,047.

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


                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                         NOVEMBER 30,        FEBRUARY 28,
                                                                            2003                 2003
                                                                        ------------         ------------
                                                                         (unaudited)


ASSETS

Current Assets:
  Cash and cash equivalents                                             $  1,090,000         $  1,945,000
  Accounts receivable                                                        154,000              128,000
  Prepaid and Refundable income taxes                                        221,000              511,000
  Prepaid expenses and other current assets                                  292,000              307,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 1,757,000            2,891,000

Artifacts owned, at cost                                                   4,479,000            4,484,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,730,000 and $1,501,000, respectively                                  770,000              979,000

Other Assets                                                                 480,000               44,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  7,487,000         $  8,399,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,104,000         $  1,114,000
  Deferred revenue                                                           145,000              735,000
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            1,249,000            1,849,000
                                                                        ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 19,125,047 and 18,675,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              16,758,000           16,650,000
  Accumulated deficit                                                    (10,522,000)         (10,102,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 6,238,000            6,550,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  7,487,000         $  8,399,000
                                                                        ============         ============

                        See Notes to Consolidated Financial Statements





                                                                                         RMS TITANIC, INC. AND SUBSIDIARY
                                                                                         CONSOLIDATED STATEMENT OF INCOME
                                                                                                              (UNAUDITED)
=========================================================================================================================
                                           THREE-MONTH            THREE-MONTH           NINE-MONTH           NINE-MONTH
                                           PERIOD ENDED           PERIOD ENDED          PERIOD ENDED         PERIOD ENDED
                                           NOVEMBER 30,           NOVEMBER 30,          NOVEMBER 30,         NOVEMBER 30,
                                              2003                    2002                  2003                2002
-------------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales           $     631,000           $     483,000           $   1,436,000        $  1,501,000
  Merchandise and other                      84,000                  16,000                 244,000              98,000
  Sale of coal                               20,000                  26,000                  62,000              71,000
-------------------------------------------------------------------------------------------------------------------------
Total revenue                               735,000                 525,000               2,312,000           1,670,000
-------------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                           2,000                  10,000                   5,000              24,000
  Cost of merchandise sold                   38,000                   2,000                 126,000              34,000
  General and administrative                686,000                 628,000               2,381,000           2,512,000
  Depreciation and amortization              80,000                  72,000                 229,000             215,000
  Impairment charge on receivable                                   363,000                                     363,000
-------------------------------------------------------------------------------------------------------------------------
Total expenses                              806,000               1,075,000               2,741,000           3,148,000
-------------------------------------------------------------------------------------------------------------------------

Loss from operations                        (71,000)               (550,000)               (429,000)         (1,478,000)

Interest income                               2,000                   1,000                   9,000              45,000
-------------------------------------------------------------------------------------------------------------------------
Loss from operations
 before provision
   for income taxes                         (69,000)               (549,000)               (420,000)         (1,433,000)

Provision for income taxes                       --                      --                      --                  --
-------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                      $    (69,000)          $    (549,000)         $     (420,000)        $(1,433,000)

Basic and diluted Loss
 Per common shares:                    $        .00           $        (.03)         $         (.02)        $      (.08)


Weighted-average number
 of common shares outstanding            19,125,047              18,675,047              18,903,047          18,596,343


                 See Notes to Consolidated Financial Statements


                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
==================================================================================================================

                  NINE-MONTH PERIOD ENDED NOVEMBER 30,                                 2003                2002
                                                                                   -----------         -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                 $  (420,000)        $ (1,433,000)

  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                     229,000              215,000
    Reduction in cost of artifacts                                                      5,000                9,000
    Issuance of stock for services                                                    108,000               35,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                 (26,000)             (46,000)
      Decrease in prepaid and refundable income taxes                                 290,000              128,000
      Decrease in prepaid expenses
         and other current assets                                                      15,000               11,000
      Decrease(increase) in other assets                                             (436,000)             237,000
      Increase (decrease)in accounts payable and
         accrued liabilities                                                          (10,000)             340,000
      Increase (decrease) in deferred revenue                                        (590,000)             412,000
                                                                                    -----------        -----------
        TOTAL ADJUSTMENTS                                                            (415,000)           1,342,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (835,000)             (91,000)
                                                                                   ------------        -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (20,000)              (1,000)
                                                                                   ------------        -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (20,000)              (1,000)
                                                                                   ------------         -----------
Net (decrease) increase in cash                                                      (855,000)             (92,000)

Cash and cash equivalents at beginning of period                                    1,945,000              146,000
                                                                                   ------------         -----------
Cash and cash equivalents at end of period                                        $ 1,090,000          $    54,000
                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the nine-month period for income taxes                         $     -              $         -
                                                                                   ===========          ===========


                       See Notes to Consolidated Financial Statements

                        RMS TITANIC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The accompanying consolidated financial information as of November 30, 2003 and 2002 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2 - Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended November 30, 2003 and 2002 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

Note 5 - On January 16, 2004, a payment of $250,000 was made into an escrow account for a promissory note due to the Company from Argosy International Ltd. These funds were disbursed to the Company on January 22, 2004 in full satisfaction of all monies owed by Argosy International, Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED  NOVEMBER 30, 2003 VERSUS THE QUARTER  ENDED  NOVEMBER 30,
2002

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 VERSUS THE NINE MONTHS ENDED NOVEMBER 30, 2002

During the third quarter and the first nine months of its 2004 fiscal year (the "2004 fiscal year"), the Company's revenues increased approximately 40% from $525,000 to $735,000 and 38% from $1,670,000 to $2,312,000, respectively, as compared to the third quarter and the first nine months of its 2003 fiscal year (the "2003 fiscal year"). These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 30% during the third quarter together with a 425% increase in merchandise sales that included higher catalog sales and a 148% increase in merchandise sales during first nine months of the 2004 fiscal year, as compared to the corresponding period of the 2003 fiscal year.

Merchandise and other revenue increased approximately 425% from $16,000 to $84,000, during the third quarter of the 2004 fiscal year as compared to the third quarter of the 2003 fiscal year, and increased 148%, to $244,000 from $98,000 during the first nine months of the 2004 fiscal year as compared to the first nine months of the 2003 fiscal year. This increase is attributed to higher sales this fiscal year of Titanic merchandise and catalogs at the current exhibits.

The Company's sale of coal decreased to $20,000 from $26,000, or approximately 20% during the third quarter of the 2004 fiscal year as compared to the third quarter of the 2003 fiscal year, and 13% from $71,000 to $62,000,during the first nine months of the 2004 fiscal year as compared to the first nine months of the 2003 fiscal year. This decrease is attributed to lower exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

The Company's general and administrative expenses increased to $686,000 from $628,000, or approximately 9% during the third quarter of the 2004 fiscal year as compared to the third quarter of the 2003 fiscal year, and decreased to $2,381,000 from $2,512,000, or approximately 5% during the first nine months of the 2004 fiscal year as compared to the first nine months of the 2003 fiscal year. During this fiscal year, management has hired personnel to accommodate the needs for organizing and administering its own exhibits. During the recent quarter ended, the Company obtained possession of two exhibits that were owned by Clear Channel. This is part of the process in which the Company will manage its own exhibits of Titanic artifacts. Previously, Clear Channel through an exclusive license arrangement had conducted a Titanic exhibition business. With the phase-out of the Clear Channel license arrangement in April 2004, the Company will conduct its own exhibitions. Consequently, management has hired key personnel to administer and manage the design, marketing and administration of these future Titanic exhibitions. In addition, the Company will seek to conduct other non-Titanic exhibitions. In fact, the Company is in the development stage of a new exhibition that it expects to announce prior to the summer of 2004. For the three months ended November 30, 2003, personnel expenses increased approximately 19% to $255,811 as a consequence of this hiring initiative as compared to the same year ago quarter. Similarly, personnel costs have increased 22% to $740,000 in the nine-month period ended November 30, 2003 as compared to the year ago nine-month period. There was a modest decrease in general and administrative expenses for the nine-month period ended November 30, 2003 as compared to the same year ago period. Although, in the prior period a one-time litigation settlement expense of $388,000 was incurred, the benefit of a similar charge not occurring in the current period was offset, in part, by higher legal expenses. A recent reduction in legal expenses experienced in the quarter ended November 30, 2003 reflects the payment and reimbursement obligations of the Company's insurance carrier for certain litigation expenses in the D'Addario lawsuit which the Company is obligated to defend. It is expected that personnel expenses will continue to increase through the next fiscal year until the Company is fully staffed with experienced personnel to manage its exhibition business. Based upon the revenues of previous Titanic exhibits, management expects to garner substantial increases in exhibition revenues once the transition phase is concluded with Clear Channel. Legal and professional fees were 32% lower at $184,000 and increased 31% to $798,000, respectively, over the comparable year ago periods for the quarter and nine months periods ended November 30, 2003. Legal expenses continue to burden the Company but the expectation is that these expenses will be reduced in the future as management aggressively deals with the few remaining matters.

The Company's depreciation and amortization expenses increased $8,000 or 11% from $72,000 to $80,000, and $14,000, or 7% from $215,000 to $229,000 during the third quarter and first nine months of the 2004 fiscal year, respectively, as compared to the corresponding periods of the 2003 fiscal year. These increases primarily reflect the acquisition of fixed assets during the respective periods that includes the re-acquisition of the marine vessel the SV Explorer and the resultant depreciation expenses associated therewith.

The Company realized an impairment charge of $363,000 relating to the obligation in the sale of the Company's Danepath, Ltd UK subsidiary to Argosy International, Ltd. in the year ago fiscal period ended November 30, 2002. There was not a similar charge in the current fiscal year.

Interest income was $2,000 and $9,000 for the third quarter and nine months, respectively, of the Company's 2004 fiscal year as compared to $1,000 and $45,000 for the corresponding year ago periods. This decrease in interest income is a consequence of the elimination of the interest bearing obligation in the sale of Danepath Ltd., the Company's former subsidiary, which accrued interest at 8% per annum in the prior year period until an impairment charge was incurred in the default of that obligation.

The Company's loss from operations decreased substantially to $71,000 from $550,000 during the third quarter of the 2004 fiscal year as compared to the same period in fiscal year 2003. This significant decrease is attributed both to higher revenues in the current year together with the realization of the prior year's impairment charge as noted above. During the first nine months of the 2004 fiscal year the Company experienced a loss from operations of $429,000, as compared to a loss of $1,478,000 in the corresponding period of the 2003 fiscal year. This reduction in net loss is attributed to higher revenues from both licensing and merchandise sales coupled with lower expenses and the absence of a significant litigation settlement and impairment charge that was experienced in the prior fiscal year period.

The net loss was $69,000 for the three months ended November 30, 2003 as compared to a net loss of $ 549,000 in the prior year period. During the first nine months of the 2004 fiscal year the Company experienced a net loss of $420,000, as compared to a loss of $1,433,000 in the corresponding period of the 2003 fiscal year. Basic income (loss) per common share for the three months and nine months ended November 30, 2003 were $0.00 and ($0.02), respectively, and the weighted average shares outstanding were 19,125,047 and 18,903,047, respectively. The losses per share were .03 and .08 for the same respective periods in fiscal year 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $835,000 for the nine months ended November 30, 2003 as compared to $91,000 in the same prior year period ended November 30, 2002. This increase in cash used in operating activities for the current year is primarily attributed to an increase in other assets coupled with a decrease in deferred revenues. This increase in other assets reflects the acquisition of rights to a new exhibit that the Company is developing. The decrease in deferred revenue reflects the phase-out of the present licensing rights arrangement with Clear Channel.

For the nine months ended November 30, 2003, cash used in investing activities were $20,000 for furniture and equipment as compared to expenditures of $1,000 in the year ago period. This increase reflects the acquisition of computer equipment for new personnel hired in the current fiscal year period.

The Company's net working capital and stockholders' equity were $510,000 and $6,238,000, respectively at November 30, 2003 as compared to $1,042,000 and $6,550,000, respectively, at February 28, 2003. The Company's working capital ratio was 1.56 at November 30, 2003.

In the execution of its present business plan, the Company needs additional capital. Management estimates that the Company's capital needs are between $1,000,000 to $2,000,000 over the next twelve months depending on the level of expenditures for exhibitions. These capital requirements are attributed to the buyout of the exhibition exhibitry from Clear Channel, expenses for personnel, travel, marketing and installation of its exhibits. The Company does not presently have any bank debt outstanding. Although a banking relationship is being sought, the Company's litigation history, together with uncertainties in a transition from its license arrangement with Clear Channel, are obstacles to obtaining a bank credit facility. As a result, management is tasked with either generating working capital internally through its future operations or obtaining funds through the sale of equity securities. Although it is possible to generate working capital from internal operations by seeking advances and guarantees from potential exhibition venues, it is not without its own risks and uncertainties including timing of such payments. The availability of capital from outside investors is also with risks and uncertainties as to timing and the amount of such funds available in the present market. A successful capital raise by the sale of equity could have a significant dilutive impact upon existing shareholders as the price of the company's common stock is trading in the $.30 to $.50 range and a private placement would likely require a discount from the then market price of the Company's common stock. The consequence of not obtaining this needed working capital could result in the serious curtailment of the Company's exhibition schedule. Management has evaluated and continues to evaluate the most attractive options for raising this needed working capital but there can be no assurances that it will be successful.

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

As previously indicated, the Company continues to develop plans for a recovery expedition to the Carpathia although at the present time an expedition schedule has not been finalized.

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


                                    PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          In the litigation initiated by Lawrence D'Addario, et al vs. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, there have been several recent developments. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the defendants in their capacities as directors and/or officers of the Company and by Joe Marsh, as a principal shareholder of the Company, RICO violations, and failure to comply with Florida control share acquisition law. Mr. Banker and Mr. Cretan, both directors of the Company, were dismissed from this litigation on April 8, 2002 for lack of personal jurisdiction. By order dated January 6, 2004, the court denied the plaintiffs motion to certify this matter as a class action and likewise dismissed as moot the counts alleging violation of Florida control share acquisition law. Additionally, the trial was continued from January 12, 2004 to May 3, 2004. A summary judgment hearing is scheduled for January 29, 2004 wherein motions to dismiss the litigation are pending. No determination can be made at this time as to the likely outcome of the remaining matters or what the consequences could be for the Company. The Company continues to vigorously defend itself and its officers and directors in this matter.

         There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2003.


ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        The Annual Meeting of the Shareholders of the Company was held on December 12, 2003. Messrs. Arnie Geller, Gerald Couture, Doug Banker and Nick Cretan were elected directors of the Company until their successors are duly elected and qualified. The results of the election were as follows:

                            Shares           Shares
                            Voted            Voted
                             For             Against
            -----------------------------------------
            Arnie
            Geller          11,845,376          -0-
            -----------------------------------------
            Gerald
            Couture         11,845,376          -0-
            -----------------------------------------
            Doug Banker     11,845,376          -0-
            -----------------------------------------
            Nick Cretan     11,845,376          -0-
            -----------------------------------------

        Kempisty and Company, Certified Public Accountants, P.C. was ratified as the Company's independent certified public accountants for fiscal year 2004 with 11,611,711 shares of common stock voted in favor, 233,805 shares of common stock voted against.

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

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   January 21, 2004          By:  /s/ Arnie Geller
                                  -------------------------------------------
                                   Arnie Geller, President