Form 10-K
period 2004-02-29
RMS TITANIC INC
filed 2004-06-15
CIK 796764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

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

              3340 Peachtree Rd, NE, Suite 2250, Atlanta, GA 30326
              ----------------------------------------------------
                     Address of principal executive offices

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 1, 2004, was: $19,911,886

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 2004 were:
                                                     NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                   19,275,047

          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the Report will prove to be accurate. In light of the significant uncertainties and risks inherent in the forward-looking statements included herein, such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. Included in these risks is the Company's expectation that it does not have sufficient working capital for the next 12 months of operations and its resultant need for financing, its history of losses, its fluctuations in operating results, uncertainty regarding the results of certain legal proceedings, competition and other risks set forth herein and in other reports the Company has filed. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "will", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company does not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.  BUSINESS

INTRODUCTION

The TITANIC continues to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic, causing the loss of more than 1,500 of the 2,228 lives on board. The depth of this international interest in the TITANIC has been continuous since the sinking more than ninety years ago. The December 1997 release of the highest grossing motion picture of all time, "Titanic" as well as a prodigious volume of works that have been published about all facets of its story, the production of other feature length movies and plays about its tragic voyage, and the broadcast of television programs about its 1985 discovery and scientific examinations of the wreck approximately two and one-half miles below the surface of the ocean attests to the public's continuing fascination with the TITANIC. As the only enterprise that has recovered and conserved items from the TITANIC, the Company is in a unique position to present exhibitions of TITANIC artifacts for viewing by the public. Management intends to continue to present exhibitions throughout the world as demand warrants. Management will also continue to conduct these exhibitions in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

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

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the TITANIC, which sank in 1912, and lies more than 12,500 feet below the surface of the Atlantic Ocean. This location is approximately 400 miles off the southern coast of Newfoundland. The Company has obtained oceanic material and scientific data available in various forms that include still and moving photography and artifacts from the wreck site and is utilizing this data and artifacts for historical verification, scientific education and public awareness. All these activities are directed toward producing income for the Company resulting in touring exhibitions, television programs, and the sale of still photographs.

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

In June 1993, the Company successfully completed its second expedition to the TITANIC wreck site, during which it recovered approximately 800 artifacts and produced approximately 105 hours of videotape footage during the course of fifteen dives. In July 1994, the Company recovered over 1,000 objects and produced approximately 125 hours of videotape footage during its third expedition to the TITANIC wreck site. In August 1996, the Company recovered approximately 6,000 objects and produced approximately 125 hours of videotape footage during its fourth expedition to the TITANIC wreck site. Present management is reviewing recovery details of the 1996 expedition.

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

During the summer of 2000, the Company conducted its most recent expedition ("Expedition 2000") to the TITANIC wreck site in the North Atlantic. During this expedition, the Company utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, Russia, which provided the research vessel "AKADEMIK MSTISLAV KELDYSH" and two manned submersibles- the "MIR-1" and "MIR-2." The expedition resulted in a total of twenty-eight dives over a four week period that resulted in the recovery of more than 900 objects from the wreck site and the discovery of a new debris field. Among the artifacts recovered in this expedition were the ship's wheel and stand, nine leather bags, whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Among personal items recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, bowler hat, first class demitasse and dinner plate. A base for a cherub, likely from the Grand Staircase, as well as gilded wood from a balustrade were also recovered. The nine leather bags provided more than one hundred additional objects. Some medicinal items were recovered that included a cobalt blue bottle that reads:
BROMOSELTZER EMERSON DRUG CO. BALTIMORE MARYLAND. For the first time, two toilets, a wok, an intact deck light, circulating fans, thermometers, four eggcups, and a metal megaphone were recovered. These items will further provide a clearer picture of the workings of the TITANIC at that time period, and will further enhance exhibition presentations. This expedition was conducted during the months of July and August 2000.

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the TITANIC wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party ("Argosy"). In January 2003, in order to avoid a costly international foreclosure process, the Company entered into a settlement of the outstanding obligation from Argosy from this Danepath transaction that included acquiring the vessel, SV EXPLORER, and related marine equipment in its new wholly owned United Kingdom subsidiary - Seatron Limited.

In May 2001, the Company acquired ownership of the RMS CARPATHIA that was sunk in 1918 off the coast of the United Kingdom. This ship rescued the survivors of the TITANIC. This shipwreck will play a role in the Company's future business plan.


SALVAGE RIGHTS

Pursuant to the judgment entered in the United States District Court for the Eastern District of Virginia ("District Court") on June 7, 1994, the Company was declared salvor-in-possession of the wreck and wreck site of the TITANIC, the sole and exclusive owner of any items recovered from the TITANIC and, so long as the Company is salvor-in-possession, the sole and exclusive owner of all items recovered from the TITANIC in the future (the "June 1994 Order"). The District Court's judgment includes, without limitation, the contents, cargo, hull, machinery, engine, tackle, apparel, and appurtenances of the TITANIC, and provides that all potential claimants are barred and precluded from filing claims so long as the Company is salvor-in-possession. No other entity has the right to salvage the TITANIC while the Company is salvor-in-possession. To maintain salvor-in-possession status, the Company, among other things must maintain a reasonable presence at the wreck through periodic expeditions and continue salvage efforts and the preservation of artifacts during the period between salvage expeditions.

In February 1996, a third party instituted a motion in the District Court seeking rescission of the June 1994 Order awarding salvor-in-possession status to the Company. By an order dated May 10, 1996 (the "May 1996 Order"), the motion was denied. The Court also modified the June 1994 Order to require the Company to file more frequent reports about its activities. In August 1996, the Court amended the May 1996 Order to include an award to the Company of exclusive rights to photograph and video the TITANIC within the award of salvor-in-possession status, and enjoined third parties from entering the wreck site for purposes of obtaining photography or video footage or for other purposes.

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

On April 12, 2002, the Fourth Circuit affirmed two orders of the District Court in which the Company is a party ("R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . . ."). These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by the Company from the TITANIC wreck site. In its opinion, the Fourth Circuit reviewed and declared ambiguous the June 1994 Order that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, and a salvor's lien, but not title, pending determination of a salvage award. This opinion overruled the previous rulings that were rendered by both the Fourth Circuit in "R.M.S. Titanic, Inc. v. Haver, et al" and the District Court, all of which rulings the Company relied upon in the conduct of its business. Furthermore, based on the June 1994 Order, the Company believed it was the exclusive owner of the artifacts. The Company petitioned the Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, the Company's Petition for Certiorari was denied on October 7, 2002.

In its April 12, 2002 opinion, the Fourth Circuit indicated that the Company, as salvor, has a lien in the previously recovered artifacts and that it is necessary for the District Court to determine the Company's salvage award and satisfy the award with the proceeds from a sale of the artifacts. Should it become apparent to the District Court that the proceeds of any sale would clearly be inadequate to pay the Company, as salvor, its full reward, then the court might, as a matter of discretion, award the Company, as salvor, title to the property in lieu of the proceeds of sale, thus saving the costs of sale. The Company, as salvor, does not have a direct right, however, to title in the property. As a result of the Fourth Circuit's opinion, the Company does not own the artifacts under the jurisdiction of the District Court but instead has a salvor's lien and possession.

SALVAGE AWARD

The process to determine what award should be granted to the Company for its efforts undertaken in the salvage of artifacts from the TITANIC is left to the discretion of the District Court. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77 U.S. (10 Wall.) 1,14 (1869) that includes: (1) the labor expended by salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by salvors in securing the property from the impending peril; (5) the value of the property saved; and (6) the degree of danger from which the property was rescued.

Although the method for obtaining a salvage award is established in the federal court system, any amount awarded is subject to considerable latitude by the judge presiding over the case. The Company in its salvor-in-possession proceedings has been subject to the jurisdiction of the District Court in Norfolk since 1994. During this period, representations have been made regarding keeping the artifacts recovered from RMS TITANIC wreck site together for the benefit of the viewing public.

We understand that the District Court will grant an award to the Company based upon the Blackwall factors, in accordance with the Fourth Circuit's opinion. Such an award may vary from a monetary award to complete ownership of the artifacts. It is impossible for management to anticipate what value the District Court will determine for an award. The District Court and the Company are of a single mind that the artifact collection should be kept together in the public interest. Management believes, under these circumstances, it may be a prudent decision to donate the TITANIC artifact collection to a nationally recognized entity in order to preserve status quo of the collection and to preserve the business exhibition opportunity for the Company.

PRESENT OPERATIONS

EXHIBITIONS

The Company has presented exhibitions in association with third parties throughout the world and nearly fifteen million people have attended these exhibits. The Company plans to continue to present exhibitions of TITANIC artifacts.

Agreement  with  Subsidiary  of  Clear  Channel  Communications   (formerly  SFX
Entertainment, Inc.)

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which SFX was granted an exclusive worldwide license to exhibit TITANIC artifacts for the payment of at least $8.5 million annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. As SFX did not intend to extend its one year license with a $8.5 million payment provision, the original agreement was amended on September 18, 2000 between the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. The Company has executed six amendments, the last three of which have been with Clear Channel Exhibitions, Inc. The first two amendments required a guaranteed minimum annual payment of $2,000,000. For these two amendment periods ended November 31, 2001 and January 3, 2003, the Company received payments of $616,000 and $683,242, respectively, over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. The third amendment extended the license period to January 4, 2004 with the other terms remaining the same. The fifth amendment extended the term to April 28, 2004 and provided for a purchase by the Company of Titanic exhibitry owned by CCE for consideration of $600,000. The Sixth amendment, dated May 26, 2004, further modified the payment arrangement for the CCE exhibitry.

From 1997 through the present time, exhibitions of objects recovered from the TITANIC were presented in association with the Company in the following cities and countries: Norfolk, Virginia from November 1996 until March 1997; Memphis, Tennessee from April 1997 to September 1997; Hamburg, Germany from May 1997 to September 1998; at the Queen Mary in Long Beach, California from May 1997 to March 1999; in St. Petersburg, Florida from November 1997 to May 1998; in Boston, Massachusetts from July 1998 through November 1998; in Zurich, Switzerland from November 1998 through May 1999; in St. Paul, Minnesota from January through May 1999; a tour of several cities in Japan from July 1998 through July 1999; Atlantic City, New Jersey from May until September 1999; Las Vegas, Nevada from January 1999 through October 2000; Chicago, Illinois from February through October 2000; Dallas, Texas from March through June 2000; Cincinnati, Ohio from November 2000 through March 2001; in Seattle, Washington from March to October 2001; Kansas City, Missouri from April to September 2001; Baltimore, Maryland from April 2001 to February 2002; Nashville, Tennessee from May to September 2001; St. Louis, Missouri from December 2001 to April 2002; a South American tour included Buenos Aires, Argentina from April to June 2001 and Santiago, Chile from August to December 2001; in Phoenix, Arizona from December 2001 to June 2002; Norwalk, Connecticut from January to September 2002, Cleveland, Ohio from March to September 2002; Houston, Texas from May 2002 to January 2003; in Chicago, Illinois, a second time, from July 2002 to January 2003; Richmond, Virginia from October 2002 to January 2003; Oklahoma City from January 2003 to July 2003; Detroit Michigan from February 2003 to September 2003; Los Angeles, California from February 2003 to September 2003; Lafayette, Louisiana from February to May, 2003; Paris, France from March 2003 to August 2003; London, UK from May 2003 to November 2003; Raleigh, North Carolina from August 2003 to April 2004; Tampa, Florida from October 2003 to May 2004; Indianapolis, Indiana from June 2003 to September 2003; Lafayette, Louisiana from February to May 2004; and Birmingham, Alabama from September 2003 to May 2004.

Current Exhibitions

The Company is now presenting its own TITANIC exhibitions in Omaha, Nebraska and Salt Lake City, Utah. Pending openings during the summer of 2004 include Manchester, England; Philadelphia, Pennsylvania and Shanghai, China. An exhibition is also being presented in association with the Maryland Science Center at the Oregon Museum of Science and Industry, Portland, Oregon.

Exhibition Plan

With the Company presenting its own exhibitions, it has necessitated the hiring of additional personnel to both efficiently and effectively manage the Titanic exhibition projects. The Company's intends to continue TITANIC exhibits in both international and domestic venues. The Company's sole control of all aspects of the TITANIC exhibitions would provide an opportunity for its business to be expanded to other formidable presentations of similar quality and substance.

MERCHANDISING

The Company has an ongoing arrangement with Events Management, Inc. (the gift shop operator) and receives monthly payments for certain items that are sold in the exhibit gift shops, on its web-site and marketed through other channels of distribution. These payments equal ten percent of gross revenue received from sales to third parties and an amount equal to five percent of the retail price on products bearing the Company's logos or incorporating those proprietary rights. The Company participates in all other income from gift shop at a rate equal to 30% of gross revenue less certain deductions. Certain items such as coal recovered from the TITANIC wreck site are sold directly by the Company to third parties including Events Management, Inc. An exhibit catalog is published by the Company and profits from sales at exhibits are now being shared by Events Management, Inc. and the Company.

MARKETING

The Company has developed several retail products utilizing coal from the TITANIC that have been incorporated into jewelry and necklaces. The Company intends to continue developing such products to increase its merchandising revenues. The Company also intends to pursue the direct marketing of merchandise and it video archives through its web site (http://www.rmsTITANIC.net) and through third parties.

The marketing and promotion of TITANIC exhibitions is now being handled and paid for by the Company and other third parties involved with the presentation of exhibits. Previously, CCE paid for marketing and promotion along with third parties.

EXPEDITIONS TO THE TITANIC

With the depth of the TITANIC wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, the Company is dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the site. In its 1987, 1993, 1994, 1996, and 1998 expeditions, the Company entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel NADIR, recovery efforts were undertaken through the manned submersible NAUTILE. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as ROBIN, controlled by crewmen on board the NAUTILE. The dive team had the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs. and fragile objects weighing but a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible. The NAUTILE and ROBIN were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with its 1987, 1993, 1994, 1996, 1998, and 2000 expeditions to the wreck site, the Company engaged maritime scientists and other professional experts to assist in the exploration and recovery efforts.

The Company's ability to conduct expeditions to the TITANIC has been subject to the availability of necessary research and recovery vessels and equipment for chartering by the Company during the months between June and September, which is the "open weather window" for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with: NAUTILE through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To the Company's knowledge, no other manned submersible with the capability of reaching the depth of the TITANIC is presently commercially available however remote operated vehicles are more prevalent and could be acceptable to the Company for such chartering.


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

Essentially all TITANIC artifacts when not being exhibited or not being conserved at other conservation facilities are housed in the Company's conservation and warehouse facility located in Atlanta, Georgia.


SCIENCE AND ARCHAEOLOGY

TITANIC was a great luxury liner that bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. The Company as salvor-in-possession of the TITANIC shipwreck believes that all of these purposes are legitimate and beneficial to society with the exception of adventure tourism. The Company also believes that the multiple values of TITANIC and its status as a social-cultural icon demand the perspectives of many experts in scientific interpretation and stewardship of the site.

The Company believes it is in the best position to provide for archaeological survey, scientific interpretation, and stewardship of the TITANIC shipwreck. The Company possesses the largest collection of data, information, images, and cultural materials associated with the shipwreck. The Company has developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research, and resource management.

The Company intends to work with a United States government agency to present its collection of knowledge and cultural materials of TITANIC to researchers, educators, and other audiences in the form of a scientific report, associated interactive website, and other intellectual products that advance the purposes of the Company. Revenues from the sale of these intellectual products are expected to at least meet the total production costs. The scientific report will integrate the results of all expeditions to TITANIC wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the TITANIC, which will assist greatly in determining future products in research, materials conservation, and education. The interactive website will virtually share with the world this scientific knowledge as well as its entire collection of cultural materials.


DONATION INITIATIVE

On September 14, 2002, the Board of Directors of the Company unanimously adopted a corporate resolution providing that the Company has completed the salvage service that it intends to perform on the wreck of the TITANIC; the Company shall voluntarily surrender its status as salvor-in-possession of the wreck of the TITANIC; and the Company shall proceed to move the District Court for the entry of a full and final salvage award pursuant to the ruling of the Fourth Circuit.

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

Subsequently, on April 5, 2003 the Board of Directors rescinded the unilateral relinquishment of the Company's salvor-in-possession status and instead endorsed an initiative to explore donating both the salvor in possession status and the entire Titanic artifact collection which would of course be subject to an in specie award and approval by the District Court and the Company's shareholders. This new plan involves the consideration that a tax credit or benefit could accrue to the Company from such donations, or in the alternative, to a third party. The Company is actively pursuing this plan.

COMPETITION

The entertainment and exhibition industries are intensely competitive. There can be no assurances given the Company's limited capital resources that it will be able to compete effectively. Many enterprises with which the Company will be competing have substantially greater resources than the Company. Additionally, following the success of the motion picture "Titanic" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of TITANIC or involving memorabilia related to its sinking. Although the Company is the only entity that exhibits artifacts recovered from the wreck site of the TITANIC, competition may be encountered from these exhibitions or events for the consumer's interest in TITANIC or the Company's TITANIC exhibitions. Management intends to compete with other entities based upon the mass appeal of its planned exhibits to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. The Company will emphasize the unique and distinctive perspective of the TITANIC in its exhibits and as the only entity that has ownership rights to objects recovered from the wreck site.

The success of the Company's merchandising efforts will depend largely upon the consumer appeal of its merchandise and the success of its exhibitions. Management believes that its merchandise will compete primarily because of its unique character and quality.

EMPLOYEES

As of June 1, 2004, the Company had fourteen employees. The Company is not a party to any collective bargaining agreement and believe employee relations are good.

ENVIRONMENTAL MATTERS

The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. It is undetermined, at the present time, what environmental laws may need to be complied with when the Company undertakes an expedition to the RMS CARPATHIA. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings, or competitive position.


ITEM 2.  PROPERTIES

The Company has its principal executive offices located at Tower Place, 3340 Peachtree Road N.E., Suite 2250, Atlanta, Georgia. This space of approximately 4,706 square feet is used for management, administration, and marketing for its operations. The lease commenced in April 2000 and was amended on August 8, 2003, whereby the term was extended until February 29, 2008, and it provides for base lease payments of $110,591 annually with a 2.5% annual adjustment thereafter.

The Company has a thirty-eight month lease obligation commencing November 1, 2001 for approximately 10,080 square feet of space at an undisclosed location ( for security purposes) in Atlanta, Georgia. This facility is used for conservation, restoration, and storage of TITANIC artifacts. The monthly rents are $6,720 through December 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty (the "Agreement") with entities in Britain France and Canada that could diminish or otherwise impact the Company's salvor-in-possession rights to the TITANIC which had been awarded by the District Court. The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC, that have been re-affirmed in the District Court and affirmed by the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. During November 2003, the Britain signed the Treaty. United States Department of Justice has represented that the United States believed it had complied with the RMS TITANIC Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement the Agreement. On September 15, 2000, the Court ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if the Agreement is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. The Company expects that whatever the outcome of this matter, there will be no impact on artifacts that have already been recovered, but the Company does not know what effect, if any, this Agreement will have on future Company operations.

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

On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claimed the Company agreed to pay or provide other additional consideration. The Central District Court entered an order denying the Company's motion for summary judgment. In July 2002, the matter was settled between the parties whereby the Company agreed to pay $388,000 over a thirty-month period, releases were exchanged and certain restrictive covenants were agreed upon, among other considerations.

On April 12, 2002, the Fourth Circuit affirmed two orders of the District Court in which the Company is a party ("R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel . ."). These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by the Company from the TITANIC wreck site. In its opinion, the Fourth Circuit reviewed and declared ambiguous the June 1994 Order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit in "R.M.S. Titanic, Inc. v. Haver, et al" and the District Court, all of which rulings the Company relied upon in the conduct of its business. Furthermore, based on the June 1994 Order, the Company believed it was the exclusive owner of the artifacts. The Company petitioned the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, the Company's Petition for Certiorari was denied on October 7, 2002.

On May 17, 2004, the Company appeared before the District Court for a pre-trial hearing to address issues in preparation for the Salvage Award trial that is scheduled to begin October 18, 2004. The court intends to issue a pretrial order relating to the salvage award trial no later than mid-August 2004. At that hearing, the Company informed the court that the United States government has declined the Company's proposal to transfer the Company's salvor-in-possession status to the government. The Company confirmed that it intends to retain its salvor-in-possession status in order to preserve the wreck site of the Titanic, and intends to conduct another expedition to the wreck site either this year or next year. The Court indicated that a ruling on the pending motion of abandonment is forthcoming no later than the middle of August 2004.

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al v. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The suit alleged fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and for Joe Marsh, as a principal shareholder of the Company. On April 23, 2004, the United States District Judge for the Eastern District of Virginia, Rebecca B. Smith, dismissed the lawsuit filed by Lawrence D'Addario against the Company and Arnie Geller and Gerald Couture, two officers and directors of the Company. Specifically, the Court approved and adopted in full the findings and recommendations set forth in the Magistrate Judge Tommy Miller's reports and recommendations of March 5, 2004 whereby summary judgment as to Counts I, II and III of the D'Addario Complaint was granted in favor of Geller and Couture. Summary judgment was also granted in favor of defendants Mr. Joe Marsh, a principal shareholder and G. Michael Harris, a former officer and director. By Order dated December 19, 2003, the Court had previously dismissed Count IV of the Complaint as moot. On May 24, 2004, the Company received notice that the plaintiff had appealed the court orders to the Fourth Circuit.

On March 22, 2004, the Company was served with a lawsuit filed by David Shuttle and Barbara Shuttle vs. Arnie Geller, G. Michael Harris, Gerald Couture and the Company in the United States District Court for the Middle District of Florida. The suit seeks to recover damages to the plaintiffs and to all minority shareholders allegedly caused by defendants' alleged breaches of their fiduciary duties in connection with an alleged hostile takeover of the Company in November 1999. The Company provides indemnification for its present officers and directors. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for the Company but the Company will vigorously defend itself, its officers and directors in this matter as it successfully did in the D'Addario litigation, and expects to seek recovery of all costs and expenses in defending this litigation from the plaintiffs once this matter is adjudicated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of the Shareholders of the Company was held on December 12, 2003. Messrs. Arnie Geller, Gerald Couture, Doug Banker and Nick Cretan were elected directors of the Company until their successors are duly elected and qualified. The results of the election were as follows:

                                                  Shares           Shares
                                                   Voted          Withheld
                                                    For         or Abstained
                                Arnie
                                Geller          11,845,376              -0-
                                Gerald
                                Couture         11,845,376              -0-
                                Doug Banker     11,845,376              -0-
                                Nick Cretan     11,845,376              -0-


Also at that Annual Meeting, Kempisty and Company, Certified Public Accountants, P.C. was ratified as the Company's independent certified public accountants for fiscal year 2004 with 11,611,711 shares of common stock voted in favor and 233,805 shares of common stock abstained.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

       MARKET INFORMATION. The Company's common stock is traded on the over-the-counter market. The following table sets forth the range of high and low bid quotations of the Company's Common Stock for the periods set forth below, as reported by OTC Bulletin Board of NASDAQ Trading & Market Services. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

       FISCAL PERIOD
                                                     COMMON STOCK

                                             HIGH                       LOW
                                             BID                        BID

2004
-----
1st Quarter ending 5/31/03             $   0.49                      $  0.04
2nd Quarter ending 8/31/03                 0.45                         0.20
3rd Quarter ending 11/30/03                0.30                         0.21
4th Quarter ending 2/29/04                 1.90                         0.26


2003
-------
1st Quarter ending 5/31/02                 0.35                         0.15
2nd Quarter ending 8/31/02                 0.29                         0.19
3rd Quarter ending 11/30/02                0.29                         0.09
4th Quarter ending 2/28/03                 0.14                         0.05

2002
--------
1st Quarter ending 5/31/01                 1.20                         0.42
2nd Quarter ending 8/31/01                 0.85                         0.65
3rd Quarter ending 11/30/01                0.80                         0.39
4th Quarter ending 2/28/02                 0.55                         0.34


     Common Stock

     On June 10, 2004 there were 2,267 stockholders of record of common stock.

     The Company has not paid or declared any dividends upon its common stock since its inception, and intends to reinvest earnings, if any, in the Company for future growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its common stock in the future.

     The following is a summary of securities authorized for issuance under equity compensation plans as of February 29, 2004:

    ----------------------------------------- --------------- ----------------- ---------------------
                                                                                     Number of
                                                                                     securities
                                                Number of                       remaining available
                                               shares to be                     for future issuance
                                               issued upon        Weighted          under equity
                                               exercise of       average of      compensation plans
                                               outstanding     exercise price        (excluding
                                                 options,      of outstanding        securities
                                               warrants and       options,      reflected in column
                                                  rights        warrants and            (a)
                                                   (a)             rights               (c)
                                                                    (b)
    ----------------------------------------- --------------- ----------------- ---------------------
      Equity compensation plans                     --               --                  --
     approved by security holders
    ----------------------------------------- --------------- ----------------- ---------------------
      Equity compensation plans not
     approved by security holders             5,450,000             1.03              550,000
    ----------------------------------------- --------------- ----------------- ---------------------
                                       Total  5,450,000             1.03              550,000
    ----------------------------------------- --------------- ----------------- ---------------------



ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements that have been audited by independent certified public accountants. The financial statements as of February 29, 2004, February 28, 2003, and February 28, 2002 and for each of the three years in the period ended February 29, 2004 is included elsewhere in this Form 10-K.


YEAR ENDED FEBRUARY 28(29)     2000          2001         2002             2003               2004
-----------------------------------------------------------------------------------------------------
Statement of Operations Data:
( In thousands, except per share
   and weighted average shares)

   Revenues:
     Continuing operations    $6,433        5,699           2,768                2,861          2,864
     Discontinued operations      --           14             504                   --             --

  Net income (loss)
      Continuing operations   $  (21)          36          (7,260)                (827)        (1,088)
      Discontinued operations     --          (88)           (168)                  --             --
      Gain on sale                                            644

Income (loss) per share:
 Continuing operations        $   --           --            (.38)                (.04)          (.06)
 Discontinued operations          --           --              --                   --             --

   Weighted average number of
   common shares
   outstanding            16,187,128   16,732,991      18,058,573           18,615,294     18,960,047


FEBRUARY 28(29)                      2000           2001         2002           2003           2004
-------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  (In thousands)
   Total Assets                     $ 15,372       15,002        8,839         8,399         7,253
   Long Term Obligations                  --           --           --            --            --
  Total Liabilities                 $  3,569        2,251        1,497         1,849         1,249
   Shareholders' Equity             $  1,803       12,751        7,342         6,550         6,004


Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)


              Period ended       5/31/03    8/31/03     11/30/03    2/29/04
-------------------------------------------------------------------------------
Revenues:                       $   836     $    741    $  735        $  552

Expenses:                         1,113          822       806         1,220

Net income (loss):                 (273)         (78)      (69)         (668)

Net income (loss) per share:       (.01)          --        --          (.05)

             Period ended        5/31/02    8/31/02     11/30/02    2/28/03
-------------------------------------------------------------------------------
     Revenues:                 $   565     $    595    $  525        $1,176

     Expenses:                     852        1,237     1,075           822

     Net income (loss):           (242)        (611)     (549)          575

     Net income (loss) per share: (.01)        (.03)     (.03)          .03


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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2004 AS COMPARED TO YEAR ENDED FEBRUARY 28, 2003

During its fiscal year ended February 29, 2004 (the "2004 fiscal year"), the Company's revenues increased to $2,864,000 as compared to $2,861,000 in the fiscal year ended February 28, 2003 (the "2003 fiscal year"). This increase of $3,000 in the 2004 fiscal year primarily reflects higher exhibition income to the extent not offset by a sale of coal revenue decrease in the 2003 fiscal year.

Exhibition revenue and related sales were $2,677,000 in the 2004 fiscal year as compared to $2,646,000 in the 2003 fiscal year for an increase of $31,000, or 1%. This increase in these revenues was principally attributable to higher catalog sales during the 2004 fiscal year.

The Company's merchandise and other revenues, that included the sale of merchandise, books and royalty payments, decreased slightly to $119,000 from $121,000 in the prior fiscal year. This decrease of $2,000, or about 2%, is primarily attributed to the lower contribution of poster income at each exhibition venue during the 2004 fiscal year. The sale of coal recovered from the TITANIC was $68,000 in the current fiscal year compared to $94,000 in the prior year and this decrease is attributed to lower demand at the exhibitions.

Cost of goods sold were $131,000 for the 2004 fiscal year as compared to $175,000 in the 2003 fiscal year. This decrease of $44,000 is primarily attributed to lower total cost of goods on the lower merchandise revenues experienced for these products sold during the 2004 fiscal year.

General and administrative expenses were $3,402,000 for the 2004 fiscal year as compared to $2,809,000 in the 2003 fiscal year. This increase of $593,000, or 21%, is primarily attributed to charges of $434,000 incurred in expensing of options and warrants granted to employees, directors and consultants during the 2004 fiscal year. The Company has now elected to fully charge its operations for employee stock options issued in the year granted.

Depreciation and amortization expense for the 2004 fiscal year was $253,000 as compared to $293,000 in the 2003 fiscal year. This decrease of $40,000, or 14%, is primarily lower charges for depreciation as the fixed asset lives of depreciable assets are realized.

In the 2003 fiscal year, the Company incurred a write-down of a note receivable in the amount of $296,000. There was not a comparable charge for the 2004 fiscal year. During the 2004 fiscal year, the Company incurred a charge of $175,000 for the settlement of litigation that compared to a charge in the prior fiscal year of $413,000 for litigation settlement. These litigation settlements were unrelated.

There was a loss from continuing operations of $1,097,000 for the 2004 fiscal year as compared to a loss from operations of $1,125,000 in the 2003 fiscal year. This decrease in income from operations is primarily attributed to higher general and administrative expense in the 2004 fiscal year that was not offset by the slightly higher revenues.

During the 2004 fiscal year, the Company earned interest income of $9,000 as compared to $298,000 in the prior year. The Company maintained higher cash balances during the 2003 fiscal year and also benefited from interest earned on tax refunds received during that fiscal year.

Income (loss) after provision for income taxes was ($1,088,000) for the 2004 fiscal year as compared to ($827,000) in the 2003 fiscal year. Basic and diluted earnings per common share were $(0.06) and $(0.04) for the 2004 and 2003 fiscal years, respectively. The weighted average common shares outstanding were 18,960,047 and 18,615,294 for the 2004 and 2003 fiscal years, respectively.


YEAR ENDED FEBRUARY 28, 2003 AS COMPARED TO YEAR ENDED FEBRUARY 28, 2002

During its fiscal year ended February 28, 2003, the Company's revenues increased to $2,861,000 from $2,768,000 in the fiscal year ended February 28, 2002. This increase of approximately 3% as compared to the prior fiscal year is primarily a result of an increase of $292,000 in the Company's exhibition and related merchandise sales, smaller increases in merchandise and coal sales during its 2003 fiscal year as compared to 2002 fiscal year that more than offset a decline in licensing fees.

The Company's revenue from the sale of coal increased from $62,000 to $94,000 or approximately 52% during the 2003 fiscal year as compared to the 2002 fiscal year as the Company has incorporated coal into jewelry items that have been well received by patrons at the TITANIC exhibits.

The Company's cost of coal sold, which now includes other related costs for the jewelry items increased approximately 483% from $6,000 to $35,000 during the 2003 fiscal year as compared to the 2002 fiscal year as a result of an increase in the cost of components.

General and administrative expenses of the Company decreased $582,000, or approximately 17%, from $3,391,000 in 2002 fiscal year to $2,809,000 in the 2003 fiscal year. Legal expenses continue to be incurred at a high level and amounted to $833,000 during the 2003 fiscal year as compared to $810,000 during the prior year. Consulting expenses were reduced during the 2003 fiscal year and amounted to $194,000 as compared to $420,000 in the prior year. There was a reduction of $225,000 in compensation paid to personnel during the 2003 fiscal year over the prior fiscal year. There were also other reduced administrative expenses during the current year.

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

During the 2003 fiscal year, the Company incurred a write down of a note receivable relating to the Danepath transaction in the net amount of $296,000. On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd., an affiliated party who owned 1,704,545 shares of the Company. The purchase price, as amended by Agreement on June 1, 2002, was for $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreement, the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. The note receivable was not paid at its maturity on October 2, 2002. To avoid a costly international foreclosure process, the Company entered into a Settlement Agreement whereby the Company received a cancellation fee from Argosy of $250,000 in the form of a note with a one-year maturity, cancellation of a vendor payable of $240,000, and acquisition by deed in lieu of foreclosure of the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary - Seatron Limited. The ownership of the vessel was subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy of the original purchase debt obligation of $1.4 million.

Also during the 2003 fiscal year, the Company settled two lawsuits for a total charge of $413,000. One of these lawsuits included a one-time charge of $388,000 that includes payments over a thirty-month period and the other required a one-time payment of approximately $25,000. There were not similar charges during the 2002 fiscal year, although the Company incurred an impairment charge for artifacts recovered, net of taxes, of $6,148,000 because the Fourth Circuit reviewed and declared ambiguous the June 1994 Order that had awarded ownership to the Company of all items then salvaged from the wreck of the TITANIC as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. As a consequence of no longer owning these artifacts, an impairment charge was recorded to reflect this judicial decision. Total expenses for the 2003 fiscal year decreased to $3,986,000 from $10,036,000, or 60%, primarily as a result of the reduction in impairment charges.

The Company's loss from operations decreased to $1,125,000 in the 2003 fiscal year as compared to $7,268,000 in the 2002 fiscal year, a decrease of approximately 85%. Interest income for the 2003 fiscal year amounted to $298,000 as compared to $8,000 in the prior fiscal year. This increase is attributed to interest derived from the Company's tax refunds received in the final quarter of the fiscal year.

The Company's loss from continuing operations before provision for income taxes was $827,000 in fiscal year 2003 as compared to a loss from continuing operations of $7,260,000 in the 2002 fiscal year. There was no provision for income taxes in either fiscal year. Consequently, the net loss from continuing operations before discontinued operations and an extraordinary gain was $827,000 for the 2003 fiscal year whereas there was a net loss from continuing operations before discontinued operations and an extraordinary gain of $7,260,000 for the prior fiscal year.

The loss from operations was $827,000 for the 2003 fiscal year as compared to a loss of $6,784,000 in the prior fiscal year which included a loss from operations of discontinued business in the amount of $168,000 and a gain on disposal of a subsidiary of $644,000.

Basic and diluted earnings (loss) per common share were $(.04) and $(.38), respectively, for the 2003 and 2002 fiscal years. The weighted average common shares outstanding were 18,615,294 and 18,058,573 for the 2003 and 2002 fiscal years, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,377,000 for the 2004 fiscal year as compared to cash provided of $2,526,000 in the 2003 fiscal year. This increase in cash used in operating activities for this fiscal year is primarily attributed to the increases in the loss from operations coupled with decreases in deferred revenues of $735,000 and increases in accounts receivables of $225,000 and other assets of $715,000.

For the 2004 fiscal year, cash used in investing activities included $21,000 for the purchase of property and equipment. In the prior year cash used in investing activities was $727,000, which included the acquisition of a marine vessel.

The Company's net working capital and stockholders' equity were $13,000 and $6,004,000, respectively, at February 29, 2004 as compared to working capital of $1,042,000 and stockholders' equity of $6,550,000 at February 28, 2003. The Company's Current Ratio was 1.0 at February 29, 2004 as compared to 1.6 at February 28, 2003. The Company's working capital position at year-end has declined from the prior year, as the Company transitions to operator of its TITANIC exhibitions rather than a licensor of TITANIC artifacts. Such a transition necessitates a period where working capital is used that is not replenished by profits.

Management continues to plan to undertake a recovery operation to the RMS CARPATHIA to recover objects. As the Company owns this vessel, it is the intent of management to sell and/or exhibit those items recovered. No definite time schedule has, as yet, been set by management for this undertaking.

The Company does not have sufficient working capital to meet its needs for the next twelve months. The exhibition tour agreement with CCE expired on May 29, 2004 with the closing of the Tampa exhibition. Management expects that it will require additional outside funding to implement its plan to conduct its own exhibitions that have begun in May 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that this outside financing can be made available upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If the required financing is not available, it could be seriously detrimental to the Company and its business.

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

In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not presently exposed to interest rate risk but is exposed to foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.


BUSINESS RISKS

Our business is subject to a number of uncertainties, including those discussed below.

The Company may not be able to raise the required capital to conduct our operations.

The Company does not have sufficient working capital to meet its needs for the next twelve months. The exhibition tour agreement with CCE expired on May 29, 2004 with the closing of the Tampa exhibition. Management expects that it will require additional outside funding to implement its plan to conduct its own exhibitions that have begun in May 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that this outside financing can be made available upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If the required financing is not available, it could be seriously detrimental to the Company and its business.

The successful implementation of our business strategy depends on our ability to generate cash flows from exhibition and other factors.

We have changed our business model from that of a licensor of artifacts recovered from the TITANIC to that of direct exhibitor of these artifacts. The success of our future operating results depends on our ability to implement our business strategy by successfully operating these exhibitions, and others we may develop and produce and by further exploiting our attractions assets. Our ability to do this depends upon many factors, some of which are beyond our control. These include:

     o our ability to achieve positive cash flow from operations of our TITANIC exhibitions within the anticipated ramp-up period;
     o our ability to hire and retain staff skilled in the areas of management and exhibition for our exhibition tours;
     o    our ability to capitalize on the strong brand  recognition of TITANIC;
          and
     o the continued popularity and demand of the public to attend TITANIC exhibitions.

If we are unable to successfully implement the business strategies described above, our cash flows and eventual profitability will suffer.


Dependence on Key Management Personnel

The Company's future business and operating results depend in significant part upon the continued contributions of Arnie Geller, the Company's President, Gerald Couture, its Vice President of Finance and Tom Zaller, its Vice President of Exhibitions. The Company does not maintain any key person life insurance policies on Mr. Geller, Mr. Couture or Mr. Zaller. The Company's future business and operating results also depends in significant part upon its ability to attract and retain other qualified additional management and support personnel for its operations.

Costs of Maintaining Salvor-in-possession Status.

In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence at the wreck through periodic expeditions. The Company will be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing.

Dependence on Consumer Discretionary Spending.

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

International Exchange Rate Fluctuations.

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

The issuance of additional common stock for funding has the potential for substantial dilution.

As noted above, the Company will need additional equity funding to provide the needed capital to achieve our objectives. At the current market prices, such equity issuance would cause a substantially larger number of shares to be outstanding and would dilute the ownership interest of existing shareholders.

Stock price volatility.

The market price of shares of the Company's common stock has been volatile, ranging in closing price between $0.32 and $2.39 during the last six months with a June 1, 2004 closing price of $1.41. The price of the Company's common stock may continue to fluctuate in response to a number of factors, such as:

     o the amount of cash resources and the Company's ability to obtain additional funding;
     o    announcements of business developments or future exhibition projects;
     o    entering into or terminating strategic business relationships;
     o changes in government regulations; o changes in the Company's revenue or expense levels;
     o    reports by security analysts; and o status of the investment markets.

Any of these events may cause the price of the Company's shares to fall, which may adversely affect its business and financing opportunities. In addition, the stock market in general and the market prices for other media companies have experienced volatility that often has been unrelated to the operating performance or financial condition of such companies. Any broad market or industry fluctuations may adversely affect the trading price of the Company's stock, regardless of operating performance or prospects.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets at February 28, 2003
 and February 29, 2004                                                     F-2

Consolidated Statements of Operations and Comprehensive
Operations for the years ended
    February 28(29), 2002, 2003 and 2004                                   F-3

Consolidated Statements of Stockholders' Equity for the years ended
February 28(29), 2002, 2003 and 2004                                       F-4

Consolidated Statements of Cash Flows for the years ended
February 28(29), 2002, 2003 and 2004                                       F-5

Notes to Financial Statements                                              F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports f8iled pursuant to the Securities Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in periodic filings with the SEC. There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers, and significant employees of the Company are:

Name                Age                    Position
-------------------------------------------------------------------------------
Arnie Geller        63           President, Chief Executive Officer, Director

Gerald Couture      58            Vice President, Secretary, Director and
                                  Chief Financial Officer

Tom Zaller          32            Vice President, Exhibitions

Nick N. Cretan      69            Director

Doug Banker         52            Director


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

Gerald Couture serves as Vice President - Finance, Chief Financial Officer and director of the Company since April 2000. Mr. Couture is a partner and principal in Couture & Company, Inc., a private corporate financial consulting firm formed in 1973. Over the last twenty-five years, Mr. Couture has, through his consulting firm, been involved in public offerings, mergers and acquisitions, venture capital investing, crisis management, reorganizations and the financial management of a number of growth enterprises. Mr. Couture is a director and officer of Alpha Resources, Inc., a registered reporting entity. Mr. Couture has a MBA from Temple University, Philadelphia, and a B.S. in Chemical Engineering from the University of Massachusetts.

Tom Zaller serves as Vice President - Exhibitions since August 2003. Mr. Zaller has more than twenty years experience in the production of exhibitions both internationally and domestically. Prior to his appointment with the Company, Mr. Zaller was Vice President for Production at Clear Channel International Exhibitions where he collaborated on the development, design, and production of numerous Clear Channel exhibitions that were shown internationally. While he was with Clear Channel, Mr. Zaller was production manager for "Titanic: The Artifact Exhibition" which included twenty domestic and nine foreign exhibitions. These exhibitions were viewed by over 13 million visitors worldwide and made Titanic the world's most popular exhibition.

Nick Cretan has served as a Director of the Company since May 2000. Mr. Cretan has more than thirty years of management experience including his present position as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and as Executive Director of the American Merchant Marine Memorial Foundation. Previously, he served as Deputy Director of the San Francisco Marine Exchange and staff assistant at the National Federation of Independent Business.

Doug Banker has served as a Director of the Company since August 2000. Mr. Banker has more than twenty-five years experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products and the development and management of concerts and similar events. Mr. Banker is presently the manager and principal stockholder of Madhouse Management, Inc., a nationally known firm that represents several prominent music artists. Previously, he was a principal in Skillet Records LLC, an independent record label business that provides national distribution for music artists. Mr. Banker has also authored several commercially significant software programs and was involved with the management of the enterprises created for their commercialization. Mr. Banker is former president of the Board of the Motor City Music Award Foundation in Detroit, Michigan.

No family relationship exists between or among any of the members of the board of directors and executive officers of the Company. Except as disclosed above, none of the nominees are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

The Board of Directors held seven meetings during the fiscal year ended February 29, 2004. At the present time, the Company has no nominating, executive, or compensation committees. The full board presently functions as the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation paid to the executive officers of the Company for the fiscal years ended, February 28, 2002, February 28, 2003 and February 29, 2004 in excess of $50,000.


                                                                             Long-Term
                                                                             Compensation
                                                                             ------------
                                                                               Common
Name                                                            Other          Shares
and                                     Year                    Annual         Subject to
Principal                           Ended February              Compen-        Options
Position                            28 (29)th         Salary    sation         Granted
------------------------------------------------------------------------------------------

Current Officers:
Arnie Geller(1) (2)
President and Chief
Executive Officer                 2004              $370,997    $91,813        475,000
                                  2003               331,659     37,961            -0-
                                  2002               358,463     48,101        500,000
Gerald Couture(3)(4)
Vice President - Finance
Chief Financial Officer           2004              $298,373   $ 68,661        375,000
                                  2003               272,467     51,849            -0-
                                  2002               225,687    113,059        600,000



Thomas Zaller (5)
Vice President - Exhibitions      2004             $  86,537  $   6,296        250,000

Former
Officers:
Dik Barton (6)
Vice President and
Director of Operations            2004                   -0-        -0-            -0-
                                  2003                   -0-        -0-            -0-
                                  2002              $134,361   $  3,619            -0-


     1. Mr. Geller was appointed President and Chief Executive Officer of the Company on November 26, 1999. Mr. Geller was elected a director on August 9, 1999. An employment agreement between the Company and Mr. Geller was executed on February 2, 2002 that provided for an annual base salary of $330,000 with 5% per year increases. At Mr. Geller's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Geller has been granted stock options as an officer and director to purchase 1.375 million shares of the Company's common stock at prices ranging from $0.40 to $1.75 per share that were the closing prices of the stock at the respective times of issuance. All of these options expire ten years from the date of their grant. On December 12, 2003, Mr. Geller received as a director, options to acquire 75,000 shares of common stock at $.32 per share. On April 10, 2004, Mr. Geller's employment agreement was extended two additional years until February 2, 2009 and options to acquire 400,000 shares of common stock at a price of $1.64 were granted.

     2. Included in other compensation for fiscal year 2004, was a charge of $50,000 for Mr. Geller's election to receive compensation in common stock at a 50% discount to the then market price; medical payments including medical insurance of $29,813 and a car allowance of $12,000 for the current fiscal year.

     3. On April 25, 2000, the Company engaged Mr. Couture as Vice President and Chief Financial Officer, pursuant to a one-year employment agreement. After that employment agreement expired, Mr. Couture continued to serve as an officer of the Company with his compensation dependent upon the services he performed. On February 2, 2002, Mr. Couture and the Company executed a new employment agreement for a term of four years at an annual base salary of $270,000 with 5% per year increases. At Mr. Couture's option, he may elect to receive his compensation in shares of the Company's common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. Mr. Couture had previously been granted a stock option to purchase 300,000 shares of the Company's common stock at a price of $1.625 per share, which was the closing price of the stock on April 24, 2000. Mr. Couture received an option to purchase 600,000 shares at a price of $.40 per share that was the closing price of the Company's common stock on February 1, 2002 as part of an employment agreement. In addition, on February 2, 2002, Mr. Couture's option to acquire 75,000 shares of common stock was reset to an exercise price of $0.40 that was the closing price of the common stock on February 1, 2002. Mr. Couture received as a director, options to acquire 75,000 shares of common stock at $.32 per share. All of these options expire ten years from the date of their grant. On April 10, 2004, Mr. Couture's employment agreement was extended two years until February 2, 2008 and options to acquire 300,000 shares of common stock at a price of $1.64 were granted.

     4. Included in other compensation for fiscal year 2004 was a charge of $50,000 for Mr. Couture's election to receive compensation in common stock at a 50% discount to the then market price; medical payments including medical insurance of $18,661, a car allowance of $7,500 and an office allowance of $12,000.

     5. On August 4, 2003, the Company engaged Mr. Zaller as Vice President - Exhibitions for a term of three years at an annual base salary of $150,000. Mr. Zaller was also granted a stock option to purchase 250,000 shares of the Company's common stock at an exercise price of $.28 per share.

     6. On May 6, 2001, Mr. Barton, previously a consultant to the Company, became a Vice President and Director of Operations of the Company with the execution of a three year employment agreement at an annual salary of $130,000 for the first year, $143,000 for the second year and $157,000 for the final year. As part of his compensation, Mr. Barton was issued options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.88 per share, the common stock price at the time of the grant. This stock option had a five-year term but expired by its terms during June 2002. On March 22, 2002, Mr. Barton resigned as an officer of the Company and became a consultant to the Company. Mr. Barton resigned as a consultant during June 2002.


Option Exercises and Holding.

No executive officer of the Company exercised any stock options during the fiscal year ended February 29, 2004.

Aggregated  Option /SAR  Exercises  in Last  Fiscal Year and FY-End  Options/SAR
Values


------------------ -------------- ----------------- --------------------------------- --------------------------------
                                                    Number of Securities Underlying        Value of Unexercised
                      Shares           Value              Unexercised Options         In-the-Money Options at Fiscal
      Name          Acquired On       Realized                                                 Year End ($)*
                   Exercise (#)         ($)

------------------ -------------- ----------------- --------------------------------- --------------------------------
                                                    Exercisable    Unexercisable      Exercisable    Unexercisable
------------------ -------------- ----------------- -------------- ------------------ -------------- -----------------
A. Geller                    -0-               -0-      1,450,000                  0       $541,000                 0
------------------ -------------- ----------------- -------------- ------------------ -------------- -----------------
G. Couture                   -0-               -0-      1,050,000                  0       $606,000                 0
------------------ -------------- ----------------- -------------- ------------------ -------------- -----------------
T. Zaller                    -0-               -0-        250,000                  0       $230,000                 0
------------------ -------------- ----------------- -------------- ------------------ -------------- -----------------

* The difference between the option exercise price and the market price of Company common stock at fiscal year end. The actual gain, if any, an executive realizes will depend on the market price of the Company common stock at the time of exercise. "In-the-money" means the market price of the common stock is greater than the exercise price of the option on the date specified

Compensation of Directors

The Company presently compensates all directors by issuing 25,000 shares of common stock for appointment as a director and subsequently, issues options to purchase common stock of the Company for each year of service. The purpose of the grant of options and shares of common stock is to align the interests of the directors with that of the Company's shareholders. During fiscal year 2003, the two independent directors were granted 100,000 shares of common stock each, having a fair market value of $24,000, for their continued services on behalf of the Company with the issuance of this common stock deferred until the second quarter of fiscal year 2004. On December 12, 2003, each director was issued an option to acquire 75,000 shares of common stock at the then market price of $.32 per share. These options will expire ten years from the date of grant. During the 2004 fiscal year, each of the two independent directors received cash compensation for meeting attendance of $2,100.

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table enumerates, as of June 1, 2004, the name, address, and ownership, both by numerical holding and percentage of interest, of each beneficial owner or more than five percent (5%) of the Company's outstanding common stock (based solely on schedules filed by such holders with the Company pursuant to Section 13(d) of the Exchange Act), the directors of the Company, individually, and its directors and executive officers as a group.

                                                Amount
Name and Address of                          Beneficially        Common Stock
Beneficial Owner                  Class         Owned             Percentage

Joe Marsh (1)                    Common       2,908,768                 14.3
605 Southside Drive
Akron, Ohio  44317

Arnie Geller (2)
c/o RMS Titanic, Inc.            Common       3,637,500                 19.0
3340 Peachtree Road, N.E,
Suite 2250.
Atlanta, GA 30326

Nick Cretan (3)                  Common         275,000                    *
Suite 913
17 Battery Place
New York, NY 10004

Gerald Couture (4)               Common       2,020,874                 10.6
901 Chestnut Street, Suite A
Clearwater, FL 33756

Doug Banker (5)                  Common         311,000                    *
6508 Crane Road
Ypsilanti, MI 48197

Tom Zaller (6)                   Common         250,000                    *
c/o RMS Titanic, Inc.
3340 Peachtree Road, N.E,
Suite 2250.
Atlanta, GA 30326

All Officers and
 Directors as a Group            Common       6,519,374                 34.1
   (5 persons)


(1)      Includes Mr. Marsh's latest Schedule 13D filing.
(2) Common stock held as tenancy by the entireties with his wife. Includes options to purchase 1,875,000 shares of common stock.
(3)      Includes options to purchase 150,000 shares of common stock.
(4)      Includes options to purchase 1,375,000 shares of common stock.
(5)      Includes options to purchase 150,000 shares of common stock.
(6)      Includes options to purchase 250,000 shares of common stock.


o Owns less that 5% of the Company's outstanding common stock.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports that they file.

At the present time, all officers and directors are current in their Forms 3 and 4 filings for the fiscal year ended February 29, 2004.

Other than as set forth above, the Company is not aware of any other stockholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 15, 2003, a fifth amendment to the license agreement with CCE was executed whereby the term was extended to April 25, 2004 wherein the exhibitry owned by CCE was sold to the Company for $600,000 with $300,000 forthcoming from overage payments during the final extended term and the balance to be paid by the Company in $150,000 installments due annually over the next two years. On May 26, 2004, a sixth amendment to this same license agreement was executed which provided that the two installment payments of $150,000 were changed whereby CCE was granted a security interest in the exhibitry being acquired by the Company and the necessity of a letter of credit was waived for a new payment schedule that included all overage payments due from CCE and payments of $50,000 every six months until the remaining obligation is paid in full.

A consulting firm in which the Company's Chief Financial Officer is a principal, has rendered services to the Company for the time of other professionals. Payment for these services amounted to $8,922, $10,750, and $7,415 for fiscal years 2004, 2003, and 2002, respectively.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy, a party who owned 1,704,545 shares of the Company. The purchase price, as amended by agreement on June 1, 2002, was for $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreement, the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy. The note receivable was not paid at its maturity on October 2, 2002. In order to avoid a costly international foreclosure process, the Company entered into a Settlement Agreement whereby the Company received a cancellation fee of $250,000 from Argosy in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary - Seatron Limited. The ownership of the vessel was subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy of the original purchase debt obligation of $1.4 million.

On May 5, 2004, an unsecured loan in the amount of $500,000 was advanced to the Company from two shareholders, one of whom is Joe Marsh, a beneficial owner of more than 10% of the Company's outstanding common stock. The loan is for a five-year term with interest at 6% over the prime rate, now 10%, and requires quarterly payments of interest and principal beginning July 26, 2004. As additional consideration for this loan, the Company will issue 30,000 shares of restricted common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by our principal accountant during the years ended February 28 (29), 2004, 2003 and 2002 were $35,000, $35,000 and $43,000, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2004, 2003 and 2002.

Tax Fees

There were no fees billed for any tax services.

All Other Fees


There were no other fees billed for services.



PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets at February 28, 2003
    and February 29, 2004                                                   F-2

Consolidated Statements of Operations
 and Comprehensive Operations  for the years ended
February 28(29), 2002, 2003 and 2004                                        F-3

Consolidated  Statements of Stockholders' Equity
for the years ended February 28(29), 2002, 2003 and 2004                    F-4

Consolidated  Statements of Cash Flows for the years ended
February 28(29), 2002, 2003 and 2004                                        F-5

Notes to Financial Statements                                               F-7

(b) Reports on Form 8-K during the fiscal quarter ended February 29, 2004

Date of event:    February 11, 2004
Item reported:    5

Date of event:    February 25, 2004
Item reported:    5


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

10.1.2    Lease Agreement between the Company and Tower Place

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

10.22.2 Agreement dated April 18, 2000 by and among Whitestar Marine Recovery, Ltd., Argosy International, Ltd. Graham Jessop and the Company.

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

10.24     The Company's 2000 Stock Option Plan and form of stock option.(*1)

10.30 Amendment to Exhibition Tour Agreement, dated September 18, 2000, between the Company and SFX Family Entertainment Inc.

10.31 Second Amendment to Exhibition Tour Agreement, dated May 7, 2001 between the Company and SFX Family Entertainment Inc.

10.32 Third Amendment to Exhibition Tour Agreement, dated March 7, 2002 between the Company and SFX Family Entertainment Inc.

10.33 Fourth Amendment to Exhibition Tour Agreement, dated May 1, 2002 between the Company and Clear Channel Entertainment Exhibits, Inc.

10.34 Form of lease dated October 16, 2001 for offices and warehouse in Atlanta, Georgia..(*3)

10.35     Agreement   dated  April  2,  2002,   between  the   Company,   Argosy
          International Ltd, Danepath Ltd and Graham Jessop. (*3.1)

10.36 Stock Pledge Agreement dated April 2, 2002, between the Company and Argosy International, Ltd. (*3.1)

10.37     Deed of Covenant from Danepath Ltd. to the Company. (*3.1)

10.38 Letter Modification Agreement dated April 4, 2002, between the Company, Argosy International Ltd., Danepath Ltd. and Graham Jessop. (*3.1)

10.39 United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion No. 01-2227 (*3.2)

10.40     Motion for Stay of Mandate as filed on April 22, 2002. (*3.2)

10.41 Letter Modification Agreement dated June 1, 2002, between the Company, Argosy International Ltd, Danepath Ltd and Graham Jessop. (*3)

10.42 Form of Settlement Agreement between Argosy International Ltd and the Company is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 2002.

10.43 Form of Stock Pledge Agreement between Argosy International Ltd and the Company is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 2002. .(*3.3)

10.44 Form of Settlement Agreement and Mutual General Release of all Claims Known and Unknown.(*3.3)

10.45 Form of Stipulation and [Proposed] Order for Dismissal of Action and Retention of Jurisdiction. (*3.3)

10.46 Form of Judgment pursuant to Stipulation for Entry of Judgment in the Event of Default. (*3.3)

10.47     Form of  Stipulation  for Entry of  Judgment  in the Event of Default.
          (*3.3)

10.48 Fifth Amendment to Exhibition Tour Agreement, dated August 15, 2003 between the Company and Clear Channel Entertainment Exhibits, Inc is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended August 31, 2003

10.49     Lease   amendment  dated  August  8,  2003  for  offices  in  Atlanta,
          Georgia.(*5)

10.50 Amendment to Employment Agreement dated April 10, 2004 between the Company and Arnie Geller.(*5)

10.51 Amendment to Employment Agreement dated April 10, 2004 between the Company and Gerald Couture.(*5)

10.52 Sixth Amendment to Exhibition Tour Agreement, dated May 26, 2004 between the Company and Clear Channel Entertainment Exhibits, Inc.(*5)

10.53     The Company's 2004 Stock Option Plan and form of stock option.(*5)

10.54 Employment Agreement dated August 4, 2003 between the Company and Tom Zaller. (*5)



(*1)     Incorporated hereby by reference to Form 10-K for year ended
         February 29, 2000
(*2)     Incorporated hereby by reference to Form 10-K for year ended
         February 28, 2001
(*3)     Incorporated hereby by reference to Form 10-K for year ended
         February 28, 2002
(*3.1)   Incorporated hereby by reference to Form 8-K filing of April 17, 2002.
(*3.2)   Incorporated hereby by reference to Form 8-K filing of April 30, 2002.
(*3.3)    Incorporated hereby by reference to Form 8-K filing of July 16, 2002.
(*4)     Incorporated hereby by reference to Form 10-K for year ended
         February 28, 2003
(*5)     Filed herein.


         99    Additional Exhibits

              21      Subsidiaries of the Company
              31(a)   Certificate of Company's Chief Executive Officer required
                      by Section 302 of the Sarbanes-Oxely Act of 2002
              31(b)   Certificate of Company's Chief Financial Officer required
                      by Section 302 of the Sarbanes-Oxely Act of 2002
              32      Certificate of Company's Chief Executive Officer and Chief
                      Financial Officer required by Section 906 of the
                      Sarbanes-Oxely Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RMS TITANIC, INC.

June 14, 2004                                 By: /s/ Arnie Geller
                                              ----------------------------------
                                              Arnie Geller, President and Chief
                                              Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:


/s/ Arnie Geller                                     June 14, 2004
-----------------------------
Arnie Geller, President,
Chief Executive Officer, Director


/s/ Gerald Couture                                   June 14, 2004
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director


/s/ Nick Cretan                                      June 14, 2004
-----------------------------
Nick Cretan, Director


/s/ Doug Banker                                      June 14, 2004
-----------------------------
Doug Banker, Director

RMS TITANIC, INC.

FINANCIAL STATEMENTS

FEBRUARY 29, 2004



                                                                                       RMS TITANIC, INC. AND SUBSIDIARY


                                                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm                                                      F-1


Consolidated Financial Statements:

   Consolidated Balance Sheets at February 28, 2003 and February 29, 2004                                    F-2

   Consolidated Statements of Operations and Comprehensive Operations for the
    Years Ended February 28, 2002, February 28, 2003 and February 29, 2004                                   F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
    February 28, 2002, February 28, 2003 and February 29, 2004                                               F-4

   Consolidated Statements of Cash Flows for the Years Ended
    February 28, 2002, February 28, 2003 and February 29, 2004                                            F-5 - F-6

   Notes to Financial Statements                                                                          F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
RMS Titanic, Inc.


We have audited the accompanying consolidated balance sheets of RMS Titanic, Inc. and Subsidiary as of February 29, 2004 and February 28, 2003, and the related statements of operations and comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMS Titanic, Inc. and Subsidiary as of February 29, 2004 and February 28, 2003, and 2002 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.



Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

June 4, 2004

                                                                                       RMS TITANIC, INC. AND SUBSIDIARY

                                                                                      See Notes to Financial Statements
                                                                                                                    F-1
                                                                                            CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

                                                                                      February 28,         February 29,
-----------------------------------------------------------------------------------------------------------------------
                                                                                             2003                 2004
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                           $ 1,945,000        $     547,000
  Accounts receivable                                                                     128,000              353,000
  Prepaid and refundable taxes                                                            511,000              221,000
  Prepaid expenses and other current assets                                               307,000              141,000
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------

      Total current assets                                                              2,891,000            1,262,000

Artifacts owned, at cost (Note 2)                                                       4,484,000            4,479,000
Salvor's lien                                                                               1,000                1,000
Property and Equipment, net of accumulated depreciation
 of $1,501,000 and $1,754,000, respectively (Note 3)                                      979,000              747,000
Other Assets                                                                               44,000              764,000
-----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                     $8,399,000           $7,253,000
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities (Note 4)                                  $  1,114,000      $     1,249,000
   Deferred revenue                                                                       735,000                 --
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         1,849,000            1,249,000
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 & 9)

Stockholders' Equity: (Note 6)
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 18,675,047 and 19,125,047 shares, respectively                    2,000                2,000
  Additional paid-in capital                                                           16,650,000           17,192,000
  Accumulated deficit                                                                 (10,102,000)         (11,190,000)
      Stockholders' equity                                                              6,550,000            6,004,000

-----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                       $8,399,000           $7,253,000
=======================================================================================================================


                                                                                      See Notes to Financial Statements




                                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  February 28,      February 28,       February 29,
Year ended                                                                               2002              2003               2004
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                                       $ 2,354,000      $  2,646,000       $  2,677,000
  Licensing fees                                                                      313,000             -                   -
  Merchandise and other                                                                39,000           121,000            119,000
  Sale of coal                                                                         62,000            94,000             68,000

-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                       2,768,000         2,861,000          2,864,000
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
 General and administrative                                                         3,391,000         2,809,000          3,402,000
  Depreciation and amortization                                                       374,000           293,000            253,000
  Expedition costs                                                                     32,000               -                 -
  Cost of merchandise sold                                                             85,000           140,000            110,000
  Cost of coal sold                                                                     6,000            35,000             21,000
 Write down of note receivable                                                            -             296,000                -
  Expenses for settlement of litigation                                                   -             413,000            175,000
Impairment charge for artifacts recovered, net of taxes                             6,148,000               -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                     10,036,000         3,986,000          3,961,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                           (7,268,000)       (1,125,000)        (1,097,000)
Other income:
  Interest                                                                              8,000           298,000              9,000
  Other                                                                                 -                 -                    -
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                                    (7,260,000)         (827,000)        (1,088,000)

Provision (benefit) for income taxes                                                      -               -              -

-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) from Continuing Operations                                    $  (7,260,000)      $  (827,000)     $  (1,088,000)
===================================================================================================================================
Discontinued operations:
===================================================================================================================================
     Loss from operations of Danepath subsidiary disposed of:                        (168,000)                -                  -
     Gain on disposal of Danepath including provision in 2002 of
       a $46,000 operating loss during phase out period.                              644,000                 -                  -
===================================================================================================================================
                                                                                $  (6,784,000)       $ (827,000)       $(1,088,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for basic and diluted common shares from
===================================================================================================================================
  Continuing operations                                                            $    (0.38)      $    (0.04)        $      (0.06)
Net income (loss) for basic and diluted common shares from
  discontinued operations                                                          $    - 0 -
$    - 0 -                                                                         $    - 0 -

Earnings (loss) per common share, basic and diluted                                $    (0.38)      $    (0.04)        $      (0.06)
===================================================================================================================================

Weighted-average number of common shares outstanding                               18,058,573       18,615,294           18,960,047
===================================================================================================================================



                                                                                                  See Notes to Financial Statements




                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY


                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                              Common Stock         Additional      Other
                                            Number                   Paid-in    Comprehensive   Accumulated     Stockholders'
                                            Of Shares    Amount      Capital      Operation       Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 2001            16,947,128   $2,000     $15,240,000    $(31,000)     $(2,460,000)    $12,751,000

Common stock issued for acquisition
of ownership of RMS Carpathia               1,104,545        -         819,000                                      819,000
Issuance of common stock for compensation     453,374        -         314,000           -                -         314,000
Issuance of common stock for services          45,000        -          29,000           -                -          29,000
Issuance of compensatory stock options                                 213,000                                      213,000
Net loss                                                                                         (6,784,000)     (6,784,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2002            18,550,047    $2,000    $16,615,000    $(31,000)     $(9,244,000)     $7,342,000

Reclass of foreign currency translation                                             31,000          (31,000)              -
Issuance of common stock for services         125,000        -          35,000           -                -          35,000
Net loss                                                     -               -           -         (827,000)       (827,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 2003            18,675,047   $2,000     $16,650,000           -     $(10,102,000)     $6,550,000
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for services         450,000        -         108,000           -                -         108,000
Issuance of compensatory stock options                                 434,000                                      434,000

Net loss                                                     -               -           -       (1,088,000)     (1,088,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of February 29, 2004            19,125,047   $2,000     $17,192,000           -     $(11,190,000)     $6,004,000

===================================================================================================================================



                                                                                                  See Notes to Financial Statements




                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================================================

                                                                                 February 28,       February 28,        February 29,
Year ended                                                                           2002               2003                2004
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                           $   (6,784,000)    $     (827,000)   $     (1,088,000)
-----------------------------------------------------------------------------------------------------------------------------------
  Deduct Loss from discontinued operation                                           (168,000)              -                    -

 Income (Loss) from continuing operations                                     $   (6,616,000)     $    (827,000)   $     (1,088,000)
 Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Net gain on sale of business                                                     644,000                -                   -
    Depreciation and amortization                                                    374,000             293,000            253,000
    Issuance of common stock for services                                            100,000             35,000             108,000
    Issuance of compensatory stock options                                           213,000               -                434,000
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                      (3,000)           (88,000)           (225,000)
      (Increase) decrease in prepaid and refundable taxes                         (1,365,000)         1,750,000             290,000
      Decrease (increase) in prepaid expenses and other current assets                208,000           983,000             166,000
      Decrease (increase) in other assets                                           6,749,000            28,000            (715,000)
      Increase (decrease) in deferred revenue                                        (453,000)          (53,000)           (735,000)
      Increase (decrease) in accounts payable and accrued liabilities                (292,000)          405,000             135,000
-----------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                           6,175,000         3,353,000            (289,000)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                             (441,000)        2,526,000          (1,377,000)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of property and equipment                                               (23,000)         (727,000)            (21,000)
-----------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                             (23,000)         (727,000)            (21,000)
-----------------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                                 (464,000)        1,799,000          (1,398,000)

Cash and cash equivalents at beginning of year                                        610,000           146,000           1,945,000
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 146,000     $   1,945,000          $  547,000
===================================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                         $    - 0 -   $      - 0 -         $      - 0 -
===================================================================================================================================



                                                                                                  See Notes to Financial Statements



                                                                                                   RMS TITANIC, INC. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
===================================================================================================================================




                                                                       February 28,       February 28,       February 29,
Year ended                                                                 2002               2003               2004
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash financing and
 investing activities:
  Issuance of compensatory stock options                               $     213,000      $        -0-      $   434,000

===================================================================================================================================
   Common stock issued for assets                                      $     819,000      $        -0-      $       -0-
===================================================================================================================================


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

In June 2000, the Company established a wholly owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the RMS TITANIC (the "TITANIC") wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV EXPLORER. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party. In January 2003, in settlement of an outstanding obligation from Argosy, the Company acquired the vessel, the SV EXPLORER, and related marine equipment in a wholly owned United Kingdom subsidiary of the Company, Seatron Limited.

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

The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the TITANIC; obtaining oceanic material and scientific data available there-from in various forms, including still and moving photography and artifacts ("Artifacts") from the wreck site; and utilizing such data and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and TITANIC -related products.

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

                        RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

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

As a consequence of the Fourth Circuit's decision, the Company reviewed the carrying cost of Artifacts recovered from TITANIC expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the TITANIC wreck site at the respective costs of the expeditions as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards ("SFAS") 142- Impairment of Long-Lived Assets and SFAS 121- The Valuation of Non-Goodwill Intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit's ruling that removed ownership of certain artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the TITANIC wreck site except for those 1800 Artifacts recovered in the 1987 expedition. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the Salvor's Lien that the Fourth Circuit Court acknowledged the Company was entitled to under its Salvor-in-Possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor's award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts . Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a Salvor's Lien.

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

To ascertain that the aggregate net realizable value ("NRV") of the Artifacts exceeds the direct costs of recovery of such Artifacts, the Company evaluates various evidential matters. Such evidential matters includes documented sales and offerings of TITANIC-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the Artifacts and other evidential matter regarding the public interest in the TITANIC.

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

                        RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

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

The Company sells coal recovered from the TITANIC wreck site. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

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

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Procedures Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and to present pro forma earnings (loss) and per share information as though it had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants and other, is not presented for the years ended February 28, 2002, February 28, 2003 and February 29, 2004 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

New Standard Adopted. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No.144 during fiscal 2002. As a result of the adoption of SFAS No. 144, the Company wrote down its artifacts by $8.1 million.

In May 2003, the FASB issue SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard became effective for any financial instruments entered into or modified after May 31, 2003. Management does not expect the adoption of FAS No. 150 to have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" entered into after June 30, 2003. Management does not expect the adoption of FAS No. 149 to have a material effect on our financial statements.

In  January  2003,  the FASB  issued  FASB  Interpretation  No.  46 ("FIN  46"),
"Consolidation of Variable Interest Entities". This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. Management does not expect the adoption of FIN 46 to have a material effect on our financial statements.

In December 2002, FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148, amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary

                        RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. RMS Titanic, Inc. has adopted the disclosure-only provisions of SFAS No. 148 at February 29, 2004.

In November 2002, the FASB issued FAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on the Company's financial statements.

In June 2002, the FASB issued FAS No. 146, ("FAS No. 146") "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on the Company's financial statements.

2. ARTIFACTS:

Artifacts recovered in the 1987 TITANIC expedition are carried at the lower of cost of recovery or NRV. The ownership of these Artifacts was granted to the Company by the Government of France. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of Artifacts recovered. During 2004, 2003 and 2002, $6,000, $11,000, and $5,000,
respectively, were deducted from the Artifacts cost.

Artifacts, at cost, consists of the following:
                                February 28,          February 29,
                                   2003                  2004
-------------------------------------------------------------------------------
 Artifacts recovered, TITANIC           $ 3,110,000            $  3,105,000
 Artifacts, CARPATHIA                     1,374,000               1,374,000
-------------------------------------------------------------------------------
                                        $ 4,484,000            $  4,479,000

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:



                                                                         February 28,    February 29,       Estimated
                                                                                2003             2004      Useful Life
-----------------------------------------------------------------------------------------------------------------------

                              Exhibitry equipment                         $1,378,000      $1,378,000           5 years
                              Marine equipment                               750,000         750,000          10 years
                              Office equipment                               188,000         208,000           5 years
                              Furniture and fixtures                         164,000         164,000           5 years
-----------------------------------------------------------------------------------------------------------------------
                                                                           2,480,000       2,501,000
                              Less accumulated depreciation                1,501,000       1,754,000
-----------------------------------------------------------------------------------------------------------------------
                                                                         $   979,000       $ 747,000
=======================================================================================================================


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

                                                                                          February 28,    February 29,
                              ----------------------------------------------------------------------------------------
                                                                                                  2003            2004
                              ----------------------------------------------------------------------------------------

                              Amounts payable for professional and consulting fees          $ 440,000        $ 419,000
                              Settlement accrual                                              322,000          248,000
                              Other miscellaneous liabilities                                 352,000          582,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $1,114,000       $1,249,000
=======================================================================================================================

5. INCOME TAXES

The provision for income taxes consists of the following components:

                                                               February 28,            February 28,          February 29,
                              Year ended                            2002                   2003                 2004
-----------------------------------------------------------------------------------------------------------------------
                              Current:
                                Federal                        $(2,720,000)             $(264,000)           $(300,000)
                                State and local                   (786,000)               (50,000)             (90,000)
-----------------------------------------------------------------------------------------------------------------------
                                                                (3,506,000)              (314,000)            (390,000)
-----------------------------------------------------------------------------------------------------------------------
                              Less: Tax effect
                                      of impairment charge       1,954,000                      -                  -

                              Deferred:
                                Federal                          1,230,000                264,000              300,000
                                State and local                    322,000                 50,000               90,000
-----------------------------------------------------------------------------------------------------------------------
                                                                 1,552,000                314,000              390,000
-----------------------------------------------------------------------------------------------------------------------
                              Provision for income taxes             $- 0 -              $  - 0 -               $  -0-
-----------------------------------------------------------------------------------------------------------------------

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                              The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                                         February 28,      February 28,       February 29,
                              Year ended                                      2002             2003                2004
-----------------------------------------------------------------------------------------------------------------------

                              Statutory federal income tax rate             (34.0)%            (34.0)%           (34.0)%
                              Effect of federal graduated tax
                               rates benefit                                 (6.0)              (4.0)             --
                              Net Operating Loss Carry-forward               21.0               38.0              34.0
                              Impairment Charge -                            19.0                -                 -
                              Other, net                                      -                  -                 -

------------------------------------------------------------------------------------------------------------------------
                                    Effective income tax rate               - 0 -  %           - 0 -  %           -0-  %
========================================================================================================================


The net deferred income tax asset consists of the following:


                                                                                      February 28,         February 29,
                                                                                         2003                  2004
-----------------------------------------------------------------------------------------------------------------------
                              Net Operating loss carry-forward                         $1,788,000           $2,180,000
                              Deferred tax asset - expenses not currently
                               deductible                                             $   100,000                   --
                              Valuation allowance for doubtful tax assets              (1,888,000)          (2,180,000)

                                    Net deferred tax                                         $-0-                 $-0-


                              The net operating loss carry-forwards of approximately $5,700,000 expire in varying amounts from 2019 to 2024. A valuation allowance of 100% of the deferred income tax asset has been provided at February 29, 2004 because of the uncertainties as to the amount of taxable income that will be generated in the future years as a result of the determination by the Federal Court of Appeals that the Company does not own the Titanic artifacts.

6. STOCKHOLDERS' EQUITY:

Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. Through February 28, 2003, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There were 5,556 warrants outstanding as of February 29, 2004.

During the year ended February 28, 2002, the Company issued 498,374 shares of common stock having a value of $343,000 of which $314,000 was for compensation and $29,000 was for services.

During the year ended February 28, 2003, the Company issued 125,000 shares of common stock as payment for conservation services having a value of $35,000.

During the year ended February 29, 2004, the Company issued 450,000 shares of common stock as payment for services and compensation having a value of $108,000.

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

In April 2000, the Company acquired certain intangible assets that included confidential research data to be utilized in locating the wreck sites of twelve sunken vessels containing valuable cargo in exchange for 600,000 shares of its common stock valued at $900,000 after giving effect to certain restrictions placed on such common stock. Concurrently, the Company entered into an agreement for the services of an individual to January 3, 2003. Since the individual was primarily responsible in assisting the Company in exploiting the intangible assets acquired, the assets were being amortized over the term of the individual's service agreement. The assets are included in other assets in the accompanying balance sheet. Amortization expense for the year ended February 28, 2002 and accumulated amortization at February 28, 2002 amounted to approximately $285,000. Amortization expense for the year ended February 28, 2003 amounted to approximately $60,000. In May of 2001, these intangibles were exchanged in a transaction for the ownership of the RMS CARPATHIA as discussed below.

In May 2001, the Company acquired the rights to the shipwreck RMS CARPATHIA. The CARPATHIA was the vessel that rescued the survivors from the TITANIC. The value that was assigned to this asset ($1,374,000) is the un-amortized value of the twelve wreck sites purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($819,000). The Company has the right of first refusal to salvage the twelve wreck sites.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd. The purchase price, as amended by Agreement on June 1, 2002, was $1.5 million. Danepath's principal asset is the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreement the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with both a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. The note receivable was not paid at its maturity on October 2, 2002. In order to avoid a costly international foreclosure process, the Company entered in a Settlement Agreement whereby the Company received a cancellation fee of $250,000 from Argosy in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary Seatron Limited. The ownership of the vessel was subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy from the original purchase obligation of $1.4 million.

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

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS:


Transactions relating to stock options are as follows:


                                                                                                              Weighted-
                                                                                        Number of              Average
                                                                                       Shares and             Exercise
                                                                                         Options                Price
                                                                                       Exercisable            per Share

                              Balance at February 28, 2001                              2,650,000                $1.60
                              Canceled                                                         -0-                 -0-
                              Granted                                                   1,350,000                $0.48
-----------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2002                              4,000,000                $1.22
                              Canceled                                                    250,000                $0.88
                              Granted                                                          -0-                 -0-
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2003                              3,750,000                $1.24
                              Canceled                                                    250,000                 4.00
                              Granted                                                     940,000                 0.31
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                              Balance at February 29, 2004                              4,440,000                $1.05
=======================================================================================================================


In April 2000, the Company adopted an incentive stock option plan (the "2000 Plan") under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors or consultants. The exercise price was based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. In December 2003, the Company adopted a second incentive stock option plan (the "2004 Plan") under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors or consultants. The exercise price is be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

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

During the year ended February 28, 2001, the Company granted to an employee options, expiring March 31, 2003, to acquire: (a) 83,333 shares of the Company's common stock at an exercise price of $3.00 per share; (b) 83,333 shares of the Company's common stock at an exercise price of $4.00 per share; and (c) 83,334 shares of the Company's common stock at an exercise price of $5.00 per share. These options expired March 31, 2003 without being exercised.

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

In January  2001,  options  were issued to employees  and  directors to purchase
600,000 shares of common stock at $1.15 per share. The options expire in 10 years from the date of grant.

In May 2001, the Company granted an option to purchase 250,000 shares of the Company's common stock at $0.88 per share to its Vice President and Director of Operations. This option has a 5-year maturity from the date of grant. This option was canceled by its term ninety days after the employee's resignation during the fiscal year ended February 28, 2003.

In February 2002, the Company granted an option to purchase 600,000 shares of the Company's common stock at $0.40 per share to its Vice President and Chief Financial Officer. This option has a 10-year maturity from the date of grant.

In February 2002, the Company granted an option to purchase 500,000 shares of the Company's common stock at $0.40 per share to its President and Chief Executive Officer. This option has a 10-year maturity from the date of grant.

In February 2002, the Company reset the option strike price for 300,000 outstanding options owned by its directors to $0.40. A charge to compensation was not necessary.

In December 2003, the Company established a 2004 Stock Incentive Plan that included 3,000,000 shares of common stock. In addition, the Company granted options to employees and directors on 940,000 shares of the Company's common stock at $0.32 per share. These options have a 10-year maturity from the date of grant.

As of February 29, 2004, options to purchase 2,750,000 shares of common stock have been granted under the 2000 Plan and 940,000 shares of common stock under the 2004 Plan. The following table summarizes the information about all stock options outstanding at February 29, 2004:



                                                                             Options Outstanding and Exercisable
                                                                      ------------------------------------------------
                                                                                           Weighted-
                                                                                            Average           Weighted-
                                                                                           Remaining           Average
                                  Range of                             Number             Contractual         Exercise
                              Exercise Price                         Outstanding         Life (Years)           Price
-----------------------------------------------------------------------------------------------------------------------

                                    $0.28                              250,000               9.5                 $0.28

                                    $0.32                              690,000               9.75                $0.32

                                    $0.40                            1,700,000               7.72                $0.40

                                    $1.25                              500,000               0.10                $1.25

                                    $1.63                              300,000               6.17                $1.63

                                    $1.75                              500,000               6.33                $1.75

                                    $2.00                              500,000               0.24                $2.00
-----------------------------------------------------------------------------------------------------------------------

                              $0.40 - $5.00                          4,440,000                                   $1.05
=======================================================================================================================

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

The Company elected , in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28, 2002, 2003 and February 29, 2004 would approximate the pro forma amounts shown in the table below:



                                                                   February 28,        February 28,       February 29,
                              Year ended                                2002               2003                2004
-----------------------------------------------------------------------------------------------------------------------

                              Reported net income (loss)           $(6,784,000)     $     (827,000)   $     (1,088,000)
=======================================================================================================================

                              Pro forma net income (loss)          $(6,784,000)     $     (827,000)   $     (1,088,000)
=======================================================================================================================
                              Reported net income (loss)
                              per common share                    $      (0.38)     $        (0.04)   $          (0.06)

                              Pro forma net income (loss)
                              per common share                    $      (0.38)     $        (0.04)   $          (0.06)
=======================================================================================================================


The fair value of options granted (which is amortized to expense over the option vesting period in determining the proforma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


-----------------------------------------------------------------------------------------------------------------------------
                                                                       February 28,        February 28,    February 29,
                           Year ended                                       2002                2003           2004
-----------------------------------------------------------------------------------------------------------------------------

                              Expected life of options                   9.07 years           8.07 years      7.07 years
=============================================================================================================================

                              Risk-free interest rate                      4.75%                4.75%           4.75%
=============================================================================================================================

                              Expected volatility of RMS
                               Titanic, Inc.                              100.0%               100.0%          100.0%
=============================================================================================================================

                              Expected dividend yield on
                               RMS Titanic, Inc.                         $ - 0 -             $ - 0 -         $ - 0 -
=============================================================================================================================


The weighted-average fair value of options granted during the years is as follows:



                                                                       February 28,        February 28,    February 29,
                           Year ended                                       2002                2003           2004
-----------------------------------------------------------------------------------------------------------------------
                              Fair value of each option granted   $          0.16       $    --            $     --
                              Total number of options granted           1,350,000            --             940,000
-----------------------------------------------------------------------------------------------------------------------
                                    Total fair value of all
                                     options granted                     $212,600       $    --            $     --
=======================================================================================================================

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

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

8. LITIGATION:


The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty (the "Agreement") with entities in Britain France and Canada that could diminish or otherwise impact the Company's salvor-in-possession rights to the TITANIC which had been awarded by the District Court. The Company has raised numerous objections to the United States Department of State regarding the actions of the United States to participate in efforts to reach an agreement governing salvage activities of the TITANIC. The Agreement, as drafted, does not recognize the existing rights of the Company in the TITANIC, that have been re-affirmed in the District Court and affirmed by the Fourth Circuit, and provides that the Agreement becomes effective when any two of the party states sign it. During November 2003, the Britain signed the Treaty. United States Department of Justice has represented that the United States believed it had complied with the RMS TITANIC Memorial Act in the development of the international guidelines to implement the Agreement, but would solicit comments from the public at large regarding the draft international guidelines and the NOAA will consider the comments, and then publish the final international guidelines. On April 3, 2000 the Company filed a motion for declaratory judgment asking that the District Court declare unconstitutional and inappropriate the efforts of the United States to reach an international agreement with the other parties and that it be precluded from seeking to implement the Agreement. On September 15, 2000, the Court ruled that the Company's motion was not ripe for consideration at the present time, and that the Company may renew its motion when and if an Agreement is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. The Company expects that whatever the outcome of this matter, there will be no impact on artifacts that have already been recovered, but the Company does not know what effect, if any, this Agreement will have on future Company operations.

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

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

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

On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit") affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel , 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of artifacts recovered by the Company from the TITANIC wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 Order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the TITANIC. Having found the June 7, 1994 Order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award. This opinion conflicts with previous rulings that were rendered by both the Fourth Circuit, R.M.S. Titanic, Inc. v. Haver, et al, 171 F.3d 943 (4th Cir. 1999) and the District Court, all of which the Company had relied upon in the conduct of its business. Furthermore, based on a June 7, 1994 Order of the District Court, the Company believed it was the exclusive owner of the Artifacts. The Company petitioned the United States Supreme Court to hear its appeal of the April 12, 2002 decision of the Fourth Circuit. However, that petition was denied on October 7, 2002.

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

On April 25, 2002, the Company was served with notice of litigation initiated by Lawrence D'Addario, et al v. Arnie Geller, G. Michael Harris, Joe Marsh, Gerald Couture, Nick Cretan, Doug Banker and the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division. The suit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the individuals in their capacity as directors and/or officers of the Company and for Joe Marsh, as a principal shareholder of the Company. On April 23, 2004, the United States District Judge for the Eastern District of Virginia Rebecca B. Smith dismissed the lawsuit filed by Lawrence D'Addario against the Company and Arnie Geller and Gerald Couture, two officers and directors of the company. Specifically, the Court approved and adopted in full the findings and recommendations set forth in the Magistrate Judge's reports and recommendations of March 5, 2004 whereby summary judgment as to Counts I, II and III of the D'Addario Complaint was granted in favor of Messrs. Geller and Couture. Summary judgment was also granted in favor of defendants Mr. Joseph Marsh, a principal shareholder and Mr. G. Michael Harris, a former officer and director. By Order, dated December 19, 2003, the Court had previously dismissed Count IV of the Complaint as moot. The Court's final order is subject to a possible appeal to the Fourth Circuit Court of Appeals.

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

On February 2, 2002, the Company executed an employment agreement with its President and Chief Executive Officer. The employment agreement is for a five-year term and provides for annual base salaries of $330,750 per year, with annual 5% increases. On April 10, 2004, this employment agreement was extended on the same terms and conditions with a new termination date of February 2, 2009.

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

On February 2, 2002, the Company executed an employment agreement with its Vice President and Chief Financial Officer. The employment agreement is for a four-year term and provides for annual base salaries of $270,000 per year, with annual 5% increases. On April 10, 2004, this employment agreement was extended on the same terms and conditions with a new termination date of February 2, 2008.

The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 29, 2004, the Company entered into another non-cancelable operating lease for more office space and vacated one of its previously used offices. During this fiscal year 2003, the Company entered into an agreement to lease certain office and warehouse space through December 31, 2004.

Future minimum lease payments for leases in effect as of February 29, 2004 and entered into subsequent to that date are as follows:

 Year ending February 28(29),

            2005                                        $179,000
            2006                                         115,000
            2007                                         118,000
            2008 and thereafter                          244,000

--------------------------------------------------------------------------
                                                        $656,000
==========================================================================

Rent expense charged to operations amounted to $167,000, $205,000 and $132,000 for the years ended February 28, 2002, February 28, 2003, and February 29, 2004, respectively.

10. OTHER RELATED PARTY TRANSACTIONS:

Included in accounts payable and accrued liabilities at February 28, 2003 and February 29, 2004 is $25,000 due to certain partners of TVLP.

On April 2, 2002, the Company entered into a Purchase Agreement for the sale of the common stock, representing 100% ownership, of its Danepath Ltd. subsidiary to Argosy International Ltd., an affiliated party who owned 1,704,545 shares of the Company. The purchase price, as amended by agreement on June 1, 2002, was $1.5 million. Danepath's principal asset was the research and recovery vessel "SV EXPLORER". Under the terms of the Purchase Agreements the Company received $100,000 upon execution and an obligation of $1.4 million, bearing interest at 8% per annum that was to be paid within six months. This obligation was collateralized with both a first mortgage on the vessel "SV EXPLORER", the principal asset owned by Danepath, and all the common stock of the Company owned by Argosy International, Ltd. The note receivable was not paid at its maturity on October 2, 2002. To avoid a costly international foreclosure process, the Company entered into a Settlement Agreement whereby the Company received a cancellation fee from Argosy of $250,000 in the form of a note with a one-year maturity, cancellation of a $240,000 vendor payable, and acquired by deed in lieu of foreclosure the marine vessel, "SV EXPLORER" and related marine equipment for consideration of $750,000 in its new wholly owned United Kingdom subsidiary - Seatron Limited. The ownership of the vessel was subject to a mortgage with the Company for all monies advanced to this subsidiary. With this settlement agreement, the Company released Argosy from the original purchase obligation of $1.4 million.

                       RMS TITANIC, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

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

11. EXHIBITIONS:

During the three-year period ended February 29, 2004 and subsequent to year-end, the Company has presented, through licensing arrangements exhibitions of TITANIC's Artifacts and other TITANIC memorabilia.

In March 1999, the Company entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc. (collectively "SFX"), in which the Company granted SFX an exclusive worldwide license to exhibit the Company's TITANIC artifacts for a minimum payment of $8,500,000, annually. This license agreement had an initial term of one year, commencing September 15, 1999, with SFX having the option to extend the term for up to four additional one-year periods. All obligations of Magicworks Entertainment, Inc. under this license agreement were guaranteed by SFX Entertainment, Inc. The original agreement was amended on September 18, 2000 by the Company and SFX Family Entertainment, Inc., successor to Magicworks Entertainment, Inc. Another amendment extended the agreement to January 3, 2003. The first amendment required a minimum annual payment of $2,000,000 that was received during fiscal year ended February 28, 2002. Pursuant to the license agreement, as amended, the Company was to receive twenty percent of the ticket, merchandise, and sponsorship and ancillary revenues over $10,000,000. Each amendment required a guaranteed minimum annual payment of $2,000,000. For the amendment periods ended November 31, 2001 and January 3, 2003, the Company received payments of $616,000 and $683,242, respectively, over the guaranteed minimum annual payments pursuant to the revenue sharing provisions of the agreement. On August 15, 2003, a Fifth Amendment to the license agreement was executed whereby the term was extended to April 25, 2004. In this amendment, the exhibitry owned by Clear Channel Exhibitions, Inc. ("CCE") was sold to the Company for $600,000 with $300,000 forthcoming from overage payments during the final extended term and the balance to be paid by the Company in $150,000 installments due annually over the next two years. On May 26, 2004, a Sixth Amendment to this same license agreement was executed which provided that the two installment payments of $150,000 were changed whereby CCE was granted a security interest in the exhibitry being acquired by the Company and the necessity of a letter of credit was waived for a new payment schedule that included all overage payments due from CCE and payments of $50,000 every six months until the remaining obligation is paid in full. The last three amendments were executed with CCE, formerly known as SFX Family Entertainment, Inc.


12. SUBSEQUENT EVENT:

On May 5, 2004, an unsecured loan in the amount of $500,000 was advanced to the Company from two shareholders, one of whom is Joe Marsh, a beneficial owner of more than 10% of the Company's outstanding common stock. The loan is for a five-year term with interest at 6% over the prime rate, now 10%, and requires quarterly payments of interest and principal beginning July 26, 2004. As additional consideration for this loan, the Company will issue 30,000 shares of restricted common stock.