Form 10-Q
period 2004-05-31
RMS TITANIC INC
filed 2004-07-15
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2004.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on July 9, 2004 was 19,275,047.

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-Q for the year ended February 29, 2004.



                                                                         RMS TITANIC, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================

                                                                           MAY 31,           FEBRUARY 29,
                                                                            2004                 2004
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    340,000         $    547,000
  Accounts receivable                                                        210,000              353,000
  Prepaid and Refundable income taxes                                        221,000              221,000
  Prepaid expenses and other current assets                                  175,000              141,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                   946,000            1,262,000

Artifacts owned, at cost                                                   4,477,000            4,479,000
Salvor's lien                                                                  1,000                1,000

Property and Equipment, net of accumulated depreciation
 of $1,783,000 and $1,754,000, respectively                                1,324,000              747,000

Other Assets                                                                 812,000              764,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                      $  7,560,000         $  7,253,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,854,000         $  1,249,000
  Current maturities of long term liabilities                                100,000                   --
                                                                          ------------       ------------
      TOTAL CURRENT LIABILITIES                                            1,954,000            1,249,000


Long Term Liabilities:
  Note payable (less current maturities)                                     400,000                   --
                                                                          ------------       ------------
      TOTAL LONG TERM LIABILITIES                                            400,000                   --

      TOTAL LIABILITIES                                                    2,354,000            1,249,000

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 18,550,047 and 18,550,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              17,269,000           17,192,000
  Accumulated deficit                                                    (12,062,000)         (11,190,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 5,206,000            6,004,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  7,560,000         $  7,253,000
                                                                        ============         ============


                        See Notes to Consolidated Financial Statements


                                                          RMS TITANIC, INC. AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENT OF OPERATIONS

==========================================================================================

THREE-MONTH PERIOD ENDED MAY 31,                                 2004               2003
                                                            -----------        -----------
                                                            (UNAUDITED)         (UNAUDITED)
Revenue:
  Exhibitions and related merchandise sales                 $   355,000        $   793,000
  Licensing fees                                                     --                 --
  Merchandise and other                                          23,000             30,000
  Sale of coal                                                   13,000             13,000
                                                            -----------        -----------
Total revenue                                                   391,000            836,000
                                                            -----------        -----------
Expenses:
  Cost of coal sold                                               4,000              9,000
  Cost of merchandise sold                                       12,000             50,000
  Exhibition costs                                              274,000                 --
  General and administrative                                    945,000            963,000
  Depreciation and amortization                                  28,000             91,000
                                                            -----------        -----------
Total expenses                                                1,263,000          1,113,000
                                                            -----------        -----------
Income (loss) from operations                                  (872,000)          (277,000)

Other income (expense)
Interest income                                                   1,000             4,000
Interest expense                                                 (4,000)               --
                                                            -----------        -----------
Total other income (expense)                                     (3,000)            4,000

Income (loss) from operations
   before provision for income taxes                           (875,000)         (273,000)

Provision for income taxes                                           -                  -
                                                            -----------        -----------

Net income (loss)                                              (875,000)         (273,000)
                                                            -----------        -----------

Net income (loss) for basic and diluted common shares:

         Net income (loss) per share                         $     (.05)       $     (.02)
                                                            -----------        -----------

Weighted-average number of common shares outstanding         19,240,047         18,550,047
                                                            ===========        ===========


                          See Notes to Consolidated Financial Statements

                                                                                  RMS TITANIC, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================

                  THREE-MONTH PERIOD ENDED MAY 31,                                   2004                  2003
                                                                                 -----------           -----------
                                                                                 (UNAUDITED)            (UNAUDITED)

Cash flows from operating activities:
Net income (loss)                                                                  $  (875,000)         $ (273,000)

  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                       28,000              91,000
    Reduction in artifacts                                                               1,000               1,000
    Issuance of common stock for services                                               77,000                  --
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        142,000              47,000
     Decrease in prepaid and refundable income taxes                                        --              54,000
      Decrease in prepaid expenses and other current assets                            155,000              42,000
      Decrease(increase) in other assets                                              (235,000)            (10,000)
      Increase (decrease)in accounts payable
       and accrued liabilities                                                         305,000              80,000
      Increase (decrease) in deferred revenue                                          300,000            (315,000)
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                              773,000             (11,000)
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (102,000)           (284,000)
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (605,000)             (6,000)
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (605,000)             (6,000)

Cash flows provided from financing activities:

   Proceeds from Note payable                                                          500,000                  --
                                                                                   -----------         -----------
        NET CASH USED IN FINANCING ACTIVITIES                                          500,000                  --
                                                                                   -----------         -----------
Net (decrease) increase in cash                                                       (207,000)           (290,000)

Cash and cash equivalents at beginning of period                                       547,000           1,945,000
                                                                                    -----------        -----------
Cash and cash equivalents at end of period                                         $   340,000       $   1,655,000
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the three-month period for income taxes                         $         -       $          -
                                                                                    ===========        ===========



                            See Notes to Consolidated Financial Statements

RMS TITANIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - The accompanying consolidated financial information as of May 31, 2004 and 2003 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2 - Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three month periods ended May 31, 2004 and 2003 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for the Interim Salvage Award trial that is scheduled to begin October 18, 2004. At that hearing, the Company informed the court that the United States government has declined the Company's proposal to transfer the Company's salvor-in-possession status to the government. The Company confirmed that it intends to retain its salvor-in-possession status in order to preserve the wreck site of the Titanic, and intends to conduct another expedition to the wreck site either this year or next year. As a result of that hearing, on July 2, 2004, the Court rendered an opinion and order that stated the Court will not recognize the 1993 Proces-Verbal under the principles of international comity, and that the Company will not be permitted to present evidence at the October 18, 2004 hearing for the purpose of arguing that it should be awarded title to the Titanic artifacts under the law of finds. In part, the Court found that the law of finds does not apply to the Company because it is the Salvor-in- possession of the Titanic wreck and wreck site. On October 18, 2004, a trial is scheduled to commence to determine the amount of the Company's interim salvage award.

 Note 4 - The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty with the British, French and Canadian governments which standing alone will not have any affect on the Company's salvor-in-possession rights to the Titanic. In November 2003, Britain signed the Treaty. In June 2004 the United States signed the Treaty. The Company's salvor-in-possession rights are administered by the Federal District Court as authorized by the Constitution. The Treaty becomes effective in the United States when Congress passes implementing legislation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE THREE  MONTHS  ENDED MAY 31, 2004 VERSUS THE THREE  MONTHS ENDED MAY 31,
2003

During the first quarter of the Company's 2005 fiscal year, the Company's total revenues as compared to the corresponding first quarter period in the 2004 fiscal year decreased from $836,000 to $391,000, or approximately 53%. This revenue decrease is principally attributable to the Company's transition from being a licensor of the use of the Titanic artifacts for exhibition and sharing in those revenues at a twenty percentage participation, to that of managing and operating its own Titanic exhibition business where earnings participation with museum venues will be 50% or higher. This transition has strongly impacted this period's operating results, and to a lesser extent, the results for the forthcoming quarter ending August 31, 2004. Exhibition and related merchandise sales of $355,000 during the quarter ended May 31, 2004 were less than the $793,000 in the prior year period as a consequence of the phase-out of the licensee during the period and the commencement of two exhibitions in Omaha and Salt Lake City. The Company obtained revenues of $13,000 from the sale of coal for both the first three months of its 2005 and 2004 fiscal years. Coal sales at the exhibition venues remained at the same level during these respective periods although the sale of merchandise and other decreased from $30,000 in the quarter ended May 31, 2003 to $23,000 in the quarter ended May 31, 2004. This was the consequence of the specific venue locations in each respective period.

The cost of goods sold for merchandise and other during the first quarter of the Company's 2005 fiscal year decreased to $12,000 from $50,000 in the prior year's first quarter principally due to significantly lower costs associated with these sales. The cost of coal during the first quarter of the Company's 2005 fiscal year was $4,000 as compared to $9,000 in the prior year's period. Although sales were the same during both periods, the costs associated with selling coal and its components were lower during the recent quarter ended May 31, 2004.

With the Company conducting its own Titanic exhibitions, exhibition costs associated with commencing the Omaha and Salt Lake City exhibitions, that includes installation expenses, and marketing and promotion were $274,000 during the first quarter for fiscal year 2005. There were no exhibition costs incurred in the prior year's quarter as a consequence of this transition noted herein.

The Company's general and administrative expenses decreased to $945,000 from $963,000, or approximately 2% during the first quarter of its 2005 fiscal year as compared to the same quarter period of its 2004 fiscal year. This slight decrease was accompanied by a major decrease in legal expenses but increases in personnel, conservation, other professional fees, and freight and storage costs as compared to the same quarter in its 2004 fiscal year. Legal expenses in the first quarter of the 2005 fiscal year declined to $139,000 from $509,000, or 73%, as compared to the prior year period. The 2004 fiscal year quarter included significant but non-recurring legal expenses incurred in the two-week jury trial that resulted in a favorable verdict for the Company. Personnel costs for the first quarter of 2005 fiscal year increased to $346,000 from $262,000, or 32% as the Company continues to staff for the administration and management of its exhibition business. Increases in other professional fees, including exhibition consultants, investor relations, and accounting fees were $100,000 in this quarter as compared to $10,000 in the year ago quarter. Freight and storage expenses relating to exhibitions for the recent quarter were $91,000 as the Company acquired and was responsible for the relocation of three Titanic exhibition sets and the storage of two additional sets. There were no similar costs incurred in the first quarter of fiscal year 2004.

Depreciation decreased to $28,000, or approximately 69%, for the first three months of the Company's 2005 fiscal year as compared to $91,000 for the prior period. This decrease is primarily attributed to the lower depreciable asset base of the Company as exhibitry that the Company constructed several years ago has come to an end of their useful lives. The recent acquisition of exhibitry from ClearChannel Entertainment for $600,000 will increase the depreciation expense in future periods.

The Company experienced a loss of $878,000 from operations in the three month period ended May 31, 2004 as compared to a loss of $277,000 for the same period in 2003. The loss for the recent quarter ended is attributed to higher expenses that included exhibition costs, while obtaining lower levels of revenues as the Company transitions to the direct management and operation of its exhibition business.

Interest income decreased to $1,000, or 75%, during the first three months of the Company's 2005 fiscal year as compared to $4,000 in the first three months of its 2004 fiscal year, primarily as a result of lower interest earned on its bank balances and lower cash balances being maintained. Interest expense was $4,000 for the first three months of the Company's 2005 fiscal year as the Company incurred a debt obligation as it supplemented it working capital. There were outstanding note obligations during the prior year's fiscal quarter, so the Company did not incur any interest expense in that period.

Net losses of $875,000 and $273,000 were realized for the three months ended May 31, 2004 and 2003, respectively. In both periods, there was no provision for income taxes. Basic income (loss) per common share for both the three months ended May 31, 2004 and 2003 were ($0.05) and ($0.02) per share, respectively, and the weighted average shares outstanding were 19,240,047 and 18,550,047, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $102,000 for the quarter ended May 31, 2004 as compared to $284,000 in the quarter ended May 31, 2003. This decrease in cash used in operating activities as compared to the prior years period is primarily attributed to decreases in account receivables and prepaid expenses and increases in accounts payable and deferred revenues more than offset the increase in other assets.

For the quarter ended May 31, 2004, cash used in investing activities was $605,000 and represented the purchase of exhibitry and equipment. In the prior year period, the Company expended $6,000 for office and computer equipment.

For the quarter ended May 31, 2004, cash provided by financing activities was $500,000 through a debt obligation provided by two shareholders to supplement the working capital needs of the Company as it undergoes its transition to the direct management and administration of its exhibition business. In the prior year period, the Company did not have any financing activities.

The Company's net working capital deficit and stockholders' equity were $1,008,000 and $5,206,000, respectively at May 31, 2004 as compared to a net working capital of $13,000 and stockholders' equity of $6,550,000 at February 29, 2004. The Company's working capital has decreased as its makes the business transition into direct exhibition.

The Company plans to undertake survey work on the RMS CARPATHIA in July 2004, weather permitting, to gather more data necessary for planning a large scale recovery expedition.

The Company plans to conduct other non-Titanic related exhibitions. A medical specimen exhibition called "Bodies Revealed", scheduled to open in England in August 2004, will be the Company's first such exhibition. Management believes that this venture has the potential for substantial revenues. Dr. Roy Glover, Professor Emeritus of Anatomy and Cell Biology, University of Michigan, has joined the Company as Chief Medical Director and spokesman for the Bodies Revealed exhibition. Dr. Glover has been an educator for over thirty years and directed the University's medical preservation laboratory.

At the present time, the Company does not have sufficient working capital to meet its needs for the next twelve months. The exhibition tour agreement with CCE expired on May 29, 2004 with the closing of the Tampa exhibition. Management expects that it needs additional outside funding to implement its plan to conduct its own exhibitions that began in May 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that this outside financing can be made available upon reasonable terms, or as timely as management may require for the proper conduct of these and other future endeavors. If the required financing is not available, it could seriously impact the Company and its business.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for the Interim Salvage Award trial that is scheduled to begin October 18, 2004. At that hearing, the Company informed the court that the United States government has declined the Company's proposal to transfer the Company's salvor-in-possession status to the government. The Company confirmed that it intends to retain its salvor-in-possession status in order to preserve the wreck site of the Titanic, and intends to conduct another expedition to the wreck site either this year or next year. As a result of that hearing, on July 2, 2004, the Court rendered an opinion and order that stated the Court will not recognize the 1993 Proces-Verbal under the principles of international comity, and that the Company will not be permitted to present evidence at the October 18, 2004 hearing for the purpose of arguing that it should be awarded title to the Titanic artifacts under the law of finds. In part, the Court found that the law of finds does not apply to the Company because it is the Salvor-in- possession of the Titanic wreck and wreck site. On October 18, 2004, a trial is scheduled to commence to determine the amount of the Company's interim salvage award.

          The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty with the British, French and Canadian governments which standing alone will not have any affect on the Company's salvor-in-possession rights to the Titanic. In November 2003, Britain signed the Treaty. In June 2004 the United States signed the Treaty. The Company's salvor-in-possession rights are administered by the Federal District Court as authorized by the Constitution. The Treaty becomes effective in the United States when Congress passes implementing legislation.

          There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS

         10.55 Promissory note between Company and Shareholders, dated May 2, 2004.

         99.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350 UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 and CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




(b) REPORTS ON FORM 8-K


         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   July 15, 2004          By:  /s/ Arnie Geller
                                     ----------------------------------
                                     Arnie Geller, President & CEO