Form 10-K/A
period 2004-02-29
RMS TITANIC INC
filed 2004-08-05
CIK 796764

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

ITEM. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table enumerates, as of June 1, 2004, the name, address, and ownership, both by numerical holding and percentage of interest, of each beneficial owner or more than five percent (5%) of the Company's outstanding common stock (based solely on schedules filed by such holders with the Company pursuant to Section 13(d) of the Exchange Act), the directors and executive officers of the Company, individually, and its directors and executive officers as a group.

                                                          Amount
Name and Address of                                    Beneficially Common Stock
Beneficial Owner                            Class         Owned      Percentage
--------------------------------------------------------------------------------
Joe Marsh (1)                               Common      2,908,768        14.3
605 Southside Drive
Akron, Ohio  44317

Arnie Geller (2).                           Common      3,637,500        19.0
c/o RMS Titanic, Inc
3340 Peachtree Road, N.E, Suite 2250.
Atlanta, GA 30326

Judith Geller (2)                           Common      1,475,000         7.4
c/o RMS Titanic, Inc
3340 Peachtree Road, N.E, Suite 2250.
Atlanta, GA 30326

Nick Cretan (3)                             Common        275,000           *
Suite 913
17 Battery Place
New York, NY 10004

Gerald Couture (4)                          Common      2,020,874        10.6
c/o RMS Titanic, Inc
3340 Peachtree Road, N.E, Suite 2250.
Atlanta, GA 30326


Doug Banker (5)                             Common        297,000           *
6508 Crane Road
Ypsilanti, MI 48197

Tom Zaller (6)                              Common        250,000           *
c/o RMS Titanic, Inc.
3340 Peachtree Road, N.E, Suite 2250.
Atlanta, GA 30326

All Officers and Directors as a Group       Common      6,480,374        27.5
   (5 persons)


(1)      Includes Mr. Marsh's latest Schedule 13D filing.
(2) 1,475,000 shares of common stock held as tenancy by the entireties with his wife, Judith Geller. Mr. Geller beneficial ownership includes options to purchase 1,850,000 shares of common stock.

(3)      Includes options to purchase 150,000 shares of common stock.
(4)      Includes options to purchase 1,350,000 shares of common stock.
(5)      Includes options to purchase 150,000 shares of common stock.
(6)      Includes options to purchase 250,000 shares of common stock.


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

10.22.2   Agreement dated April 18, 2000 by and among Whitestar Marine Recovery,
          Ltd., Argosy International, Ltd. Graham Jessop and the Company.

10.22.3   Agreement  dated  April  18,  2000 by and among  the  Company,  Argosy
          International, Inc. and Graham Jessop.

10.22.4   Agreement  dated  May  7,  2001  by  and  among  the  Company,  Argosy
          International, Inc. and Graham Jessop.

10.23     Lease dated March 27, 2000 for offices in Atlanta, Georgia.

10.23.1   Stock  Option  Agreement  dated June 29, 2000  between the Company and
          Arnie Geller.

10.23.2   Employment  Agreement  dated May 6, 2001  between  the Company and Dik
          Barton.

10.23.3   Employment  Agreement  dated  February 2, 2002 between the Company and
          Arnie Geller.(*3)

10.23.4   Employment  Agreement  dated  February 2, 2002 between the Company and
          Gerald Couture.(*3)

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

10.45     Form of Stipulation  and [Proposed]  Order for Dismissal of Action and
          Retention of Jurisdiction. (*3.3)

10.46 Form of Judgment pursuant to Stipulation for Entry of Judgment in the Event of Default. (*3.3)

10.47     Form of  Stipulation  for Entry of  Judgment  in the Event of Default.
          (*3.3)

10.48     Fifth Amendment to Exhibition  Tour  Agreement,  dated August 15, 2003 between the Company and Clear Channel Entertainment Exhibits, Inc.(*6)

10.49     Lease   amendment  dated  August  8,  2003  for  offices  in  Atlanta,
          Georgia.(*7)

10.50     Amendment  to  Employment  Agreement  dated April 10, 2004 between the
          Company and Arnie Geller.(*7)

10.51     Amendment  to  Employment  Agreement  dated April 10, 2004 between the
          Company and Gerald Couture.(*7)

10.52     Sixth  Amendment  to  Exhibition  Tour  Agreement,  dated May 26, 2004 between the Company and Clear Channel Entertainment Exhibits, Inc.(*7)

10.53     The Company's 2004 Stock Option Plan and form of stock option.(*8)

10.54     Employment  Agreement dated August 4, 2003 between the Company and Tom
          Zaller. (*7)

(*1)     Incorporated hereby by reference to Form 10-K for year ended February 29, 2000
(*2)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2001
(*3)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2002
(*3.1)   Incorporated hereby by reference to Form 8-K filing of April 17, 2002.
(*3.2)   Incorporated hereby by reference to Form 8-K filing of April 30, 2002.
(*3.3)   Incorporated hereby by reference to Form 8-K filing of July 16, 2002.
(*4)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2003
(*5)     Incorporated by reference to Form 10-Q for the fiscal quarter ended August 31, 2000.
(*6)     Incorporated by reference to Form 10-Q for the fiscal quarter ended August 31, 2003
(*7)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2004
(*8)     Filed herein.

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

                                          RMS TITANIC, INC.

August 4, 2004                        By: /s/ Arnie Geller
                                          ---------------------------------
                                          Arnie Geller, President and Chief
                                          Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:


/s/ Arnie Geller                                     August 4, 2004
-----------------------------
Arnie Geller, President,
Chief Executive Officer, Director


/s/ Gerald Couture                                   August 4, 2004
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director


/s/ Nick Cretan                                      August 4, 2004
-----------------------------
Nick Cretan, Director


/s/ Doug Banker                                      August 4, 2004
-----------------------------
Doug Banker, Director