Form 10-Q
period 2004-08-31
RMS TITANIC INC
filed 2004-10-13
CIK 796764

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended August 31, 2004

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from            to

         Commission file number:  000-24452

                                RMS TITANIC, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Florida                                     59-2753162
           -------                                     ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


     3340 Peachtree Road, Suite 2250, Atlanta, GA             30326
     --------------------------------------------             -----
       (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (404) 842-2600


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

          The number of shares outstanding of the registrant's common stock on September 30, 2004 was 22,299,939.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements                         1

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6

Item 3.           Quantitative and Qualitative Disclosure about
                  Market Risk                                               9

Item 4.           Controls and Procedures                                   9


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                        10

Item 2.           Unregistered Sales of Equity Securities
                  and Use of Proceeds                                      10

Item 3.           Defaults Upon Senior Securities                          11

Item 4.           Submission of Matters to a Vote of Security Holders      11

Item 5.           Other Information                                        11

Item 6.           Exhibits and Reports on Form 8-K                         11

Signatures                                                                 12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of RMS Titanic, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 29, 2004.


                                                                         RMS TITANIC, INC. AND SUBSIDIARIES


                                                                                 CONSOLIDATED BALANCE SHEET
===========================================================================================================


                                                                         August 31,           February 29,
                                                                            2004                 2004
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    811,000         $    547,000
  Accounts receivable                                                      1,052,000              353,000
  Prepaid and Refundable income taxes                                        221,000              221,000
  Prepaid expenses and other current assets                                1,620,000              141,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 3,704,000            1,262,000

Artifacts owned, at cost                                                   4,476,000            4,479,000
Salvor's lien                                                                  1,000                1,000
Salvor-in-possession Rights                                                  421,000                   --

Property and Equipment, net of accumulated depreciation
 of $1,931,000 and $1,754,000, respectively                                1,470,000              747,000

Other Assets                                                                 865,000              764,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                     $  10,715,000         $  7,253,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                             $  2,201,000          $  1,249,000
  Current maturities of long term liabilities                               100,000                    --
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                           2,301,000             1,249,000


Long Term Liabilities:
  Note payable (less current maturities)                                    375,000                    --
                                                                        ------------         ------------
      TOTAL LONG TERM LIABILITIES                                           375,000                    --

      TOTAL LIABILITIES                                                   2,676,000             1,249,000

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 22,299,939 and 18,550,047 shares,
   respectively                                                               2,000                 2,000
  Additional paid-in capital                                             19,965,000            17,192,000
  Accumulated deficit                                                   (11,928,000)          (11,190,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                8,039,000             6,004,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  10,715,000          $  7,253,000
                                                                        ============         ============

                        See Notes to Consolidated Financial Statements




                                                                                              RMS TITANIC, INC. AND SUBSIDIARIES
                                                                                                CONSOLIDATED STATEMENT OF INCOME
                                                                                                            (UNAUDITED)
=================================================================================================================================
                                          THREE-MONTH                THREE-MONTH         SIX-MONTH            SIX-MONTH
                                          PERIOD ENDED               PERIOD ENDED       PERIOD ENDED         PERIOD ENDED
                                           AUGUST 31,                 AUGUST 31,          AUGUST 31,           AUGUST 31,
                                              2004                      2003                2004                 2003
---------------------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales           $   2,290,000           $      655,000           $   2,699,000        $  1,446,000
  Merchandise and other                      83,000                   58,000                  52,000              89,000
  Sale of coal                                7,000                   28,000                  21,000              42,000
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                             2,381,000                  741,000               2,772,000           1,577,000
---------------------------------------------------------------------------------------------------------------------------------

Expenses:
 Exhibition costs                           966,000                       --               1,240,000                  --
 Cost of coal sold                            1,000                    5,000                   5,000              14,000
  Cost of merchandise sold                   11,000                   27,000                  23,000              77,000
  General and administrative              1,106,000                  731,000               2,051,000           1,695,000
  Depreciation and amortization             148,000                   58,000                 176,000             149,000

---------------------------------------------------------------------------------------------------------------------------------
Total expenses                            2,232,000                  822,000               3,495,000           1,935,000
---------------------------------------------------------------------------------------------------------------------------------

Profit (Loss) from operations               149,000                  (81,000)               (723,000)           (358,000)

Interest income                                  --                    3,000                   1,000               7,000
Interest expense                             15,000                       --                  19,000                  --
---------------------------------------------------------------------------------------------------------------------------------
Net interest Income (Expense)               (15,000)                   3,000                 (18,000)              7,000

Profit (Loss) before provision
   for income taxes                         134,000                  (78,000)               (741,000)           (351,000)

Provision for income taxes                       --                       --                      --                  --
---------------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                      $    134,000            $     (78,000)         $     (741,000)       $   (351,000)

Basic and diluted Loss
 Per common shares:                    $        .01            $        (.00)         $         (.04)       $       (.02)


Weighted-average number
 of common shares outstanding            19,841,431               18,905,547              19,341,391          18,790,047



                 See Notes to Consolidated Financial Statements


                                                                               RMS TITANIC, INC. AND SUBSIDIARIES

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================

                  SIX-MONTH PERIOD ENDED AUGUST 31,                                   2004                 2003
                                                                                  -----------          -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                  $  (741,000)         $ (351,000)

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                      176,000             149,000
    Reduction in artifacts                                                               3,000               3,000
    Issuance of stock for interest expense                                               3,000                  --
    Issuance of stock for services                                                     375,000             108,000
    Changes in operating assets and liabilities:
      Decrease(increase) in accounts receivable                                       (699,000)             20,000
      Decrease in prepaid and refundable income taxes                                       --             290,000
      (Increase) in Salvor-in-possession Rights                                        421,000
      Decrease(Increase) in prepaid expenses
         and other current assets                                                     (662,000)             14,000
      Decrease(increase) in other assets                                              (101,000)            (21,000)
      Increase (decrease)in accounts payable and
         accrued liabilities                                                           649,000             (73,000)
      Increase (decrease) in deferred revenue                                          305,000             (77,000)
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                             (378,000)            413,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (1,119,000)             62,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (898,000)            (11,000)
                                                                                    -----------        -----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (898,000)            (11,000)

Cash flows provided from financing activities:

   Proceeds from Note payable                                                          500,000                  --
   Payment on Note payable                                                             (25,000)                 --
   Proceeds from issuance of common stock                                            1,278,000                  --
                                                                                     -----------       -----------
        NET CASH USED IN FINANCING ACTIVITIES                                        1,753,000                  --
                                                                                     -----------       -----------
Net (decrease) increase in cash                                                        264,000              51,000

Cash and cash equivalents at beginning of period                                       547,000           1,945,000
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                          $  811,000         $ 1,996,000
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the six-month period for income taxes                            $      --          $       --
                                                                                   ===========         ===========

  Cash paid for interest expenses                                                   $  16,000          $       --
                                                                                    ===========        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

  Warrants issued to underwriter to acquire
   293,978 Shares of common stock                                                   $      --          $      --
                                                                                    ===========        ===========
  Issuance of common stock to officer for
     Cancellation of options                                                        $1,179,000         $      --
                                                                                    ===========        ===========



                      See Notes to Consolidated Financial Statements

                       RMS TITANIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The accompanying consolidated financial information as of August 31, 2004 and 2003 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2 - Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and six month periods ended August 31, 2004 and 2003 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

Note 3 - On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an Interim Salvage Award trial. At that hearing, the Company informed the court that the United States government has declined the Company's proposal to transfer the Company's salvor-in-possession rights to the government. The Company confirmed that it intends to retain its salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, the Company intended to conduct another expedition to the wreck site either this year or next year. As a result of that hearing, on July 2, 2004, the Court rendered an opinion and order that stated the Court will not recognize the 1993 Proces-Verbal, which granted to the Company all artifacts recovered from the wreck site during the 1987 expedition, and that the Company will not be permitted to present evidence at the Interim Salvage Award trial for the purpose of arguing that it should be awarded title to the Titanic artifacts under the law of finds. In part, the Court found that the law of finds does not apply to the Company because it is the salvor-in-possession of the Titanic wreck and wreck site. The Company has appealed the July 2, 2004 Court Order, which appeal is now pending in the United States Court of Appeals for the Fourth Circuit. The Court granted a stay of proceedings on August 2, 2004 which will delay the Interim Salvage Award trial.

 Note 4 - The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty with the British, French and Canadian governments which standing alone will not have any effect on the Company's salvor-in-possession rights. In November 2003, Britain signed the Treaty. In June 2004, the United States signed the Treaty. The Company's salvor-in-possession rights are administered by the U.S. Federal District Court for the Eastern District of Virginia as authorized by the Constitution. The Treaty would become effective in the United States if Congress passes implementing legislation.

Note 5 - During the quarter ended August 31 2004, the Company issued 900,000 shares of common stock to two officers in exchange for options these officers held on 1,800,000 shares of common stock at exercise prices ranging from $1.15 to $1.64 per share for terms up to ten years. This exchange was required by its investment banking firm to permit the sale of the Company's securities in a private placement. The common stock issued for this exchange vests over twelve months beginning in August 2004. The value of this exchange was $1,179,000, or $1.31 per share, the market price of the common stock at the time of the transaction.

Note 6 -  On August 18,  2004,  the Company had an initial  closing on a private placement in which $1,514,000 of Units were sold, representing 1,469,892 shares of Common Stock and Warrants to purchase an aggregate of 440,968 shares of Common Stock. The maximum amount that can be funded under this placement (including future closings) is approximately $2,760,000. The net proceeds of this initial funding were $1,278,000 after fees, expenses and other costs. Warrants to purchase 293,978 shares of the Company's common stock were also issued to its investment banking firm that arranged this equity placement. All warrants issued in this offering are exercisable over five years at an exercise price of $1.50 per share. Within this funding, the Company is obligated to file a registration statement under the Securities Act within 45 days of the final closing which has been extended to October 24, 2004, or as otherwise mutually agreed by the underwriter and the Company. In addition, a cash penalty of 1% per month of the gross proceeds is assessed and payable to holder of these securities for each month the registration fails to become effective after 120 days of the final closing or the termination of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included in Item 1 of this Quarterly Report and can also be read in conjunction with the audited Consolidated Financial Statements and Notes, and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004 ("fiscal 2004"). MD&A contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company has based these forward-looking statements on its current expectations and projections about future events, based on the information currently available to it. The forward-looking statements include statements relating to the company's anticipated financial performance, business prospects, new developments, new strategies and similar matters. The following important factors, in addition to those described in the company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended February 29, 2004, especially in the Risk Factors and the Management's Discussion and Analysis sections, and its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K may affect the future results of the company and cause those results to differ materially from those expressed in any forward-looking statements. These forward looking statement are neither promises nor guarantees, but involve risks and uncertainties, both known and unknown that may cause actual results to differ materially from those in the forward looking statements. Material adverse changes in the economic conditions in the Company's markets, including as a result of terrorist attacks, competition from others, how much capital the Company may or may not receive from needed financings and whether or not the Company consummates its planned contracts for exhibitions can have serious negative impacts on operating results. We disclaim any obligation to update these forward-looking statements.



RESULTS OF OPERATIONS

FOR THE QUARTER ENDED AUGUST 31, 2004 VERSUS THE QUARTER ENDED AUGUST 31, 2003

FOR THE SIX MONTHS ENDED AUGUST 31, 2004 VERSUS THE SIX MONTHS ENDED AUGUST 31, 2003

During the second quarter and the first six months of its 2005 fiscal year (the "2005 fiscal year"), the Company's revenues increased approximately 221% from $741,000 to $2,381,000 and 76% from $1,577,000 to $2,772,000, respectively, as compared to the second quarter and the first six months of its 2004 fiscal year (the "2004 fiscal year"). These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 249% during the second quarter and 87% during first six months of the 2005 fiscal year, as compared to the corresponding periods of the 2004 fiscal year. These revenue increases reflect the change in the Company's operations, commenced in May 2004, when the Company began to conduct its own exhibitions of Titanic artifacts. Previously, Clear Channel Communications ("CCE") was licensed to present these exhibitions with the Company receiving a guarantee against a 20% revenue participation. The second quarter ended August 31, 2004 is the first full quarter that the Company has exclusively conducted its exhibitions directly with museums and other overseas entities. The Company still maintains a contractual license relationship with the Maryland Science Museum for presentation of "Titanic Science", which includes some 30 artifacts.

Merchandise and other revenue increased approximately 43% from $58,000 to $83,000, during the second quarter of the 2005 fiscal year as compared to the second quarter of the 2004 fiscal year, and decreased 42%, to $52,000 from $89,000 during the first six months of the 2005 fiscal year as compared to the first six months of the 2004 fiscal year. The Company expects increases in merchandise and other revenues in future quarters as the Company has a greater participation in these Titanic exhibition revenues.

As the Company now maintains its own exhibition schedule, certain direct costs in presenting exhibitions are borne by the Company. These costs include installation and de-installation, transportation of exhibitry and artifacts to venues, marketing and promotion and other related charges. Exhibition costs were $966,000 and $1,240,000 during the second quarter and six months of the 2005 fiscal year. There were no comparable costs incurred in the respective prior fiscal year periods.

The Company's sale of coal decreased to $7,000 from $28,000, or approximately 75% during the second quarter of the 2005 fiscal year as compared to the second quarter of the 2004 fiscal year, and decreased 50% from $42,000 to $21,000,during the first six months of the 2005 fiscal year as compared to the first six months of the 2004 fiscal year. This decrease reflects fewer sales of coal by itself and greater sales of coal as a component in other products that are now included in Merchandise and Other Revenues.

The Company's general and administrative expenses increased to $1,106,000 from $731,000, or approximately 51% during the second quarter of the 2005 fiscal year as compared to the second quarter of the 2004 fiscal year, and to $2,051,000 from $1,695,000, or approximately 21% during the first six months of the 2005 fiscal year as compared to the first six months of the 2004 fiscal year. These increases reflect higher personnel cost associated with the hiring executives who are conducting the exhibition operations. The Company has substantially completed the establishment of its Exhibition Division and, accordingly, does not expect personnel expenses to increase in future periods at the rate it has increased during the second quarter and its first six months of fiscal 2005. Legal costs, which have been a continual burden for the Company, were reduced substantially for the both the second quarter and six months as compared to the prior comparable periods.

The Company's depreciation and amortization expense increased $90,000 or 155% from $58,000 to $148,000, and increased $27,000, or 17%, from $149,000 to
$176,000 during the second quarter and first six months of the 2005 fiscal year, respectively, as compared to the corresponding periods of the 2004 fiscal year. These increases reflect depreciation charges for exhibitry purchased from CCE during this fiscal year and the additional investment the Company has made in developing its new "Bodies Revealed" exhibition that began a preliminary engagement in Blackpool, England on August 9, 2004.

As a result of conducting its own exhibitions, the Company realized a profit from operations of $149,000 in the second quarter of the 2005 fiscal year as compared to a loss of $81,000 in the same period in fiscal year 2004. This change is attributed to higher revenues realized in its exhibition operations despite increases in exhibition costs and general and administrative expenses. During the first six months of the 2005 fiscal year the Company experienced an increase of 101% in its operating loss from operations to $723,000, from a loss of $358,000 in the corresponding period of the 2004 fiscal year. This increase reflects the larger loss experienced in the first quarter of the 2005 fiscal year as the Company transitioned from a licensor of Titanic artifacts to a direct exhibitor.

Interest income was negligible in the second quarter and $1,000 in the six months of the Company's 2005 fiscal year as compared to $3,000 and $7,000 in the prior comparable periods. Lower cash balances maintained in the Company's bank accounts coupled with the low interest rates earned has resulted in this lower interest income. The Company incurred an interest expense of $15,000 and $19,000 in the second quarter and the first six months of the 2005 fiscal year, respectively. There were not interest charges in the respective prior year periods as the Company had no outstanding debt. During May 2004, the Company obtained a loan of $500,000 from two shareholders which it is repaying over five years at an interest rate of prime plus 6%.

The Company had net income of $134,000 the second quarter of the 2005 fiscal year as compared to a loss of $78,000 the same period in fiscal year 2004. This significant change is largely attributed, as indicated above, to higher revenues realized in its exhibition operations despite increases in exhibition costs and general and administrative expenses. During the first six months of the 2005 fiscal year the Company experienced a 111% increase in the loss to $741,000, from a loss of $351,000 in the corresponding period of the 2004 fiscal year. Basic income (loss) per common share for the three months and six months ended August 31, 2004 were $0.01 and ($0.04), respectively, and the weighted average shares outstanding were 19,841,431 and 19,341,391, respectively. Basic income
(loss) per common share for the three months and six months ended August 31, 2003 were $0.00 and ($0.02), respectively, and the weighted average shares outstanding were 18,905,547 and 18,790,047, respectively.

As the transition to conducting its own exhibitions is completed, management expects the Company's operations to become more profitable. As management has been able to devote less time to litigation, it has been able to focus on opportunities for future growth of the Company's business. Management is optimistic that its plans for the Company to become a major exhibitor of premier exhibitions will develop quickly with its present strategy.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,119,000 for the six months ended August 31, 2004 as compared to cash provided from operations of $62,000 in the same prior comparable period. This increase in cash used in operating activities for the current year is primarily attributed to the higher loss experienced in the Company's transition to exhibitor of its Titanic artifacts and the greater working capital demands of such transition.

For the six months ended August 31, 2004, cash used in investing activities was $898,000 for the acquisition of exhibitry, furniture and equipment as compared to $11,000 in the year ago period. This investment in this fiscal year primarily reflects both the acquisition of exhibitry from CCE that allows the Company to conduct five Titanic exhibitions simultaneously, as well as the cost of developing its Bodies Revealed exhibition.

For the six months ended August 31, 2004, cash provided by financing activities was $1,753,000 that included a private placement of securities and a loan provided by two shareholders. On August 18, 2004, the Company had an initial closing in a private placement in which $1,514,000 of Units were sold, representing 1,469,892 shares of Common Stock, and Warrants to purchase an aggregate of 440,968 shares of Common Stock. The maximum amount to be funded under this placement is approximately $2,760,000. The net proceeds of this initial funding were $1,278,000 after fees, expenses and other costs. Warrants were also issued to an investment banking firm who arranged this equity placement, for a right to purchase 293,978 shares of the Company's Common Stock. All warrants issued in this undertaking are exercisable over a five term at an exercise price of $1.50 per share. Within this funding, the Company is obligated to file a registration statement under the Securities Act within 45 days of the final Closing which has been extended to October 24, 2004, or as otherwise mutually agreed by the underwriter and the Company. This equity financing was used to supplement the working capital needs of the Company in the transition to manage and administer its exhibition business. In the prior year period, the Company did not have any financing activities.

Net cash for the six months ended August 31, 2004 increased $264,000 as compared to $51,000 for the prior year's six month period. Cash at August 31, 2004 was $811,000 as compared to $1,996,000 at August 31, 2003.

The Company's net working capital and stockholders' equity were $1,403,000 and $8,039,000, respectively, at August 31, 2004 as compared to a net working capital of $13,000 and stockholders' equity of $6,004,000 at February 29, 2004. The Company's working capital ratio improved to 1.6 at August 31, 2004 as compared to 1.0 at February 29, 2004. The Company's working capital has increased primarily as a result of the capital funding completed in the second quarter of fiscal 2005.

The Company recently conducted its seventh research and recovery expedition to the Titanic wreck site and was successful in rescuing over 75 important historic artifacts. The Company plans to continue its recovery work by planning future expeditions to the Titanic wreck-site as it intends to maintain its sole and exclusive rights as salvor- in-possession as conferred upon it by the U.S. Federal District Court for the Eastern District of Virginia. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed the Company to rely exclusively on a deep ocean Remotely Operated Vehicle (ROV) that permitted the expedition to utilize round-the-clock underwater operations. The mission objectives for Expedition 2004, in addition to recovering important historical objects and identifying artifacts for future recovery, was to inspect the wreck-site for alleged harm caused by previous visitors and, if necessary, the Company would establish guidelines for future visitation. During the second quarter of fiscal year 2005, the Company spent $421,000 on this expedition which it accounted for as a Cost of salvor-in-possession Rights. A previous ruling from the U.S. Federal District Court for the Eastern District of Virginia, which has jurisdiction over the Company's salvor activities, declared that the Company's Salvor-in-possession Right was its principal asset.

Although no date has been set for an expedition, management continues to plan to undertake a recovery operation to the RMS CARPATHIA to recover objects. As the Company owns this vessel, it is the intent of management to sell and/or exhibit any items recovered.

The Company has recently completed an equity funding in which it raised approximately $1.2 million after costs and expenses. Management expects that it will require additional outside funding to further implement its plans to conduct exhibitions for both Titanic and other newly developed exhibitions. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that further outside financing will be available when needed upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If such further financing is not available, it could have a detrimental impact on the Company and its businesses.

The exhibition tour agreement license period with CCE ended on April 25, 2004. Prior to the end of that license agreement, the Company purchased for $600,000, payable over two years, all Titanic exhibitry owned by CCE, which included exhibitry for five complete exhibitions of Titanic artifacts.

The Company began its own Titanic Exhibitions in May 2004. Since then the Company has successfully conducted exhibitions in Philadelphia, Pennsylvania, Salt Lake City, Utah, and Manchester, England which are still on going. The Company's Titanic Exhibitions in Omaha, Nebraska and Shanghai, China recently ended in September and October 2004, respectively. In addition, the Company began its new prototype "Bodies Revealed" Exhibition in Blackpool, England during August 2004. This Exhibition is expected to close in October 2004. A second exhibition utilizing this same format will open later this fiscal year.

In order to protect its salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with the Company's rights and ability to salvage the wreck and wreck site, the Company may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, the Company, in order to maintain its salvor-in-possession status, needs to, among other things, maintain a reasonable presence over the wreck. The Company may be required to incur the costs for future expeditions so as to maintain its salvor-in-possession status. The Company's ability to undertake future expeditions may be dependent upon the availability of financing. No assurances can be given that any financing will be available on satisfactory terms.

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties including, without limitation, the Company's needs, as discussed above, to obtain additional financing in order to achieve its objectives and plans. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in the Company's Annual Report on Form 10-K and below. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "will", "anticipate" "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company does not have any obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company's financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes.

Interest Rate Risk

The Company's has exposure to market rate risk for changes in interest rates related to our debt financing. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but the Company believes that the impact of these fluctuations does not have a material effect on its financial position due to the short-term nature of any such investments. The Company does have long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ending August 31, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

The Company from time to time conducts business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar decreases in relation to the foreign currency, the Company's potential revenues from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended August 31, 2004, the Company did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought, and will continue to seek, to make its financial commitments and understandings based upon the United States Dollar so as to minimize the adverse potential effect of currency fluctuations.

We have assumed risks from operations because we are now directly conducting exhibitions of Titanic Artifacts.

Exhibition Risk

The Company terminated its tour agreement with CCE on April 25, 2004 and is now directly conducting exhibitions of Titanic artifacts with museums and other parties. The Company will no longer receive guaranteed payments from CCE for exhibition of Titanic artifacts. As a result of its direct operations, the Company has incurred substantial expenses for hiring personnel, purchasing exhibitry, transporting artifacts and exhibitry, administrative expense and other costs. The revenues that the Company receives fro its exhibitions and the Company's overhead can be expected to have a material adverse effect on the Company's financial position, results of operations and prospects.


ITEM 4.    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer conclude that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of
1934) effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in internal control over financial reporting.

There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an Interim Salvage Award trial. At that hearing, the Company informed the court that the United States government has declined the Company's proposal to transfer the Company's salvor-in-possession rights to the government. The Company confirmed that it intends to retain its salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, the Company intended to conduct another expedition to the wreck site either this year or next year. As a result of that hearing, on July 2, 2004, the Court rendered an opinion and order that stated the Court will not recognize the 1993 Proces-Verbal, which granted to the Company all artifacts recovered from the wreck site during the 1987 expedition, and that the Company will not be permitted to present evidence at the Interim Salvage Award trial for the purpose of arguing that it should be awarded title to the Titanic artifacts under the law of finds. In part, the Court found that the law of finds does not apply to the Company because it is the salvor-in-possession of the Titanic wreck and wreck site. The Company has appealed the July 2, 2004 Court Order, which appeal is now pending in the United States Court of Appeals for the Fourth Circuit. The Court granted a stay of proceedings on August 2, 2004, which will delay the Interim Salvage Award trial.

The United States Department of State and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") are working together to implement an International Treaty with the British, French and Canadian governments which standing alone will not have any effect on the Company's salvor-in-possession rights. In November 2003, Britain signed the Treaty. In June 2004, the United States signed the Treaty. The Company's salvor-in-possession rights are administered by the U.S. .Federal District Court for the Eastern District of Virginia as authorized by the Constitution. The Treaty would become effective in the United States if Congress passes implementing legislation.

On August 3, 2004, the Company filed a motion with the United States District Court for the District of Connecticut against a disgruntled former officer, director, and lawyer of the Company. In this motion, the Company alleges that this former officer, director and lawyer secretly spearheaded litigation against the Company, in direct violation of a release and settlement agreement he entered into with the Company in January 2000. If the Company prevails on this motion, it will seek substantial damages from the defendant. The motion is currently pending and will likely be resolved in the next six months.

There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the quarter ended August 31 2004, the Company issued 900,000 shares of common stock to two officers who in exchange for options these officers held on 1,800,000 shares of common stock at exercise prices ranging from $1.15 to $1.64 per share for terms up to ten years. This exchange was required by its investment banking firm to permit the sale of the Company's securities in a private placement. The common stock issued for this exchange is being vested over twelve months beginning August 2004. The value of this exchange was $1,179,000, or $1.31 per share, the market price of the common stock at the time of this transaction.

 On August 18, 2004, the Company had an initial closing in a private placement in which $1,514,000 of Units were sold, representing 1,469,892 shares of Common Stock and Warrants to purchase an aggregate of 440,968 shares of Common Stock. The maximum amount that can be funded under this placement is approximately $2,760,000. The net proceeds of this initial funding were $1,278,000 after fees, expenses and other costs. Warrants to purchase 293,978 shares of the Company's common stock were also issued to its investment banking firm who arranged this equity placement. All warrants issued in this undertaking are exercisable over five years at an exercise price of $1.50 per share. Within this funding, the Company is obligated to file a registration statement under the Securities Act within 45 days of the final Closing which has been extended to October 24, 2004, or as otherwise mutually agreed by the underwriter and the Company. In addition, a cash penalty of 1% per month of the gross proceeds is assessed and payable to holder of these securities for each month the registration fails to become effective after 120 days of the final closing or the termination of the offering.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)       EXHIBITS

10.56   Selected Dealer Agreement, dated July 23, 2004.
10.57   Registration Rights Agreement, dated August 18, 2004.
31(a)   Certification of CEO pursuant to Rule13a-14(a) under the
         Securities Exchange Act of 1934.
31(b)   Certification of CFO pursuant to Rule13a-14(a) under the
         Securities Exchange Act of 1934.
32(a)   Certification of CEO pursuant to 18 U.S.C Section 1350.
32(b)   Certification of CFO pursuant to 18 U.S.C Section 1350.


b)        REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RMS TITANIC, INC.
                                  (Registrant)



Dated:   October 13, 2004          By:  /s/ Arnie Geller
                                  -------------------------------------------
                                        Arnie Geller
                                        President