Form 10-Q/A
period 2004-08-30
RMS TITANIC INC
filed 2004-11-05
CIK 796764

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO.1
                                       TO
                                    FORM 10-Q

         (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended August 31, 2004

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from            to

         Commission file number:  000-24452

                            PREMIER EXHIBITIONS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                     20-1424922
           -------                                     ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


     3340 Peachtree Road, Suite 2250, Atlanta, GA             30326
     --------------------------------------------             -----
       (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (404) 842-2600


                               RMS TITANIC, INC.
                               -----------------
                        (Former name, since last report)

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


                                                                         RMS TITANIC, INC. AND SUBSIDIARIES


                                                                                 CONSOLIDATED BALANCE SHEET
===========================================================================================================


                                                                         August 31,           February 29,
                                                                            2004                 2004
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    811,000         $    547,000
  Accounts receivable                                                      1,052,000              353,000
  Prepaid and Refundable income taxes                                        221,000              221,000
  Prepaid expenses and other current assets                                1,398,000              141,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 3,482,000            1,262,000

Artifacts owned, at cost                                                   4,476,000            4,479,000
Salvor's lien                                                                  1,000                1,000
Salvor-in-possession Rights                                                  421,000                   --

Property and Equipment, net of accumulated depreciation
 of $1,931,000 and $1,754,000, respectively                                1,470,000              747,000

Other Assets                                                                 865,000              764,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                     $  10,715,000         $  7,253,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                             $  2,201,000          $  1,249,000
  Current maturities of long term liabilities                               100,000                    --
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                           2,301,000             1,249,000


Long Term Liabilities:
  Note payable (less current maturities)                                    375,000                    --
                                                                        ------------         ------------
      TOTAL LONG TERM LIABILITIES                                           375,000                    --

      TOTAL LIABILITIES                                                   2,676,000             1,249,000

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



                 See Notes to Consolidated Financial Statements


                                                                               RMS TITANIC, INC. AND SUBSIDIARIES

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================

                  SIX-MONTH PERIOD ENDED AUGUST 31,                                   2004                 2003
                                                                                  -----------          -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                  $  (741,000)         $ (351,000)

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                      176,000             149,000
    Reduction in artifacts                                                               3,000               3,000
    Issuance of stock for interest expense                                               3,000                  --
    Issuance of stock in exchange for options                                           98,000                  --
    Issuance of stock for services                                                     277,000             108,000
    Changes in operating assets and liabilities:
      Decrease(increase) in accounts receivable                                       (699,000)             20,000
      Decrease in prepaid and refundable income taxes                                       --             290,000
      Decrease(Increase) in prepaid expenses
         and other current assets                                                     (140,000)             14,000
      Decrease(increase) in other assets                                              (101,000)            (21,000)
      Increase (decrease)in accounts payable and
         accrued liabilities                                                           649,000             (73,000)
      Increase (decrease) in deferred revenue                                          305,000             (77,000)
                                                                                   -----------         -----------
        TOTAL ADJUSTMENTS                                                              571,000             413,000
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (170,000)             62,000
                                                                                   -----------         -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (898,000)            (11,000)
    Investment in Salvor-in-possession rights                                         (421,000)                 --
                                                                                   -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES                                       (1,319,000)            (11,000)

Cash flows provided from financing activities:

   Proceeds from Note payable                                                          500,000                  --
   Payment on Note payable                                                             (25,000)                 --
   Proceeds from issuance of common stock                                            1,278,000                  --
                                                                                   -----------         -----------
        NET CASH USED IN FINANCING ACTIVITIES                                        1,753,000                  --
                                                                                   -----------         -----------
Net (decrease) increase in cash                                                        264,000              51,000

Cash and cash equivalents at beginning of period                                       547,000           1,945,000
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                          $  811,000         $ 1,996,000
                                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the six-month period for income taxes                            $      --          $       --
                                                                                   ===========         ===========

  Cash paid for interest expenses                                                   $  16,000          $       --
                                                                                    ===========        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

  Warrants issued to underwriter to acquire
   293,978 Shares of common stock                                                   $      --          $      --
                                                                                    ===========        ===========
  Issuance of common stock to officer for
     Cancellation of options                                                        $1,179,000         $      --
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

Note 7 - On October 13, 2004, the Company reorganized into a holding company structure whereby Premier Exhibitions, Inc., a Florida corporation became the parent company. This reorganization was intended to provide for greater administrative and operational flexibility and broaden the alternatives available for future financing. RMS Titanic, Inc. became a wholly owned subsidiary of Premier Exhibitions, Inc. as a result of a merger. This reorganization was duly approved by the Board of Directors at a meeting held on October 13, 2004. The reorganization was effected in accordance with Florida law, and accordingly, approval of the shareholders of RMST was not required. The financial statements contained herein are those of RMS Titanic, Inc. and subsidiaries the predecessor of Premier Exhibitions, Inc. and its subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $170,000 for the six months ended August 31, 2004 as compared to cash provided from operations of $62,000 in the same prior comparable period. This increase in cash used in operating activities for the current year is primarily attributed to the higher loss experienced in the Company's transition to exhibitor of its Titanic artifacts and the greater working capital demands of such transition.

For the six months ended August 31, 2004, cash used in investing activities was $1,319,000, of which $898,000 was for the acquisition of exhibitry, furniture and equipment and $421,000 was an investment in our Salvor-in-possession rights as compared to $11,000 for equipment in the year ago period. The investments in this fiscal year primarily reflects both the acquisition of exhibitry from CCE that allows the Company to conduct five Titanic exhibitions simultaneously, as well as the cost of developing its Bodies Revealed exhibition, together with the investment made in continuing to maintain our important Salvor-in-possession rights with the recent Expedition 2004 to the Titanic wreck site.


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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)       EXHIBITS

10.56   Selected Dealer Agreement, dated July 23, 2004.
10.57   Registration Rights Agreement, dated August 18, 2004.
31(a)   Certification of CEO pursuant to Rule13a-14(a) under the
         Securities Exchange Act of 1934.
31(b)   Certification of CFO pursuant to Rule13a-14(a) under the
         Securities Exchange Act of 1934.
32(a)   Certification of CEO pursuant to 18 U.S.C Section 1350.
32(b)   Certification of CFO pursuant to 18 U.S.C Section 1350.
99.1    Subsidiaries


b)        REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PREMIER EXHIBITIONS, INC.
                                  (Registrant)



Dated:   November 5, 2004          By:  /s/ Arnie Geller
                                  -------------------------------------------
                                        Arnie Geller
                                        President