Form 10-Q
period 2004-11-30
RMS TITANIC INC
filed 2005-01-21
CIK 796764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

Commission file number:  000-24452

                                PREMIER EXHIBITIONS, INC.
                                -------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        20-1424922
           -------                                        ----------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)

3340 Peachtree Road, Suite 2250, Atlanta, GA                 30326
--------------------------------------------                -------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (404) 842-2600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's common stock on January 12, 2005 was 22,299,939.

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           9

Item 4.  Controls and Procedures

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                           11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  12

Item 6.  Exhibits                                                           12

Signatures                                                                  13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The consolidated financial statements of Premier Exhibitions, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 29, 2004.


                                                               PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                                                               CONSOLIDATED BALANCE SHEET
=========================================================================================================


                                                                        November 30,          February 29,
                                                                            2004                 2004
                                                                        ------------         ------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                             $    837,000         $    547,000
  Accounts receivable                                                      1,077,000              353,000
  Prepaid and Refundable income taxes                                        221,000              221,000
  Prepaid expenses and other current assets                                1,566,000              141,000
                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                 3,701,000            1,262,000

Artifacts owned, at cost                                                   4,476,000            4,479,000
Salvor's lien                                                                  1,000                1,000
Salvor-in-Possession Rights                                                  747,000                   --

Property and Equipment, net of accumulated depreciation
 of $2,062,000 and $1,754,000, respectively                                1,394,000              747,000

Other Assets                                                                 738,000              764,000
                                                                        ------------         ------------
      TOTAL ASSETS                                                     $  11,057,000         $  7,253,000
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              $  1,970,000         $  1,249,000
  Current maturities of long term liabilities                                100,000                   --
                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                            2,070,000            1,249,000


Long Term Liabilities:
  Note payable (less current maturities)                                     350,000                  --
                                                                        ------------         ------------
      TOTAL LONG TERM LIABILITIES                                            350,000                  --

      TOTAL LIABILITIES                                                    2,420,000           1,249,000

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.0001 par value; authorized 30,000,000 shares, issued and outstanding 22,299,939 and 18,550,047 shares,
   respectively                                                                2,000                2,000
  Additional paid-in capital                                              20,305,000           17,192,000
  Accumulated comprehensive income                                            18,000                  --
  Accumulated deficit                                                    (11,688,000)         (11,190,000)
                                                                        ------------         ------------
      STOCKHOLDERS' EQUITY                                                 8,637,000            6,004,000
                                                                        ------------         ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  11,057,000         $  7,253,000
                                                                        ============         ============


                        See Notes to Consolidated Financial Statements




                                                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENT OF INCOME
                                                                                                      (UNAUDITED)
==================================================================================================================
                                     THREE-MONTH             THREE-MONTH             NINE-MONTH        NINE-MONTH
                                     PERIOD ENDED            PERIOD ENDED            PERIOD ENDED      PERIODENDED
                                     NOVEMBER 30,            NOVEMBER 30,            NOVEMBER 30,      NOVEMBER 30,
                                        2004                    2003                    2004              2003
------------------------------------------------------------------------------------------------------------------

Revenue:
  Exhibitions and related
          merchandise sales    $    2,346,000           $     631,000           $    5,045,000        $2,006,000
  Merchandise and other                79,000                  84,000                  131,000           244,000
  Sale of coal                          7,000                  20,000                   28,000            62,000
------------------------------------------------------------------------------------------------------------------
Total revenue                       2,432,000                 735,000                5,204,000         2,312,000
------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of coal sold                     2,000                   2,000                    7,000            5,000
  Cost of merchandise sold              9,000                  38,000                   24,000          126,000
  Exhibition costs                    792,000                      --                2,040,000               --
  General and administrative        1,243,000                 686,000                3,294,000        2,381,000
  Depreciation and amortization       132,000                  80,000                  308,000          229,000
------------------------------------------------------------------------------------------------------------------
Total expenses                      2,178,000                 806,000                5,673,000        2,741,000
------------------------------------------------------------------------------------------------------------------

Profit (Loss) from operations         254,000                 (71,000)                (469,000)        (429,000)

Interest income                            --                   2,000                    1,000            9,000
Interest expense                      (14,000)                     --                  (33,000)              --
------------------------------------------------------------------------------------------------------------------
Profit (Loss) from operations
 before provision
   for income taxes                   240,000                 (69,000)                (501,000)        (420,000)

Provision for income taxes                 --                      --                       --               --
------------------------------------------------------------------------------------------------------------------
Net Income (loss)                $    240,000           $     (69,000)         $      (501,000)     $  (420,000)

Basic and diluted Loss
 Per common shares:              $        .01           $         .00          $          (.02)     $      (.02)

Weighted-average number
 of common shares outstanding      22,299,939              19,125,047               20,818,898       18,903,047
------------------------------------------------------------------------------------------------------------------
Net Income (loss)                $    240,000           $     (69,000)         $      (501,000)     $  (420,000)

Other comprehensive operations:
   Foreign currency translation        18,000                      --                   18,000               --
------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)      $    258,000           $     (69,000)         $      (483,000)     $  (420,000)
==================================================================================================================

                 See Notes to Consolidated Financial Statements



                                                                        PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================

                  NINE-MONTH PERIOD ENDED NOVEMBER 30,                               2004                 2003
                                                                                 -----------          -----------
                                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                 $  (501,000)         $ (420,000)

  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                      308,000            229,000
    Reduction in cost of artifacts                                                       3,000              5,000
    Issuance of stock for interest expense                                               6,000
    Issuance of stock in exchange for option                                           247,000                 --
     Issuance of stock for services                                                    277,000            108,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                      (724,000)           (26,000)
      Decrease in prepaid and refundable income taxes                                       --            290,000
      Decrease in prepaid expenses
         and other current assets                                                       27,000             15,000
      Decrease(increase) in other assets                                              (118,000)          (437,000)
      Increase (decrease)in accounts payable and
         accrued liabilities                                                           721,000            (10,000)
      Increase (decrease) in deferred revenue                                               --           (590,000)
                                                                                    -----------        -----------
        TOTAL ADJUSTMENTS                                                              747,000           (415,000)
                                                                                   -----------         -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            246,000           (835,000)
                                                                                   ------------        -----------
Cash flows used in investing activities:
    Purchases of property and equipment                                               (955,000)           (20,000)
     Investment in Salvor-in-Possession Rights                                        (747,000)
                                                                                   ------------        -----------
        NET CASH USED IN INVESTING ACTIVITIES                                       (1,702,000)           (20,000)

Cash flows provided from financing activities:

   Proceeds from Note payable                                                          500,000                  --
   Payment on Note payable                                                             (50,000)                 --
   Proceeds from issuance of common stock                                            1,278,000                  --
                                                                                     -----------        -----------
        NET CASH USED IN FINANCING ACTIVITIES                                        1,728,000                  --
                                                                                     ------------       -----------
Effect of exchange rate changes on cash                                                 18,000                  --
                                                                                     ------------       -----------
       Net (decrease) increase in cash                                                 290,000            (855,000)

Cash and cash equivalents at beginning of period                                       547,000           1,945,000
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                         $   837,000        $  1,090,000
                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the nine-month period for income taxes                          $         -        $          -
                                                                                    ===========         ===========

                       See Notes to Consolidated Financial Statements

                   PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - The accompanying consolidated financial information as of November 30, 2004 and 2003 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2 - Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended November 30, 2004 and 2003 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

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

Note 5 - During the quarter ended August 31 2004, the Company issued 900,000 shares of common stock to two officers in exchange for options these officers held on 1,800,000 shares of common stock at exercise prices ranging from $1.15 to $1.64 per share for terms up to ten years. This exchange was required by its investment banker to permit the sale of the Company's securities in a private placement. The common stock issued for this exchange vests over twenty-four months beginning in August 2004. The value of this exchange was $1,179,000, or $1.31 per share, the market price of the common stock at the time of the transaction.

Note 6 -  On August 18,  2004,  the Company had an initial  closing on a private placement in which $1,514,000 of Units were sold, representing 1,469,892 shares of Common Stock and Warrants to purchase an aggregate of 440,968 shares of Common Stock. The maximum amount that can be funded under this placement (including future closings) is approximately $2,760,000. The net proceeds of this initial funding were $1,278,000 after fees, expenses and other costs. Warrants to purchase 293,978 shares of the Company's common stock were also issued to its investment banking firm that arranged this equity placement. All warrants issued in this offering are exercisable over five years at an exercise price of $1.50 per share. Within this funding, the Company is obligated to file a registration statement under the Securities Act within 45 days of the final closing which was extended to October 24, 2004. In addition, a cash penalty of 1% per month of the gross proceeds is assessed and payable to holder of these securities for each month the registration fails to become effective after 120 days of the final closing or the termination of the offering.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

                              RESULTS OF OPERATIONS

FOR THE QUARTER ENDED  NOVEMBER 30, 2004 VERSUS THE QUARTER  ENDED  NOVEMBER 30,
2003

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED NOVEMBER 30, 2003

During the third quarter and the first nine months of its 2005 fiscal year (the "2005 fiscal year"), the Company's revenues increased approximately 231% from $735,000 to $2,432,000 and 125% from $2,312,000 to $5,204,000, respectively, as compared to the third quarter and the first nine months of its 2004 fiscal year (the "2004 fiscal year"). These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 272% from $631,000 to $2,346,000 during the third quarter and approximately 152% from $2,006,000 to $5,045,000 for the first nine months of the 2005 fiscal year. These significant increases in revenues for these respective periods reflect the direct management by the Company of its Titanic Exhibitions that began in the first quarter of this fiscal year.

Merchandise and other revenue decreased approximately 6% from $84,000 to $79,000, during the third quarter of the 2005 fiscal year as compared to the third quarter of the 2004 fiscal year, and 47%, to $131,000 from $244,000 during the first nine months of the 2005 fiscal year as compared to the first nine months of the 2004 fiscal year. These decreases are attributed to lower sales this fiscal year by the Company of Titanic merchandise sold separately from the exhibitions.

The Company's sale of coal decreased to $7,000 from $20,000, or approximately 65% during the third quarter of the 2005 fiscal year as compared to the third quarter of the 2004 fiscal year, and 55% from $62,000 to $28,000,during the first nine months of the 2005 fiscal year as compared to the first nine months of the 2004 fiscal year. This decrease is attributed to lower exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

The cost of sales of coal and merchandise sold decreased 72% to $11,000 from $40,000 in the third quarter of the 2005 fiscal year as compared to the third quarter of the 2004 fiscal year, and 76% from $131,000 to $31,000,during the first nine months of the 2005 fiscal year as compared to the first nine months of the 2004 fiscal year. These decreases correspond to lower revenues in each period.

The Company incurred exhibition costs of $792,000 and $2,040,000, respectively, for the third quarter and first nine months of the 2005 fiscal year as the Company now conducts its own exhibitions with museum venues and thereby incurs costs for advertising, marketing, promotion as well as installation and de-installation of exhibitry and artifacts. There were no similar costs incurred in the prior respective periods as those costs were borne by the Company's licensee who conducted the Titanic exhibitions.

The Company's general and administrative expenses increased to $1,243,000 from $686,000, or approximately 81% during the third quarter of the 2005 fiscal year as compared to the third quarter of the 2004 fiscal year, and increased to $3,294,000 from $2,381,000, or approximately 38% during the first nine months of the 2005 fiscal year as compared to the first nine months of the 2004 fiscal year. During the 2005 fiscal year, management hired personnel to organize, administer, and manage its own exhibitions.

For the three months ended November 30, 2004, personnel expenses increased approximately 108%, or $269,000, to $519,000 as a consequence of this hiring initiative as compared to the same year ago quarter. Similarly, personnel costs have increased 76%, or $565,000, to $1,305,000 in the nine-month period ended November 30, 2004 as compared to the year ago nine-month period. There were increases in expenses for legal, insurance, conservation and occupancy for the nine month period ended November 30, 2004 that represented the largest portion of the remaining increase in general and administrative expenses.

The Company's depreciation and amortization expenses increased $52,000 or 65% from $80,000 to $132,000, and $79,000, or 35% from $229,000 to $308,000 during the third quarter and first nine months of the 2005 fiscal year, respectively, as compared to the corresponding periods of the 2004 fiscal year. These increases primarily reflect the acquisition of fixed assets during the 2005 fiscal year that includes the five sets of exhibition exhibitry acquired from the Company's former licensee, and additional investments made in fixed assets for its exhibitions.

The Company realized a profit of $254,000 from operations during the third quarter of the 2005 fiscal year as compared to a loss of $71,000 in the same period in fiscal year 2004. Management attributes this profit to higher revenues in the current quarter by conducting its own exhibitions, despite increases in operating and general and administrative expenses. During the first nine months of the 2005 fiscal year the Company experienced a loss from operations of $469,000, as compared to a loss of $429,000 in the corresponding period of the 2004 fiscal year. This increase of $48,000, or 11%, in operating loss is attributed to the loss incurred in the first quarter of this fiscal year as the Company began its transition from a licensor of Titanic artifacts to an operator of the Titanic exhibition tours. The last two quarters of the Company's 2005 fiscal year have benefited from profitable operation of these exhibitions.

There was no interest income for the third quarter and $1,000 for the nine months of the Company's 2005 fiscal year as compared to $2,000 and $9,000 for the corresponding year ago periods. This decrease in interest income is a consequence of lower cash balances being maintained by the Company and the minimal interest earned on the Company's bank accounts. The Company incurred interest expense of $14,000 and $33,000 for the third quarter and first nine months of the 2005 fiscal year. The interest expense is for a shareholder loan of $500,000 that was made in anticipation of the Company's capital needs as it transitioned to the management of exhibitions. There was not any interest expense incurred in the same year ago periods as there were no debt.

A net profit of $240,000 was realized for the three months ended November 30, 2004 as compared to a net loss of $69,000 in the same prior year period. During the first nine months of the 2005 fiscal year the Company experienced a net loss of $501,000, as compared to a loss of $420,000 in the corresponding period of the 2004 fiscal year. Basic income (loss) per common share for the three months and nine months ended November 30, 2004 were $0.01 and ($0.02), respectively, and the weighted average shares outstanding were 22,299,939 and 20,818,898, respectively. The losses per share were .00 and .02 for the same respective periods in fiscal year 2004.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $246,000 for the nine months ended November 30, 2004 as compared to net cash used in operating activities of $415,000 in the same prior year period ended November 30, 2003. This increase in cash provided in operating activities for the current year is primarily attributed to an increase in accounts payable and the issuance of non-cash consideration for expenses and services.

For the nine months ended November 30, 2004, the total cash used in investing activities was $1,702,000 which included acquisition of property and equipment for $955,000 and an investment by the Company in Salvor-in-Possession rights for the expenditures in its seventh expedition to the Titanic wreck site during

August and September of 2004. A significant portion of the property and equipment acquisition was $600,000 expended for the exhibitry purchased from the Company's former licensee to allow the Company to conduct its own Titanic exhibitions. In the prior year, the Company's expenditure of $20,000 of investing activity was for furniture and equipment.

For the nine months ended November 30, 2004, cash provided by financing activities was $1,753,000 that included a private placement of securities and a loan provided by two shareholders. On August 18, 2004, the Company had a closing in a private placement in which $1,514,000 of Units were sold, representing 1,469,892 shares of Common Stock, and Warrants to purchase an aggregate of 440,968 shares of Common Stock. The net proceeds of this funding were $1,278,000 after fees, expenses and other costs. Warrants were also issued to an investment banker who arranged this equity placement, for a right to purchase 293,978 shares of the Company's Common Stock. All warrants issued in this undertaking are exercisable over a five term at an exercise price of $1.50 per share. Within this funding, the Company was obligated to file a registration statement under the Securities Act within 45 days of the final closing that was extended to October 24, 2004. This equity financing was used to supplement the company's working capital needs in its transition to manage and administer its exhibition business. In the prior year period, the Company did not have any financing activities.

The Company's net working capital and stockholders' equity were $1,631,000 and $8,637,000, respectively at November 30, 2004 as compared to $13,000 and $6,004,000, respectively, at February 29, 2004. The Company's working capital ratio was 1.8 at November 30, 2004 an improvement as compared to 1.0 at February 29, 2004.

The Company recently conducted its seventh research and recovery expedition to the Titanic wreck site and was successful in rescuing over 75 important historic artifacts. The Company plans to continue its recovery work by planning future expeditions to the Titanic wreck-site as it intends to maintain its sole and exclusive rights as salvor- in-possession as conferred upon it by the U.S. Federal District Court for the Eastern District of Virginia. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed the Company to rely exclusively on a deep ocean Remotely Operated Vehicle that permitted the expedition to utilize round-the-clock underwater operations. The mission objectives for Expedition 2004, in addition to recovering important historical objects and identifying artifacts for future recovery, were to inspect the wreck-site for alleged harm caused by previous visitors and, if necessary, the Company would establish guidelines for future visitation. During the second and third quarters of fiscal year 2005, the Company spent $747,000 on this expedition that it accounted for as a cost of its Salvor-in-Possession Rights. A previous ruling from the U.S. Federal District Court for the Eastern District of Virginia, which has jurisdiction over the Company's salvor activities, declared that the Company's Salvor-in-Possession Right was its principal asset.

Although no date has been set for an expedition, management continues to plan to undertake a recovery operation to the RMS CARPATHIA to recover objects. As the Company owns this sunken vessel, it is the intent of management to sell and/or exhibit any items recovered.

The Company completed its equity funding in which it raised approximately $1.2 million after costs and expenses. Management expects that it will require additional outside funding to further implement its plans to conduct future exhibitions for both Titanic and other newly developed exhibitions. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that further outside financing will be available when needed upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If such further financing is not available, it could have a detrimental impact on the Company and its businesses.

The exhibition tour agreement license period with Clear Channel Exhibits Inc. ended on April 25, 2004. Prior to the end of that license agreement, the Company purchased for $600,000, payable over two years, all Titanic exhibitry owned by CCE, which included exhibitry for five complete exhibitions of Titanic artifacts.

The Company began its own Titanic Exhibitions in May 2004. Since then the Company has successfully conducted exhibitions in Philadelphia, Pennsylvania, Salt Lake City, Utah, and Manchester, England. The Company's Titanic Exhibitions in Omaha, Nebraska and Shanghai, China ended in September and October 2004, respectively. In addition, the Company began its new prototype "Bodies Revealed" Exhibition in Blackpool, England during August 2004 that ended in October 2004. A second exhibition utilizing this same format will open early the next fiscal year.

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

Interest Rate Risk

The Company's has exposure to market rate risk for changes in interest rates related to our debt financing. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but the Company believes that the impact of these fluctuations does not have a material effect on its financial position due to the short-term nature of any such investments. The Company does have long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ending November 30, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk

The Company from time to time conducts business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar decreases in relation to the foreign currency, the Company's potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended November 30, 2004, the Company did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought, and will continue to seek, to make its financial commitments and understandings based upon the United States Dollar so as to minimize the adverse potential effect of currency fluctuations.

We have assumed risks from operations because we are now directly conducting exhibitions of Titanic Artifacts.

Exhibition Risk

The Company terminated its tour agreement with CCE on April 25, 2004 and is now directly conducting exhibitions of Titanic artifacts with museums and other parties. The Company will no longer receive guaranteed payments from CCE for exhibition of Titanic artifacts. As a result of its direct operations, the Company has incurred substantial expenses for hiring personnel, purchasing exhibitry, transporting artifacts and exhibitry, administrative expense and other costs. The revenues that the Company receives from its exhibitions, if insufficient to offset the Company's overhead, can be expected to have a material adverse effect on the Company's financial position, results of operations and prospects.


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

On August 3, 2004, the Company filed a motion with the United States District Court for the District of Connecticut against a disgruntled former officer, director, and lawyer of the Company. In this motion, the Company alleges that this former officer, director and lawyer secretly spearheaded litigation against the Company, in direct violation of a release and settlement agreement he entered into with the Company in January 2000. If the Company prevails on this motion, it intends to seek substantial damages from the defendant. The final outcome of this matter cannot now be determined.

There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2004.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        The Annual Meeting of the Shareholders of the Company was held on December 10, 2004. Messrs. Arnie Geller, Gerald Couture, Doug Banker and Nick Cretan were elected directors of the Company until their successors are duly elected and qualified. The results of the election were as follows:


                           Voted For          Abstained
Arnie Geller               12,276,146           326,261
Gerald Couture             12,276,148           326,261
Doug Banker                12,283,908           318,500
Nick Cretan                12,283,909           318,500

Kempisty and Company, Certified Public Accountants, P.C. was ratified as the Company's independent certified public accountants for fiscal year 2005 with 12,284,809 shares of common stock voted in favor, 316,501 shares of common stock voted against, 2,000 abstained.

ITEM 5.  OTHER INFORMATION.

(a) None. (b) None.

ITEM 6.  EXHIBITS

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

                                  PREMIER EXHIBITIONS, INC.
                                  (Registrant)



Dated:   January 21, 2005         By:  /s/ Arnie Geller
                                  -------------------------------------------
                                  Arnie Geller, President