Form 10-K
period 2005-02-28
PREMIER EXHIBITIONS, INC.
filed 2005-06-17
CIK 796764

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

     Commission File No. 000-24452

                            PREMIER EXHIBITIONS, INC.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Florida                                               20-1424922
          -------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              3340 Peachtree Rd, NE, Suite 2250, Atlanta, GA 30326
                     Address of principal executive offices

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 1, 2005, was: $30,195,840

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 2005 were:
                                                      NUMBER OF SHARES
            TITLE OF EACH CLASS                        OUTSTANDING

            Common Stock, par value $.0001
            per share                                  22,299,939

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

ITEM 1.  BUSINESS

Overview

         We are in the business of developing and touring museum quality exhibitions. We are known best for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated liner RMS Titanic. The Titanic has continued to captivate the thoughts and imagination of millions of people throughout the world since 1912, when it struck an iceberg and sank in the North Atlantic Ocean, causing the loss of more than 1,500 of the 2,228 lives on board.

         At the present time, we are recognized as the salvor-in-possession of the Titanic wreck. As such, we have the exclusive right to recover items from the Titanic wreck site. Through our explorations, we have obtained oceanic material and scientific data, including still photography and videotape, as well as artifacts from the Titanic wreck site, which lies more than 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland. We utilize this data and the artifacts for historical verification, scientific education and public awareness. These activities generate income for us through touring exhibitions, television programs and the sale of merchandise. We believe that we are in a unique position to present exhibitions of Titanic artifacts. We intend to continue to present exhibitions throughout the world, as demand warrants, in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.

         We believe that we are in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation, and stewardship of the Titanic shipwreck. We possess (but do not own) the largest collection of data, information, images, and cultural materials associated with the shipwreck. Our Titanic exhibitions have toured throughout the world and have been viewed by more than 15 million people.

         We intend to operate our exhibitions through wholly-owned subsidiaries. At this time, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We adopted this holding company structure during October 2004. Prior to that, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc. We plan to conduct additional exhibitions in the future, and we expect that those exhibitions will be conducted through other subsidiaries that we will organize in the future as needed.

         To date, we have generated most of our revenue from activities related to our Titanic exhibitions. Our principal sources of revenue are exhibition tickets sales, merchandise sales, licensing activities and sponsorship agreements. Prior to April 2004, we relied on the services of Clear Channel Communications, Inc. to present our exhibitions. However, we are now solely responsible for our own exhibitions. Currently, we are operating and touring three exhibitions.

Background

         Titanic Ventures Limited Partnership, or TVLP, a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic areas of the Titanic. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea, or IFREMER, which is among the world's largest oceanographic institutes and is owned by the French government, to conduct an expedition and dive to the wreck of the Titanic. Using state-of-the-art technology provided by IFREMER, approximately 60 days of research and recovery operations were performed by TVLP at the Titanic wreck site through the use of a manned submersible named Nautile. Approximately 1,800 objects were recovered during the course of the 32 dives in that expedition. The recovered objects were conserved and preserved by Electricite de France, or EDF, a French government-owned utility. In addition to the recovery of historic objects, the 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs of the wreck site. Although the French government subsequently conveyed title to these artifacts to us, the U.S. District Court for the Eastern District of Virginia has concluded that such conveyance is not valid.

         On May 4, 1993, we acquired all the assets and assumed all the liabilities of TVLP. In June 1993, we successfully completed our second expedition to the Titanic wreck site, during which we recovered approximately 800 artifacts and produced approximately 105 hours of videotape footage during the course of fifteen dives. In July 1994, we recovered more than 1,000 objects and produced approximately 125 hours of videotape footage during our third expedition to the Titanic wreck site. In August 1996, we again recovered numerous objects and produced approximately 125 hours of videotape footage during our fourth expedition to the Titanic wreck site. In August 1998, we recovered numerous objects and produced approximately 350 hours of videotape footage during our fifth expedition to the Titanic wreck site. Among the highlights of our 1998 expedition were the successful recovery of the "Big Piece," a section of the Titanic's hull measuring approximately 26 feet by 20 feet and weighing approximately 20 tons, and extensive mapping of the Titanic and portions of the wreck site through the capture of thousands of high-resolution color digital photographs.

         Our 1987, 1993, 1994, 1996, and 1998 Titanic expeditions were completed by charter agreements with IFREMER. The objects recovered during those expeditions were ultimately transported to a privately-owned conservation laboratory in France for restoration and preservation in preparation for exhibition, except for several objects conserved by EDF that were recovered in 1987 and the "Big Piece," which went through its conservation process in the United States. All of the artifacts not on exhibition are either in conservation or housed in our storage facility in Atlanta, Georgia.

         In March 1999, we entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc., pursuant to which SFX was granted an exclusive worldwide license to exhibit Titanic artifacts. This license agreement later transferred to Clear Channel Communications, Inc., the successor to SFX. In April 2004, we elected not to renew this agreement so that we could begin to develop and market Titanic exhibitions on our own. In addition, we acquired all of the display equipment necessary for the Titanic exhibition from Clear Channel Communications for an aggregate cost of $600,000.

         During July and August of 2000, we conducted an expedition to the Titanic wreck site. During this expedition, we utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, which provided us with the research vessel Akademik Mstislav Keldysh and two manned submersibles, the MIR-1 and the MIR-2. This expedition consisted of a total of twenty-eight dives over a four-week period and resulted in the recovery of more than 900 objects from the wreck site, as well as the discovery of a new debris field. Among the artifacts recovered during this expedition were the ship's wheel and stand, nine leather bags containing more than 100 objects, the whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Also recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, a bowler hat, a first class demitasse and dinner plate, a base for a cherub (likely from the ship's grand staircase), as well as gilded wood from a balustrade.

         In May 2001, we acquired ownership of the wreck of the RMS Carpathia, which was sunk during World War I off the coast of Ireland. This ship rescued more than 700 of the Titanic's survivors. We intend to utilize the RMS Carpathia in our future business activities by salvaging objects from the wreck, which shall be used for exhibition and/or sold to collectors, and by exploring the production of television documentaries. At the present time, however, we have no expedition to the RMS Carpathia planned.

         We recently conducted our seventh expedition to the Titanic wreck site and were successful in recovering more than 75 important historic artifacts. We plan to continue recovery work in the future by planning expeditions to the Titanic wreck-site. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed us to rely exclusively on a deep ocean remotely operated vehicle, or ROV, that permitted the expedition to utilize round-the-clock underwater operations. This expedition ended on September 9, 2004 with the recovery of 75 historic artifacts from the Titanic wreck site. In addition, a new debris field was discovered that included remnants from the first class a la carte restaurant.

         Our executive offices are located at 3340 Peachtree Road, NE, Suite 2250, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain a web site located at www.premierexhibitions.net. Information on our website is not part of this prospectus.

Exhibitions

         We generate a substantial portion of our revenue by presenting exhibitions of Titanic artifacts. We estimate that more than fifteen million people throughout the world have attended our exhibitions. We have exhibits that are currently on display in Philadelphia, Pennsylvania, Salt Lake City, Utah, and Manchester, England. Two successful exhibitions recently concluded in Shanghai, China and Omaha, Nebraska. We expect to continue conducting Titanic exhibits in North America and throughout the world.

         From August to early October 2004, we previewed in the United Kingdom our newest exhibition Bodies Revealed, which is a scientific human anatomy exhibition of museum quality. This new exhibition presents to patrons a fascinating examination of the human body made available for public viewing through a process known as polymer preservation. We plan to eventually operate several Bodies Revealed exhibitions that are now in various stages of development.

Donation Initiative

         In keeping with our desire to conserve Titanic artifacts for history and keep the collection of artifacts together, we are exploring the possibility of donating our Titanic artifacts to a charitable institution. Doing so might also be in our best financial interests, as it could clarify and finalize the ownership of the artifacts. In the event we donate the artifacts that we have recovered from the Titanic, we will seek a long-term lease back arrangement from the recipient of the artifacts pursuant to which we would continue to exhibit the artifacts and continue to salvage the Titanic wreck and wreck site. At this time, however, we have not undertaken any affirmative action with respect to donating our Titanic artifacts.

Merchandising

         We earn revenue from the sale of Titanic merchandise, such as catalogs, posters and jewelry. We have a contractual relationship with Events Management, Inc., which is an unaffiliated company that operates gift shops at exhibitions and other locations. Events Management sells our Titanic merchandise at exhibitions, as well as through its web site and its other distribution channels. In connection with these sales, we receive 10% of the gross sale proceeds. We also receive license fees from Events Management for the use of our names and logos. We also sell merchandise directly to the public, and we plan to begin distributing a catalog of our merchandise in the near future, with the hope that we can develop new revenues from the sales of merchandise through catalogs. Finally, we have produced a high quality, high content Titanic exhibition catalog, which we sell at exhibitions through Events Management.

Marketing

         We have developed several retail products utilizing coal recovered from the Titanic, which has been incorporated into jewelry. We intend to continue developing such products to increase our merchandising revenues. We also intend to pursue the direct marketing of merchandise and our video archives through our web site and through third parties.

Expeditions to the Titanic

         With the depth of the Titanic wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, we are dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the site. In our 1987, 1993, 1994, 1996, and 1998 expeditions, we entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel Nadir, recovery efforts were undertaken through the manned submersible Nautile. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as Robin, controlled by crewmen on board the Nautile. The dive team had the capability of retrieving heavy objects, such as a lifeboat davit weighing approximately 4,000 lbs. and fragile objects weighing only a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the depth of the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible. The Nautile and Robin were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with our 1987, 1993, 1994, 1996, 1998, 2000, and 2004 expeditions to the wreck site, we engaged maritime scientists and other professional experts to assist in the exploration and recovery efforts.

         Our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the "open weather window" for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with the Nautile through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To our knowledge, no other manned submersible with the capability of reaching the depth of the Titanic is presently commercially available, however there are a number of remote operated vehicles available for hire. Based upon our experience with the 2004 expedition, remote operated vehicles are a viable and more efficient alternative to manned submersibles. The availability of remote operated vehicles has substantially increased our flexibility in chartering for future expeditions.

Restoration and Conservation of Titanic Artifacts

         Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than 90 years, objects have been subjected to the corrosive effects of chlorides present in seawater. The restoration of many of the metal, leather, and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Some of the artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, the French government-owned utility. Except for un-restored artifacts that are currently being exhibited, many of the artifacts recovered from the 1987, 1993, 1994, 1996 and 1998 expeditions have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France. When not being exhibited or not being conserved at other conservation facilities, almost all of our Titanic artifacts are housed in our conservation and warehouse facility located in Atlanta, Georgia.

Science and Archaeology Related to the Titanic

         The Titanic was a great luxury liner, which bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. With the exception of adventure tourism, we believe that all of these purposes are legitimate and beneficial to society. We also believe that the multiple values of Titanic and its status as a social and cultural icon demand the perspectives of many experts in scientific interpretation and stewardship of the site.

         We believe we are in the best position to provide for archaeological survey, scientific interpretation, and stewardship of the Titanic shipwreck. We possess the largest collection of data, information, images, and cultural materials associated with the shipwreck. We have developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research, and resource management to aid in stewardship of the Titanic wreck site.

         We intend to work with the U.S. government to present our collection of knowledge and cultural materials to researchers, educators, and other audiences in the form of scientific reports, associated interactive website, and other intellectual products that advance our purposes. Revenues from the sale of these intellectual products are expected to at least meet the total production costs. The scientific reports will integrate the results of all expeditions to the Titanic wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the Titanic, which will assist in determining future products in research, materials conservation and education. The interactive website will present this scientific knowledge as well as its entire collection of cultural materials.

RMS Carpathia

         In May 2001, we acquired ownership of the wreck of the RMS Carpathia, which was sunk in during World War I off the coast of Ireland. This ship rescued more than 700 of the Titanic's survivors. We intend to utilize the RMS Carpathia in our future business activities by salvaging objects from the wreck, which shall be used for exhibition and/or sold to collectors, and by exploring the production of television documentaries. We plan to conduct a research and recovery operation at the Carpathia wreck site in the future. At the present time, no definitive schedule has been set for this endeavor.

Competition

         The entertainment and exhibition industries are intensely competitive. Given our limited capital resources, there can be no assurances that we will be able to compete effectively. Many enterprises with which we will be competing have substantially greater resources than we do. Additionally, following the success of the motion picture "Titanic" in December 1997, a number of entities have undertaken, or announced an intention to offer, exhibitions or events with the theme of Titanic or involving memorabilia related to its sinking. Although we are the only entity that exhibits artifacts recovered from the wreck site of the Titanic, competition may be encountered from these exhibitions or events for the consumer's interest in Titanic or our Titanic exhibitions. We intend to compete with other entities based upon the mass appeal of our planned exhibits to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. We intend to emphasize the unique and distinctive perspective of the Titanic in our exhibits and as the only entity that has ownership rights to objects recovered from the wreck site.

         The success of our merchandising efforts will depend largely upon the consumer appeal of our merchandise and the success of our exhibitions. We believe that our merchandise will compete primarily because of both its unique character and quality.

Employees

         As of June 15, 2005, we had fourteen full-time employees. We are not a party to any collective bargaining agreement and we believe that our relations with are employees are good.

Environmental Matters

         We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. It is undetermined, at the present time, what environmental laws may need to be complied with should we undertake an expedition to the RMS Carpathia. We do not anticipate that the costs to comply with such laws and regulations will have any material effect on our capital expenditures, earnings, or competitive position.

Description of Properties

         We have our principal executive offices located at Tower Place, 3340 Peachtree Road N.E., Suite 2250, Atlanta, Georgia. This space of approximately 4,706 square feet is used for management, administration, and marketing for our operations. The lease for our principal executive offices commenced in April 2000 and was amended on August 8, 2003, when the term was extended until February 29, 2008. The amended lease provides for base lease payments of $110,591 annually with a 2.5% annual adjustment thereafter.

         We also have a thirty-eight month lease obligation that commenced November 1, 2001 for approximately 10,080 square feet of space at an undisclosed location (for security purposes) in Atlanta, Georgia. This facility is used for conservation, restoration, and storage of Titanic artifacts. The monthly rent is $6,720 through December 31, 2004. On October 6, 2004 we extended this lease for an additional three years with monthly payments of $6,855 for the first year beginning January 1, 2005, with 2% increases for each of the second and third years.


ITEM 3.  LEGAL PROCEEDINGS

Status of International Treaty Concerning Titanic Wreck
-------------------------------------------------------

         The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. This treaty could impair our salvor-in-possession rights to the Titanic. We have raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize our existing rights in the Titanic. The treaty becomes effective when any two parties sign it. At this time, both the United Kingdom and the U.S. have signed the treaty, so it has become effective. However, Congress has not yet adopted implementing legislation for the treaty, so the treaty is not yet operative under U.S. law.

         On April 3, 2000, we filed a motion for declaratory judgment in United States Federal District Court asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is now in effect; but it is not yet operative because Congress has not adopted implementing legislation, so it is not yet time for us to consider re-filing our motion. We expect that whatever the outcome of this matter, there will be no impact as to artifacts that we have already recovered; but we do not know what effect, if any, this treaty will have on our future operations with respect to the Titanic.

Status of Salvor-in-Possession and Interim Salvage Award Proceedings
--------------------------------------------------------------------

         On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court in our ongoing salvor-in-possession case. These orders, dated September 26, 2001 and October 19, 2001, restricted the sale of the artifacts we recovered from the Titanic wreck site. In its opinion, the U.S. Court of Appeals for the Fourth Circuit declared ambiguous the June 1994 order of the district court that had awarded ownership to us of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as we remained salvor-in-possession. Having found the June 1994 order to be ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. We petitioned the U.S. Supreme Court to hear our appeal of the April 12, 2002 decision of the court of appeals, however, our petition was denied on October 7, 2002.

         On May 17, 2004, we appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, we informed the court that the U.S. government had declined our proposal to transfer our salvor-in-possession rights to the government. We confirmed our intent to retain our salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, we stated our intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the French government granted us all artifacts recovered from the wreck site during the 1987 expedition. The court also held that we will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the Titanic artifacts.

         We have appealed the July 2, 2004 Court Order, which appeal is now pending in the U.S. Court of Appeals for the Fourth Circuit. The court granted a stay of proceedings on August 2, 2004 that will indefinitely delay the interim salvage award trial.

Other Legal Proceedings
-----------------------

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

         On May 3, 2001, the Company was served with a lawsuit in Superior Court in the State of California which later was removed to the United States District Court for the Central District of California by Westgate Entertainment Corporation, a California corporation, and its wholly owned subsidiary, Weyland & Chase Engineering, NV, a Netherlands Antilles corporation. The complaint claims that on January 18, 2000, the plaintiffs entered into oral five year, "pay or play" contracts of $200,000 per year for Westgate Entertainment and $100,000 per year for Weyland & Chase. Westgate Entertainment further claimed the Company agreed to pay or provide other additional consideration. The Central District Court entered an order denying the Company's motion for summary judgment. In July 2002, the matter was settled between the parties whereby the Company agreed to pay $388,000 over a thirty-month period, releases were exchanged and certain restrictive covenants were agreed upon, among other considerations. Subsequently, we agreed to extend the payments over a forty-two month period.

         On April 25, 2002, we were served with a lawsuit filed by Lawrence D'Addario, in the U.S.District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The lawsuit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by our company and some of our officers, directors and shareholders. On April 23, 2004, the court dismissed the lawsuit. On May 24, 2004, we received notice that the plaintiff had appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. On February 24, 2005 the appellate court partially affirmed and partially vacated the dismissal of the case. It remanded back to the district court for trial the one derivative count alleging that certain of the officers and directors breached their fiduciary duties to the company. Trial of this matter is currently scheduled to begin on July 25, 2005.

         On March 22, 2004, we were served with a lawsuit filed by David Shuttle and Barbara Shuttle in the U.S. District Court for the Middle District of Florida. The suit seeks to recover damages to the plaintiffs and to all minority shareholders allegedly caused by alleged breaches of fiduciary duties by some of our directors and officers in connection with an alleged hostile takeover in November 1999. On March 1, 2005, the court issued an order granting the plaintiffs' motion to certify this matter as a class action. The class is defined as all persons who owned shares of RMS Titanic, Inc. as of November 26, 1999 but who were not members of the group of shareholders who voted to remove previous officers and directors from their positions with the company. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for us, but we intend to vigorously defend ourselves in this matter, and we expect to seek recovery of all costs and expenses in defending this litigation from the plaintiffs once this matter is adjudicated.

         On May 10, 2001, we received a subpoena duces tecum from the Securities and Exchange Commission requesting various documents relating to, among other things, the change in control that occurred during November 1999; any solicitations that may have been made without a written proxy statement of a filing; the purchase of our common stock by certain shareholders; the accuracy of our financial statements; information about our accounting procedures and controls; documents about our subsidiaries; and other information about consulting agreements, communications with certain individuals, employment of officers, and other company matters. We complied with the subpoena. On November 22, 2004, the staff of the Securities and Exchange Commission informed us that the investigation was terminated and that no action was recommended against our company to the Securities and Exchange Commission.

         On August 3, 2004, we filed a motion with the U.S. District Court for the District of Connecticut against a former officer, director and lawyer of the company. In this motion, we alleged that this former officer, director and lawyer secretly spearheaded litigation against us, in direct violation of a release and settlement agreement that he entered into with us in January 2000. On May 12, the court denied our motion, but, noting the good faith basis for our claim, refused to grant the defendant any award of attorneys' fees or costs.

         On December 3, 2004 we filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio against Gunther Von Hagens, doing business as Body Worlds. We alleged that the defendant unfairly interfered with our ability to conduct a Bodies Revealed Exhibition in Cleveland, Ohio. On February 16, 2005, Mr. Von Hagens, through his company Plastination, Inc., served us with a lawsuit in the United States District Court for the Northern District of Ohio in which he alleges that we violated his intellectual property rights with respect to our

Bodies Revealed Exhibition. In order to reduce litigation costs we decided to consolidate the litigation. We voluntarily dismissed without prejudice our initial lawsuit filed in Cuyahoga County and we filed those same claims as a counterclaim in the Plastination, Inc. lawsuit pending in federal court. No trial date has been set at this time and no determination can be made at this time as to the likely outcome of these matters or what the consequences could be for us, but we intend to vigorously defend ourselves against the claims of Plastination, Inc. and we likewise intend to vigorously prosecute the counterclaim.

         On May 13, 2005, John Glassey and Donna Andersen filed a complaint against our wholly owned subsidiary, RMS Titanic, Inc. in the Superior Court of New Jersey, Atlantic Division. The plaintiffs alleged that RMS Titanic, Inc. owes them $9,900 plus interest, costs and fees for breach of a contract. No trial date has been set at this time and no determination can be made at this time as to the likely outcome of this matter but we dispute the claim and will defend ourselves at trial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of the Shareholders of the Company was held on December 10, 2004. Messrs. Arnie Geller, Gerald Couture, Doug Banker and Nick Cretan were elected directors of the Company until their successors are duly elected and qualified. The results of the election were as follows:

                                                  Shares
                                                   Voted
                                                    For
                                Arnie
                                Geller          12,276,146
                                --------------------------
                                Gerald
                                Couture         12,276,148
                                --------------------------
                                Doug Banker     12,283,908
                                --------------------------
                                Nick Cretan     12,283,909
                                --------------------------

         Also at that Annual Meeting, Kempisty and Company, Certified Public Accountants, P.C. was ratified as the Company's independent certified public accountants for fiscal year 2005 with 12,284,809 shares of common stock voted in favor and 316,501 shares of common stock voted against.

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

                                  COMMON STOCK

FISCAL PERIOD                          HIGH                         LOW
                                       BID                          BID
                                      -----                       ------
2005
1st Quarter ending 5/31/04        $   2.48                     $   0.97
2nd Quarter ending 8/31/04            1.48                         1.02
3rd Quarter ending 11/30/04           1.18                         0.77
4th Quarter ending 2/28/05            1.25                         0.57

2004
1st Quarter ending 5/31/03            0.49                         0.04
2nd Quarter ending 8/31/03            0.45                         0.20
3rd Quarter ending 11/30/03           0.30                         0.21
4th Quarter ending 2/29/04            1.90                         0.26


2003
1st Quarter ending 5/31/02            0.35                         0.15
2nd Quarter ending 8/31/02            0.29                         0.19
3rd Quarter ending 11/30/02           0.29                         0.09
4th Quarter ending 2/28/03            0.14                         0.05

Common Stock

     On June 10, 2005 there were approximately 2,300 stockholders of record of common stock.

     The Company has not paid or declared any dividends upon its common stock since its inception, and intends to reinvest earnings, if any, in the Company for future growth. Accordingly, the Company does not contemplate or anticipate paying any dividends upon its common stock in the future.

     The following is a summary of securities authorized for issuance under equity compensation plans as of February 28, 2005:


    ----------------------------------------- --------------- ----------------- ---------------------
                                                                                     Number of
                                                                                     securities
                                                Number of                       remaining available
                                               shares to be                     for future issuance
                                               issued upon        Weighted          under equity
                                               exercise of       average of      compensation plans
                                               outstanding     exercise price        (excluding
                                                 options,      of outstanding        securities
                                               warrants and       options,      reflected in column
                                                  rights        warrants and            (a)
                                                   (a)             rights               (c)
                                                                     (b)
    ----------------------------------------- --------------- ----------------- ---------------------
      Equity compensation plans                     --               --                  --
     approved by security holders
    ----------------------------------------- --------------- ----------------- ---------------------
      Equity compensation plans not
     approved by security holders             2,350,000            $0.36              550,000
    ----------------------------------------- --------------- ----------------- ---------------------
                                       Total  2,350,000            $0.36              550,000
    ----------------------------------------- --------------- ----------------- ---------------------

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected financial data have been derived from the Company's Financial Statements that have been audited by independent certified public accountants. The financial statements as of February 28, 2005, February 29, 2004, and February 28, 2003 and for each of the three years in the period ended February 28, 2005 is included elsewhere in this Form 10-K.


YEAR ENDED FEBRUARY 28(29)              2001          2002         2003             2004               2005
----------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
(In thousands, except per share
   and weighted average shares)

   Revenues:
     Continuing operations            $5,699        2,768           2,861            2,864            6,857
     Discontinued operations              14          504              --              --                --

  Net income (loss)
      Continuing operations            $  36       (7,260)           (827)          (1,088)          (1,475)
      Discontinued operations            (88)        (168)             --               --               --
      Gain on sale                                    644

Income (loss) per share:
 Continuing operations                 $  --         (.38)           (.04)            (.06)            (.07)
 Discontinued operations                  --           --              --               --               --

   Weighted average number of
   common shares
   outstanding                    16,732,991   18,058,573   18,615,294          18,960,047       20,818,898


FEBRUARY 28(29)                      2001           2002         2003           2004           2005
-------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  (In thousands)
   Total Assets                   $ 15,002        8,839        8,399         7,253         10,764
   Long Term Obligations                --           --           --            --             --
  Total Liabilities               $  2,251        1,497        1,849         1,249          3,085
   Shareholders' Equity           $ 12,751        7,342        6,550         6,004          7,679


Selected Quarterly Financial Information (unaudited)
          (in thousands, except per share data)

                  Period ended                       5/31/04    8/31/04     11/30/04    2/28/05
----------------------------------------------------------------------------------------------------
     Revenues:                                     $   391      $2,381      $2,432        $ 1,653

     Expenses:                                       1,263       2,232       2,178          2,263

     Net income (loss):                               (875)        134         240           (974)

     Net income (loss) per share:                     (.05)        .01         .01           (.04)



             Period ended                          5/31/03    8/31/03     11/30/03    2/29/04

----------------------------------------------------------------------------------------------------
     Revenues:                                      $   836     $    741    $  735        $  552

     Expenses:                                        1,113          822       806         1,220

     Net income (loss):                                (273)         (78)      (69)         (668)

     Net income (loss) per share:                      (.01)          --        --          (.05)



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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2005 AS COMPARED
TO YEAR ENDED FEBRUARY 29, 2004

         During its fiscal year ended February 28, 2005, the Company's revenues increased to $6,857,000 from $2,864,000 in the fiscal year ended February 29, 2004. This increase of approximately 139% as compared to the prior fiscal year is primarily a result of an increase of $3,643,000 in the Company's exhibition and related merchandise sales. We believe that these significant increases in revenues for these respective periods reflect our direct management of our Titanic exhibitions, which began during the first quarter of fiscal year 2005.

         Merchandise and other revenue increased approximately 326% from $119,000 to $507,000, during the fiscal year 2005 as compared to the fiscal year 2004. These increases are attributed to higher sales of Titanic merchandise sold separately from the exhibitions during fiscal year 2005.

         The Company's revenue from the sale of coal decreased from $68,000 to $30,000 or approximately 56% during the 2005 fiscal year as compared to the 2004 fiscal year. This decrease is attributed to lower exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

         The cost of sales of merchandise sold increased 134% to $257,000 from $110,000 in the fiscal year 2005 as compared to the fiscal year 2004. This increase was the result of higher revenues of merchandise during the 2005 fiscal year.

         We incurred exhibition costs of $2,891,000 for the fiscal year 2005 as we now conduct our own exhibitions with museum venues and thereby incur costs for advertising, marketing, promotion as well as installation and de-installation of exhibitry and artifacts. There were no similar costs incurred in the prior fiscal year 2004 as those costs were borne by our licensee who conducted our Titanic exhibitions.

         General and administrative expenses of the Company increased $995,000, or approximately 23%, from $3,402,000 in 2004 fiscal year to $4,397,000 in the 2005 fiscal year. During fiscal year 2005, we hired personnel to organize, administer, and manage our exhibitions. Increases in expenses for legal, insurance, conservation and occupancy for fiscal 2005 represented the largest portion of the remaining increase in general and administrative expenses.

         The Company's depreciation and amortization expenses increased to $378,000 from $253,000, or 49%, during the 2005 fiscal year as compared to the 2004 fiscal year. These increases primarily reflect the acquisition of fixed assets during fiscal year 2005, including the five sets of exhibition exhibitry acquired from our former licensee, as well as additional investments made in fixed assets for our exhibitions.

         The Company's loss from operations decreased to $1,075,000 in the 2005 fiscal year as compared to $1,097,000 in the 2004 fiscal year, a decrease of approximately 2%. This operating loss is primarily attributed to the losses incurred from the transition from being a licensor of Titanic artifacts to a direct operator of Titanic exhibitions.

         Interest income for the 2005 fiscal year amounted to $2,000 as compared to $9,000 in the prior fiscal year. This decrease in interest income is a consequence of maintaining lower cash balances and the minimal interest earned on our bank accounts. We incurred interest expense of $46,000 and $-0- for the fiscal year 2004. The interest expense is for a shareholder loan of $500,000 that was made in anticipation of our capital needs during our transition to the direct management of our exhibitions. There was no interest expense incurred during the corresponding fiscal year 2004, as we had no debt.

         The Company's loss from operations before provision for income taxes was $1,475,000 in fiscal year 2005 as compared to a loss from operations of $827,000 in the 2004 fiscal year. There was no provision for income taxes in either fiscal year. Basic and diluted earnings (loss) per common share were $(.07) and $(.02), respectively, for the 2005 and 2004 fiscal years. The weighted average common shares outstanding were 20,818,898 and 18,960,047 for the 2005 and 2004 fiscal years, respectively.

         As we begin to more efficiently manage our exhibitions, we expect our operations to become more profitable. In addition, as we have been able to devote less time to litigation, we have been able to focus on opportunities for future growth of our business. We are optimistic that our plans to become a major exhibitor of premier exhibitions can develop quickly with our present strategy.

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


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $595,000 for fiscal year ended February 28, 2005 as compared to net cash used in operating activities of $1,377,000 for the fiscal year ended February 29, 2004. This increase in cash provided in operating activities for the current year is primarily attributed to an increase in accounts payable and the issuance of non-cash consideration for expenses and services.

         For the fiscal year ended February 28, 2005, the total cash used in investing activities was $1,613,000, which included acquisition of property and equipment for $964,000 and an investment in our salvor-in-possession rights for the expenditures for our seventh expedition to the Titanic wreck site during August and September of 2004. $600,000 of the expense for property and equipment was expended in connection with the purchase of exhibitry to allow us to conduct our own Titanic exhibitions. For the year ended February 29, 2004, we spent $21,000 on furniture and equipment.

         For the fiscal year ended February 28, 2005, cash provided by financing activities was $1,703,000, which included a private placement of securities in August 2004 and a loan provided by two shareholders.

         We closed a private placement in which we sold 1,469,927 shares of common stock and warrants to purchase 441,003 shares of common stock for aggregate consideration of $1,514,000. The net proceeds of the private placement were $1,278,000 after fees, expenses and other costs. In connection with the private placement, we issued warrants to purchase 293,985 shares of common stock to our placement agent. All of the warrants issued in the private placement are exercisable over a five-year term at an exercise price of $1.50 per share. The private placement was used to supplement our working capital needs. During fiscal year 2004, we did not have any comparable financing activities.

         Our net working capital and stockholders' equity were $857,000 and $7,679,000, respectively at February 28, 2005 as compared to $13,000 and $6,004,000, respectively, at February 29, 2004. Our working capital ratio was
1.3 at February 28, 2005, as compared to 1.0 at February 29, 2004.

         We recently conducted our seventh research and recovery expedition to the Titanic wreck site and successfully recovered more than 75 historic artifacts. We plan to continue our recovery work by planning future expeditions to the Titanic wreck-site, as we intend to maintain our sole and exclusive rights as salvor-in-possession. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and, for the first time, allowed us to rely exclusively on a deep ocean remotely operated vehicle that permitted the expedition to conduct round-the-clock underwater operations.

         The mission objectives for Expedition 2004, in addition to recovering important historical objects and identifying artifacts for future recovery, were to inspect the wreck-site for possible harm caused by previous visitors in order to determine whether we need to establish guidelines for future visits. During fiscal year 2005, we spent $879,000 on Expedition 2004, which is accounted for as a cost of our salvor-in-possession rights. A federal district court has ruled that our salvor-in-possession rights are our principal assets.

         Although no date has been set for an expedition, we continue to plan to undertake a recovery operation to the RMS Carpathia to recover objects. As we own this wreck, we intend to sell and/or exhibit any items recovered.

         Although we have recently completed a private placement in which we raised approximately $1.2 million after costs and expenses, we expect that we will require additional outside funding to further implement our plans to conduct future exhibitions for both Titanic and other newly developed exhibitions.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described below.

Impairment of assets held for use
---------------------------------

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

Probability of litigation outcomes
----------------------------------

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

Exchanges of Nonmonetary Assets
-------------------------------

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153) which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation
---------------------------------------

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Financial Accounting Standard No. 95, "Statement of Cash Flows", SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects the adoption of SFAS 123(R) will not have a material impact on its net income and earnings per share.


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

         The Company does not have sufficient working capital to meet its needs for the next twelve months. The exhibition tour agreement with CCE expired on May 29, 2004 with the closing of the Tampa exhibition. Management expects that it will require additional outside funding to implement plans to conduct its own exhibitions that have begun in May 2004. Previously, the Company relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that this outside financing can be made available upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If the required financing is not available, it could be seriously detrimental to the Company and its business.

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

Stock price volatility.

         The market price of shares of the Company's common stock has been volatile, ranging in closing price between $0.57 and $2.48 during the last twelve months with a June 1, 2005 closing price of $1.92. The price of the Company's common stock may continue to fluctuate in response to a number of factors, such as:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets at February 29, 2004
         and February 28, 2005                                              F-2

Consolidated Statements of Operations
         for the years ended February 28(29), 2003, 2004 and 2005           F-3

Consolidated  Statements of Stockholders' Equity
for the years ended February 28(29), 2003, 2004 and 2005                    F-4

Consolidated  Statements of Cash Flows for the years ended
February 28(29), 2003, 2004 and 2005                                        F-5

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


                                    PART III

ITEM 10.  THROUGH 14.

         All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report under Item 1 under the caption "Executive Officers" is incorporated by reference to Premier Exhibitions' Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Report on Form 10-K:

(a) Financial Statements. The following financial statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets at February 29, 2004
         and February 28, 2005                                              F-2

Consolidated Statements of Operations
         for the years ended February 28(29), 2003, 2004 and 2005           F-3

Consolidated  Statements of Stockholders' Equity
for the years ended February 28(29), 2003, 2004 and 2005                    F-4

Consolidated  Statements of Cash Flows for the years ended
February 28(29), 2003, 2004 and 2005                                        F-5

Notes to Consolidated Financial Statements                                  F-7

(b) Reports on Form 8-K during the fiscal year ended February 28, 2005

Date of event:             February 9, 2005
Item(s) reported:          2.02, 7.01, 9.01

Date of event:             October 14, 2004
Item(s) reported:          9.01

Date of event:             October 14, 2004
Item(s) reported:          8.01, 9.01

Date of event:             May 6, 2004
Item(s) reported:          5

Date of event:             April 20, 2004
Item(s) reported:          5

Date of event:             April 20, 2004
Item(s) reported:          5

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

10.51    Amendment to Employment Agreement dated April 10, 2004 between the Company and Gerald Couture.(*5)

10.52    Sixth  Amendment  to  Exhibition  Tour  Agreement,  dated May 26,  2004  between  the  Company  and Clear  Channel
         Entertainment Exhibits, Inc.(*5)

10.53    The Company's 2004 Stock Option Plan and form of stock option.(*5)

10.54    Employment Agreement dated August 4, 2003 between the Company and Tom Zaller. (*5)

99       Code of Ethics(*6)

(*1)     Incorporated hereby by reference to Form 10-K for year ended February 29, 2000
(*2)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2001
(*3)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2002
(*3.1)   Incorporated hereby by reference to Form 8-K filing of April 17, 2002.
(*3.2)   Incorporated hereby by reference to Form 8-K filing of April 30, 2002.
(*3.3)    Incorporated hereby by reference to Form 8-K filing of July 16, 2002.
(*4)     Incorporated hereby by reference to Form 10-K for year ended February 28, 2003
(*5)     Incorporated hereby by reference to Form 10-K for year ended February 29, 2004
(*6)     Filed herewith


         Additional Exhibits:

               21   Subsidiaries of the Company

               31(a) Certificate of Company's Chief Executive  Officer  required by Section 302 of the Sarbanes-Oxely Act of 2002

               31(b) Certificate of Company's Chief Financial  Officer  required by Section 302 of the Sarbanes-Oxely Act of 2002

               31(a) Certificate of Company's Chief Executive  Officer and Chief
                     Financial   Officer   required   by  Section   906  of  the
                     Sarbanes-Oxely Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER EXHIBITIONS, INC.

June 14, 2004                           By: /s/ Arnie Geller
                                            ---------------------------------
                                            Arnie Geller, President and Chief
                                                          Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:


/s/ Arnie Geller                                     June 14, 2005
-----------------------------
Arnie Geller, President,
Chief Executive Officer, Director


/s/ Gerald Couture                                   June 14, 2005
-----------------------------
Gerald Couture, Vice President, Chief
Financial Officer, Secretary,
Director


/s/ Nick Cretan                                      June 14, 2005
-----------------------------
Nick Cretan, Director


/s/ Doug Banker                                      June 14, 2005
-----------------------------
Doug Banker, Director

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2005

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Report of  Independent Registered Public Accounting Firm                     F-1


Consolidated Financial Statements:

   Consolidated Balance Sheets at February 29, 2004 and February 28, 2005    F-2

   Consolidated Statements of Operations for the
    Years Ended February 28, 2003, February 29, 2004 and February 28, 2005   F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
    February 28, 2003, February 29, 2004 and February 28, 2005               F-4

   Consolidated Statements of Cash Flows for the Years Ended
    February 28, 2003, February 29, 2004 and February 28, 2005         F-5 - F-6

   Notes to Consolidated Financial Statements                         F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Premier Exhibitions, Inc.


We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.



Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

June 14, 2005



                                                                                         PREMIER EXHBIITIONS, INC. AND SUBSIDIARIES


                                                                                                        CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      February 29,         February 28,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             2004                 2005
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                             $ 547,000      $     1,258,000
  Accounts receivable                                                                     353,000            1,057,000
  Prepaid and refundable taxes                                                            221,000              222,000
  Prepaid expenses and other current assets                                               141,000            1,405,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                              1,262,000            3,942,000

Artifacts owned, at cost (Note 2)                                                       4,479,000            4,476,000
Salvor's lien                                                                               1,000                1,000
Salvor-in-Possession Rights                                                                     -              879,000
Property and Equipment, net of accumulated depreciation
 of $1,754,000 and $1,976,000, respectively (Note 3)                                      747,000              738,000
Other Assets                                                                              764,000              728,000
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                   $  7,253,000      $    10,764,000
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities (Note 4)                                  $  1,249,000      $     1,660,000
  Deferred revenue                                                                             --            1,000,000
  Note Payable - stockholder                                                                   --              425,000
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         1,249,000            3,085,000
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 & 9)

Stockholders' Equity: (Note 6)
  Common stock - $.0001 par value; authorized 30,000,000 shares,
   issued and outstanding 19,125,047 and 22,299,937 shares, respectively                    2,000                2,000
  Additional paid-in capital                                                           17,192,000           20,316,000
  Accumulated deficit                                                                 (11,190,000)         (12,665,000)
  Accumulated other comprehensive income                                                        -               26,000
      Stockholders' equity                                                              6,004,000            7,679,000

------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                     $  7,253,000      $    10,764,000
====================================================================================================================================


                                                                                                   See Notes to Financial Statements


                                                                                         PREMIER EXHBIITIONS, INC. AND SUBSIDIARIES

                                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  February 28,      February 29,       February 28,
Year ended                                                                               2003              2004               2005
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Exhibitions and related merchandise sales                                       $ 2,646,000      $  2,677,000       $  6,320,000
  Merchandise and other                                                               121,000           119,000            507,000
  Sale of coal                                                                         94,000            68,000             30,000

------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                       2,861,000         2,864,000          6,857,000
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
 General and administrative                                                         2,809,000         3,402,000          4,397,000
  Depreciation and amortization                                                       293,000           253,000            378,000
  Exhibition costs                                                                          -                 -          2,891,000
  Cost of merchandise sold                                                            140,000           110,000            257,000
  Cost of coal sold                                                                    35,000            21,000              9,000
  Write down of note receivable                                                       296,000                 -                  -
  Expenses for settlement of litigation                                               413,000           175,000                  -
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                      3,986,000         3,961,000          7,932,000
------------------------------------------------------------------------------------------------------------------------------------

Profit (Loss) from operations                                                      (1,125,000)       (1,097,000)        (1,075,000)

Other income and expenses:
  Interest Income                                                                     298,000             9,000              2,000
  Interest Expense                                                                      -                 -                (46,000)
  Loss on Sale of Fixed Assets                                                          -                 -               (356,000)
------------------------------------------------------------------------------------------------------------------------------------
Profit (Loss) before provision for income taxes                                    (7,260,000)         (827,000)        (1,475,000)

Provision for income taxes                                                                  -                 -                  -

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $ (827,000)        $ (1,088,000)     $  (1,475,000)
====================================================================================================================================


Other comprehensive operations:

       Foreign currency translation                                                       -               -                 26,000

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) from comprehensive operations                                 $ (827,000)        $ (1,088,000)     $  (1,449,000)
====================================================================================================================================
Basic and diluted Loss
Per common share                                                                $    (0.04)        $      (0.06)     $       (0.07)
====================================================================================================================================

Weighted-average number of common shares outstanding                               18,615,294        18,960,047         20,818,898
====================================================================================================================================
                                                                                                   See Notes to Financial Statements


                                                                                         PREMIER EXHBIITIONS, INC. AND SUBSIDIARIES

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                          Common Stock             Additional          Other
                                      Number          Amount         Paid-in       Comprehensive   Accumulated        Stockholders'
                                      of Shares                      Capital       Income(Loss)       Deficit             Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance as of
 February 28, 2002                    18,550,047       $2,000     $16,615,000        $(31,000)      $(9,244,000)         $7,342,000

Reclass of foreign currency translation                                                31,000           (31,000)                  -
Issuance of common stock for services    125,000            -          35,000               -                 -              35,000
Net loss                                                    -               -               -          (827,000)           (827,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance as of February 28, 2003       18,675,047       $2,000     $16,650,000               -      $(10,102,000)         $6,550,000
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for services    450,000            -         108,000               -                 -             108,000
Issuance of compensatory stock options                                434,000                                               434,000

Net loss                                                    -               -               -        (1,088,000)         (1,088,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance as of February 29, 2004       19,125,047       $2,000     $17,192,000               -      $(11,190,000)         $6,004,000

------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for services    150,000            -          77,000                                                77,000
Issuance of common stock in exchange
 for options                             900,000                    1,569,000               -                 -           1,569,000
Issuance of common stock for services    655,000            -         200,000               -                 -             200,000
Issuance of common stock
 in equity raise                       1,469,892                    1,278,000                                             1,278,000
Net loss                                                                                             (1,475,000)         (1,475,000)
Foreign currency translation gain                                                       26,000                               26,000
------------------------------------------------------------------------------------------------------------------------------------
Balance as of February 28, 2005       22,299,939       $2,000     $20,316,000           26,000     $(12,665,000)         $7,679,000




                                                                                                  See Notes to Financial Statements



                                                                                         PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================

                                                                                  February 28,       February 29,       February 28,
Year ended                                                                             2003               2004              2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                             $    (827,000)  $     (1,088,000)   $    (1,475,000)
------------------------------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization                                                     293,000            253,000            378,000
    Issuance of common stock for services                                              35,000            108,000            277,000
    Reduction in cost of artifacts                                                          -                  -              3,000
    Loss on disposal of fixed assets                                                        -                  -            356,000
    Issuance of stock for interest expense                                                  -                  -              6,000
    Issuance of stock in exchange of option                                                 -                  -          1,569,000
    Issuance of compensatory stock options                                                  -            434,000                  -
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                      (88,000)          (225,000)          (704,000)
      (Increase) decrease in prepaid and refundable taxes                           1,750,000            290,000             (1,000)
      Decrease (increase) in prepaid expenses and other current assets                983,000            166,000         (1,264,000)
      Decrease (increase) in other assets                                              28,000           (715,000)            39,000
      Increase (decrease) in deferred revenue                                         (53,000)          (735,000)         1,000,000
      Increase (decrease) in accounts payable and accrued liabilities                 405,000            135,000            411,000
------------------------------------------------------------------------------------------------------------------------------------

        Total adjustments                                                           3,353,000           (289,000)         2,070,000
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                            2,526,000         (1,377,000)           595,000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Proceeds from sale of fixed assets                                                      -                  -            230,000
    Purchases of property and equipment                                              (727,000)           (21,000)          (964,000)
    Investment in salvor-in-possession rights                                               -                  -           (879,000)
------------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                            (727,000)           (21,000)        (1,613,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows provided from financing activities:

    Proceeds from note payable                                                                                              500,000
    Payment on note payable                                                                                                 (75,000)
    Proceeds from the sale of common stock                                                                                1,278,000
------------------------------------------------------------------------------------------------------------------------------------
        Cash provided by financing activities                                        (727,000)           (21,000)         1,703,000
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     -                  -              26,000

Net increase (decrease) in cash and cash equivalents                                1,799,000         (1,398,000)            711,000

Cash and cash equivalents at beginning of year                                        146,000          1,945,000             547,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $ 1,945,000        $   547,000        $  1,258,000
====================================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                      $     - 0 -        $     - 0 -        $      - 0 -
  Cash paid during the year for interest                                          $     - 0 -        $     - 0 -        $     40,000
====================================================================================================================================

                                                                                                  See Notes to Financial Statements


                                                                                        PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       February 28,       February 29,       February 28,
Year ended                                                                 2003               2004              2005
------------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash financing and
 investing activities:
  Issuance of compensatory stock options                                $     -0-       $      434,000          $      -0-
  Issuance of common stock in exchange for options                      $     -0-       $          -0-          $1,569,000

==============================================================================================================================
   Common stock issued for assets                                       $     -0-       $          -0-          $      -0-
==============================================================================================================================

                                                                                                  See Notes to Financial Statements

                                      F-6

                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Premier Exhibitions, Inc. initially conducted business as Titanic Ventures Limited Partnership ("TVLP"). In 1993, the Company acquired all of TVLP's assets and assumed all of TVLP's liabilities. The transaction was accounted for as a "reverse acquisition" with TVLP deemed to be the acquiring entity. Premier Exhibitions, Inc. and TVLP are referred to as the "Company" as the context dictates.

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

                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Basic earnings per common share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS, representing the potential dilution that would occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants and other, is not presented for the years ended February 28, 2003, February 29, 2004 and February 29, 2005 since there was no dilutive effect of potential common shares or the dilutive effect is not material.

                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

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

     Recent Accounting Pronouncements
     --------------------------------

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153) which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Financial Accounting Standard No. 95, "Statement of Cash Flows", SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects the adoption of SFAS 123(R) will not have a material impact on its net income and earnings per share.

                                      PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   ARTIFACTS:

     Artifacts recovered in the 1987 TITANIC expedition are carried at the lower of cost of recovery or NRV. The ownership of these Artifacts was granted to the Company by the Government of France. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale.
     Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of Artifacts recovered. During 2005, 2004 and 2003, $6,000, $6,000, and $11,000, respectively, were deducted from the Artifacts cost.

     Artifacts, at cost, consists of the following:

                                          February 29,             February 28,
                                             2004                       2005
     ---------------------------------------------------------------------------
      Artifacts recovered, TITANIC       $ 3,105,000            $  3,102,000
      Artifacts, CARPATHIA                 1,374,000               1,374,000
     ---------------------------------------------------------------------------
                                         $ 4,479,000            $  4,476,000

3. PROPERTY AND EQUIPMENT:

     Property and equipment, at cost, consists of the following:



------------------------------------------------------------------------------------------------------------------------------------

                                                                         February 29,    February 28,       Estimated
                                                                                2004             2005      Useful Life

                              Exhibitry equipment                         $1,378,000      $2,323,000           5 years
                              Marine equipment                               750,000               -          10 years
                              Office equipment                               208,000         227,000           5 years
                              Furniture and fixtures                         164,000         164,000           5 years
------------------------------------------------------------------------------------------------------------------------------------
                                                                           2,501,000       2,714,000
                              Less accumulated depreciation                1,754,000       1,976,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $   747,000       $ 738,000
====================================================================================================================================


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

                                                                                          February 29,    February 28,
                                                                                              2004            2005
                              ----------------------------------------------------------------------------------------

                              Amounts payable for professional and consulting fees          $ 419,000      $ 1,231,000
                              Settlement accrual                                              248,000          107,000
                              Other miscellaneous liabilities                                 582,000          322,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $1,249,000       $1,660,000
====================================================================================================================================

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. INCOME TAXES

     The provision for income taxes consists of the following components:


                                                             February 28,            February 29,          February 28,
                              Year ended                           2003                   2004                 2005
------------------------------------------------------------------------------------------------------------------------------------
                              Current:
                                Federal                          $(264,000)             $(300,000)           $(450,000)
                                State and local                    (50,000)               (90,000)            (120,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (314,000)              (390,000)            (670,000)
------------------------------------------------------------------------------------------------------------------------------------

                                Federal                            264,000                300,000              450,000
                                State and local                     50,000                 90,000              120,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                   314,000                390,000              670,000
------------------------------------------------------------------------------------------------------------------------------------
                              Provision for income taxes             $- 0 -              $  - 0 -               $  -0-
------------------------------------------------------------------------------------------------------------------------------------


     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:


                                                                      February 28,      February 29,       February 28,
                              Year ended                                      2003             2004                2005
------------------------------------------------------------------------------------------------------------------------------------

                              Statutory federal income tax rate             (34.0)%            (34.0)%           (34.0)%
                              Effect of federal graduated tax
                               rates benefit                                 (4.0)              --                --
                              Net Operating Loss Carry-forward               38.0               34.0              34.0
                              Other, net                                      -                  -                 -

------------------------------------------------------------------------------------------------------------------------------------
                                    Effective income tax rate               - 0 -  %           - 0 -  %           -0-  %
====================================================================================================================================


     The net deferred income tax asset consists of the following:


                                                                                      February 29,         February 28,
                                                                                          2004                  2005
------------------------------------------------------------------------------------------------------------------------------------
                              Net Operating loss carry-forward                          $2,180,000           $2,800,000
                              Deferred tax asset - expenses not currently
                               deductible                                                   $   --                   --
                              Valuation allowance for doubtful tax assets               (2,180,000)          (2,800,000)

                                    Net deferred tax                                           $-0-                 $-0-


     The net operating loss carry-forwards of approximately $7,000,000 expire in varying amounts from 2019 to 2025. A valuation allowance of 100% of the deferred income tax asset has been provided at February 28, 2005 because of the uncertainties as to the amount of taxable income that will be generated in the future years as a result of the determination by the Federal Court of Appeals that the Company does not own the Titanic artifacts.

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   STOCKHOLDERS' EQUITY:


     Prior to the acquisition of TVLP's assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company's common stock in exchange for certain Class B warrants. Through February 28, 2003, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There were 5,556 warrants outstanding as of February 28, 2005.

     During the year ended February 28, 2003, the Company issued 125,000 shares of common stock as payment for conservation services having a value of $35,000.

     During the year ended February 29, 2004, the Company issued 450,000 shares of common stock as payment for services and compensation having a value of $108,000.

     During the year ended February 28, 2005, the Company issued 150,000 shares of common stock as payment for services and 625,000 shares as payment for compensation.

     During the year ended February 28, 2005, the Company sold 1,469,927 shares of common stock and warrants to purchase 441,003 shares of common stock for aggregate consideration of $1,514,000. The net proceeds of the private placement were $1,278,000 after fees, expenses and other costs. In connection with the private placement, the Company issued warrants to purchase 293,985 shares of common stock to its placement agent. All of the warrants issued in the private placement are exercisable over a five-year term at an exercise price of $1.50 per share.


7.   STOCK OPTIONS:

     Transactions relating to stock options are as follows:


                                                                                                              Weighted-
                                                                                        Number of              Average
                                                                                       Shares and             Exercise
                                                                                        Options                Price
                                                                                       Exercisable            per Share
------------------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2002                              4,000,000                $1.22
                              Canceled                                                    250,000                $0.88
                              Granted                                                          -0-                 -0-
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2003                              3,750,000                $1.24
                              Canceled                                                    250,000                 4.00
                              Granted                                                     950,000                 0.31
------------------------------------------------------------------------------------------------------------------------------------

                              Balance at February 29, 2004                              4,450,000                $0.89
                              Canceled and expired                                      2,800,000                 1.90
                              Granted                                                     700,000                $1.64
------------------------------------------------------------------------------------------------------------------------------------
                              Balance at February 28, 2005                              2,350,000                $0.36
====================================================================================================================================


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

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     During August 2004, two officers of the Company, its President and Vice President of Finance as requested by the Company's investment banker, exchanged options that they held for common stock at a ratio of two options for the issuance of one share of common stock. The purpose of this transaction was to make available more common shares to be sold in the SB-2 Registration. The Company's President exchanged 1.2 million options for 600,000 shares of common stock to vest over a two year period. The Company's Vice President of Finance exchanged 600,000 options for 300,000 shares of common stock to be vested over at two year period.

     As of February 28, 2005, options to purchase 1,660,000 shares of common stock have been granted under the 2000 Plan and 690,000 shares of common stock under the 2004 Plan. The following table summarizes the information about all stock options outstanding at February 28, 2005:

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




                                                                         Options Outstanding and Exercisable
                                                                                           Weighted-
                                                                                            Average           Weighted-
                                                                                           Remaining           Average
                                  Range of                             Number             Contractual         Exercise
                              Exercise Price                         Outstanding         Life (Years)           Price
------------------------------------------------------------------------------------------------------------------------------------

                                    $0.28                              250,000               8.5                 $0.28

                                    $0.32                              690,000               8.75                $0.32

                                    $0.40                            1,410,000               6.72                $0.40
------------------------------------------------------------------------------------------------------------------------------------

                              $0.40 - $5.00                          2,350,000                                   $0.36
====================================================================================================================================

     The Company elected , in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share for the years ended February 28, 2003, February 29, 2004, and February 28, 2005 would approximate the pro forma amounts shown in the table below:


                                                                   February 28,        February 29,       February 28,
                              Year ended                                2003               2004                2005
------------------------------------------------------------------------------------------------------------------------------------

                              Reported net income (loss)        $     (827,000)   $     (1,088,000)   $     (1,479,000)
====================================================================================================================================

                              Pro forma net income (loss)       $     (827,000)   $     (1,088,000)   $     (1,479,000)
====================================================================================================================================

                              Reported net income (loss)
                               per common share                 $        (0.04)   $          (0.06)   $          (0.07)

                              Pro forma net income (loss)
                               per common share                 $        (0.04)   $          (0.06)   $          (0.07)
====================================================================================================================================

                              The fair value of options granted (which is amortized to expense over the option vesting period in determining the proforma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                           February 28,        February 29,    February 28,
                              Year ended                                       2003                2004           2005
------------------------------------------------------------------------------------------------------------------------------------

                              Expected life of options                      8.07 years         7.07 years         6.07 years
====================================================================================================================================

                              Risk-free interest rate                       4.75%              4.75%              4.75%
====================================================================================================================================

                              Expected volatility of RMS
                               Titanic, Inc.                               100.0%             100.0%             100.0%
====================================================================================================================================

                              Expected dividend yield on
                               RMS Titanic, Inc.                           $ - 0 -            $ - 0 -            $ - 0 -
====================================================================================================================================


                              The weighted-average fair value of options granted during the years is as follows:

                                                                       February 28,        February 29,    February 28,
                              Year ended                                    2003                2004           2005
------------------------------------------------------------------------------------------------------------------------------------
                              Fair value of each option granted   $          --             $   --          $      --
                              Total number of options granted                --            940,000                 --
------------------------------------------------------------------------------------------------------------------------------------
                                    Total fair value of all
                                     options granted              $          --             $   --          $      --
====================================================================================================================================

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

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

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

     The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company's pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2005, the Company entered into another non-cancelable operating lease for warehouse space through December 31, 2007.

                                     PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Future minimum lease payments for leases in effect as of February 28, 2005 and entered into subsequent to that date are as follows:

          Year ending February 28(29),

                     2006                                  $197,000
                     2007                                   202,000
                     2008                                   192,000
                     2009                                   124,000

--------------------------------------------------------------------------------
                                                           $715,000
================================================================================

                              Rent expense charged to operations amounted to $205,000, $132,000 and $207,000 for the years ended February 28, 2003, February 29, 2004, and February 28, 2005, respectively.

10.  OTHER RELATED PARTY TRANSACTIONS:

     Included in accounts payable and accrued liabilities at February 29, 2004 and February 28, 2005 is $25,000 due to certain partners of TVLP.

11.  EXHIBITIONS:

     During the two-year period ended February 29, 2004 and thru April 25, 2004, the Company has presented, through licensing arrangements exhibitions of TITANIC's Artifacts and other TITANIC memorabilia.

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

                                    PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  401(k) PLAN:

Effective March 2004, the Company adopted the RMS Titanic, Inc. 401(k) and Profit Sharing Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contirbute up to the lesser of 12% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed 1,000 hours of service are eligible. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During 2004, the Company made no contributions to the plan. The Plan name has been changed to Premier Exhbitions 401(k) and Profit Sharing Plan.

13.  SUBSEQUENT EVENT:


     On April 13, 2005, the Company entered into a term sheet for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. This undertaking will be finalized in a definitive agreement to be executed with thirty days but funding of $2,425,000 has been made to the Company by the joint venturer. These new exhibitions will provide the Company with minimum exhibition guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this undertaking.

     On April 13, 2005, the Company received $500,000 for the purchase of 300,000 shares of the Company's common stock from the joint venturing party as consideration in the co-production undertaking. These common shares issued in this transaction at a $1.667 per share price are unregistered securities under the Securities Acts, as amended.

     On March 7, 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. (PAI), a Nevada corporation, entered into a letter of intent, to acquire all the membership interests in Exhibitions International LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The membership of EI included Mr. Joe Marsh, an individual who owns a greater than 10% interest in Premier Exhibitions, Inc.. Mr. Marsh's interest in EI was 17%.

     The acquisition of EI was principally funded in two tranches, first on April 25th and then on May 2nd, 2005 and was completed as follows: (1) payment of $1.5 million by PAI for 100% of the membership interests of EI;
     (2) the payment of a certain debt obligation of EI in the amount of $300,000 paid by PAI; (3) the issuance of 200,000 shares of the Company stock, then valued at $1.54 per share; and (4) the issuance of warrants to acquire Company common stock with a three year term, each of which is for 100,000 shares with their respective strike prices of $1.25, 1.50 and 1.75.

     On May 2, 2005, the Company completed the cash payments for acquisition of Exhibitions International, a Nevada LLC, and was consequently obligated to issue the following securities as further consideration: (1) 200,000 shares of the Company stock, valued at $1.54 per share; and (2) 300,000 warrants to acquire Company common stock with a three year term, each of which is for 100,000 shares with their respective strike prices of $1.25, 1.50 and
     1.75. Mr. Joe Marsh an owner of more than 10% of the Company's outstanding common stock is a recipient of 68,000 shares of this common stock issuance. Mr. Marsh is not receiving any warrants that are to be issued.