Form 10-Q
period 2005-05-31
PREMIER EXHIBITIONS, INC.
filed 2005-07-14
CIK 796764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to _________


                        Commission file number: 000-24452


                            PREMIER EXHIBITIONS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      20-1424922
           -------                                      ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

3340 Peachtree Road, Suite 2250, Atlanta, GA                    30326
--------------------------------------------                    -----
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                    ---   ---

         The number of shares outstanding of the registrant's common stock on July 13, 2005 was 22,299,939.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements                                   1

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

Item 3. Quantitative and Qualitative Disclosure About Market Risk          12

Item 4. Controls and Procedures                                            12


                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings                                                  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3. Defaults Upon Senior Securities                                    16

Item 4. Submission of Matters to a Vote of Security Holders                16

Item 5. Other Information                                                  17

Item 6. Exhibits                                                           17

Signatures                                                                 18

Index to Exhibits                                                          19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The consolidated financial statements of Premier Exhibitions, Inc. and subsidiaries (collectively, the "Company," "we," "us," or "our"), included herein were prepared, without audit, in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended February 28, 2005.


                                 Premier Exhibitions, Inc. and Subsidiaries
                                         Consolidated Balance Sheets

                                                                      February 28,              May 31,
                                                                          2005                   2005
                                                                  ---------------------   --------------------
                                                                                              (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                   $            1,258,000 $            2,710,000
    Accounts receivable                                                      1,057,000                705,000
    Prepaid and refundable taxes                                               222,000                222,000
    Prepaid expenses and other current assets                                1,405,000              1,306,000
                                                                  ---------------------   --------------------
Total current assets                                                         3,942,000              4,943,000

    Artifacts owned, at cost                                                 4,476,000              4,477,000
    Salvor's lien                                                                1,000                  1,000
    Salvor-in-possession rights                                                879,000                879,000
    Property and equipment, net of accumulated depreciation
    of $1,976,000 and $2,050,000, respectively                                 738,000                967,000
    Exhibition licenses                                                              -              4,373,000
    Other assets                                                               728,000                123,000

Total assets                                                    $           10,764,000 $           15,763,000
                                                                  =====================   ====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                 1,660,000              1,187,000
    Deferred revenue                                                         1,000,000                575,000
    Notes payable                                                              425,000              4,350,000
                                                                  ---------------------   --------------------
Total current liabilities                                                    3,085,000              6,112,000
                                                                  ---------------------   --------------------

Notes payable - long term                                                            -                250,000
                                                                  ---------------------   --------------------

Stockholders' equity:
    Common stock; $.0001 par value; authorized 30,000,000 shares;
      issued and outstanding 22,299,939 shares                                   2,000                  2,000
    Common stock and warrants payable                                                -              1,267,000
    Additional paid-in capital                                              20,316,000             20,316,000
    Accumulated deficit                                                    (12,665,000)           (12,210,000)
    Accumulated other comprehensive income                                      26,000                 26,000
                                                                  ---------------------   --------------------
Total stockholders' equity                                                   7,679,000              9,401,000
                                                                  ---------------------   --------------------

Total liabilities and stockholders' equity                      $           10,764,000 $           15,763,000
                                                                  =====================   ====================

The accompanying notes are an integral part of the consolidated financial statements.


                                  Premier Exhibitions, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                                                 (unaudited)

                                                                       Three Month Periods Ended May 31,
                                                                  ---------------------------------------------
                                                                         2004                      2005
                                                                  --------------------      -------------------

Revenue:
      Exhibition and related merchandise sales                  $             355,000     $          2,393,000
      Merchandise and other                                                    23,000                   92,000
      Sale of coal                                                             13,000                   47,000
                                                                  --------------------      -------------------
Total revenue                                                                 391,000                2,532,000

Expenses:
      General and administrative                                              945,000                1,091,000
      Depreciation and amortization                                            28,000                   74,000
      Exhibition costs                                                        274,000                  796,000
      Cost of merchandise sold                                                 12,000                   12,000
      Cost of coal sold                                                         4,000                    7,000
                                                                  --------------------      -------------------
Total expenses                                                              1,263,000                1,980,000

Income (loss) from operations                                                (872,000)                 552,000

Other income and expenses:
      Interest income                                                           1,000                    4,000
      Interest expense                                                         (4,000)                 (17,000)
      Loss on sale of fixed assets                                                  -                  (84,000)
                                                                  --------------------      -------------------
Total other income and expenses                                                (3,000)                 (97,000)

Income (loss) before provision for income taxes                              (875,000)                 455,000

Provision for income taxes                                                          -                        -

Net income (loss)                                                            (875,000)                 455,000
                                                                  ====================      ===================

Basic income (loss) per common share                                            (0.05)                    0.02
                                                                  ====================      ===================

Basic weighted average number of
      common shares outstanding                                            19,240,047               22,299,939
                                                                  ====================      ===================

Diluted income (loss) per common share                                          (0.05)                    0.02
                                                                  ====================      ===================

Diluted weighted average number of
      common shares outstanding                                 $          19,240,047     $         24,949,939
                                                                  ====================      ===================

The accompanying notes are an integral part of the consolidated financial statements.



                   Premier Exhibitions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                         Three Month Period Ended May 31,
                                                                                     ------------------------------------------
                                                                                            2004                   2005
                                                                                     --------------------    ------------------

Cash flows from operating activities:
         Net income (loss)                                                      $               (875,000) $            455,000
                                                                                      --------------------    ------------------

         Adjustments to reconcile net income (loss) to net cash provided (used)
           by operating activities:
               Depreciation and amortization                                                      28,000                74,000
               Issuance of common stock for services                                              77,000                     -
               (Increase) decrease in cost of artifacts                                            1,000                (1,000)
               Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable                                     142,000               352,000
                  (Increase) decrease in prepaid and refundable taxes                                  -                     -
                  (Increase) decrease in prepaid expenses and other current assets               155,000                99,000
                  (Increase) decrease in other assets                                           (235,000)              605,000
                  Increase (decrease) in deferred revenue                                        300,000              (425,000)
                  Increase (decrease) in accounts payable and accrued liabilities                305,000              (377,000)
                                                                                     --------------------    ------------------
           Total adjustments                                                                     773,000               327,000
                                                                                     --------------------    ------------------

                                                                                     --------------------    ------------------
           Net cash provided (used) by operating activities                                     (102,000)              782,000
                                                                                     --------------------    ------------------

Cash flows used by investing activities:
           Purchases of property and equipment                                                  (605,000)             (303,000)
           Purchase of exhibition license                                                              -            (2,016,000)
                                                                                     --------------------    ------------------
           Net cash used by investing activities                                                (605,000)           (2,319,000)
                                                                                     --------------------    ------------------

Cash flows from financing activities:
           Proceeds from notes payable                                                           500,000             2,425,000
           Proceeds from warrant exercise                                                              -                64,000
           Proceeds from sale of common stock                                                          -               500,000
                                                                                     --------------------    ------------------
           Net cash provided by financing activities                                             500,000             2,989,000
                                                                                     --------------------    ------------------

Effect of exchange rate changes on cash                                                                -                     -

Net increase (decrease) in cash and cash equivalents                                            (207,000)            1,452,000

Cash and cash equivalents at beginning of period                                                 547,000             1,258,000
                                                                                     --------------------    ------------------

Cash and cash equivalents at end of period                                       $               340,000  $          2,710,000
                                                                                     ====================    ==================

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                $                     -  $             11,000
                                                                                     ====================    ==================


The accompanying notes are an integral part of the consolidated financial statements.

                   PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:

The accompanying consolidated financial information of Premier Exhibitions, Inc. and its subsidiaries (the "Company") as of May 31, 2005 and 2004 is unaudited and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for an entire year.

Note 2:

Basic and diluted income (loss) per common share ("EPS") is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS represents the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

Note 3:

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

Note 4:

The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. Although U.S. Congress has not yet passed implementing legislation, it appears unlikely that this treaty will impair the Company's salvor-in-possession rights to the Titanic. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company's existing rights in the Titanic. The treaty becomes effective when any two parties sign and ratify it. At this time it has not become effective.

On April 3, 2000, the Company filed a motion for declaratory judgment in United States Federal District Court asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company's motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty is not yet operative so it is not yet time for the Company to consider re-filing its motion. The Company expects that whatever the outcome of this matter, this treaty will have no impact as to artifacts that it has already recovered.

Note 5:

On April 13, 2005, the Company entered into a term sheet for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. This undertaking will be finalized in a definitive agreement. Funding of $2,425,000 has been made to the Company by the joint venturer. These new exhibitions will provide the Company with minimum exhibition guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this undertaking.

On April 13, 2005, the Company received $500,000 for the purchase of 300,000 shares of the Company's common stock from the joint venturing party as consideration in the co-production undertaking. The common shares issued in this transaction at a $1.667 per share price are unregistered securities under the Securities Act of 1933, as amended (the "Securities Act"), and were issued in reliance on Section 4(2) of the Securities Act, as the issuance did not involve a public offering. These shares have not been issued as of May 31, 2005 and are reflected as common stock payable in the Company's financial statements.

On March 7, 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. ("PAI"), a Nevada corporation, entered into a letter of intent, to acquire all the membership interests in Exhibitions International, LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The membership of EI included Mr. Joe Marsh, an individual who owns a greater than 10% interest in the Company. Mr. Marsh's interest in EI was 17%. The acquisition of EI was principally funded in two tranches, first on April 25, 2005 and then on May 2, 2005, and was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) the payment of a certain debt obligation of EI in the amount of $300,000 paid by PAI; (3) the promise to issue 200,000 shares of the Company's common stock, then valued at $1.54 per share; and (4) the promise to issue three-year warrants to acquire 300,000 shares of the Company's common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock).

On May 2, 2005, the Company completed the cash payments for acquisition of El, and was consequently obligated to issue the following securities as further consideration: (1) 200,000 shares of the Company's common stock, valued at $1.54 per share; and (2) the three-year warrants discussed above. Mr. Joe Marsh, an owner of more than 10% of the Company's outstanding common stock, is a recipient of 68,000 shares of this common stock issuance. Mr. Marsh is not receiving any warrants that are to be issued. These shares and warrants have not been issued as of May 31, 2005 and are reflected as common stock and warrants payable in the Company's financial statements. They will be issued in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering.

Note 6:

The fair value of the three-year warrants for EI to acquire 300,000 shares of the Company's common stock at strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options:  3 years
Risk-free interest rate:   4.75%
Expected volatility:       100.0%
Expected dividend yield:   $-0-

The estimated value of the warrants is approximately $299,000, which is recorded in exhibition licenses in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MAY 31, 2005 VERSUS THE QUARTER ENDED MAY 31, 2004

During the quarter ended May 31, 2005, the Company's revenues increased approximately 548% from $391,000 to $2,532,000 as compared to the quarter ended May 31, 2004. These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 574% from $355,000 to $2,393,000 during the quarter ended May 31, 2004 and 2005, respectively. These significant increases in revenues for the Company's first quarter of the fiscal year ended February 28, 2006 ("2006 fiscal year") reflects the direct management by the Company of its Titanic Exhibitions that began in its fiscal year ended February 28, 2005 ("2005 fiscal year"). Other exhibition revenues of $1,000,000 were received for the quarter ended May 31, 2005.

Merchandise and other revenue increased approximately 300% from $23,000 to $92,000, during the first quarter ended May 31, 2004 as compared to the first quarter ended May 31, 2005. These increases are attributed to higher sales during the quarter ended May 31, 2005 of Titanic merchandise sold separately from the exhibitions.

The Company's sale of coal increased to $47,000 from $13,000, or approximately 262% during the first quarter of the 2006 fiscal year as compared to the first quarter of the 2005 fiscal year. This increase is attributed to higher exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

The cost of sales of coal and merchandise sold increased 75% to $7,000 from $4,000 in the first quarter of the 2006 fiscal year as compared to the first quarter of the 2005 fiscal year. These costs correspond to revenues in each period.

The Company incurred exhibition costs of $796,000 and $274,000, respectively, for the first quarter ended May 31, 2005 and 2004, as the Company now conducts its own exhibitions with museum venues and thereby incurs costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Prior to the 2005 fiscal year, those costs were borne by the Company's licensee who conducted the Titanic exhibitions.

The Company's general and administrative expenses increased to $1,091,000 from $945,000, or approximately 15% during the first quarter of the 2006 fiscal year as compared to the first quarter of the 2005 fiscal year. This increase is attributed to increased personnel necessary to organize, administer, and manage the Company's exhibitions.

The Company's depreciation and amortization expenses increased $46,000 or 164% from $28,000 to $74,000 during the first quarter ended May 31, 2004 and 2005, respectively. These increases primarily reflect the acquisition of fixed assets during the 2005 fiscal year that included five sets of exhibition exhibitry acquired from the Company's former licensee, and additional investments made in fixed assets for its exhibitions.

The Company realized income of $552,000 from operations during the first quarter of the 2006 fiscal year as compared to a loss of $872,000 in the same period in the 2005 fiscal year. Management attributes this increase in income from operations from the quarter ended May 31, 2004 to 2005 to higher revenues attributed to conducting its own exhibitions, despite increases in operating and general and administrative expenses, and revenue contributions from the Company's newest exhibition, Bodies Revealed. The operating loss for the quarter ended May 31, 2004 is primarily attributed to the Company's transition as a licensor of Titanic artifacts to an operator of the Titanic exhibition tours.

Interest income was $1,000 for the quarter ended May 31, 2004 and $4,000 for the quarter ended May 31, 2005. This increase in interest income is a consequence of higher cash balances being maintained by the Company and the interest earned on the Company's bank accounts. The Company incurred interest expense of $4,000 and $17,000 for the quarter ended May 31, 2004 and 2005, respectively. The interest expense primarily pertains to a shareholder loan of $500,000 that was made in anticipation of the Company's capital needs as it transitioned to the management of exhibitions.

There was a loss on sale of fixed assets during the quarter ended May 31, 2005 of $84,000 associated with the sale of the Explorer vessel. The total loss associated with the sale of this vessel was $439,000.

Net income of $455,000 was realized for the three months ended May 31, 2005 as compared to a net loss of $875,000 in the same prior year period. Basic income
(loss) per common share for the three months ended May 31, 2005 and 2004 was $0.02 and ($0.05), respectively. The basic weighted average shares outstanding for the quarter ended May 31, 2005 and 2004 was 22,299,939 and 19,240,047, respectively. Diluted income (loss) per common share for the three months ended May 31, 2005 and 2004 was $0.02 and ($0.05), respectively. The diluted weighted average shares outstanding for the quarter ended May 31, 2005 and 2004 was 24,949,939 and 19,240,047, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $782,000 for the three months ended May 31, 2005 as compared to net cash used in operating activities of $102,000 in the same prior year period ended May 31, 2004.

For the three months ended May 31, 2005, the total cash used in investing activities was $2,319,000 which included acquisition of property and equipment of $303,000 and the acquisition of exhibition licenses of $2,016,000.

For the three months ended May 31, 2005, cash provided by financing activities was $2,989,000 that included advanced exhibit funding of $2,425,000 made by our joint venturer. In addition, we received $500,000 for the purchase of 300,000 shares of the Company's common stock. The company received approximately $64,000 in cash from the exercise of warrants. In the prior year period, we received a shareholder loan of $500,000 that provided funding to assist the Company in its transition to managing its own exhibitions.

The Company's negative working capital and stockholders' equity was $1,169,000 and $9,401,000, respectively, at May 31, 2005.

The Company recently conducted its seventh research and recovery expedition to the Titanic wreck site and was successful in rescuing over 75 important historic artifacts. The Company plans to continue its recovery work by planning future expeditions to the Titanic wreck-site as it intends to maintain its sole and exclusive rights as salvor- in-possession as conferred upon it by the U.S. District Court for the Eastern District of Virginia. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed the Company to rely exclusively on a deep ocean Remotely Operated Vehicle that permitted the expedition to utilize round-the-clock underwater operations. The mission objectives for Expedition 2004, in addition to recovering important historical objects and identifying artifacts for future recovery, were to inspect the wreck-site for alleged harm caused by previous visitors and, if necessary, the Company would establish guidelines for future visitation. All of the mission objectives for Expedition 2004 were met. During the second and third quarters of the 2005 fiscal year, the Company spent $747,000 on this expedition that it accounted for as a cost of its Salvor-in-Possession Rights. A previous ruling from the U.S. District Court for the Eastern District of Virginia, which has jurisdiction over the Company's salvor activities, declared that the Company's Salvor-in-Possession Right was its principal asset. There can be no assurance that the Company's Salvor-in-Possession Right will be maintained, as such right may be impaired as discussed further herein under "Legal Proceedings."

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

The Company terminated its tour agreement with Clear Channel Exhibits Inc. ("CCE") on April 25, 2004 and is now directly conducting exhibitions of Titanic artifacts with museums and other parties. The Company will no longer receive guaranteed payments from CCE for exhibition of Titanic artifacts. As a result of its direct operations, the Company has incurred substantial expenses for hiring personnel, purchasing exhibitry, transporting artifacts and exhibitry, administrative expense and other costs.

Prior to the end of the license agreement with CCE, the Company purchased for $600,000, payable over two years, all Titanic exhibitry owned by CCE, which included exhibitry for five complete exhibitions of Titanic artifacts.

The Company began its own Titanic Exhibitions in May 2004. Since then the Company has successfully conducted exhibitions in Philadelphia, Pennsylvania; Salt Lake City, Utah; and Manchester, England, Omaha, Nebraska and Shanghai, China. The Company is currently conducting Titanic Exhibitions in Las Vegas, Nevada; Baltimore, Maryland; Columbus, Ohio; and Harrisburg, Pennsylvania. In addition, the Company began its new prototype "Bodies Revealed" exhibition in Blackpool, England which ran from August through October 2004. The Company is currently conducting its new "Bodies Revealed" exhibition in Seoul, Korea.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in the Company's Annual Report on Form 10-K and below. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "will", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.

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

Interest Rate Risk

The Company has exposure to market rate risk for changes in interest rates related to the $500,000 variable interest shareholder loan discussed in Item 2 above. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but the Company believes that the impact of these fluctuations does not have a material effect on its financial position due to the short-term nature of any such investments. The Company does have long-term debt. The Company's interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure the Company's interest rate risk. For the three months ended May 31, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on the Company's consolidated financial position, earnings, or cash flows, as the only interest expense affected by changes in interest rates is the expense related to the $500,000 variable interest shareholder loan.

Foreign Currency Risk

The Company from time to time conducts business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar decreases in relation to the foreign currency, the Company's potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2005, the Company did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought, and will continue to seek, to make its financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

a.) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of
1934) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective.

b.) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On April 3, 2000, we filed a motion for declaratory judgment in United States Federal District Court asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is now in effect; but it is not yet operative because Congress has not adopted implementing legislation, so it is not yet time for us to consider re-filing our motion. We expect that whatever the outcome of this matter, the treaty will have no impact as to artifacts that we have already recovered; but we do not know what effect, if any, this treaty will have on our future operations with respect to the Titanic.

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

Other Legal Proceedings
-----------------------

On April 25, 2002, the Company, our President and Chief Executive Officer and our former Chief Financial Officer were served with a lawsuit filed by Lawrence D'Addario, in the U.S. District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The lawsuit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the Company and some of our officers, directors and shareholders and seeks damages in excess of $26,000,000. On April 23, 2004, the court dismissed the lawsuit. On May 24, 2004, we received notice that the plaintiff had appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. On February 24, 2005 the appellate court partially affirmed and partially vacated the dismissal of the case. It remanded back to the district court for trial the one derivative count alleging that certain of the officers and directors breached their fiduciary duties to the company. Trial of this matter is currently scheduled to begin on July 25, 2005. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for us, but we intend to vigorously defend ourselves in this matter.

On March 22, 2004, the Company, our President and Chief Executive Officer and our former Chief Financial Officer were served with a lawsuit filed by David Shuttle and Barbara Shuttle in the U.S. District Court for the Middle District of Florida. The suit seeks to recover damages in excess of $26,000,000 for the plaintiffs and all minority shareholders allegedly caused by alleged breaches of fiduciary duties by some of our directors and officers in connection with an alleged hostile takeover in November 1999. On March 1, 2005, the court issued an order granting the plaintiffs' motion to certify this matter as a class action. The class is defined as all persons who owned shares of RMS Titanic, Inc. as of November 26, 1999 but who were not members of the group of shareholders who voted to remove previous officers and directors from their positions with the company. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for us, but we intend to vigorously defend ourselves in this matter, and we expect to seek recovery of all costs and expenses in defending this litigation from the plaintiffs once this matter is adjudicated.

In connection with a case initiated in late 1999, on August 3, 2004, we filed a motion with the U.S. District Court for the District of Connecticut against Alan Carlin, a former officer, director and lawyer of the Company. In this motion, we alleged that this former officer, director and lawyer secretly spearheaded litigation against us, in direct violation of a release and settlement agreement that he entered into with us in January 2000. On May 12, 2005, the court denied our motion, but, noting the good faith basis for our claim, refused to grant the defendant any award of attorneys' fees or costs.

On December 3, 2004 we filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio against Gunther Von Hagens, doing business as Body Worlds. We alleged that the defendant unfairly interfered with our ability to conduct a Bodies Revealed Exhibition in Cleveland, Ohio and are seeking unspecified damages. On February 16, 2005, Mr. Von Hagens, through his company Plastination, Inc., served us with a lawsuit in the United States District Court for the Northern District of Ohio in which he alleges that we violated his intellectual property rights with respect to our Bodies Revealed Exhibition. In order to reduce litigation costs we decided to consolidate the litigation. We voluntarily dismissed without prejudice our initial lawsuit filed in Cuyahoga County, Ohio and we filed those same claims as a counterclaim in the Plastination, Inc. lawsuit pending in federal court. No trial date has been set at this time and no determination can be made at this time as to the likely outcome of these matters or what the consequences could be for us, but we intend to vigorously defend ourselves against the claims of Plastination, Inc. and we likewise intend to vigorously prosecute the counterclaim.

On May 13, 2005, John Glassey and Donna Andersen filed a complaint against our wholly owned subsidiary, RMS Titanic, Inc. in the Superior Court of New Jersey, Atlantic Division. The plaintiffs alleged that RMS Titanic, Inc. owes them $9,900 plus interest, costs and fees for breach of a contract. No trial date has been set at this time and no determination can be made at this time as to the likely outcome of this matter but the Company disputes the claim and intends to defend RMS Titanic, Inc. at trial.

On June 28, 2005, the Company filed a complaint against G. Michael Harris and D. Michael Harris in the United States District Court for the District of Connecticut. The Company is seeking to prevent these defendants from violating the Company's Salvor-in-Possession rights and/or from violating two previous orders of this court which generally prevent the defendants from competing with the Company. No trial date has been set at this time and no determination can be made at this time as to the likely outcome of these matters.

There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2005, the Company entered into a term sheet for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. This undertaking will be finalized in a definitive agreement. Funding of $2,425,000 has been made to the Company by the joint venturer. These new exhibitions will provide the Company with minimum exhibition guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this undertaking.

On April 13, 2005, the Company received $500,000 for the purchase of 300,000 shares of the Company's common stock from the joint venturing party as consideration in the co-production undertaking. The common shares issued in this transaction at a $1.667 per share price are unregistered securities under the Securities Act of 1933, as amended (the "Securities Act"), and were issued in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering. These shares have not been issued as of May 31, 2005 and are reflected as common stock and warrants payable in the Company's financial statements.

On March 7, 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. ("PAI"), a Nevada corporation, entered into a letter of intent, to acquire all the membership interests in Exhibitions International, LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The membership of EI included Mr. Joe Marsh, an individual who owns a greater than 10% interest in the Company. Mr. Marsh's interest in EI was 17%. The acquisition of EI was principally funded in two tranches, first on April 25 and then on May 2, 2005 and was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) the payment of a certain debt obligation of EI in the amount of $300,000 paid by PAI; (3) the promise to issue 200,000 shares of the Company stock, then valued at $1.54 per share; and (4) the promise to issue three-year warrants to acquire 300,000 shares of the Company's common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock). On May 2, 2005, the Company completed the cash payments for acquisition of El, and was consequently obligated to issue the following securities as further consideration: (1) 200,000 shares of the Company's common stock, valued at $1.54 per share; and (2) the three-year warrants discussed above. Mr. Joe Marsh an owner of more than 10% of the Company's outstanding common stock is a recipient of 68,000 shares of this common stock issuance. Mr. Marsh is not receiving any warrants that are to be issued. These shares and warrants have not been issued as of May 31, 2005 and are reflected as common stock and warrants payable in the Company's financial statements. They will be issued in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering.


ITEM 3. DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

         See Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREMIER EXHIBITIONS, INC.
                                            (Registrant)



Dated: July 14, 2005                        By:  /s/ Arnie Geller
                                                 ----------------
                                            Arnie Geller, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                            INDEX TO EXHIBITS

10.1 Letter Agreement between Premier Acquisitions, Inc. and Arts & Exhibitions International, LLC, IP Live, Joseph B. Marsh, Lee D. Marshall, Global Entertainment Group, Inc. and Andres Numhauser dated March 7, 2005.

11.1 Computation of Net Income (Loss) Per Share.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.