Form 10-Q
period 2005-08-31
PREMIER EXHIBITIONS, INC.
filed 2005-10-06
CIK 796764

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2005

                        Commission file number: 000-24452

                            PREMIER EXHIBITIONS, INC.
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


                                 (404) 842-2600
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No x
                                               ---  ---
     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes   No x
                                               ---  ---
     The number of shares outstanding of the registrant's common stock on September 28, 2005 was 23,074,939.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.           Consolidated Financial Statements                              1
                  ---------------------------------

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations                  9
                  ---------------------------------------------

Item 3.           Quantitative and Qualitative Disclosures About Market Risk    16
                  ----------------------------------------------------------

Item 4.           Controls and Procedures                                       17
                  -----------------------


PART II. OTHER INFORMATION
         -----------------


Item 1.           Legal Proceedings                                             17
                  -----------------

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds   19
                  -----------------------------------------------------------

Item 3.           Defaults Upon Senior Securities                               19
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders           20
                  ---------------------------------------------------

Item 5.           Other Information                                             20
                  -----------------

Item 6.           Exhibits                                                      20
                  --------

Signatures                                                                      21
----------

Index to Exhibits                                                               22
-----------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The consolidated financial statements of Premier Exhibitions, Inc. and subsidiaries (collectively, the "Company," "we," "us," or "our"), included herein were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements as included in our Annual Report on Form 10-K for the year ended February 28, 2005.


                                        Premier Exhibitions, Inc. and Subsidiaries
                                                Consolidated Balance Sheets

                                                                                         February 28,            August 31,
                                                                                             2005                   2005
                                                                                    ---------------------   --------------------
                                                                                                                 (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                        $         1,258,000     $        2,243,000
    Accounts receivable                                                                        1,057,000                860,000
    Prepaid and refundable taxes                                                                 222,000                 41,000
    Prepaid expenses and other current assets                                                  1,405,000              1,982,000
                                                                                     ---------------------   --------------------
Total current assets                                                                           3,942,000              5,126,000

    Artifacts owned, at cost                                                                   4,476,000              4,477,000
    Salvor's lien                                                                                  1,000                  1,000
    Salvor-in-possession rights                                                                  879,000                879,000
    Property and equipment, net of accumulated depreciation
    of $1,976,000 and $2,134,000, respectively                                                   738,000              1,264,000
    Exhibition licenses, net of amortization of $-0- and $172,000, respectively                        -              3,951,000
    Other assets                                                                                 728,000                123,000
                                                                                     ---------------------   --------------------
                                                                                     $        10,764,000     $       15,821,000
                                                                                     =====================   ====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                                   1,660,000              1,723,000
    Deferred revenue                                                                           1,000,000                      -
    Notes payable                                                                                425,000              3,223,000
                                                                                     ---------------------   --------------------
Total current liabilities                                                                      3,085,000              4,946,000

Commitments and contingencies                                                                          -                      -

Stockholders' equity:
    Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 22,299,939 and 23,074,939 shares
       at February 28, 2005 and August 31, 2005, respectively                                      2,000                  2,000
    Common stock payable                                                                               -                 96,000
    Additional paid-in capital                                                                20,316,000             21,488,000
    Accumulated deficit                                                                      (12,665,000)           (10,707,000)
    Accumulated other comprehensive income (loss)                                                 26,000                 (4,000)
                                                                                     ---------------------   --------------------
Total stockholders' equity                                                                     7,679,000             10,875,000
                                                                                     ---------------------   --------------------

                                                                                     $        10,764,000     $       15,821,000
                                                                                     =====================   ====================

                        The accompanying notes are an integral part of the consolidated financial statements.



                                                 Premier Exhibitions, Inc. and Subsidiaries
                                                   Consolidated Statements of Operations
                                                                (unaudited)

                                             Three Months Ended August 31,                      Six Months Ended August 31,
                                    ---------------------------------------------     ---------------------------------------------
                                            2004                      2005                    2004                      2005
                                    -------------------       -------------------     --------------------      -------------------

Revenue:
      Exhibition and related
       merchandise sales            $         2,290,000       $         3,497,000     $          2,699,000      $         5,890,000
      Merchandise and other                      84,000                   218,000                   52,000                  310,000
      Sale of coal                                7,000                    19,000                   21,000                   66,000
                                    -------------------       -------------------     --------------------      -------------------
Total revenue                                 2,381,000                 3,734,000                2,772,000                6,266,000

Expenses:
      General and administrative              1,106,000                 1,308,000                2,051,000                2,399,000
      Depreciation and amortization             148,000                   255,000                  176,000                  329,000
      Exhibition costs                          966,000                   627,000                1,240,000                1,423,000
      Cost of merchandise sold                   11,000                     6,000                   23,000                   18,000
      Cost of coal sold                           1,000                     1,000                    5,000                    8,000
                                    -------------------       -------------------     --------------------      -------------------
 Total expenses                               2,232,000                 2,197,000                3,495,000                4,177,000

                                    -------------------       -------------------     --------------------      -------------------
Income (loss) from operations                   149,000                 1,537,000                 (723,000)               2,089,000

Other income and expenses:
      Interest income                                 -                         -                    1,000                    4,000
      Interest expense                          (15,000)                  (34,000)                 (19,000)                 (51,000)
      Loss on sale of fixed assets                    -                         -                        -                  (84,000)
                                    -------------------       -------------------     --------------------      -------------------
Total other income and expenses                 (15,000)                  (34,000)                 (18,000)                (131,000)

Income (loss) before provision
 for income taxes                               134,000                 1,503,000                 (741,000)               1,958,000

Provision for income taxes                            -                         -                        -                        -
                                    -------------------       -------------------     --------------------      -------------------
Net income (loss)                               134,000                 1,503,000                 (741,000)               1,958,000

Other comprehensive operations:
      Foreign currency translation                    -                   (30,000)                       -                  (30,000)
                                    -------------------       -------------------     --------------------      -------------------
Net income (loss) after
 other comprehensive operations     $           134,000       $         1,473,000     $           (741,000)     $         1,928,000
                                    ===================       ===================     ====================      ===================

Basic income (loss)
 per common share                   $              0.01       $              0.07     $              (0.04)     $              0.09
                                    ===================       ===================     ====================      ===================

Basic weighted average number of
      common shares outstanding              19,841,431                23,074,939               19,341,391               22,927,113
                                    ===================       ===================     ====================      ===================

Diluted income (loss)
 per common share                   $              0.01       $              0.06     $              (0.04)     $              0.08
                                    ===================       ===================     ====================      ===================

Diluted weighted average number of
      common shares outstanding              19,841,431                25,315,631               19,341,391               25,167,805
                                    ===================       ===================     ====================      ===================

                The accompanying notes are an integral part of the consolidated financial statements.


                                                Premier Exhibitions, Inc. and Subsidiaries
                                                  Consolidated Statements of Cash Flows
                                                               (unaudited)

                                                                                        Six Months Ended August 31,
                                                                                 ------------------------------------------
                                                                                         2004                   2005
                                                                                 --------------------    ------------------

Cash flows from operating activities:
  Net income (loss)                                                              $           (741,000)   $        1,958,000
                                                                                 --------------------    ------------------

         Adjustments to reconcile net income (loss) to net cash provided (used)
           by operating activities:
               Depreciation and amortization                                                  176,000               329,000
               Issuance of common stock for interest expense                                    3,000                     -
               Issuance of common stock in exchange for options                                98,000                     -
               Issuance of common stock for services                                          277,000                     -
               (Increase) decrease in cost of artifacts                                         3,000                (1,000)
               Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable                                 (699,000)              198,000
                  (Increase) decrease in prepaid and refundable taxes                               -               181,000
                  (Increase) decrease in prepaid expenses and other current assets           (140,000)             (578,000)
                  (Increase) decrease in other assets                                        (101,000)              607,000
                  Increase (decrease) in deferred revenue                                     305,000            (1,000,000)
                  Increase (decrease) in accounts payable and accrued liabilities             649,000               126,000
                                                                                  --------------------    ------------------
            Total adjustments                                                                 571,000              (138,000)
                                                                                  --------------------    ------------------

                                                                                  --------------------    ------------------
           Net cash provided (used) by operating activities                                  (170,000)            1,820,000
                                                                                  --------------------    ------------------

Cash flows used by investing activities:
           Purchases of property and equipment                                               (898,000)             (683,000)
           Investment in salvor-in-possession rights                                         (421,000)                    -
           Purchase of exhibition license                                                           -            (2,082,000)
                                                                                  --------------------    ------------------
           Net cash used by investing activities                                           (1,319,000)           (2,765,000)
                                                                                  --------------------    ------------------

Cash flows from financing activities:
           Proceeds from notes payable                                                        500,000             2,479,000
           Principal payment on notes payable                                                 (25,000)           (1,083,000)
           Proceeds from warrant exercise                                                           -                64,000
           Proceeds from sale of common stock                                               1,278,000               500,000
                                                                                  --------------------    ------------------
           Net cash provided by financing activities                                        1,753,000             1,960,000
                                                                                  --------------------    ------------------

Effect of exchange rate changes on cash                                                             -                     -

Net increase (decrease) in cash and cash equivalents                                          264,000             1,015,000

Cash and cash equivalents at beginning of period                                              547,000             1,258,000

Effect of exchange rate changes                                                                     -               (30,000)
                                                                                  --------------------    ------------------

Cash and cash equivalents at end of period                                        $           811,000     $       2,243,000
                                                                                  ====================    ==================

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                 $            16,000     $          10,000
                                                                                  ====================    ==================

Supplemental schedule of non-cash activities:
         Issuance of common stock to officers for cancellation of options         $         1,179,000     $               -
                                                                                  ====================    ==================

                The accompanying notes are an integral part of the consolidated financial statements.

                   PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 2005.

Certain amounts in the prior year's balance sheet and statement of cash flows have been reclassified to conform to the current year presentation.

2. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months and six months ended August 31, 2005 and 2004, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.

For the three months and six months ended August 31, 2005 and 2004, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                  Three months                            Six months
                                                 ended August 31,                       ended August 31,
                                     ------------------------------------   ------------------------------------
                                              2004              2005                 2004              2005
                                     ------------------------------------   ------------------------------------

                                     ------------------------------------   ------------------------------------
Net income (loss)                         $ 134,000       $ 1,503,000           $ (741,000)      $ 1,958,000
                                     ====================================   ====================================

Weighted average number of common        19,841,431        23,074,939           19,341,391        22,927,113
  shares outstanding

Common equivalent shares
  representing shares issuable
  upon exercise of outstanding
  warrants and options                            -         2,240,692                    -         2,240,692
                                     ------------------------------------   ------------------------------------
                                         19,841,431        25,315,631           19,341,391        25,167,805
                                     ====================================   ====================================

 Net income (loss) per share:
    Basic                                    $ 0.01            $ 0.07              $ (0.04)           $ 0.09
                                     ====================================   ====================================

    Diluted                                  $ 0.01            $ 0.06              $ (0.04)           $ 0.08
                                     ====================================   ====================================

3. Financing Arrangements

On April 13, 2005, the Company entered into a term sheet for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. This undertaking will be finalized in a definitive agreement. Funding of $2,425,000 has been made to the Company by the joint venturer. The joint venture partner provided a $1,000,000 credit facility to the Company. This credit facility is repayable quarterly on account of principal in the amount of $100,000 in 2005 commencing September 30th and $150,000 in 2006 and thereafter together with interest at the rate of ten percent per annum and repayable in full on September 30, 2006. These new exhibitions will provide the Company with minimum exhibition guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this undertaking.

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

On March 7, 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. ("PAI"), a Nevada corporation, entered into a binding letter of intent, to acquire all the membership interests in Exhibitions International, LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The membership of EI included Mr. Joe Marsh, an individual who owns a greater than 10% interest in the Company. Mr. Marsh's interest in EI was 17%.

The acquisition of EI was principally funded in two tranches, first on April 25, 2005 and then on May 2, 2005, and was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) the payment of a certain debt obligation of EI in the amount of $300,000 paid by PAI; (3) the issuance of 200,000 shares of the Company's common stock, valued at $1.54 per share; and (4) the issuance of three-year warrants to acquire 300,000 shares of the Company's common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock).

On May 2, 2005, the Company completed the cash payments for the acquisition of El, and issued the following securities as further consideration: (1) 200,000 shares of the Company's common stock, valued at $1.54 per share discussed above; and (2) the three-year warrants discussed above. Mr. Joe Marsh, an owner of more than 10% of the Company's outstanding common stock, is a recipient of 68,000 shares of this common stock issuance. Mr. Marsh was not issued any warrants. These securities were issued in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering.

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

4. Legal Proceedings

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

The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. The U.S. Congress has not yet passed implementing legislation with respect to this treaty which is necessary for the treaty to become effective. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company's existing rights in the Titanic. The treaty becomes effective when any two parties sign and ratify it. At this time it has not become effective.

On April 3, 2000, the Company filed a motion for declaratory judgment in United States Federal District Court asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company's motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, since the treaty is not yet operative, the Company has not re-filed its motion. The Company expects that whatever the outcome of this matter, this treaty will have no impact as to artifacts which have already been recovered by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended February 28, 2005, as filed with the SEC, which contains additional information concerning our financial statements.

Overview
--------

Premier Exhibitions, Inc., formerly known as RMS Titanic, Inc. (the "Company","me","us", or "our"), has been developing and touring museum quality exhibitions since 1993. We are a holding company, and we operate our business through wholly-owned subsidiaries. Previously, we conducted our business through RMS Titanic, Inc., which is now our wholly-owned subsidiary. RMS Titanic, Inc., now operates our Titanic exhibitions. RMS Titanic, Inc. is presently the only company permitted by law to recover objects from the wreck of the Titanic.

Titanic Exhibitions
-------------------

To date, we have derived most of our revenue from our Titanic exhibitions. The RMS Titanic ocean liner sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies more than 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and are utilizing this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales for our multiple museum quality exhibitions that tour the world, our participation in television programs about the Titanic, and the sale of Titanic merchandise.

Our Titanic exhibitions have been exhibited in over forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China, England and other countries. The table below lists our Titanic exhibition locations during our current quarter:

     o    Whitaker Center, Harrisburg, PA (June 4 - September 18, 2005)
     o    Maryland  Science Center,  Baltimore,  MD (February 12 - September 11,
          2005)
     o    COSI Columbus, Columbus, OH (March 12 - September 5, 2005)
     o    Tropicana Resort & Casino, Las Vegas, NV (March 25 - January 31, 2006)

We anticipate opening the following Titanic exhibitions during this fiscal year:

     o    The Zappion, Athens, Greece (October 2005 - March 2006)
     o    The Queen Mary, Long Beach, CA (November 2005 - April 2006)
     o    St. Louis Science Center,  St. Louis,  Missouri (November 2005 - April
          2006)

Opening dates are tentative. Due to the uncertainties involved in the development and setup of exhibitions, opening dates and exhibit locations may be delayed and exhibit locations may be changed.

"Bodies....The Exhibition" and "Bodies Revealed"
------------------------------------------------

We are using our experience in the exhibition business to conduct other, non-Titanic exhibitions. On March 7, 2005 we acquired the membership interests in Arts & Exhibitions International, LLC, which enabled us to gain license and exhibition rights to twenty whole human body specimens plus approximately one hundred and seventy single human organs (together the "Specimens"). We acquired an exclusive right to display and use the Specimens for a period of five years.

These Specimens are assembled into an anatomical exhibition featuring preserved human bodies, and offer the public an opportunity to explore the human body. The exhibit includes displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal muscular, nervous, circulatory or digestive systems. The full body specimens are complimented by presentation cases of related individual organs, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

Bodies Revealed, which opened in March 2005 in Seoul, South Korea, is the first non-Titanic related exhibition that we have produced. We are expanding our exhibition business by presenting additional "Bodies....The Exhibition" and
"Bodies Revealed" exhibitions in 2005. The table below lists our "Bodies....The
Exhibition" and "Bodies Revealed" exhibitions during our current quarter:

     o Bodies Revealed, Samsung's Everland Theme Park, Seoul, South Korea (March 2005 - November, 2005)
     o Bodies...The Exhibition, MOSI Tampa, Tampa, FL (September - February 26, 2006)

We intend to announce the opening of additional "Bodies....The Exhibition" and
"Bodies Revealed" exhibitions later this fiscal year.

General
-------

Our principal executive offices are located at 3340 Peachtree Road, N.E, Suite 2250, Atlanta, Georgia, 30326. Our telephone number is (404) 842-2600. The address of our website is www.rmstitanic.net. Information on our website is not part of this filing.

RESULTS OF OPERATIONS

THE QUARTER ENDED AUGUST 31, 2005 COMPARED TO THE QUARTER ENDED AUGUST 31, 2004

During the quarter ended August 31, 2005, our revenues increased approximately 57% to $3,734,000 as compared to $2,381,000 in the quarter ended August 31, 2004. This change was principally attributable to an increase in exhibition and related merchandise sales of approximately 53% to $3,497,000 during the quarter ended August 31, 2005 as compared to $2,290,000 for the prior year quarter ended August 31, 2004. The increase in revenues for our second quarter ended August 31, 2005 reflects our direct management of our Titanic Exhibitions that began in our fiscal year ended February 28, 2005. Our "Bodies....The Exhibition" and
"Bodies Revealed" exhibitions contributed additional revenue for the quarter ended August 31, 2005.

Merchandise and other revenue increased approximately 160% from $84,000 to $218,000, during the second quarter ended August 31, 2004 as compared to the second quarter ended August 31, 2005. These increases are attributed to higher sales during the quarter ended August 31, 2005 of Titanic merchandise sold separately from the exhibitions.

Our sale of coal increased to $19,000 from $7,000, or approximately 171%, during the second quarter ended August 31, 2005 as compared to the second quarter ended August 31, 2004. This increase is attributed to higher exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

We incurred exhibition costs of $627,000 and $966,000 for the second quarters ended August 31, 2005 and 2004, respectively, as we now conduct our own exhibitions usually presented at museum venues and thereby we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. We had a decrease in exhibition costs during the quarter ended August 31, 2005 resulting from lower installation and de-installation costs attributable to ongoing venues during the period.

Our general and administrative expenses increased to $1,308,000 from $1,106,000, or approximately 18% during the second quarter ended August 31, 2005 as compared to the second quarter ended August 31, 2004. This increase is attributed to increased personnel necessary to organize, administer, and manage our exhibitions.

Our depreciation and amortization expenses increased $107,000 or 72% to $255,000 during the second quarter ended August 31, 2005 as compared to $148,000 for the second quarter ended August 31, 2004. These increases primarily reflect additional investments made in fixed assets for our exhibitions. In addition, there was an increase in amortization expense associated with amortization of exhibition licenses of $172,000, which was not present in the quarter ended August 31, 2004.

We realized income of $1,537,000 from operations during the second quarter ended August 31, 2005 as compared to income of $149,000 from operations in the same prior year period. Management attributes this increase in income from operations to higher revenues from conducting our own exhibitions, despite increases in operating and general and administrative expenses, as well as to revenue contributions from our newest exhibitions, "Bodies Revealed" and "Bodies...The Exhibition." Our limited operating income for the quarter ended August 31, 2004 was primarily attributed to our transition as a licensor of Titanic artifacts to a direct operator of the Titanic exhibition tours.

We incurred interest expense of $15,000 and $34,000 for the quarters ended August 31, 2004 and 2005, respectively. Interest expense during the quarter ended August 31, 2005 primarily pertains to interest accrued on a $1,000,000 credit facility provided by our joint venture partner and a shareholder loan of $500,000 that was made in anticipation of our capital needs as we transitioned to the direct management of our exhibitions.

Net income of $1,503,000 was realized for the three months ended August 31, 2005 as compared to net income of $134,000 in the same prior year period. Basic income per common share for the three months ended August 31, 2005 and 2004 was $0.07 and $0.01, respectively. The basic weighted average shares outstanding for the quarters ended August 31, 2005 and 2004 was 23,074,939 and 19,841,431,
respectively. Diluted income per common share for the quarters ended August 31, 2005 and 2004 was $0.06 and $0.01, respectively. The diluted weighted average shares outstanding for the quarters ended August 31, 2005 and 2004 was 25,315,631 and 19,841,431, respectively.


THE SIX MONTH PERIOD ENDED AUGUST 31, 2005 COMPARED TO THE SIX MONTH PERIOD ENDED AUGUST 31, 2004

During the six month period ended August 31, 2005, our revenues increased approximately 126% to $6,266,000 as compared to $2,772,000 for the six month period ended August 31, 2004. These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 118% to $5,890,000 during the six month period ended August 31, 2005 as compared to $2,699,000 for the six month period ended August 31, 2004. The increase in revenues for our six month period ended August 31, 2005 reflects our direct management of our Titanic Exhibitions that began in our fiscal year ended
February 28, 2005. Our "Bodies....The Exhibition" and "Bodies Revealed"
exhibitions contributed additional revenue for the six month period ended August 31, 2005.

Merchandise and other revenue increased approximately 496% from $52,000 to $310,000 during the six month period ended August 31, 2004 as compared to the six month period ended August 31, 2005. This increase is attributed to higher sales during the six month period ended August 31, 2005 of Titanic merchandise sold separately from our exhibitions.

Our sale of coal increased to $66,000 from $21,000, or approximately 214% during the six month period ended August 31, 2005 as compared to the six month period ended August 31, 2004. This increase is attributed to higher exhibit sales of coal sold separately. Coal related jewelry is included in general merchandise sales.

We incurred exhibition costs of $1,423,000 and $1,240,000, respectively, for the six month period ended August 31, 2005 and 2004, as we now conduct our own exhibitions usually presented at museum venues and thereby incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Prior to our 2005 fiscal year, those costs were borne by our licensee that conducted the Titanic exhibitions directly.

Our general and administrative expenses increased to $2,399,000 or approximately 17% during the six month period ended August 31, 2005 as compared to $2,051,000 for the six month period ended August 31, 2004. This increase is attributed to increased personnel necessary to organize, administer, and manage our exhibitions.

Our depreciation and amortization expenses increased $153,000 or 87% to $329,000 during the six month period ended August 31, 2005 as compared to $176,000 for the six month period ended August 31, 2004. The increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, in the six month period ended August 31, 2005, there was an increase in amortization expense associated with amortization of exhibition licenses of $172,000, which was not present in the six month period ended August 31, 2004.

We realized income of $2,089,000 from operations during the six month period ended August 31, 2005 as compared to a loss of $723,000 from operations in the same prior year period. Management attributes this increase in income from operations to higher revenues from conducting our own exhibitions, despite increases in operating and general and administrative expenses, as well as to revenue contributions from our newest exhibitions, "Bodies Revealed" and "Bodies...The Exhibition." The operating loss for the six month period ended August 31, 2004 is primarily attributed to our transition as a licensor of Titanic artifacts to an operator of our Titanic exhibition tours.

We incurred interest income of $1,000 and $4,000 for the six month periods ended August 31, 2004 and 2005, respectively. We incurred interest expense of $19,000 and $51,000 for the six month periods ended August 31, 2004 and 2005, respectively. Interest expense during the six month period ended August 31, 2005 primarily pertains to interest accrued on a $1,000,000 credit facility provided by our joint venture partner and a shareholder loan of $500,000 that was made in anticipation of our capital needs as we transitioned to the direct management of our exhibitions.

Net income of $1,958,000 was realized for the six months ended August 31, 2005 as compared to a net loss of $741,000 in the same prior year period. Basic income (loss) per common share for the six month periods ended August 31, 2005 and 2004 was $0.09 and ($0.04), respectively. The basic weighted average shares outstanding for the six month periods ended August 31, 2005 and 2004 was 22,927,113 and 19,341,391, respectively. Diluted income (loss) per common share for the six month periods ended August 31, 2005 and 2004 was $0.08 and ($0.04), respectively. The diluted weighted average shares outstanding for the six month periods ended August 31, 2005 and 2004 was 25,167,805 and 19,341,391,
respectively.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,820,000 for the six months ended August 31, 2005 as compared to net cash used in operating activities of $170,000 in the same prior year period ended August 31, 2004.

For the six months ended August 31, 2005, the total cash used in investing activities was $2,765,000, which included acquisition of property and equipment of $683,000 and the acquisition of exhibition licenses of $2,082,000.

For the six months ended August 31, 2005, cash provided by financing activities was $1,960,000 and included advanced exhibit funding of $1,479,000 and a $1,000,000 credit facility made by our joint venture partner. This credit facility is repayable quarterly on account of principal in the amount of $100,000 in 2005 commencing September 30th and $150,000 in 2006 and thereafter together with interest at the rate of ten percent per annum and repayable in full on September 30, 2006. In addition, we received $500,000 for the purchase of 300,000 shares of our common stock from this joint venturer. We also received approximately $64,000 in cash from the exercise of warrants during the six month period ended August 31, 2005. In the prior year period, we received a shareholder loan of $500,000 that provided funding to assist us in our transition to managing our own exhibitions. This shareholder loan is unsecured and is for a five-year term with interest at six percent over the prime rate, and requires quarterly payments of interest and principal.

Our working capital and stockholders' equity was $180,000 and $10,875,000, respectively, at August 31, 2005.

We conducted our seventh research and recovery expedition to the Titanic wreck site in our 2005 fiscal year. We were successful in rescuing over 75 important historic artifacts. We plan on continuing our recovery work by planning future expeditions to the Titanic wreck-site as we intend to maintain our sole and exclusive rights as salvor-in-possession as conferred upon us by the U.S. District Court for the Eastern District of Virginia. Expedition 2004 which took place in the 2005 fiscal year, departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed us to rely exclusively on a deep ocean remotely operated vehicle that permitted the expedition to utilize round-the-clock underwater operations. The mission objectives for Expedition 2004, in addition to recovering important historical objects and identifying artifacts for future recovery, were to inspect the wreck-site for alleged harm caused by previous visitors and, if necessary, we were to establish guidelines for future visitation which will be released in the future. All of the mission objectives for Expedition 2004 were met. During the second and third quarters of the 2005 fiscal year, we spent $747,000 on this expedition and accounted for it as a cost of our salvor-in-possession right. A previous ruling from the U.S. District Court for the Eastern District of Virginia, which has jurisdiction over our salvor activities, declared that our salvor-in-possession right was our principal asset. There can be no assurance that our salvor-in-possession right will be maintained, as such right may be impaired as discussed further herein under "Legal Proceedings."

Although no date has been set for an expedition, management continues to plan to undertake a recovery operation to the RMS CARPATHIA to recover objects. As we own this sunken vessel, it is the intent of management to sell and/or exhibit any items recovered.

We expect that we will require additional outside funding to further implement our plans to conduct future exhibitions for both Titanic and other newly developed exhibitions. Previously, we relied upon third parties to conduct exhibitions under a licensing arrangement. There can be no assurances that further outside financing will be available when needed upon reasonable terms and as timely as management may require for the proper conduct of these and other future endeavors. If such further financing is not available, it could have a detrimental impact on our business.

We terminated our tour agreement with Clear Channel Exhibits Inc. ("CCE") on April 25, 2004 and we are now directly conducting exhibitions of Titanic artifacts with museums and other parties. We no longer receive guaranteed payments from CCE for exhibition of Titanic artifacts. As a result of our direct operations, we have incurred substantial expenses for hiring personnel, purchasing exhibitry, transporting artifacts and exhibitry, administrative expense and other costs.

Prior to the end of the license agreement with CCE, we purchased for $600,000 and completed payment on all Titanic exhibitry owned by CCE, which included exhibitry for five complete exhibitions of Titanic artifacts.

We began our own Titanic exhibitions in May 2004. Since then we have successfully conducted exhibitions in Philadelphia, Pennsylvania; Salt Lake City, Utah; and Manchester, England, Omaha, Nebraska and Shanghai, China. During the six month period ended August 31, 2005, we conducted Titanic exhibitions in Las Vegas, Nevada; Baltimore, Maryland; Columbus, Ohio; and Harrisburg, Pennsylvania. In addition, we began our new "Bodies Revealed" exhibition in Blackpool, England which ran from August through October 2004. We are currently conducting our "Bodies Revealed" and "Bodies...The Exhibition" exhibition in Seoul, Korea and Tampa, Florida, respectively.

In order to protect our salvor-in-possession status and to prevent third-parties from salvaging the Titanic wreck and wreck site, or interfering with our rights and ability to salvage the wreck and wreck site, we may have to commence judicial proceedings against third-parties. Such proceedings could be expensive and time-consuming. Additionally, in order to maintain our salvor-in-possession status we are required to maintain a reasonable presence over the wreck. We may be required to incur the costs for future expeditions so as to maintain our salvor-in-possession status. Our ability to undertake future expeditions may be dependent upon the availability of financing. No assurances can be given that any financing will be available on satisfactory terms, if at all.


Critical Accounting Policies

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


Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions ("APB 29"). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Financial Accounting Standard No. 95, "Statement of Cash Flows", SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005. The Company has adopted SFAS 123(R) and expects the adoption of SFAS 123(R) will not have a material impact on its net income and earnings per share.


FORWARD-LOOKING STATEMENTS
--------------------------

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important facts that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in the Company's Annual Report on Form 10-K and elsewhere in this Report. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "will", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of the Company or any other such person that the objectives and plans of the Company will be achieved.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company's financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes.


Interest Rate Risk

The Company has exposure to market rate risk for changes in interest rates related to the $500,000 variable interest shareholder loan discussed in Item 2 above. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but the Company believes that the impact of these fluctuations do not have a material effect on its financial position due to the short-term nature of any such investments. The Company does not have significant long-term debt. The Company's interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure the Company's interest rate risk. For the six months ended August 31, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on the Company's consolidated financial position, earnings, or cash flows, as the only interest expense affected by changes in interest rates is the expense related to the $500,000 variable interest shareholder loan.


Foreign Currency Risk

The Company conducts a portion of its business activities outside of the United States, and thereby is exposed to the risk of currency fluctuations between the United States dollar and certain foreign currency. If the value of the United States dollar decreases in relation to the foreign currency, the Company's potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended August 31, 2005, the Company did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although the Company's financial arrangements with foreign parties may be based upon foreign currencies, the Company has sought, and will continue to seek where practicable, to make its financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

a.) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company's management has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

b.) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On April 3, 2000, we filed a motion for declaratory judgment in United States Federal District Court asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is now in effect; but it is not yet operative because Congress has not adopted implementing legislation, so it is not yet time for us to consider re-filing our motion. We expect that whatever the outcome of this matter, the treaty will have no impact as to artifacts that we have already recovered. We do not know what effect, if any, this treaty will have on our future operations with respect to the Titanic.

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

On May 17, 2004, we appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, we informed the court that the U.S. government had declined a proposal we made to transfer our salvor-in-possession rights to the government. We confirmed our intent to retain our salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, we stated our intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the French government granted us all artifacts recovered from the wreck site during the 1987 expedition. The court also held that we will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the Titanic artifacts. In part, the court found that the law of finds does not apply to the Company because it is the salvor-in-possession of the Titanic wreck and wreck site.

We have appealed the July 2, 2004 Court Order, which appeal is now pending in the U.S. Court of Appeals for the Fourth Circuit. The court granted a stay of proceedings on August 2, 2004 that will indefinitely delay the interim salvage award trial.

Other Legal Proceedings

On April 25, 2002, the Company, our President and Chief Executive Officer and our former Chief Financial Officer were served with a lawsuit filed by Lawrence D'Addario, in the U.S. District Court for the Eastern District of Virginia, Norfolk Division Case No. 2:02cv250. The lawsuit alleges fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the Company and some of our officers, directors and shareholders and seeks damages in excess of $26,000,000. On April 23, 2004, the court dismissed the lawsuit. On May 24, 2004, we received notice that the plaintiff had appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. On February 24, 2005 the appellate court partially affirmed and partially vacated the dismissal of the case. It remanded back to the district court for trial the one derivative count alleging that certain of the officers and directors breached their fiduciary duties to the Company. Trial of this matter is currently scheduled to begin on October 17, 2005. No determination can be made at this time as to the likely outcome of this matter or what the consequences could be for us, but we intend to vigorously defend ourselves in this matter.

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

On June 28, 2005, the Company filed a complaint against G. Michael Harris and D. Michael Harris in the United States District Court for the District of Connecticut. The Company was seeking to prevent these defendants from violating the Company's salvor-in-possession rights and/or from violating two previous orders of this court which generally prevent the defendants from competing with the Company. In July 2004, the court denied our motion for injunctive relief, and shortly thereafter, we decided to voluntarily dismiss our motion.

There have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 28, 2005, the holders of a majority of the outstanding shares of Common Stock of the Company approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 40,000,000 shares. This increase in the number of authorized but unissued shares of Common Stock was made by the Company pursuant to a definitive information statement filed by the Company with the SEC on August 9, 2005.


ITEM 5. OTHER INFORMATION.

         Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

         On July 9, 2005, Gerald Couture, the Chief Financial Officer of the Company passed away following a brief battle with cancer.

         On July 13, 2005, the Company's Board of Directors appointed Arnie Geller to serve as the Company's interim Chief Financial Officer until a search for a permanent replacement for Mr. Couture is completed. Mr. Geller, age 64, has been a member of the Company's Board of Directors since May 1999 and has served as the Company's President and Chief Executive Officer since November 1999. Mr. Geller previously served as the Company's President from May 1993 to May 1995. Mr. Geller was a self-employed corporate consultant prior to his appointment as our President and Chief Executive Officer in November 1999. Mr. Geller intends to step down from the position of Chief Financial Officer following the completion by the Board of Directors of its search for a full-time Chief Financial Officer.


ITEM 6.  EXHIBITS

         See Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREMIER EXHIBITIONS, INC.


Dated: October 5, 2005                      By:  /s/ Arnie Geller
                                                 ----------------
                                                 Arnie Geller, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


11.1     Statement re: computation of per share earnings

31.1     Rule 13a-14(a)/15d-14(a) Certification.

32.1     Section 1350 Certification.