Form 10-Q
period 2005-11-30
PREMIER EXHIBITIONS, INC.
filed 2006-01-17
CIK 796764

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

                For the quarterly period ended November 30, 2005

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


                                 (404) 842-2600
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes x No __
                                                      ---
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer __   Accelerated filer __  Non-accelerated filer   x
                                                                            ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No x
                                                          ---

         The number of shares outstanding of the registrant's common stock on January 9, 2006 was 26,062,089.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.           Consolidated Financial Statements                            1
                  ---------------------------------

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10
                  ---------------------------------------------

Item 3.           Quantitative and Qualitative Disclosures About Market Risk  18
                  ----------------------------------------------------------

Item 4.           Controls and Procedures                                     19
                  -----------------------


PART II. OTHER INFORMATION
         -----------------


Item 1.           Legal Proceedings                                           20
                  -----------------

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds 21
                  -----------------------------------------------------------

Item 3.           Defaults Upon Senior Securities                             22
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders         22
                  ---------------------------------------------------

Item 5.           Other Information                                           22
                  -----------------

Item 6.           Exhibits                                                    23
                  --------

Signatures                                                                    24
----------

Index to Exhibits                                                             25
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

                                       Premier Exhibitions, Inc. and Subsidiaries
                                              Consolidated Balance Sheets

                                                                                February 28,            November 30,
                                                                                    2005                    2005
                                                                            ---------------------   ---------------------
Assets                                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                               $          1,258,000    $          5,428,000
    Accounts receivable                                                                1,057,000               1,653,000
    Receivable - Carpathia                                                                     -                 500,000
    Prepaid and refundable taxes                                                         222,000                  41,000
    Prepaid expenses and other current assets                                          1,405,000               3,760,000
                                                                            ---------------------   ---------------------
Total current assets                                                                   3,942,000              11,382,000

    Artifacts owned, at cost                                                           4,476,000               4,435,000
    Salvor's lien                                                                          1,000                   1,000
    Salvor-in-possession rights                                                          879,000                 879,000
    Property and equipment, net of accumulated depreciation
    of $1,976,000 and $2,236,000, respectively                                           738,000               1,694,000
    Exhibition licenses, net of amortization of $-0- and $343,790, respectively                -               3,779,000
    Other assets                                                                         728,000                 144,000

                                                                            ---------------------   ---------------------
                                                                            $         10,764,000    $         22,314,000
                                                                            =====================   =====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                $          1,660,000    $          2,465,000
    Deferred revenue                                                                   1,000,000                 300,000
    Notes payable                                                                        425,000               2,432,000
                                                                            ---------------------   ---------------------
Total current liabilities                                                              3,085,000               5,197,000

Commitments and contingencies                                                                  -                       -

Stockholders' equity:
    Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 22,299,939 and 26,062,089 shares
       at February 28, 2005 and November 30, 2005, respectively                            2,000                   3,000
    Common stock payable                                                                       -                 823,000
    Additional paid-in capital                                                        20,316,000              26,588,000
    Accumulated deficit                                                              (12,665,000)            (10,284,000)
    Accumulated other comprehensive income (loss)                                         26,000                 (13,000)
                                                                            ---------------------   ---------------------
Total stockholders' equity                                                             7,679,000              17,117,000
                                                                            ---------------------   ---------------------

                                                                            $         10,764,000    $         22,314,000
                                                                            =====================   =====================

                The accompanying notes are an integral part of the consolidated financial statements.


                                         Premier Exhibitions, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (unaudited)

                                                     Three Months Ended November 30,           Nine Months Ended November 30,
                                                ----------------------------------------   ----------------------------------------
                                                       2004                 2005                  2004                 2005
                                                --------------------  ------------------   -------------------  -------------------

Revenue:
      Exhibition and related merchandise sales   $        2,346,000    $      2,650,000     $       5,045,000    $       8,539,000
      Merchandise and other                                  79,000             101,000               131,000              411,000
      Sale of coal                                            7,000              21,000                28,000               88,000
                                                --------------------  ------------------   -------------------  -------------------
Total revenue                                             2,432,000           2,772,000             5,204,000            9,038,000

Expenses:
      General and administrative                          1,243,000           1,677,000             3,294,000            4,077,000
      Depreciation and amortization                         132,000             275,000               308,000              604,000
      Exhibition costs                                      792,000             895,000             2,040,000            2,317,000
      Cost of merchandise sold                                9,000               4,000                24,000               21,000
      Cost of coal sold                                       2,000               1,000                 7,000                9,000
                                                --------------------  ------------------   -------------------  -------------------
Total expenses                                            2,178,000           2,852,000             5,673,000            7,028,000

                                                --------------------  ------------------   -------------------  -------------------
Income (loss) from operations                               254,000             (80,000)             (469,000)           2,010,000

Other income and expenses:
      Interest income                                             -              33,000                 1,000               36,000
      Interest expense                                      (14,000)            (14,000)              (33,000)             (65,000)
      Forgiveness of interest expense                             -              25,000                     -               25,000
      Gain on sale of fixed assets and Carpathia                  -             459,000                     -              375,000
                                                --------------------  ------------------   -------------------  -------------------
Total other income and expenses                             (14,000)            503,000               (32,000)             371,000

Income (loss) before provision for income taxes             240,000             423,000              (501,000)           2,381,000

Provision for income taxes                                        -                   -                     -                    -

Net income (loss)                                $          240,000    $        423,000     $        (501,000)   $       2,381,000
                                                ====================  ==================   ===================  ===================

Other comprehensive operations:
      Foreign currency translation                           18,000              (9,000)               18,000              (39,000)

Net income (loss) after other
 comprehensive operations                        $          258,000    $        414,000     $        (483,000)   $       2,342,000
                                                ====================  ==================   ===================  ===================

Basic income (loss) per common share             $             0.01    $           0.02     $           (0.02)   $            0.10
                                                ====================  ==================   ===================  ===================

Basic weighted average number of
      common shares outstanding                          22,299,939          24,517,620            20,818,898           23,453,426
                                                ====================  ==================   ===================  ===================

Diluted income (loss) per common share           $             0.01    $           0.02     $           (0.02)   $            0.09
                                                ====================  ==================   ===================  ===================

Diluted weighted average number of
      common shares outstanding                          22,299,939         27,824,242             20,818,898           26,760,048
                                                ====================  ==================   ===================  ===================


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                 Premier Exhibitions, Inc. and Subsidiaries
                                                   Consolidated Statements of Cash Flows
                                                               (unaudited)

                                                                                        Nine Months Ended November 30,
                                                                                   ------------------------------------------
                                                                                          2004                   2005
                                                                                   -------------------    -------------------

Cash flows from operating activities:
         Net income (loss)                                                         $         (501,000)    $        2,381,000
                                                                                   -------------------    -------------------

         Adjustments to reconcile net income (loss) to net cash provided (used)
           by operating activities:
               Depreciation and amortization                                                  308,000                604,000
               Issuance of common stock for interest expense                                    6,000                      -
               Issuance of common stock in exchange for options                               247,000                      -
               Issuance of common stock for services                                          277,000                823,000
               Issuance of compensatory stock options                                               -                127,000
               (Increase) decrease in cost of artifacts                                         3,000                 (1,000)
               Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable                                 (724,000)              (596,000)
                  (Increase) decrease in other receivables                                          -               (500,000)
                  (Increase) decrease in prepaid and refundable taxes                               -                181,000
                  (Increase) decrease in prepaid expenses and other current assets             27,000             (2,355,000)
                  (Increase) decrease in other assets                                        (118,000)               584,000
                  Increase (decrease) in deferred revenue                                           -               (700,000)
                  Increase (decrease) in accounts payable and accrued liabilities             721,000                805,000
                                                                                   -------------------    -------------------
           Total adjustments                                                                  747,000             (1,028,000)
                                                                                   -------------------    -------------------

                                                                                   -------------------    -------------------
           Net cash provided by operating activities                                          246,000              1,353,000
                                                                                   -------------------    -------------------

Cash flows used by investing activities:
           Purchases of property and equipment                                               (955,000)            (1,216,000)
           Investment in salvor-in-possession rights                                         (747,000)                     -
           Purchase of exhibition license                                                           -             (2,082,000)
           Sale of Carpathia interest                                                               -                 40,000
                                                                                   -------------------    -------------------
           Net cash used by investing activities                                           (1,702,000)            (3,258,000)
                                                                                   -------------------    -------------------

Cash flows from financing activities:
           Proceeds from notes payable                                                        500,000              2,425,000
           Principal payments on notes payable                                                (50,000)            (1,848,000)
           Proceeds from warrant exercise                                                           -                 69,000
           Proceeds from sale of common stock                                               1,278,000              5,468,000
                                                                                   -------------------    -------------------
           Net cash provided by financing activities                                        1,728,000              6,114,000
                                                                                   -------------------    -------------------

Effect of exchange rate changes on cash                                                             -                      -

Net increase in cash and cash equivalents                                                     272,000              4,209,000

Cash and cash equivalents at beginning of period                                              547,000              1,258,000
                                                                                   -------------------    -------------------

Effect of exchange rate changes                                                                18,000                (39,000)
                                                                                   -------------------    -------------------

Cash and cash equivalents at end of period                                         $          837,000     $        5,428,000
                                                                                   ===================    ===================

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                  $           30,000     $           30,000
                                                                                   ===================    ===================

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

Certain amounts in prior year's balance sheet and statement of cash flows have been reclassified to conform to the current year presentation.

2. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three and nine months ended November 30, 2005 and 2004, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.

For the three and nine months ended November 30, 2005 and 2004, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares include unvested restricted stock and common shares issuable upon exercise of stock options and warrants using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

                   Premier Exhibitions, Inc. and Subsidiaries
                   Computation of Net Income (Loss) Per Share
                                   (Unaudited)


                                                            Three months                            Nine months
                                                         ended November 30,                     ended November 30,
                                                 ------------------------------------   ------------------------------------
                                                       2004              2005                 2004              2005
                                                 ------------------------------------   ------------------------------------

                                                 ------------------------------------   ------------------------------------
Net income (loss)                                 $    240,000      $    423,000         $  (501,000)    $    2,381,000
                                                 ====================================   ====================================

Weighted average number of common                   22,299,939        24,517,620          20,818,898         23,453,426
  shares outstanding

Common equivalent shares
  representing shares issuable
  upon exercise of outstanding
  warrants and options                                       -         3,306,622                   -          3,306,622
                                                 ------------------------------------   ------------------------------------
                                                    22,299,939        27,824,242          20,818,898         26,760,048
                                                 ====================================   ====================================

 Net income (loss) per share:
    Basic                                         $       0.01      $       0.02         $     (0.02)     $        0.10
                                                 ====================================   ====================================

    Diluted                                       $       0.01      $       0.02         $     (0.02)     $        0.09
                                                 ====================================   ====================================


3. Debt & Equity Transactions

In April 2005, the Company entered into a term sheet for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. The joint venture partner provided the Company with $2,425,000 of funding. $1,000,000 of this funding was a credit facility provided to the Company. This joint venture arrangement provides the Company with minimum exhibition revenue guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this transaction. The credit facility was repayable quarterly in the amount of $100,000 in 2005 commencing September 30th and $150,000 in 2006 and thereafter and accrued interest at the rate of ten percent per annum and was repayable in full on September 30, 2006. In December 2005, the Company's joint venture partner exercised its option to extend for two additional exhibitions which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on this $1,000,000 credit facility. As of the option exercise date, there were no principal and interest payments remitted to the joint venture partner.

In April 2005, the Company received $500,000 for the purchase of 300,000 shares of the Company's common stock from the above joint venturing party as consideration in the co-production transaction. The common shares issued in this transaction are unregistered securities under the Securities Act of 1933, as amended (the "Securities Act"), and were issued in reliance on Section 4(2) of the Securities Act, as the issuance did not involve a public offering.

In March 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. ("PAI"), a Nevada corporation, acquired all the membership interests in Exhibitions International, LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The acquisition of EI was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) payment by PAI of a debt of EI in the amount of $300,000; (3) the issuance of 200,000 shares of the Company's common stock, valued at $1.54 per share; and (4) the issuance to EI of two-year warrants to acquire 300,000 shares of the Company's common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock). The common stock underlying the warrants has piggyback registration rights.

The fair value of the two-year warrants for EI to acquire 300,000 shares of the Company's common stock was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options:  2 years
Risk-free interest rate:   4.75%
Expected volatility:       100.0%
Expected dividend yield:   $-0-

The estimated value of these warrants is approximately $299,000, which is recorded in exhibition licenses in the Company's financial statements.

In October 2005, the Company completed a private placement of its securities, in which the Company sold units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share. The units sold in the October 2005 private placement represented a total of 4,956,577 shares of the Company's common stock. This total consists of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights.

The lease for the Company's principal executive offices was amended a second time on November 8, 2005 when the leased space was increased to approximately 6,000 square feet. The amended lease provides for base annual lease payments of $110,591 with a 2.5% annual adjustment. The second amended lease, which increased the Company's office space by over 1,800 square feet, requires us to pay an additional total of $71,242 over the duration of the lease.

During the nine months ended November 30, 2005, the Company issued 670,000 employee stock options under the 2004 Stock Option Plan. These options have exercise prices ranging from $1.70 to $2.15 per share, vest over a three year period, and have a term of ten years. The exercise prices of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant. Therefore, no deferred compensation was recognized during the period. The Company recorded compensation expense related to stock options granted to the Company's employees of $103,712 during the nine months ended November 30, 2005.

During the nine months ended November 30, 2005, the Company received $68,850 for the exercise of 81,000 warrants to purchase shares of common stock at an exercise price of $.85 per share.

On October 1, 2005, the company entered into two three-year consulting agreements for investor relations services with a firm and an individual which require monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements require the Company to issue 350,000 shares of common stock and 225,000 five-year warrants to purchase the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $173,273 in consulting expense related to these two agreements during the nine months ended November 30, 2005. The common stock has not been issued at November 30, 2005, and is recorded as a common stock payable in the Company's financial statements. The common stock and the common stock underlying the warrants has piggyback registration rights.

4. Sale of Carpathia Interest

On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the RMS Carpathia for the purpose of exploring and salvaging the RMS Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. is obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company has the sole and exclusive option to terminate this agreement. The gain on the 3% ownership interest in the RMS Carpathia is recorded as a gain on the sale of fixed assets in the Company's financial statements.

5. Legal Proceedings

The Company recently reached a tentative settlement in the Lawrence D'Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc. case which is pending in the United States District Court for Eastern District of Virginia, Norfolk Division. The court granted preliminary approval of the settlement on November 10, 2005. This settlement is subject to final approval following a fairness hearing scheduled for January 20, 2006. If the proposed settlement becomes final, this action will be terminated. The Company can provide no assurances that the proposed settlement will become final.

The Company recently reached a tentative settlement in the Dave Shuttle and Barbara Shuttle v. Arnie Geller, G. Michael Harris, Gerald Couture, and R.M.S. Titanic, Inc. case which is pending in the United States District Court for the Middle District of Florida. The settlement is incorporated into and has the same terms as the settlement in the D'Addario case. On December 7, 2005, the Florida court granted preliminary approval of the settlement, subject to final approval following a fairness hearing in the Florida court on January 27, 2006. If the Florida court gives final approval to this settlement, this action will also be terminated. The Company can provide no assurances that the proposed settlement will become final.

The settlement agreement for each of the Shuttle and D'Addario cases is the same. The main component of the settlement agreement is the Company's adoption of a corporate governance plan. In addition to the corporate governance plan, the settlement agreement provides that the Company's directors and officers insurance carrier pay $300,000 of the plaintiffs' attorneys' fees and costs, which includes plaintiffs' attorneys' out-of-pocket expenses of approximately $24,000. These payments represent the entire cash settlement for both the Shuttle and D'Addario cases.

The Company is also presently a defendant and a counterclaim plaintiff in Plastination Company v. Premier Exhibitions, Inc. pending in the United States District Court for the Northern District of Ohio. In this case, filed on February 16, 2005, the plaintiff alleges that the Company's human anatomy exhibitions violate its intellectual property rights. This case was filed just after the Company filed a case in Ohio State court in which it alleged that Plastination Company, and its principal, Gunther Von Hagens, engaged in unfair business practices with the Company when it was seeking to debut its "BODIES . . .. THE EXHIBITION" exhibition in Cleveland, Ohio. When the plaintiff filed his case in the United States District Court for the Northern District of Ohio, the Company dismissed its lawsuit for unfair competition and refiled it as a counterclaim to the Plastination Company case pending in federal court. The plaintiff seeks to enjoin the Company from continuing its human anatomy exhibitions and to have the Company account for all profits it has derived from alleged unfair competition. The Company believes that the plaintiff's claims are entirely without merit and it intends to vigorously defend itself at trial and to just as vigorously prosecute its claims for unfair competition. Nevertheless, the outcome of this case is uncertain and the Company looses the trial, this outcome could have a material adverse impact on the Company's ability to produce its exhibitions.

6. Subsequent Events

On January 9, 2006, the Company finalized a $750,000 revolving line of credit with Bank of America, N.A. This Credit Facility, which is evidenced by a Promissory Note made by the Company in favor of Bank of America, allows the Company to make revolving borrowings of up to $750,000. Interest under this Credit Facility is calculated from the date of each advance by Bank of America to the Company and is determined based upon changes in an index which is the rate of interest publicly announced from time to time by Bank of America as its Prime Rate. Under this Credit Facility, the Company must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Facility on June 30, 2006. This Credit Facility contains customary representations, warranties and covenants.

In connection with the above described Credit Facility, the Company has also granted Bank of America a security interest in all of the Company's property pursuant to a Commercial Security Agreement up to the amount advanced on the Facility. In addition, in order to facilitate the Company's establishment of the Credit Facility, Sam Tour (USA), Inc., a secured lender of the Company, has agreed pursuant to a UCC Lien Subordination Agreement that any security interest, lien or right it has or may have with respect to the Company's property is subordinate to the security interest granted by the Company in favor of Bank of America.

The Company entered into the above described Credit Facility in order to help finance the expansion of the Company's exhibition business. As of January 14, 2006, no amounts have been advanced to the Company pursuant to the Credit Facility.

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

Overview

         We have been developing and touring museum quality exhibitions since 1993. We operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through RMS Titanic, Inc., which is now our wholly-owned subsidiary. Presently our business consists of exhibitions based on the RMS Titanic and on human anatomy. We intend to present different exhibitions in the future, which are not related to the Titanic or to human anatomy.

Titanic Exhibitions
-------------------

         To date, we have derived most of our revenue from our Titanic exhibitions. Our subsidiary, RMS Titanic, Inc., operates our Titanic exhibitions. It is presently the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner Titanic sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies more than 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and are utilizing this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales for our multiple museum quality exhibitions that tour the world, our participation in television programs about the Titanic, and the sale of Titanic merchandise.

         Our Titanic exhibitions have been exhibited in over forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China, England and other countries. The table below lists our Titanic exhibition locations during our current fiscal year:

          o    Whitaker Center, Harrisburg, PA (June 4 - September 18, 2005)
          o Maryland Science Center, Baltimore, MD (February 12 - September 11, 2005)
          o    COSI Columbus, Columbus, OH (March 12 - September 5, 2005)
          o Tropicana Resort & Casino, Las Vegas, NV (March 25, 2005 - January 31, 2006)
          o    The Zappion, Athens, Greece (October 8, 2005 - March 1, 2006)
          o    St. Louis Science Center, St. Louis,  Missouri (November 11, 2005
               - April 15, 2006)
          o    The AT Center,  Seoul,  South Korea  (December 3, 2005 - March 1,
               2006)
          o    Queen Mary,  Long Beach,  CA  (December  17, 2005 - September  4,
               2006)

     We intend to announce the opening of additional Titanic exhibitions later this fiscal year.

         The opening dates above are tentative. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may be delayed and the exhibit location may be changed.

"BODIES . . . THE EXHIBITION" and "Bodies Revealed" Exhibitions
---------------------------------------------------------------

         We have recently begun using our experience in the exhibition business to conduct human anatomy exhibitions that are not related to the Titanic. We have acquired multi-year license and exhibition rights to multiple separate human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens plus at least one hundred and fifty single human organs. We are currently in possession of three sets of specimens, one of which we call the "Bodies Revealed" exhibition, and two of which we call "BODIES
.. . . THE EXHIBITION."

         These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, and offer the public an opportunity to explore the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal muscular, nervous, circulatory or digestive systems. The full body specimens are complemented by presentation cases of related individual organs, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

         "Bodies Revealed" debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition that we produced. We expanded our human anatomy exhibition business by creating two additional exhibitions known as "BODIES . . .. THE EXHIBITION." The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005. The table below lists our "BODIES . . .. THE EXHIBITION" and "Bodies Revealed" exhibition locations during our current fiscal year:

          o "Bodies Revealed," Samsung's Everland Theme Park, Seoul, South Korea (March 2005 - November 2005)
          o "BODIES . . . THE EXHIBITION," Museum of Science and Industry, Tampa, FL (August 18, 2005 - February 26, 2006)
          o "BODIES . . . THE EXHIBITION," South Street Seaport, New York, NY (November 19, 2005 - May 31, 2006)

         We also anticipate opening the following additional "BODIES . . . THE EXHIBITION" during this fiscal year:

          o The John P. McGovern Museum of Health & Medical Science, Houston, Texas (Spring 2006)

         We intend to announce the opening of additional "BODIES . . . THE EXHIBITION" and "Bodies Revealed" exhibitions later this fiscal year.

RESULTS OF OPERATIONS

THE QUARTER ENDED NOVEMBER 30, 2005 COMPARED TO THE QUARTER ENDED NOVEMBER 30, 2004

         During the quarter ended November 30, 2005, our revenues increased approximately 14% to $2,772,000 as compared to $2,432,000 in the quarter ended November 30, 2004. This change was principally attributable to an increase in exhibition and related merchandise sales of approximately 13% to $2,650,000 during the quarter ended November 30, 2005 as compared to $2,346,000 for the quarter ended November 30, 2004. This increase reflects our increase in the number of locations of directly managed Titanic Exhibitions from the prior year.
In addition, our "Bodies....The Exhibition" and "Bodies Revealed" exhibitions contributed additional revenue for the quarter ended November 30, 2005.

         Merchandise and other revenue increased approximately 28% from $79,000 to $101,000, during the quarter ended November 30, 2004 as compared to the third quarter ended November 30, 2005, respectively. This increase is attributable to higher sales during the quarter ended November 30, 2005 of Titanic merchandise sold separately from the exhibitions.

         Our sale of coal recovered from the Titanic increased to $21,000 from $7,000, or approximately 200%, during the quarter ended November 30, 2005 as compared to the quarter ended November 30, 2004. This increase is attributed to higher exhibit sales of coal as well as coal sold separately. Coal related jewelry is included in general merchandise sales.

         We incurred exhibition costs of $895,000 and $792,000 for the third quarters ended November 30, 2005 and 2004, respectively. Exhibition costs are reflective of us conducting our own exhibitions at museum venues which means we directly incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. We had an increase in exhibition costs during the quarter ended November 30, 2005 as compared to the prior year quarter resulting from higher installation and de-installation costs attributable to the movement of venues during the current period.

         Our general and administrative expenses increased to $1,677,000 from $1,243,000, or approximately 35% during the quarter ended November 30, 2005 as compared to the quarter ended November 30, 2004. This increase is attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants during the quarter ended November 30, 2005.

         Our depreciation and amortization expenses increased $143,000 or 108% to $275,000 during the quarter ended November 30, 2005 as compared to $132,000 for the quarter ended November 30, 2004. These increases primarily reflect additional investments made in fixed assets for our exhibitions. In addition, there was an increase in amortization expense associated with amortization of exhibition licenses of $172,000, which was not present in the quarter ended November 30, 2004.

         We realized a loss of $80,000 from operations during the quarter ended November 30, 2005 as compared to income of $254,000 from operations in the same prior year period. Management attributes this loss from operations to an increase in general and administrative costs which is primarily the result of increased personnel necessary to organize, administer, and manage our exhibitions. In addition, our exhibition revenues and installation and de-installation costs were both negatively affected by the movement of venues during the current period which is typical in this business. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants during the quarter ended November 30, 2005. In addition, there were a number of Titanic exhibitions that ended in the beginning of the quarter and were deployed to new venues, therefore, there was limited revenue generated by these sets of artifacts during the current quarter.

         Interest income of $33,000 was primarily associated with interest earned on our bank cash balances during the quarter ended November 30, 2005. We incurred interest expense of $14,000 for the quarters ended November 30, 2005 and 2004. Interest expense during the quarter ended November 30, 2005 and 2004 primarily pertains to a shareholder loan of $500,000 that was made in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions. Forgiveness of interest of $25,000 was related to our joint venture exhibition guarantee amounts being used against principal and interest payment obligations on our $1,000,000 credit facility in 2005.

         On November 30, 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc., a Nevada corporation for $500,000, which is reflected as a gain on the sale of fixed assets of $459,000 during the quarter ended November 30, 2005. In addition, we granted a twenty-five year license to conduct joint expeditions with this partner to the RMS Carpathia for the purpose of exploring and salvaging the RMS Carpathia. The purchase price of the license was $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. is obligated to make payments under a payment schedule. In the event of default, we have the sole and exclusive option to terminate this agreement. The gain on the 3% ownership interest in the RMS Carpathia is recorded as a gain on the sale of fixed assets in our financial statements.

         We realized net income of $423,000 for the quarter ended November 30, 2005 as compared to net income of $240,000 in the same prior year period. Basic income per common share for the three months ended November 30, 2005 and 2004 was $0.02 and $0.01, respectively. The basic weighted average shares outstanding for the quarters ended November 30, 2005 and 2004 was 24,517,620 and 22,299,939, respectively. Diluted income per common share for the quarters ended November 30, 2005 and 2004 was $0.02 and $0.01, respectively. The diluted weighted average shares outstanding for the quarters ended November 30, 2005 and 2004 was 27,824,242 and 22,299,939, respectively.


THE NINE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2004

         During the nine months ended November 30, 2005, our revenues increased approximately 74% to $9,038,000 as compared to $5,204,000 for the nine months ended November 30, 2004. These changes were principally attributable to increases in exhibition and related merchandise sales of approximately 69% to $8,539,000 during the nine months ended November 30, 2005 as compared to $5,045,000 for the nine months ended November 30, 2004. The increase in revenues for 2005 reflects our increase in the number of locations of directly managed Titanic Exhibitions that began in our fiscal year ended February 28, 2005. Our
"Bodies....The Exhibition" and "Bodies Revealed" exhibitions contributed additional revenue for the nine months ended November 30, 2005.

         Merchandise and other revenue increased approximately 214% from $131,000 to $411,000 during the nine months ended November 30, 2004 as compared to the nine months ended November 30, 2005. This increase is attributable to higher sales during 2005 of Titanic merchandise sold separately from our exhibitions.

         Our sale of coal recovered from the Titanic increased to $88,000 from $28,000, or approximately 214% during the nine months ended November 30, 2005 as compared to the nine months ended November 30, 2004. This increase is attributed to higher exhibit sales of coal as well as sold separately. Coal related jewelry is included in general merchandise sales.

         We incurred exhibition costs of $2,317,000 and $2,040,000, respectively, for the nine months ended November 30, 2005 and 2004. Exhibition costs are reflective of us conducting our own exhibitions usually presented at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Prior to our 2005 fiscal year, those costs were borne by our licensee that conducted our Titanic exhibitions. Exhibition costs as a percentage of exhibition revenues were 27% and 40%, respectively, for the nine months ended November 30, 2005 and 2004.

         Our general and administrative expenses increased to $4,077,000 or approximately 24% during the nine months ended November 30, 2005 as compared to $3,294,000 for the nine months ended November 30, 2004. This increase is attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants during the nine months ended November 30, 2005.

         Our depreciation and amortization expenses increased $296,000 or 96% to $604,000 during the nine months ended November 30, 2005 as compared to $308,000 for the nine months ended November 30, 2004. The increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, in the nine months ended November 30, 2005, there was an increase in amortization expense associated with amortization of exhibition licenses of $344,000, which was not present in the nine months ended November 30, 2004.

         We realized income of $2,010,000 from operations during the nine months ended November 30, 2005 as compared to a loss of $469,000 from operations in the same prior year period. Management attributes this increase in income from operations to higher revenues from conducting our own exhibitions, despite related increases in operating and general and administrative expenses, as well as to revenue contributions from our newest exhibitions, "Bodies Revealed" and "Bodies...The Exhibition."

         We incurred interest income of $36,000 and $1,000 for the nine months ended November 30, 2005 and 2004, respectively. We incurred interest expense of $33,000 and $65,000 for the nine months ended November 30, 2004 and 2005, respectively. Interest expense during the nine months ended November 30, 2005 and 2004 primarily pertains to a shareholder loan of $500,000 that was made in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions. Forgiveness of interest of $25,000 was related to our joint venture exhibition guarantee amounts being used against principal and interest payment obligations on our $1,000,000 credit facility in 2005.

         We realized net income of $2,381,000 for the nine months ended November 30, 2005 as compared to a net loss of $501,000 in the same prior year period. Basic income (loss) per common share for the nine months ended November 30, 2005 and 2004 was $0.10 and ($0.02), respectively. The basic weighted average shares outstanding for the nine months ended November 30, 2005 and 2004 was 23,453,426 and 20,818,898, respectively. Diluted income (loss) per common share for the nine months ended November 30, 2005 and 2004 was $0.09 and ($0.02), respectively. The diluted weighted average shares outstanding for the nine months ended November 30, 2005 and 2004 was 26,760,048 and 20,818,898,
respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1,353,000 for the nine months ended November 30, 2005 as compared to $246,000 in the nine months ended November 30, 2004. This increase primarily reflects our change in operations to directly conducting our Titanic exhibitions with museums and other parties and the increase in the number of venue locations. Also, our newest exhibitions, "Bodies...The Exhibition" and "Bodies...Revealed" have contributed to our cash provided by operating activities as we negotiate advance payments against anticipated exhibition revenues to book these exhibitions.

         For the nine months ended November 30, 2005, the total cash used in investing activities was $3,258,000, which included acquisition of property and equipment of $1,216,000 and the acquisition of exhibition licenses of $2,082,000. The increase in acquisition of property and equipment primarily consists of the purchase of additional exhibitry used in our Titanic, "Bodies...Revealed" and "Bodies...The Exhibition" exhibits. The increase in acquisition of exhibition licenses includes licenses acquired from Exhibitions International, Inc. for exclusive licensing rights to certain anatomical specimens. In addition, we have purchased multi-year license and exhibition rights for several additional separate human anatomy exhibitions.

         For the nine months ended November 30, 2005, cash provided by financing activities was $6,114,000 and included advanced exhibit funding of $1,425,000 and a $1,000,000 credit facility made by our joint venture partner, pursuant to a joint venture we entered into in April 2005. This credit facility was repayable quarterly on account in the amount of $100,000 per quarter beginning September 30, 2005 and $150,000 per quarter in 2006, and accrued interest at the rate of ten percent per annum. This credit facility was repayable in full on September 30, 2006. We provided a general security interest over our assets as part of this facility. In December 2005, our joint venture partner exercised its option to extend for two additional exhibitions which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on this $1,000,000 credit facility. As of the option exercise date, there were no principal and interest payments remitted to the joint venture partner. In addition, our joint venture partner purchased 300,000 shares of our common stock for $500,000.

         We also received approximately $69,000 in cash from the exercise of warrants during the nine months ended November 30, 2005.

         Our working capital and shareholders' equity was $6,185,000 and $17,117,000, respectively, at November 30, 2005, as compared with working capital of $857,000 and shareholders' equity of $7,679,000 at February 28, 2005. Our current ratio was 2.19 and 1.28 at November 30, 2005 and February 28, 2005, respectively.

         In the prior year period, we received a shareholder loan of $500,000 that provided funding to assist us in our transition to directly managing our own exhibitions. This shareholder loan is unsecured and is for a five-year term with interest at six percent over the prime rate and requires quarterly payments of interest and principal.

         In October 2005, we completed a private placement of our securities, in which we raised $4,968,477 by selling units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share.

The units sold in the October 2005 private placement represented a total of 4,956,577 shares of our common stock. This total consists of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights. The proceeds of this private placement are being used for general working capital purposes.

         The lease for our principal executive offices was amended a second time on November 8, 2005 when the leased space was increased to approximately 6,000 square feet. The amended lease provides for base annual lease payments of $110,591 with a 2.5% annual adjustment. The second amended lease, which increased our office space by over 1,800 square feet, requires us to pay an additional total of $71,242 over the duration of the lease.

         During the nine months ended November 30, 2005, we received $68,850 for the exercise of 81,000 warrants at an exercise price of $.85 per share.

         On October 1, 2005, we entered into two three-year consulting agreements for investor relations services with a firm and an individual which require monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements require us to issue 350,000 shares of common stock and 225,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $173,273 in consulting expense related to these two agreements during the nine months ended November 30, 2005. The common stock has not been issued at November 30, 2005, and is recorded as a common stock payable in our financial statements. The common stock and the common stock underlying the warrants has piggyback registration rights.

         On November 30, 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, we sold it a twenty-five year license to conduct joint expeditions with us to the RMS Carpathia for the purpose of exploring and salvaging the RMS Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. is obligated to make payments under a payment schedule. In the event of default, the Company has the sole and exclusive option to terminate this agreement. The gain on the 3% ownership interest in the RMS Carpathia is recorded as a gain on the sale of fixed assets in our financial statements.

         For the nine months ended November 30, 2004, cash provided by financing activities was $1,728,000, which included a private placement of securities in August 2004 and a loan provided by two shareholders. In August 2004, we closed a private placement in which we sold 1,469,927 shares of common stock and warrants to purchase 441,003 shares of common stock for aggregate consideration of $1,514,000. The net proceeds of this private placement were $1,278,000 after fees, expenses and other costs. In connection with this private placement, we also issued warrants to purchase 293,985 shares of common stock to our placement agent. All of the warrants issued in the private placement are exercisable over a five-year term at an exercise price of $1.50 per share. This private placement was used to supplement our working capital needs.

         On January 9, 2006, we finalized a $750,000 revolving line of credit with Bank of America, N.A. This Credit Facility, which is evidenced by a Promissory Note made by us in favor of Bank of America, allows us to make revolving borrowings of up to $750,000. Interest under this Credit Facility is calculated from the date of each advance by Bank of America to us and is determined based upon changes in an index which is the rate of interest publicly announced from time to time by Bank of America as its Prime Rate. Under this Credit Facility, we must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Facility on June 30, 2006. This Credit Facility contains customary representations, warranties and covenants.

         In connection with the above described Credit Facility, we have also granted Bank of America a security interest in all of our property pursuant to a Commercial Security Agreement up to the amount advanced on the Facility. In addition, in order to facilitate the establishment of the Credit Facility, Sam Tour (USA), Inc., our secured lender, has agreed pursuant to a UCC Lien Subordination Agreement that any security interest, lien or right it has or may have with respect to our property is subordinate to the security interest we granted in favor of Bank of America.

         We entered into the above described Credit Facility in order to help finance the expansion of our exhibition business. As of January 14, 2006, no amounts have been advanced to us pursuant to the Credit Facility.

         We conducted our seventh research and recovery expedition to the Titanic wreck site in fiscal year 2005. During the second and third quarters of fiscal year 2005, we spent $747,000 on this expedition and accounted for it as a cost of our salvor-in-possession right.

         We expect that we will require additional outside funding to further implement our plans to conduct future exhibitions of the Titanic and medical-anatomical exhibitions as well as other exhibitions we may develop. Previously, we relied upon third parties to conduct our exhibitions under a licensing arrangement. There can be no assurances that further outside financing will be available when needed upon reasonable terms and as timely as we may require for the proper conduct of these and other future endeavors. If such further financing is not available, it could have a detrimental impact on our business.

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

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions ("APB 29"). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is has not had a material impact on the Company's financial position or results of operations.

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


FORWARD-LOOKING STATEMENTS
--------------------------

         Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K and elsewhere in this Report. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "will", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us that our objectives and plans will be achieved.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

         We have exposure to market rate risk for changes in interest rates related to the $500,000 variable interest shareholder loan discussed in Item 2 above. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have significant long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the nine months ended November 30, 2005, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flows, as the only interest expense affected by changes in interest rates is the expense related to the $500,000 variable interest shareholder loan.

Foreign Currency Risk

         We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter and nine months ended November 30, 2005, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

         There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are presently a defendant in Lawrence D'Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc., which is pending in the United States District Court for Eastern District of Virginia, Norfolk Division. The parties have recently reached a tentative settlement of this case, and the court granted preliminary approval of the settlement on November 10, 2005, subject to final approval following a fairness hearing scheduled for January 20, 2006. If the proposed settlement becomes final, this action will be terminated. We can provide no assurances that the court will approve this settlement.

         We are also presently a defendant in Dave Shuttle and Barbara Shuttle
v. Arnie Geller, G. Michael Harris, Gerald Couture, and R.M.S. Titanic, Inc. which is pending in the United States District Court for the Middle District of Florida. We believe that this matter is directly related to the D'Addario case, and, as with that case, we believe the plaintiff's claims in this case are without merit. On March 1, 2005, the court certified this matter as a class action. We recently reached a tentative settlement of this case, which settlement is incorporated into and has the same terms as the settlement in the D'Addario case. On December 7, 2005, the Florida court granted preliminary approval of the settlement, subject to final approval following a fairness hearing in the Florida court on January 27, 2006. If the Florida court gives final approval to this settlement, this action will also be terminated. We can provide no assurances that the court will approve this settlement.

         The settlement agreement is the same for the Shuttle and D'Addario cases. The main component of the settlement agreement is our adoption of a corporate governance plan. The proposed corporate governance plan provides, among other things, as set forth below.

          o The board of directors will be comprised of a majority of independent directors.
          o An audit committee will be established, comprised exclusively of independent directors, which will, among other things, have oversight responsibility for internal control and corporate compliance.
          o A corporate governance committee will be established, comprised of a majority of independent directors, which, among other things, will oversee the implementation of the corporate governance plan, review all contracts with our officers, pre-screen nominees for directorships, and review the compensation of our five most highly paid officers.
          o The non-management independent directors will meet at least twice each calendar year and will have the authority to retain counsel, accountants, or other experts when their expertise is required.
          o The directors will review their compensation and make changes if appropriate.
          o All nominees for directorships must satisfy certain requirements and possess core competencies.
          o Once a year over the five-year period for which the corporate governance plan is applicable, the board of directors will submit a written report to plaintiffs' counsel confirming our compliance with the plan.
          o Non-compliance with the plan will be remedied by injunctive relief and pursuant to Florida corporate law.

         In addition to the corporate governance plan, the settlement agreement provides that our directors and officers insurance carrier pay $300,000 of the plaintiffs' attorneys' fees and costs, which includes plaintiffs' attorneys' out-of-pocket expenses of approximately $24,000. These payments represent the entire cash settlement for both the Shuttle and D'Addario cases.

         We are also presently a defendant and a counterclaim plaintiff in Plastination Company v. Premier Exhibitions, Inc. pending in the United States District Court for the Northern District of Ohio. In this case, filed on February 16, 2005, the plaintiff alleges that our human anatomy exhibitions violate its intellectual property rights. This case was filed just after we filed a case in Ohio State court in which we alleged that Plastination Company, and its principal, Gunther Von Hagens, engaged in unfair business practices with us when we were seeking to debut our "BODIES . . . THE EXHIBITION" exhibition in Cleveland, Ohio. When the plaintiff filed his case in the United States District Court for the Northern District of Ohio, we dismissed our lawsuit for unfair competition and refiled it as a counterclaim to the Plastination Company case pending in federal court. The plaintiff seeks to enjoin us from continuing our human anatomy exhibitions and to have us account for all profits we have derived from our alleged unfair competition. We believe that the plaintiff's claims are entirely without merit and we intend to vigorously defend ourselves at trial and to just as vigorously prosecute our claims for unfair competition. Nevertheless, the outcome of this case is uncertain and if we lose the trial, this outcome could have a material adverse impact on our ability to produce our exhibitions.

         Except as disclosed above, there have been no other material changes in the legal proceedings discussed in the Company's Annual Report on Form 10-K for the year ended February 28, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In October 2005, in reliance on Section 4(2) of the Securities Act of 1933, as amended, we completed a private placement of our securities, in which we raised $4,968,477 by selling units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of our common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share. The units sold represented a total of 4,956,577 shares of our common stock, consisting of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights. The proceeds of this private placement are being used for general working capital purposes. In connection with this transaction, we agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock, including the shares underlying the warrants, for resale.

         In April 2005, we received $500,000 for the purchase of 300,000 shares of our common stock from our joint venturing party. The common shares issued in this transaction are unregistered securities under the Securities Act, and were issued in reliance on Section 4(2) of the Securities Act, as the issuance did not involve a public offering.

         On October 1, 2005, in reliance on Section 4(2) of the Securities Act, we entered into two three-year consulting agreements for investor relations services with a firm and an individual which require us to issue 350,000 shares of common stock and 225,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The common stock has not been issued at November 30, 2005, and is recorded as a common stock payable in our financial statements. The common stock and the common stock underlying the warrants has piggyback registration rights.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 28, 2005, the holders of a majority of the outstanding shares of our common stock, acting without a meeting by majority written consent, approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 shares to 40,000,000 shares. This increase in the number of authorized but unissued shares of common stock was completed by us on August 9, 2005.

         Our 2005 Annual Meeting of Stockholders was held on December 8, 2005. At that Annual Meeting, our stockholders:

          1. elected Arnie Geller, Nick Cretan, and Douglas Banker to serve as directors until the 2006 Annual Meeting of Shareholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death.

          2. ratified the selection of Kempisty & Company, Certified Public Accountants, P.C. as our auditors for the fiscal year ending February 28, 2006.

         Messrs. Geller, Cretan and Banker together constitute our entire board of directors.

         On November 1, 2005, the record date of the Annual Meeting, we had 23,086,953 shares of common stock outstanding. At the Annual Meeting, holders of 19,187,044 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

         Proposal I - Election of Directors

                                              Votes in Favor     Votes Withheld
                                              --------------     --------------
                  Arnie Geller                  18,681,811           505,233
                  Nick Cretan                   18,694,944           492,100
                  Douglas Banker                18,694,590           492,454

         Proposal II - Ratification of Selection of Auditors

                  Votes in favor                18,703,717
                  Votes against                    470,657
                  Abstentions                       12,670

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS

         See Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PREMIER EXHIBITIONS, INC.


Dated: January 16, 2006     By:  /s/ Arnie Geller
                                 ----------------
                                 Arnie Geller, President,Chief Executive Officer
                                 and Chief Financial Officer


                                INDEX TO EXHIBITS

Exhibit                                                                 Location
-------                                                                 --------

3.1      Amendment to Registrant's Articles of Incorporation           *

10.1     Form of Registration Rights Agreement from October
         2005 private placement                                        **

10.2     November 2005 amendment to lease for offices
         in Atlanta, Georgia.                                          Filed herewith

10.3     Revised Term Sheet between RMS Titanic, Inc. and
         Legal Access Technologies, Inc. dated November 30, 2005       Filed herewith

11.1     Statement re: computation of per share earnings               Filed herewith

31.1     Rule 13a-14(a)/15d-14(a) Certification.                       Filed herewith

32.1     Section 1350 Certification.                                   Filed herewith

* Incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 filed on January 5, 2006.

** Incorporated by reference to Exhibit 10.10 to the Registrant's Form SB-2 filed on January 5, 2006.