Form 10-K
period 2006-02-28
PREMIER EXHIBITIONS, INC.
filed 2006-06-01
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
COMMISSION FILE NO. 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3340 Peachtree Rd., NE, Suite 2250
Atlanta, GA 30326
(Address of principal executive offices)
Registrant’s telephone number, including area code: 404-842-2600

      Securities registered pursuant to Section 12(b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share
      Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.     Yes ☐       No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐       No ☑
      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐
      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer     ☐          Accelerated filer     ☐       Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☑
      The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTC:BB, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 31, 2005) was approximately $23,830,000.
      The number of shares outstanding of the registrant’s common stock, as of May 11, 2006, was 26,428,728.
      Portions of the registrant’s proxy statement, which will be filed within 120 day of the close of the registrant’s fiscal year in connection with the registrant’s 2006 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
      Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves certain risks and uncertainties. The actual results or outcomes of Premier Exhibitions, Inc. (hereinafter sometimes referred to as “we,” “us,” “our,” or the “Company”) may differ materially from those anticipated. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any such assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. In light of the significant uncertainties and risks inherent in the forward-looking statements included herein, such information should not be regarded as a representation by us that our objectives and plans will be achieved. Included in these risks are fluctuations in operating results, uncertainty regarding the results of certain legal proceedings, competition and other risks set forth herein and in other reports we have filed. Such statements consisting of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
PART I.

ITEM 1.	BUSINESS
Overview of Our Business
      We are in the business of developing and touring museum quality exhibitions. We are known best for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated liner RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when it struck an iceberg and sank in the North Atlantic Ocean on its maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost.
      We are recognized as the salvor-in-possession of the Titanic wreck and wreck site. As such, we have the exclusive right to recover objects from the Titanic. Through our explorations, we have obtained oceanic material and scientific data, including still photography and videotape, as well as artifacts from the Titanic wreck site. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland. We utilize this data and the artifacts for historical verification, scientific education and public awareness. We generate income through touring exhibitions, third party licensing, sponsorship and merchandise sales. We intend to continue to present exhibitions throughout the world in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.
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
      We operate all of our exhibitions through wholly-owned subsidiaries. At this time, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We adopted this holding company structure in October 2004. Prior to that, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc.
      We have expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently operate five exhibitions, four of which are known as “Bodies...The Exhibition” and one known as “Bodies Revealed.” We plan to present at least one additional human anatomy-based exhibition in the future. We also plan to conduct additional exhibitions in the future, not related to

Titanic or human anatomy, and we expect that those exhibitions will be conducted through additional subsidiaries that we will organize in the future as needed.
      Through February 28, 2006, the end of our most recent fiscal year, we generated the majority of our revenue from activities related to our Titanic exhibitions. Our principal sources of revenue are exhibition tickets sales, merchandise sales, licensing activities and sponsorship agreements. Prior to April 2004, we relied on the services of Clear Channel Communications, Inc. to present our Titanic exhibitions.
Origins and History of the Company
      Titanic Ventures Limited Partnership, or TVLP, a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and its surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. IFREMER is among the world’s largest oceanographic institutes and is owned by the French government. Using state-of-the-art technology provided by IFREMER, approximately 60 days of research and recovery operations were performed by TVLP at the Titanic wreck site through the use of a manned submersible named Nautile. Approximately 1,800 objects were recovered during the course of the 32 dives in that expedition. The recovered objects were conserved and preserved by Electricite de France, or EDF, a French government-owned utility. In addition to the recovery of historic objects, the 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs of the wreck site. The French government subsequently conveyed to us title to these artifacts. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reconfirmed the validity of our title to the 1,800 artifacts recovered during the 1987 expedition.
      On May 4, 1993, we acquired all the assets and assumed all the liabilities of TVLP. In June 1993, we successfully completed our second expedition to the Titanic wreck site, during which we recovered approximately 800 artifacts and produced approximately 105 hours of videotape footage over the course of fifteen dives. In July 1994, we recovered more than 1,000 objects and produced approximately 125 hours of videotape footage during our third expedition to the Titanic wreck site. In August 1996, we again recovered numerous objects and produced approximately 125 hours of videotape footage during our fourth expedition to the Titanic wreck site. In August 1998, we recovered numerous objects and produced approximately 350 hours of videotape footage during our fifth expedition to the Titanic wreck site. Among the highlights of our 1998 expedition were the successful recovery of the “Big Piece,” a section of the Titanic’s hull measuring approximately 26 feet by 20 feet and weighing approximately 15 tons, and extensive mapping of the Titanic and portions of the wreck site through the capture of thousands of high-resolution color digital photographs.
      Our 1987, 1993, 1994, 1996, and 1998 Titanic expeditions were completed by charter agreements with IFREMER. Most of the objects recovered during those expeditions were ultimately transported to a privately owned conservation laboratory in France for restoration and preservation to prepare for exhibition. Certain of the objects that were recovered in 1987 as well as the “Big Piece,” recovered in 1998, went through their conservation processes in the United States. All of the artifacts not on exhibition are either in conservation or housed in our storage facility in Atlanta, Georgia.
      In March 1999, we entered into an agreement with Magicworks Entertainment, Inc., a direct subsidiary of PACE Entertainment, Inc. and an indirect subsidiary of SFX Entertainment, Inc., pursuant to which SFX was granted an exclusive worldwide license to exhibit Titanic artifacts. This license agreement later transferred to Clear Channel Communications, Inc., the successor to SFX. In April 2004, we elected not to renew this agreement so that we could begin developing and marketing Titanic exhibitions on our own. In addition, we acquired all of the display equipment necessary for our Titanic exhibitions from Clear Channel Communications for an aggregate cost of $600,000.

      During July and August of 2000, we conducted another expedition to the Titanic wreck site. During this expedition, we utilized the services of the P.P. Shirshov Institute of Oceanology of Moscow, which provided us with the research vessel Akademik Mstislav Keldysh and two manned submersibles, the MIR-1 and the MIR-2. This expedition consisted of a total of twenty-eight dives over a four-week period and resulted in the recovery of more than 900 objects from the wreck site, as well as the discovery of a new debris field. Among the artifacts recovered during this expedition were the ship’s wheel and stand, nine leather bags containing more than 100 objects, the whistle control timer from the navigation bridge, the main telegraph base and the docking bridge telephone. Also recovered were binoculars, a pair of opera glasses, sixty-five intact perfume ampoules, a camera, a bowler hat, a first class demitasse and dinner plate, a base for a cherub (likely from the ship’s grand staircase), as well as gilded wood from a balustrade.
      In May 2001, we acquired ownership of the wreck of the RMS Carpathia, which was sunk during World War I off the coast of Ireland. This ship rescued more than 700 of the Titanic’s survivors. At present we have no definitive plans to conduct an expedition to the RMS Carpathia.
      In August and September 2004, we conducted our seventh expedition to the Titanic wreck site. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed us to rely exclusively on a deep ocean remotely operated vehicle, or ROV, that permitted the expedition to utilize round-the-clock underwater operations. In addition to the recovery of 75 historic artifacts from the Titanic wreck site, we discovered a new debris field that includes remnants from the first class a la carte restaurant. We plan to continue recovery work in the future by planning additional expeditions to the Titanic wreck-site.
      During 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions, which explore the marvels of the human body. We currently operate one exhibition known as “Bodies Revealed” and four exhibitions known as “Bodies...The Exhibition.” We plan to present at least one additional anatomy-based exhibition in the future. “Bodies Revealed” debuted in August 2004 in Blackpool, England, and was the first non-Titanic exhibition that we have produced. “Bodies Revealed” opened in Seoul, South Korea in March 2005 and in Mexico City, Mexico in March 2006. The first “Bodies...The Exhibition” opened in Tampa, Florida in August 2005 and the second exhibition opened in New York City in November 2005. The third “Bodies...the Exhibition” opened in Atlanta, Georgia in March 2006 and the fourth “Bodies...The Exhibition” opened in London, England in April 2006.
      Our executive offices are located at 3340 Peachtree Road, NE, Suite 2250, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain web sites located at www.prxi.com, www.rmstitanic.net, www.titanicscience.com, www.bodiesrevealed.com, and www.bodiestheexhibition.com.
Exhibitions Operated by the Company

RMS Titanic Exhibitions
      Our Titanic exhibitions have been exhibited in more than forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China and England. The following lists our Titanic exhibition locations and dates during our fiscal year ended February 28, 2006:

•	Whitaker Center, Harrisburg, Pennsylvania (June 4 to September 18, 2005);

•	Maryland Science Center, Baltimore, Maryland (February 12 to September 11, 2005);

•	COSI Columbus, Columbus, Ohio (March 12 to September 5, 2005);

•	Tropicana Resort & Casino, Las Vegas, Nevada (March 25 to January 31, 2006);

•	The Zappion, Athens, Greece (October 8 to March 1, 2006);

•	St. Louis Science Center, St. Louis, Missouri (November 11 to April 15, 2006);

•	The AT Center, Seoul, South Korea (December 3 to March 1, 2006);

•	Queen Mary, Long Beach, California (December 17 to September 4, 2006); and

•	OshKosh Public Museum, OshKosh, Wisconsin (February 4 to April 30, 2006).
      The following lists our Titanic exhibition locations and dates that opened or are scheduled to open during our current fiscal year ending February 28, 2007:

•	Miami Museum of Science and Planetarium, Miami, Florida (March 25 to October 15, 2006);

•	Science Center of Iowa, Des Moines, Iowa (May 20 to August 20, 2006);

•	The Metreon, San Francisco, California (June 10 to January 2007); and

•	The Tropicana Resort and Casino, Las Vegas, Nevada (opening June 2006).
      We anticipate opening additional Titanic exhibitions during fiscal year 2007. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibit locations may be change.

“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
      We are using our experience in the exhibition business to conduct exhibitions not related to the Titanic. In March 2005, we acquired 100% of the membership interests in Exhibitions International, LLC, which ultimately enabled us to gain multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens plus at least one hundred and fifty single human organs and body parts. We are already in possession of five sets of medical specimens, one of which is known as “Bodies Revealed” and four of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements, each of which is for a five-year term, with the right to extend these agreements for up to five additional years at our election. We expect to acquire an additional collection of human anatomy specimens in fiscal year ending February 28, 2007.
      These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal muscular, nervous, circulatory, reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
      “Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition that we produced. We expanded our human anatomy exhibition business by creating two additional exhibitions known as “Bodies...The Exhibition.” The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005. The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during our fiscal year ended February 28, 2006:

•	“Bodies Revealed,” Samsung’s Everland Theme Park, Seoul, South Korea (March to November 2005);

•	“Bodies...The Exhibition,” Museum of Science and Industry, Tampa, Florida (August 18 to February 26, 2006, extended to September 5, 2006); and

•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19 to December 2006).

      The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during our current fiscal year ending February 28, 2007:

•	“Bodies...The Exhibition,” Atlanta Civic Center, Atlanta, Georgia (March 4 to September 4, 2006);

•	“Bodies Revealed,” Mexico City, Mexico (March 11 to September 11, 2006); and

•	“Bodies...The Exhibition,” Earl’s Court Exhibition Centre, London, England (April 12 to July 30, 2006).
      We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during our fiscal year ending February 28, 2007. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibit locations may be change.
Co-Production Agreements
      In April, 2005 we entered into an agreement with SAM Tour (USA), Inc. under which we agreed to work with SAM Tour to jointly produce human anatomy exhibitions. With SAM Tour, we will jointly present up to twelve human anatomy exhibitions entitled “Bodies...The Exhibition” and/or “Bodies Revealed.” With the limited exception of our human anatomy exhibition currently underway in London, England, the agreement stipulates mutual exclusivity. According to our agreement, we are responsible for producing the design, providing the exhibitry and providing the specimens necessary for each exhibition, while SAM Tour is financially responsible for the marketing, promotion, publicity, advertising and operation of such exhibitions. Under the agreement, SAM Tour finances the initial startup costs of each exhibition and we provide the exhibition expertise, exhibitry and specimens required for each exhibition. Under the agreement, SAM Tour initially recoups its investment, which includes the initial startup costs, all marketing and operating costs, and a license fee paid to us. The profits from each exhibition are then split equally between SAM Tour and us until the parties earn certain agreed upon amounts. Thereafter, additional profits are calculated on a graduated scale with ratios that increasingly favor us.
      We opened our first exhibition in partnership with SAM Tour in Tampa, Florida in August 2005. We opened our second exhibition in New York, New York in November 2005. In March 2006, we opened both our third exhibition in Atlanta, Georgia and our fourth exhibition in Mexico City, Mexico.
Additional Exhibitions
      We intend to develop and present new exhibitions in the future, as well as additional exhibitions related to the Titanic and human anatomy.
Titanic Donation Initiative
      In keeping with our desire to conserve Titanic artifacts for history and keep the collection of artifacts together, we are exploring the possibility of selling or donating our Titanic artifacts to a charitable institution. Doing so might also be in our best financial interests, as it could clarify and finalize the ownership of certain artifacts. In the event we sell or donate Titanic artifacts, we will seek a long-term lease back arrangement from the recipient of the artifacts which would enable us to continue our Titanic exhibitions.
Merchandising
      We earn revenue from the sale of merchandise, such as catalogs, posters and Titanic-related jewelry. We have a contractual relationship with Event Management, Inc., which is an unaffiliated company that operates gift shops at exhibitions and other locations. Event Management sells our merchandise at exhibitions, as well as through its web site and its other distribution channels. In connection with these sales, we receive 30% of the gross sale proceeds. We also receive license fees from Event Management for the use of our names and logos. We also sell merchandise directly to the public, and we plan to begin distributing a catalog of our merchandise in the near future, with the hope that we can develop new revenue streams from the sales of merchandise through catalogs. Finally, we have produced high quality, high content exhibition catalogs, which we sell at our exhibitions through Event Management.
Marketing
      We have developed several retail products utilizing coal recovered from the Titanic, which has been incorporated into jewelry. We intend to continue developing such products to increase our merchandising revenues. We also intend to pursue the direct marketing of merchandise and our video archives through our web site and through third parties.
Titanic Expeditions
      With the depth of the Titanic wreck approximately two and one-half miles below the surface of the ocean in the North Atlantic, we are dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the wreck site. In our 1987, 1993, 1994, 1996, and 1998 expeditions, we entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel Nadir, recovery efforts were undertaken through the manned submersible Nautile. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as Robin, controlled by crewmen on board the Nautile. The dive team had the capability of retrieving both heavy objects, such as a lifeboat davit weighing approximately 4,000 pounds, and fragile objects weighing only a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the depth of the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible or a remotely operated vehicle. The Nautile and Robin were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with our 1987, 1993, 1994, 1996, 1998, 2000, and 2004 expeditions to the wreck site, we engaged maritime scientists and other professional experts to assist in the exploration and recovery efforts.
      Our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the “open weather window” for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with the Nautile through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To our knowledge, no other manned submersible with the capability of reaching the depth of the Titanic is presently commercially available, however there are a number of remotely operated vehicles available for hire. Based upon our experience with the 2004 expedition, remotely operated vehicles are a viable and more efficient alternative to manned submersibles. The availability of remotely operated vehicles has substantially increased our flexibility in chartering for future expeditions.
Restoration and Conservation of Titanic Artifacts
      Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for more than 90 years, objects have been subjected to the corrosive effects of chlorides present in seawater. The restoration of many of the metal, leather and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Some of the artifacts recovered from the 1987 expedition were restored and conserved by the laboratories of Electricite de France, a French government-owned utility. Except for un-restored artifacts that are currently being exhibited, many of the artifacts recovered from the 1987, 1993, 1994, 1996 and 1998 expeditions have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France. When not being exhibited or not being conserved at other conservation facilities, almost all of our Titanic artifacts are housed in our conservation and warehouse facility located in Atlanta, Georgia.

Science and Archaeology Related to the Titanic
      The Titanic was a great luxury liner, which bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. With the exception of adventure tourism, we believe that all of these purposes are legitimate and beneficial to society. We also believe that the multiple values of the Titanic and its status as a social and cultural icon demand the perspectives of many experts in scientific interpretation and stewardship of the site.
      We believe we are in the best position to provide for archaeological survey, scientific interpretation and stewardship of the Titanic shipwreck. We possess the largest collection of data, information, images, and cultural materials associated with the shipwreck. We have developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research, and resource management to aid in stewardship of the Titanic wreck site.
      We hope to work with the U.S. government and the P.P. Shirshov Institute of Oceanology to present our collection of knowledge and cultural materials to researchers, educators, and other audiences in the form of scientific reports, an associated interactive web site, and other intellectual products that advance our purposes. Revenues from the sale of these intellectual products are expected to at least meet the total production costs. The scientific reports will integrate the results of all expeditions to the Titanic wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the Titanic, which will assist in determining future products in research, materials conservation and education. The interactive web site will present this scientific knowledge as well as its entire collection of cultural materials.
RMS Carpathia
      In May 2001, we acquired ownership of the wreck of the Carpathia, which was sunk by a German torpedo during World War I off the coast of Ireland. The Carpathia rescued more than 700 of the Titanic’s survivors in the early morning hours of April 15, 1912. In November 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. We reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. As part of this same transaction, we also granted Legal Access Technologies, Inc. a twenty-five year license to conduct joint exploration and salvage expeditions to the Carpathia. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to us: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, we terminated our agreement with Legal Access Technologies, Inc. In accordance with the agreement, we retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and our subsequent termination of the agreement, we reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005. At present we have no plans to conduct an expedition to the Carpathia.
Competition
      The entertainment and exhibition industries are intensely competitive. Given our limited capital resources, there can be no assurances that we will be able to compete effectively. Many enterprises with which we compete or may compete have substantially greater resources than we do. Additionally, following the success of the motion picture “Titanic” in 1997, a number of entities have undertaken, or announced an intention, to offer exhibitions or events with the Titanic theme or involving memorabilia related to its sinking. Although we are the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we may encounter competition for Titanic exhibitions or events. We intend to compete with other entities based upon the mass appeal of our planned exhibitions to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. We intend to emphasize the unique and distinctive perspective of the Titanic in our exhibitions.

      In addition, we compete with other human anatomy exhibitions that are similar to ours. We believe we have certain competitive advantages over this competition because our exhibitions focus on a unique educational approach. Our experience in the exhibition industry has enabled us to present an exhibition with mass appeal to consumers of entertainment, museum, scientific and educational offerings, and these consumers recognize the quality and value of the educational experience of our exhibitions.
      The success of our merchandising efforts will depend largely upon the consumer appeal of our merchandise and the success of our exhibitions. We believe that our merchandise will effectively compete because of its unique character and quality.
Environmental Matters
      We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. We do not anticipate that the costs to comply with such laws and regulations will have any material effect on our capital expenditures, earnings, or competitive position.
Employees
      As of the date of this report we had 34 full-time employees. We are not a party to any collective bargaining agreement and we believe that our relations with our employees are good.
Directors and Executive Officers
      The following table sets forth information about our directors, executive officers and significant employees as of the date of this report.

Name	Age	Position(s)

Arnie Geller	65	President, Chief Executive Officer and Chairman of the Board of Directors
Stephen Couture	36	Vice President, Chief Financial Officer and Director
N. Nick Cretan	70	Director
Douglas Banker	53	Director
Alan Reed	48	Director
Tom Zaller	34	Vice President — Exhibitions
Brian Wainger	36	Vice President and Chief Legal Counsel

Members of the Board of Directors
      There are five members of our board of directors, three of whom are “independent” under applicable legal standards. Biographical information about each of our directors is set forth below.

Arnie Geller
      Arnie Geller is the chairman of the Board of Directors, and he also serves as our President and Chief Executive Officer. Mr. Geller has served as a director since May 1999, and he was appointed Chairman of the Board of Directors in October 2005. Mr. Geller served as our President from May 1993 to May 1995, and he was reappointed as our President in November 1999 and has continued to serve us in that capacity ever since. Prior to 1993, for approximately 27 years Mr. Geller had principally been engaged in various executive capacities in the record industry. Mr. Geller was a self-employed corporate consultant prior to his reappointment as our president in 1999.

Stephen Couture
      Stephen Couture joined the Board of Directors in February 2006, and he also serves as our Vice President and Chief Financial Officer. Since 1996, Mr. Couture has been a partner and principal in Couture &

Company, Inc., a private corporate financial consulting firm formed in 1973 by his late father. As a partner and principal of Couture & Company, Inc., Mr. Couture has been involved in public offerings, mergers and acquisitions, venture capital transactions, reorganizations and the financial management of a number of growth enterprises. In such capacity, Mr. Couture has also provided financial management services to a diversified group of clients in the manufacturing, logistics, distribution, exhibition, entertainment, retail, service, product development and high technology sectors. Mr. Couture holds a B.S. degree in Management Systems from Rensselaer Polytechnic Institute and M.B.A. degrees from The University of Tampa in both Finance and Accounting.
     N. Nick Cretan
      N. Nick Cretan, who is one of our independent directors, has served as a director since April 2000. Mr. Cretan has more than 30 years of management experience, including his experience as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey, which is a trade association to develop and promote the Port of New York and New Jersey. Mr. Cretan retired from this position in 2004. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and as Executive Director of the American Merchant Marine Memorial Foundation. Previously, he served as deputy director of the San Francisco Marine Exchange and as staff assistant at the National Federation of Independent Business.

Douglas Banker
      Douglas Banker, one of our independent directors, has served as a director since August 2000. Mr. Banker has more than 25 years of experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; and the development and management of concerts and similar events. Mr. Banker also has authored several significant software programs that have achieved commercial success and has been involved with the management of the enterprises created for their commercialization. Mr. Banker was President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.

Alan Reed
      Alan Reed, who is one of our independent directors, was appointed to the Board of Directors in February 2006 to fill an existing vacancy. Mr. Reed is the founder of Reed Financial Corporation, a firm created in 2002 to provide accounting and business advisory services. From 1983 to 2002, Mr. Reed was President of Alan B. Reed, CPA, P.C., an accounting firm specializing in the entertainment industry. From 1983 to 1993, Mr. Reed was president of Personal Business Management Services, Inc., a company that managed federally insured credit unions. Mr. Reed worked as a senior accountant with the firm of Zeiderman & Edelstein, P.C. in New York City from 1980 to 1982. From 1979 to 1980, Mr. Reed was a junior accountant with the entertainment accounting firm of Gelfand Bresslauer Rennert & Feldman in New York City. Mr. Reed graduated from Boston University, with a B.S. degree in accounting in 1979.

Executive Officers and Significant Employees
      No family relationship exists between or among any of the members of our board of directors or executive officers. None our directors are directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. Biographical information about each of our executive officers is set forth below.

Arnie Geller, President and Chief Executive Officer
      Arnie Geller serves as our President and Chief Executive Officer. Further information about Mr. Geller is set forth above under “Members of the Board of Directors.”

Stephen Couture, Vice President and Chief Financial Officer
      Stephen Couture serves as our Vice President and Chief Financial Officer. Further information about Mr. Couture is set forth above under “Members of the Board of Directors.”

Tom Zaller, Vice President — Exhibitions
      Tom Zaller has served as our Vice President — Exhibitions since August 2003. Mr. Zaller has more than 10 years experience in the production of exhibitions both internationally and domestically. Prior to his joining us, Mr. Zaller was Vice President for production at Clear Channel International Exhibitions for two years, where he collaborated on the development, design and production of numerous Clear Channel exhibitions that were shown internationally. While he was with Clear Channel, Mr. Zaller was production manager for “Titanic: The Artifact Exhibition,” which included twenty domestic and nine foreign exhibitions. More than 13 million visitors viewed these exhibitions worldwide. Prior to holding such position with Clear Channel, Mr. Zaller served in similar capacities with predecessor companies of Clear Channel.

Brian Wainger, Chief Legal Counsel and Vice President — Business Affairs
      Brian Wainger has served as our Chief Legal Counsel and Vice President — Business Affairs since June 2004. He became our acting secretary in July 2005. Before joining our company, Mr. Wainger worked as an attorney at the law firm of McGuireWoods, LLP, where he specialized in complex commercial litigation and represented us in a now settled shareholder derivative action. Before his employment at McGuireWoods, Mr. Wainger served as an Assistant Attorney General for the Commonwealth of Virginia.
Web Site Information and Other Access to Corporate Documents
      Our corporate web site is www.prxi.com. All of our Annual Reports on Form 10-Ks, Quarterly Reports on Form 10-Qs and Current Reports on Form 8-Ks, and amendments to such reports are available on this web site as soon as practicable after they have been filed with the SEC. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our web site. If you would like us to mail you a copy of our corporate governance guidelines or any of our committee charters, please contact Investor Relations, Premier Exhibitions, Inc., 3340 Peachtree Road, NE, Suite 2250, Atlanta, Georgia 30326.

ITEM 1A.	RISK FACTORS
      Our business and operations are subject to numerous risks, some of which are described below and elsewhere in this report. If any of the risks described below should be realized, our business and results of operation could be harmed. Additional risks and uncertainties that are not currently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.
      Until recently, we have had a history of operating losses, and there is no assurance that we will continue to achieve profitability in the future.
      We have a history of operating losses. Only recently have we begun to achieve profitability. We cannot predict if we will continue to be profitable. It is uncertain if our future prospects will result in profitable operations and, if we experience future losses, the value of an investment in our common stock could decline significantly.
      Our future operating results will depend on our ability to successfully implement our new business strategy, which in turn depends on many factors, some of which are beyond our control.
      We are in the process of changing our business strategy in order to become a general exhibition company. Previously, we relied on third parties to produce our exhibitions, and we limited our exhibition to displays of Titanic artifacts. However, we are now the sole producers of our Titanic exhibitions, and we no longer rely on third parties for the production of these exhibitions. Moreover, we have expanded our exhibitions beyond those related to the Titanic to include human anatomy exhibitions. Our future operating results will depend on our ability to successfully implement our new business strategy. We believe that our ability to do so will depend on many factors, some of which we believe are beyond our control, including:

•	our ability to continue to exhibit Titanic artifacts;

•	our ability to develop new exhibitions that the public will attend;

•	our ability to operate our exhibitions profitably;

•	the continued popularity of and public demand for Titanic exhibitions; and

•	continued public demand for historical and scientific exhibitions.
      We may be unable to raise additional capital when needed, which would have a material adverse effect on our financial condition and our ability to conduct our operations.
      If we are unable to generate sufficient revenue for our planned operations, or if we encounter unforeseen costs, we will need to raise additional capital. We can give no assurances that additional capital will be available to us on favorable terms, or at all. Our inability to obtain additional capital, if and when needed, would have a material adverse effect upon our financial condition and our ability to continue to conduct our operations.
      We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain Titanic artifacts already under our control.
      We own 1,800 artifacts recovered during the 1987 expedition to the Titanic. At a future date, however, a trial may be held in the U.S. District Court for the Eastern District of Virginia to determine whether a salvage award to compensate us for our efforts in recovering the remaining artifacts from all other expeditions will be in cash or in kind. This means the outcome of the salvage award trial is uncertain at this time. It is possible that we may not be granted a salvage award that is commensurate with our recovery efforts. It is also possible that the court will take possession of certain of the artifacts, which would affect the way we conduct certain exhibitions. These outcomes may have a material adverse effect on our operations, which, in turn, may reduce the value of an investment in our common stock.
      If we are unable to maintain our salvor-in-possession rights to the Titanic wreck and wreck site, we could lose our exclusivity with respect to exhibiting artifacts recovered from the Titanic
      As recently as January 31, 2006, the U.S. Court of Appeals for the Fourth Circuit recognized that we are the exclusive salvor-in-possession of the Titanic wreck and wreck site. Salvor-in-possession status enables us to prevent certain third parties from salvaging the Titanic wreck and wreck site and from interfering with our rights to salvage the wreck and wreck site. To maintain our salvor-in-possession rights, we must maintain a presence over the wreck by making periodic expeditions to the wreck site. In addition, we may have to commence legal proceedings against third parties who attempt to violate our rights as salvor-in-possession, which may be expensive and time-consuming. Moreover, there are no assurances that the court will continue to recognize us as the sole and exclusive salvor-in-possession of the Titanic wreck and wreck site.
      Our exhibitions are becoming subject to increasing competition.
      We believe that our Titanic exhibition business is changing. For example, an adverse ruling by the U.S. Court of Appeals for the Fourth Circuit stripped us of our exclusive right to photograph and film the Titanic wreck site. Because of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to new competition that could, for example, result in our losing documentary opportunities. Moreover, it is possible that other companies may attempt to explore the Titanic wreck site in the future. If these companies were successful, we would face increased competition. Additionally, the availability of remotely operated vehicles for charter from third parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our salvor-in-possession rights. These changes, as well as others, such as new laws and treaties or new interpretations of existing laws or treaties, could have a material adverse affect on our business.
      In addition, our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions are subject to competition from other exhibition vendors. To the extent other exhibition companies are successful at marketing and promoting competing exhibitions that are perceived more favorably than our exhibitions by the public, there could be a material adverse affect on our business.
      We depend upon third parties to provide us with access to the Titanic wreck site, as well as to assist us with our recovery and restoration activities. If we become unable to obtain these services from such third parties, we would not be able to conduct future expeditions to the Titanic wreck site and consequently our ability to produce new Titanic exhibitions would be severely curtailed.
      We do not own the equipment necessary to access the Titanic wreck site. Instead, each time we desire to undertake an expedition to the Titanic wreck site, we charter the necessary equipment and personnel for the expedition from third parties. Similarly, we utilize the services of third parties for recovery, restoration and preservation services. Because we lack the direct capability to independently access the Titanic wreck site, we contract with providers of these services. We therefore face the risk of being unable to access the Titanic wreck site or being unable to obtain necessary services when needed. These circumstances could arise if our third party providers charge more for their services, exit the business of providing the services, or are unable to, or refuse to, provide the services to us at prices that we are willing to pay. If we were unable to obtain necessary services from third parties, we would be unable to conduct future expeditions to the Titanic wreck site and consequently our ability to produce new Titanic exhibitions would be severely curtailed.
      Because we depend on discretionary spending by consumers to generate revenue, if consumers have less discretionary income to spend or decide to attend competing exhibitions rather than ours, our results of operations would be adversely affected.
      The amount spent by consumers on discretionary items, such as entertainment activities and the purchase of merchandise, depends on their level of discretionary income, which may be adversely affected by general or local economic conditions. We believe the consumers primarily attend our exhibitions for entertainment. Accordingly, if consumers have less discretionary income to spend because of poor economic conditions, we believe they will be less likely to attend our exhibitions and purchase our merchandise.
      Consumers may decide that competing exhibitions are more appealing and, consequently, they may not attend our exhibitions. To date, we have had success exhibiting Titanic artifacts. There can be no assurance, however, that consumers will continue to be interested in viewing the Titanic or human anatomy exhibitions that we conduct, or that we will be able to present new, alternative exhibitions that consumers will find appealing.
      We are subject to currency exchange rate fluctuations, which negatively affect our results of operations.
      Our exhibitions tour outside the U.S. from time to time and our financial arrangements with our foreign vendors have historically been based upon foreign currencies. As a result, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. If the value of the U.S. dollar increases in relation to these foreign currencies, our potential revenues from exhibition and merchandising activities outside the U.S. would be lowered and our results of operations could be harmed.
      Our success depends on the services of our executive officers and key employees and the loss of their services could have a material adverse effect on our business.
      We believe that our future success depends to a significant degree on the skills and efforts of Arnie Geller, our chief executive officer; Stephen Couture, our vice president and chief financial officer; Tom Zaller, our vice president — exhibitions; and Brian Wainger, our chief legal counsel and vice president — business affairs. If we lose the services of Messrs. Geller, Couture, Zaller or Wainger, our business and operating results could be adversely affected.
      We may be unable to hire and retain the skilled personnel we need to expand our operations and, as a result, could lose our competitive position.
      To meet our growth objectives and become a general exhibition company, we must attract and retain skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in revenues. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.
      New corporate governance requirements have increased our costs and make it more difficult to attract qualified directors.
      We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. These laws, rules and regulations have increased our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. These new requirements also make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board. Furthermore, as a result of the settlement agreements in connection with the lawsuits Lawrence D’Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc. and Dave Shuttle and Barbara Shuttle v. Arnie Geller, G. Michael Harris, Gerald Couture, and R.M.S. Titanic, Inc., as discussed below in Item 3 of this report, we will also be required to incur significant additional costs to comply with the corporate governance standards upon which we have agreed to settle those cases. Those costs could also have an adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      We have our principal executive offices located at Tower Place, 3340 Peachtree Road N.E., Suite 2250, Atlanta, Georgia. This space of approximately 4,706 square feet is used for management, administration, and marketing for our operations. The lease for our principal executive offices commenced in April 2000 and was amended on August 8, 2003, to extend the term until February 28, 2008. The amended lease provides for initial base lease payments of $110,591 annually with a 2.5% annual adjustment during the lease term.
      We also have a lease obligation that commenced November 1, 2001 for approximately 10,080 square feet of space at an undisclosed location (for security purposes) in Atlanta, Georgia. This facility is used for conservation, restoration, and storage of Titanic artifacts. On October 6, 2004 we extended this lease for an additional three years with monthly payments of $6,855 for the first year beginning January 1, 2005, with 2% increases for each of the second and third years.

ITEM 3.	LEGAL PROCEEDINGS
Status of International Treaty Concerning the Titanic Wreck
      The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia monitors our salvor-in-possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to Artifacts recovered from the site, restore and display recovered artifacts, and make other use of the wreck. We have raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize our existing salvor-in-possession rights in the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been proposed, the treaty currently has no binding legal effect.
      Several years ago we initiated legal action to protect our rights to the Titanic wreck site from this treaty. On April 3, 2000, we filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, although the treaty has been finalized, it is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for us to refile our motion. Neither the implementation of the treaty nor our decision whether to refile the legal action regarding its constitutionality will have any direct impact on our possession and/or ownership of the Artifacts that we have already recovered.
      As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the 1800 artifacts recovered by us during the 1987 expedition now rests firmly with us, the Company. Title to the remaining artifacts in our collection will be resolved by the salvor-in-possession legal proceedings pending in U.S. District Court for the Eastern District of Virginia.
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
      On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court for the Eastern District of Virginia in our ongoing salvor-in-possession case. These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by us from the Titanic wreck site. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to us of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as we remained salvor-in-possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. We attempted to appeal this decision to the United States Supreme Court. On October 7, 2002, the U.S. Supreme Court denied our petition of appeal.
      On May 17, 2004, we appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, we confirmed our intent to retain our salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, we stated our intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the government of France granted us all artifacts recovered from the wreck site during the 1987 expedition. The court also held that we would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the Titanic artifacts through the law of finds.
      We appealed the July 2, 2004 Court Order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted to us all artifacts recovered from the wreck site during the 1987 expedition. As a result, the court tacitly reconfirmed that we own the 1800 artifacts recovered during the 1987 expedition. The appellate court also affirmed the lower court’s ruling that we will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the remainder of the Titanic artifacts through the law of finds.
Other Ongoing Litigation
      In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against us in an action entitled Exhibit Human: The Wonders Within, Inc. v. RMS Titanic, Inc. In its claim, Exhibit Human alleges that we breached our contract with them under which we acquired a license to exhibit certain anatomical specimens that we present in our “Bodies Revealed” exhibition. Later that month, we filed a counterclaim against Exhibit Human in which we allege that Exhibit Human breached its obligations to us under the same contract. We are still in the initial stages of this arbitration, which is taking place in Atlanta. Although we intend to defend ourselves at the arbitration and to vigorously pursue the counterclaim, we cannot predict the outcome of this case.
      On April 6, 2006, we filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia under which we seek a declaratory judgment from the court finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that we present in our “Bodies Revealed” exhibition. Although we intend to vigorously pursue the litigation, we cannot predict the outcome of the case.
      On May 16, 2006, we were served with a lawsuit styled as Stefano Arts v. Exhibitions International, LLC, et.al., now pending in state court in Fulton County, Georgia. The plaintiff alleges that we breached a contract with it and that we tortuously interfered with a separate contract entered into between it and a third-party. The plaintiff seeks a percentage of our profits earned from our “Bodies...The Exhibition” presentation in Tampa. While we cannot predict the outcome of the case, we believe the lawsuit is frivolous and we intend to aggressively defend ourselves at trial.
Settled Litigation and Other Concluded Matters
      On March 24, 2006, we entered into a settlement agreement with Plastination Company, Inc. whereby we amicably settled the litigation Plastination Company v. Premier Exhibitions, Inc., which was pending in the United States District Court for the Northern District of Ohio. The terms of the settlement agreement are confidential, and we do not believe that they are material to our business.
      On January 30, 2006, the United States District Court for the Eastern District of Virginia approved a settlement agreement between the parties to Lawrence D’Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc. This lawsuit was commenced on April 25, 2002 and had alleged fraud, self-dealing, mismanagement, diversion and waste of corporate assets by our company and some of our officers, directors and shareholders.
      On February 2, 2006, the United States District Court for the Middle District of Florida approved a settlement agreement between the parties to Dave Shuttle and Barbara Shuttle v. Arnie Geller, G. Michael

Harris, Gerald Couture, and R.M.S. Titanic, Inc. This lawsuit, which was commenced on March 22, 2004 and had alleged breaches of fiduciary duty by management, was directly related to the D’Addario case.
      The D’Addario settlement and the Shuttle settlement utilize the same form of settlement agreement. The primary component of such settlement agreement is our adoption of a five-year corporate governance plan. The material terms of the corporate governance plan are set forth below:

•	Our board of directors must be comprised of a majority of independent directors.

•	We must have an audit committee of the board of directors, comprised exclusively of independent directors, which, among other things, has oversight responsibility for our internal control and corporate compliance.

•	We must have a corporate governance committee of the board of directors, comprised of a majority of independent directors, which, among other things, oversees our implementation of the corporate governance plan, reviews all contracts between us and our officers, pre-screens director nominees, and reviews the compensation of our five most highly paid officers.

•	Our independent directors must meet at least twice each calendar year and have the authority to retain counsel, accountants, or other experts.

•	Our directors must review the compensation paid to them by us and make any appropriate changes.

•	All persons nominated to become a director must satisfy certain requirements and possess core competencies.

•	Once a year over the five-year period for which the corporate governance plan is applicable, our board of directors must submit a written report to counsel representing the former plaintiff confirming our compliance with the corporate governance plan.
      If we do not comply with the corporate governance plan, such non-compliance will be remedied by injunctive relief pursuant to Florida corporate law.
      In addition to the corporate governance plan, the terms of each of the D’Addario settlement and Shuttle settlement, respectively, required the parties to execute mutual releases, thereby waiving any claims that were raised or could have been raised in each such litigation. Finally, in connection with the D’Addario settlement and Shuttle settlement, we agreed to pay an aggregate of $300,000 of the plaintiffs’ attorneys’ fees and costs, which includes plaintiffs’ attorneys’ out-of-pocket expenses of approximately $150,000. Such amounts represent the entire cash settlement for both actions and were paid by our insurance carrier.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Our 2005 Annual Meeting of Stockholders was held on December 8, 2005. At the 2005 Annual Meeting, our stockholders:

1. elected Arnie Geller, N. Nick Cretan, and Douglas Banker to serve as directors until the 2006 Annual Meeting of Stockholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death; and

2. ratified the selection of Kempisty & Company, Certified Public Accountants, P.C. as our auditors for the fiscal year ending February 28, 2006.
      Messrs. Geller, Cretan and Banker together constituted our entire board of directors at December 8, 2005.
      On November 1, 2005, the record date of the 2005 Annual Meeting, we had 23,086,953 shares of common stock outstanding. At the 2005 Annual Meeting, holders of 19,187,044 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the 2005 Annual Meeting.

      Results of voting for election of directors:

	Votes in Favor	Votes Withheld

Arnie Geller	18,681,811	505,233
N. Nick Cretan	18,694,944	492,100
Douglas Banker	18,694,590	492,454
      Results of voting for the ratification of the board’s selection of auditors:

Votes in favor	18,703,717
Votes against	470,657
Abstentions	12,670
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
      Our common stock is quoted on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board under the symbol “PXHB.OB.” Prior to October 14, 2004, when we conducted our business through our wholly-owned subsidiary, RMS Titanic, Inc., our common stock was quoted on the OTC Bulletin Board under the symbol “SOST.OB.”
      The following table provides the high and low closing prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and they may not represent actual transactions.
Closing Prices of our Common Stock
on the OTC Bulletin Board

Fiscal Year 2006	High	Low

Fourth quarter ended February 28, 2006	$4.52	$3.51
Third quarter ended November 30, 2005	4.39	1.78
Second quarter ended August 31, 2005	2.05	1.50
First quarter ended May 31, 2005	2.39	1.14

Fiscal Year 2006

Fourth quarter ended February 28, 2005	$1.25	$0.57
Third quarter ended November 30, 2004	1.18	0.77
Second quarter ended August 31, 2004	1.48	1.02
First quarter ended May 31, 2004	2.48	0.97
Holders
      On May 10, 2006, we had 2,486 holders of record of our common stock. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.
Dividends
      We have never declared or paid cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected financial data have been derived from our consolidated financial statements that have been audited by independent certified public accountants. The consolidated financial statements as of February 28, 2006, February 28, 2005, and February 29, 2004 and for each of the three years in the period ended February 28, 2006 are included in Item 8 of this report.

	Years Ended February 28 (29),

	2001	2002	2003	2004	2005	2006

	(In thousands)
Operating Results
Revenues	$5,699	$2,768	$2,861	$2,864	$6,857	$13,041
Total Operating Expenses	$5,739	$10,036	$3,986	$3,961	$8,288	$10,399
Income (Loss) From Operations	$(40)	$(7,268)	$(1,125)	$(1,097)	$(1,431)	$2,642
Net Income (Loss)	$(21)	$(6,784)	$(827)	$(1,088)	$(1,475)	$4,948
Cash Flows From Operations	$472	$(441)	$2,526	$(1,377)	$595	$2,130

Common Stock Data
Diluted Income (Loss) per Common Share	$—	$(0.38)	$(0.04)	$(0.06)	$(0.07)	$0.18
Diluted Average Shares Outstanding (in thousands)	16,733	18,059	18,615	18,960	20,819	28,231

Financial Position
Cash and Marketable Securities	$610	$146	$1,945	$547	$1,258	$4,699
Working Capital	$(367)	$2,241	$1,042	$13	$857	$7,054
Total Assets	$15,002	$8,839	$8,399	$7,253	$10,764	$22,970
Total Debt	$—	$—	$—	$—	$425	$1,350
Stockholders’ Equity	$12,751	$7,342	$6,550	$6,004	$7,679	$20,282
Capital Expenditures	$776	$23	$727	$21	$964	$1,774

Financial Ratios
Current Ratio	0.84	2.50	1.56	1.01	1.28	3.62

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
      The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis addresses the following topics:

•	Overview of our business

•	Key Exhibitions

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Contractual Obligations

•	Related Parties

•	Recent Accounting Pronouncements
Overview
      We have been developing and touring museum quality exhibitions since 1993. We operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through RMS Titanic, Inc., which is now our wholly-owned subsidiary. Presently our business consists of exhibitions based on the RMS Titanic and on human anatomy. We intend to present different exhibitions in the future, as well as additional exhibitions related to the Titanic and human anatomy.
      Effective on October 14, 2004, we reorganized into a holding company structure whereby we became the holding company of RMS Titanic, a wholly-owned subsidiary of ours which is the entity that conducts all of our Titanic expeditions. The reorganization was effected to generally provide for greater administrative and operational flexibilities and to broaden the alternatives available for future financings.
      The reorganization into a holding company structure was effected through the formation of Premier Exhibitions, Inc. as a wholly owned subsidiary of RMS Titanic, Inc. and the formation of RMST MergerSub, Inc., a Florida corporation as a wholly owned subsidiary of Premier Exhibitions, Inc. An agreement and plan of merger dated October 13, 2004 between RMS Titanic, Premier Exhibitions, and MergerSub provided for the merger of MergerSub with and into RMS Titanic, with RMS Titanic as the surviving corporation. As a result of the merger, RMS Titanic became a wholly owned subsidiary of ours, and each outstanding share of common stock of RMS Titanic issued and outstanding immediately prior to the merger was converted into one share of our common stock. Also pursuant to the merger, each option to purchase RMS Titanic common stock was converted into an option to purchase, on the same terms and conditions, an identical number of shares of our common stock.
      As we continue to manage our own Titanic exhibitions directly, and with the expansion of our exhibitions to include anatomy-based exhibitions, we expect our operations to become more profitable. In addition, as we have been able to devote less time to litigation, we have been able to focus on opportunities for future growth of our business. We believe that we are a major exhibitor of premier exhibitions and we intend to continue to implement and expand upon our present strategy.

Performance Summary
      The following graph illustrates our revenues for the last five years:
      The following graph illustrates our net income (loss) for the last five years:

Key Exhibitions

Titanic Exhibitions
      Historically we have derived most of our revenue from our Titanic exhibitions. Our wholly-owned subsidiary, RMS Titanic, Inc., operates our Titanic exhibitions. It is the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner Titanic sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and are utilizing this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales, third party licensing, sponsorship and merchandise sales for our multiple museum quality exhibitions that tour the world.
      Our Titanic exhibitions have been exhibited in more than forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China, England and other countries.

“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
      We are using our experience in the exhibition business to conduct human anatomy exhibitions that are not related to the Titanic. We have multi-year license and exhibition rights to multiple separate human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens plus at least one hundred and fifty single human organs and body parts. We are already in possession of five sets of specimens, one of which is known as “Bodies Revealed” and four of which are known as “Bodies...The Exhibition.”
      These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal muscular, nervous, circulatory, reproductive or digestive systems. The full body specimens are complemented by presentation cases of related individual organs, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
      “Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition that we produced. We expanded our human anatomy exhibition business by creating four additional exhibitions known as “Bodies...The Exhibition.” The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005. Our human anatomy exhibitions promote scientific education and public awareness of the human body. These activities generate revenue for us via ticket sales, licensing sponsorship, and merchandise sales for our multiple museum quality exhibitions that tour the world.
Co-Production Agreements
      In April, 2005 we entered into an agreement with SAM Tour (USA), Inc. under which we agreed to work with SAM Tour to jointly produce human anatomy exhibitions. With SAM Tour, we will jointly present up to twelve human anatomy exhibitions entitled “Bodies...The Exhibition” and/or “Bodies Revealed.” With the limited exception of our human anatomy exhibition currently underway in London, England, the agreement stipulates mutual exclusivity. According to our agreement, we are responsible for producing the design, providing the exhibitry and providing the specimens necessary for each exhibition, while SAM Tour is financially responsible for the marketing, promotion, publicity, advertising and operation of such exhibitions. Under the agreement, SAM Tour finances the initial startup costs of each exhibition and we provide the exhibition expertise, exhibitry and specimens required for each exhibition. Under the agreement, SAM Tour initially recoups from total exhibition profits its investment, which includes the initial startup costs, all marketing and operating costs, and a license fee paid to us. The profits from each exhibition are then split equally between SAM Tour and us until the parties earn certain agreed upon amounts. Thereafter, additional profits are calculated on a graduated scale with ratios that increasingly favor us.

      We opened our first exhibition in partnership with SAM Tour in Tampa, Florida in August 2005. We opened our second exhibition in New York, New York, in November 2005. In March 2006, both our third exhibition opened in Atlanta, Georgia and our fourth exhibition opened in Mexico City, Mexico.
Results of Operations

Year Ended February 28, 2006 as Compared to Year Ended February 28, 2005
      During the fiscal year ended February 28, 2006, our revenues increased approximately 90% to $13,041,000 as compared to $6,857,000 for the year ended February 28, 2005. This increase was principally attributable to increases in exhibition revenues of approximately 93% to $12,217,000 during the year ended February 28, 2006, as compared to $6,320,000 for the year ended February 28, 2005. The increase in revenues for fiscal 2006 reflects the increase in the number of locations of directly managed Titanic Exhibitions, which began in the first quarter of the fiscal year ended February 28, 2005. Our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed additional revenue for the year ended February 28, 2006.
      Merchandise and other revenue increased approximately 42% from $507,000 to $722,000 during the year ended February 28, 2005, as compared to the year ended February 28, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise.
      Our sale of coal recovered from the Titanic increased to $102,000 from $30,000, or approximately 240% during the year ended February 28, 2006 as compared to the year ended February 28, 2005. This increase is attributed to higher exhibit sales of coal. Coal-related jewelry is included in general merchandise sales.
      We incurred exhibition costs of $2,672,000 and $2,891,000, respectively, for the year ended February 28, 2006 and 2005. Exhibition costs are reflective of us conducting our own exhibitions, usually presented at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Prior to our fiscal year ended February 28, 2005, those costs were borne by our licensee that conducted our Titanic exhibitions. Exhibition costs related to our anatomical exhibitions consist of the rental costs of the specimens. Exhibition costs as a percentage of exhibition revenues were 22% and 46%, respectively, for the year ended February 28, 2006 and 2005.
      Our general and administrative expenses increased to $6,620,000 during the year ended February 28, 2006, as compared to $4,397,000 for the year ended February 28, 2005. This 51% increase is attributable to increased personnel necessary to organize, administer and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants granted during the year ended February 28, 2006. We have elected to fully charge our operations for employee stock options issued in the year such options are granted.
      Our depreciation and amortization expenses increased $533,000 or 141% to $911,000 during the year ended February 28, 2006, as compared to $378,000 for the year ended February 28, 2005. The increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, in the year ended February 28, 2006, there was an increase in amortization expense associated with the amortization of exhibition licenses of $516,000, which was not present in the year ended February 28, 2005.
      During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss on the sale of fixed assets of $356,000 and $84,000 during the years ended February 28, 2005 and 2006, respectively.
      We realized income of $2,642,000 from operations during the year ended February 28, 2006, as compared to a loss of $1,431,000 from operations in year ended February 28, 2005. We attribute this increase in income from operations to higher revenues we generated by conducting our own exhibitions, despite related increases in general and administrative expenses, as well as to revenue contributions from our newest exhibitions, “Bodies Revealed” and “Bodies...The Exhibition.”
      We incurred interest income of $85,000 and $2,000 for the year ended February 28, 2006 and 2005, respectively. We incurred interest expense of $47,000 and $46,000 for the year ended February 28, 2006 and

2005, respectively. Interest expense during the year ended February 28, 2006 and 2005 primarily pertains to a shareholder loan of $500,000 that was made in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions.
      As a result of the default by Legal Access Technologies, Inc. and our subsequent termination of the agreement relating to the sale of the Carpathia interest, we retained marketable securities of $168,000 which is reflected as other income during the year ended February 28, 2006.
      We recorded an income tax benefit of $2,100,000 during the year ended February 28, 2006 relating to the realizability of our net operating loss carryforwards during our current year.
      We realized net income of $4,948,000 for the year ended February 28, 2006 as compared to a net loss of $1,475,000 in the same prior year period. Basic income (loss) per common share for the years ended February 28, 2006 and 2005 was $0.21 and ($0.07), respectively. The basic weighted average shares outstanding for the years ended February 28, 2006 and 2005 was 24,081,186 and 20,818,898, respectively. Diluted income (loss) per common share for the years ended February 28, 2006 and 2005 was $0.18 and ($0.07), respectively. The diluted weighted average shares outstanding for the years ended February 28, 2006 and 2005 was 28,230,491 and 20,818,898, respectively.

Year Ended February 28, 2005 as Compared To Year Ended February 29, 2004
      During our fiscal year ended February 28, 2005, our revenues increased to $6,857,000 from $2,864,000 in our fiscal year ended February 29, 2004. This increase of approximately 139% is primarily a result of an increase of $3,643,000 in our exhibition revenues. We believe that these significant increases in revenues reflect the commencement of our direct management of our Titanic exhibitions, which began during the first quarter of fiscal year 2005.
      Merchandise and other revenue increased approximately 326% from $119,000 to $507,000, during the fiscal year 2005 as compared to the fiscal year 2004. These increases are attributable to higher sales of Titanic merchandise sold separately from the exhibitions during fiscal year 2005. Our revenue from the sale of coal-related items decreased from $68,000 to $30,000 or approximately 56% during the 2005 fiscal year as compared to the 2004 fiscal year. This decrease is attributable to lower exhibit sales of coal sold separately. Coal-related jewelry is included in general merchandise sales.
      The cost of sales of merchandise sold increased 134% to $257,000 from $110,000 in fiscal year 2005 as compared to fiscal year 2004. This increase was the result of higher revenues of merchandise during the 2005 fiscal year.
      We incurred exhibition costs of $2,891,000 for the fiscal year 2005 as we began to conduct our own exhibitions with museum venues and thereby incur costs for advertising, marketing and promotion, as well as installation and de-installation of exhibitry and artifacts. There were no similar costs incurred in fiscal year 2004 as those costs were borne by our licensee who conducted our Titanic exhibitions.
      Our general and administrative expenses increased $995,000, or approximately 29%, from $3,402,000 in fiscal year 2004 to $4,397,000 in fiscal year 2005. During fiscal year 2005, we hired personnel to organize, administer, and manage our exhibitions. Increases in expenses for legal, insurance, conservation and occupancy for fiscal year 2005 represented the largest portion of the remaining increase in general and administrative expenses.
      Our depreciation and amortization expenses increased to $378,000 from $253,000, or 49%, during fiscal year 2005 as compared to fiscal year 2004. These increases primarily reflect the acquisition of fixed assets during fiscal year 2005, including the five sets of exhibition exhibitry acquired from our former licensee, as well as additional investments made in fixed assets for our exhibitions.
      During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss on the sale of fixed assets of $356,000 during the year ended February 28, 2005.

      Our loss from operations increased to $1,431,000 in fiscal year 2005 as compared to $1,097,000 in fiscal year 2004, an increase of approximately 30%. This increase in operating loss is primarily attributable to the losses incurred from our transition from being a licensor of Titanic artifacts to a direct operator of Titanic exhibitions. In addition, we incurred a substantial loss on the sale of fixed assets of $356,000 during the fiscal year ended February 28, 2005 which contributed to our operating loss.
      Interest income for fiscal year 2005 amounted to $2,000 as compared to $9,000 in the prior fiscal year. This decrease in interest income is a consequence of maintaining lower cash balances and the minimal interest earned on our bank accounts. We incurred interest expense of $46,000 for fiscal year 2005 on a shareholder loan of $500,000 that was made in anticipation of our capital needs during our transition to the direct management of our exhibitions. There was no interest expense incurred during fiscal year 2004, as we had no debt.
      Our loss from continuing operations before provision for income taxes was $1,475,000 in fiscal year 2005 as compared to a loss from continuing operations before taxes of $1,088,000 in fiscal year 2004. There was no provision for income taxes in either fiscal year. We incurred a loss of $(.07) per share for fiscal year 2005, compared to a loss of $(.06) per share for fiscal year 2004. The weighted average common shares outstanding were 20,818,898 and 18,960,047 for fiscal years 2005 and 2004, respectively.

Year Ended February 29, 2004 as Compared to Year Ended February 28, 2003
      During fiscal year 2004, our revenues increased to $2,864,000 as compared to $2,861,000 in the year ended February 28, 2003, referred to as fiscal year 2003. This increase of $3,000 in fiscal year 2004 primarily reflects higher exhibition income to the extent not offset by a sale of coal revenue decrease in fiscal year 2003.
      Exhibition revenue and related sales were $2,677,000 in fiscal year 2004 as compared to $2,646,000 in fiscal year 2003 for an increase of $31,000, or 1%. This increase in these revenues was principally attributable to higher catalog sales during fiscal year 2004.
      Our merchandise and other revenues, that included the sale of merchandise, books and royalty payments, decreased slightly to $119,000 from $121,000 in the prior fiscal year. This decrease of $2,000, or about 2%, is primarily attributed to the lower contribution of poster income at each exhibition venue during fiscal year 2004. The sale of coal recovered from the Titanic was $68,000 in fiscal year 2004 compared to $94,000 in fiscal year 2003 and this decrease is attributed to lower demand at our Titanic exhibitions.
      Cost of goods sold were $131,000 for fiscal year 2004 as compared to $175,000 in fiscal year 2003. This decrease of $44,000 is primarily attributed to lower total cost of goods on the lower merchandise revenues experienced for these products sold during fiscal year 2004.
      General and administrative expenses were $3,402,000 for fiscal year 2004 as compared to $2,809,000 in fiscal year 2003. This increase of $593,000, or 21%, is primarily attributed to charges of $434,000 incurred in expensing of options and warrants granted to employees, directors and consultants during fiscal year 2004. We have elected to fully charge our operations for employee stock options issued in the year such options are granted.
      Depreciation and amortization expense for fiscal year 2004 was $253,000 as compared to $293,000 in fiscal year 2003. This decrease of $40,000, or 14%, is primarily lower charges for depreciation as the fixed asset lives of depreciable assets are realized.
      In fiscal year 2003, we incurred a write-down of a note receivable in the amount of $296,000. There was not a comparable charge for fiscal year 2004. During fiscal year 2004, we incurred a charge of $175,000 for the settlement of litigation that compared to a charge in the prior fiscal year of $413,000 for litigation settlement. These litigation settlements were unrelated.
      We experienced a loss from continuing operations of $1,097,000 for fiscal year 2004 as compared to a loss from operations of $1,125,000 in fiscal year 2003. This decrease in income from operations is primarily attributed to higher general and administrative expense in fiscal year 2004 that was not offset by the slightly higher revenues.

      During fiscal year 2004, we earned interest income of $9,000 as compared to $298,000 in the prior year. We maintained higher cash balances during fiscal year 2003 and also benefited from interest earned on tax refunds received during that fiscal year.
      Income (loss) after provision for income taxes was ($1,088,000) for fiscal year 2004 as compared to ($827,000) in fiscal year 2003. Basic and diluted earnings per common share were $(0.06) and $(0.04) for fiscal years 2004 and 2003, respectively. The weighted average common shares outstanding were 18,960,047 and 18,615,294 for the 2004 and 2003 fiscal years, respectively.
Liquidity and Capital Resources
      Net cash provided by operating activities was $2,130,000 for the year ended February 28, 2006 as compared to $595,000 in the year ended February 28, 2005. This increase primarily reflects our change in operations to directly conducting our Titanic exhibitions with museums and the increase in the number of venue locations. Also, our newest exhibitions, “Bodies...The Exhibition” and “Bodies Revealed” have contributed to our cash provided by operating activities as we collect non-refundable license fees as well as receive additional exhibition revenue from these exhibitions.
      For the year ended February 28, 2006, the total cash used in investing activities was $4,356,000, which included acquisition of property and equipment of $1,774,000 and the acquisition of exhibition licenses of $2,082,000. The increase in acquisition of property and equipment primarily consists of the purchase of additional exhibitry used in our Titanic, “Bodies Revealed” and “Bodies...The Exhibition” exhibits. The increase in acquisition of exhibition licenses includes licenses acquired from Exhibitions International, LLC for exclusive licensing rights to certain anatomical specimens. In addition, we have purchased multi-year license and exhibition rights for several additional separate human anatomy exhibitions.
      For the year ended February 28, 2006, cash provided by financing activities was $5,127,000 and included advanced exhibit funding of $1,425,000 and a $1,000,000 credit facility made by our joint venture partner, SAM Tour (USA), Inc. pursuant to a joint venture we entered into in April 2005. This credit facility was repayable quarterly on account in the amount of $100,000 per quarter beginning September 30, 2005 and $150,000 per quarter in 2006, and accrues interest at the rate of ten percent per annum. This credit facility is repayable in full on September 30, 2006. We provided a general security interest over our assets as part of this facility. In December 2005, our joint venture partner exercised its option to extend for two additional exhibitions, which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on this $1,000,000 credit facility. As of the option exercise date, there were no principal and interest payments remitted to the joint venture partner. In addition, our joint venture partner purchased 300,000 shares of our common stock for $500,000.
      During the year ended February 28, 2006, we received approximately $166,000 for the exercise of 224,000 warrants and options at exercise prices of $.32 per share to $1.50 per share.
      In the fiscal year ended February 28, 2005, we received a shareholder loan of $500,000 that provided funding to assist us in our transition to directly managing our own exhibitions. This shareholder loan is unsecured and is for a five-year term with interest at six percent over the prime rate and requires quarterly payments of interest and principal.
      In October 2005, we completed a private placement of our securities, in which we raised $4,968,477 by selling units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share. On a fully-diluted basis, the units sold in the October 2005 private placement represented a total of 4,956,577 shares of our common stock. This total consists of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights. The proceeds of this private placement are being used for general working capital purposes.

      Our working capital and shareholders’ equity was $7,054,000 and $20,282,000, respectively, at February 28, 2006, as compared with working capital of $857,000 and shareholders’ equity of $7,679,000 at February 28, 2005. Our current ratio was 3.62 and 1.28 at February 28, 2006 and February 28, 2005, respectively.
      For the year ended February 28, 2005, cash provided by financing activities was $1,703,000, which included a private placement of securities in August 2004 and a loan provided by two shareholders. In August 2004, we closed a private placement in which we sold 1,469,927 shares of common stock and warrants to purchase 441,003 shares of common stock for aggregate consideration of $1,514,000. The net proceeds of this private placement were $1,278,000 after fees, expenses and other costs. In connection with this private placement, we also issued warrants to purchase 293,985 shares of common stock to our placement agent. All of the warrants issued in the private placement are exercisable over a five-year term at an exercise price of $1.50 per share. This private placement was used to supplement our working capital needs.
      On January 9, 2006, we finalized a $750,000 revolving line of credit with Bank of America, N.A. This credit facility, which is evidenced by a promissory note made by us in favor of Bank of America, allows us to make revolving borrowings of up to $750,000. Interest under this credit facility is calculated from the date of each advance by Bank of America to us and is determined based upon changes in an index that is the rate of interest publicly announced from time to time by Bank of America as its prime rate. Under the credit facility, we must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 30, 2006. The credit facility contains customary representations, warranties and covenants. We entered into the credit facility to help finance the expansion of our exhibition business. On April 26, 2006, we borrowed $333,014 under the credit facility to repay the remaining principal on our shareholder loan.
      In connection with the credit facility, we also granted Bank of America a security interest in all of our property, pursuant to a commercial security agreement, up to the amount advanced under the credit facility. In addition, in order to facilitate the establishment of the credit facility, Sam Tour (USA), Inc., our joint venture partner and secured lender, has agreed pursuant to a UCC lien subordination agreement that any security interest, lien or right it has or may have with respect to our property is subordinate to the security interest we granted in favor of Bank of America.
      We conducted our seventh research and recovery expedition to the Titanic wreck site in fiscal year 2005. During the year ended February 28, 2005, we spent $879,000 on this expedition and accounted for it as a cost of our salvor-in-possession right.
      In order to protect our salvor-in-possession status and to prevent third parties from salvaging the Titanic wreck and wreck site, or interfering with our rights and ability to salvage the wreck and wreck site, we may have to commence judicial proceedings against third parties. Such proceedings could be expensive and time-consuming. Additionally, in order to maintain our salvor-in-possession status we are required to maintain a reasonable presence over the wreck. We may be required to incur the costs for future expeditions so as to maintain our salvor-in-possession status. Our ability to undertake future expeditions may be dependent upon the availability of financing. No assurances can be given that any financing will be available on satisfactory terms, if at all, as further discussed in this report under “Risk Factors.”

Contractual Obligations
      We have a non-cancelable operating lease for the rental of each set of its specimens used in our anatomical exhibitions. The leases are payable quarterly for a term of five years with five annual options to extend.
      We have non-cancelable operating leases for office space. The leases are subject to escalation for our pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2005, we entered into another non-cancelable operating lease for warehouse space through December 31, 2007.
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
      The following table illustrates our contractual obligations and commitments as of February 28, 2006:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen fixed rentals	$23,000,000	$4,000,000	$10,000,000	$9,000,000	$—
Real estate operating lease	881,000	306,000	575,000	—	—
Contractual commitment — Clear Channel Entertainment, Inc.	500,000	500,000	—	—	—
Note payable — SAM Tour (USA), Inc.	500,000	500,000	—	—	—
Note payable — shareholder	350,000	350,000	—	—	—

Total	$25,231,000	$5,656,000	$10,575,000	$9,000,000	$—

      On October 1, 2005, we entered into two three-year consulting agreements for investor relations services with a firm and an individual that require aggregate monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements require us to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $173,273 in consulting expense related to these two agreements during the year ended February 28, 2006. The common stock has not been issued at February 28, 2006, and is recorded as a common stock payable in our financial statements. The common stock and the common stock underlying the warrants have “piggyback” registration rights.
      On November 30, 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, we sold Legal Access Technologies a twenty-five year license to conduct joint expeditions with us to the RMS Carpathia for the purpose of exploring and salvaging the RMS Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, we had the sole and exclusive option to terminate the agreement. We reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement Legal Access Technologies, Inc. was obligated to make the following scheduled payments to us: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, we terminated its agreement with Legal Access Technologies, Inc. In accordance with the agreement, we retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and our subsequent termination of the agreement, we reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005.
Off-Balance Sheet Arrangements
      We have no off-balance sheet financial arrangements.

Critical Accounting Policies
      We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounts receivables;

•	Income taxes;

•	Legal contingencies;

•	Property and Equipment; and

•	Impairment of long-lived and intangible assets.

Revenue Recognition
      Exhibition Revenue. We recognize exhibition revenue for our Titanic and anatomical specimen exhibits when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibit is complete and, in accordance with the terms of the arrangement, has been delivered;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.
      Our revenue may be predicated on a percentage or share of our customers’ revenue from the exhibition. Our percentage of the ticket sales for these exhibits, as well as merchandise sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
      In exhibition arrangements that have a variable fee structure, a customer or joint venture partner may guarantee to pay us a nonrefundable minimum amount that is to be applied against variable fees. We record this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.
      Our customers and joint venture partners provide us with gross receipt information, marketing costs, promotional costs, and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our customers and joint venture partners. The amount of revenue recognized in any given quarter or quarters from all of our exhibitions depends on the timing, accuracy, and sufficiency of information we receive from our customers and joint venture partners to determine revenues and associated gross profits.

      Audio Tour Revenue. Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.
      Merchandise Revenue. Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the Titanic wreck site is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.
      Sponsorship Revenue. Revenues from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to the our and dives is recognized at the completion of the expedition.
      Licensing Revenue. Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to our expeditions, is recognized at the time that the expedition and dive takes place. Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

Accounts Receivable
      Accounts receivable are customer obligations due under normal trade terms. We regularly evaluate the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. In certain circumstances and depending on customer creditworthiness we may require a bank letter of credit to guarantee the collection of our receivables. Our allowance for bad debt is determined based on a percentage of aged receivables.

Income Taxes
      We determine our effective tax rate by estimating permanent differences resulting from the differing treatment of items for tax and accounting purposes. The carrying value of our net deferred tax assets is based on our present belief that more likely than not we will be able to generate sufficient future taxable income to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record or adjust valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes to valuation allowances quarterly. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Legal Contingencies
      We are currently involved in certain legal proceedings, as discussed in Item 3 of this report. To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Property and Equipment
      Property and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Equipment is depreciated over the estimated useful lives of the assets under the straight-line method of depreciation for financial reporting purposes and both straight-line and other methods for tax purposes.

Impairment of Long-Lived Assets and Other Intangibles
      In the event that facts and circumstances indicate that the carrying value of long lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.
      Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or NRV. The government of France granted us ownership of these artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.
      To ascertain that the aggregate net realizable value, or NRV, of the artifacts exceeds the direct costs of recovery of such artifacts, we evaluate various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other evidential matter regarding the public interest in the Titanic.
      At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (ii) other material factors that affect the continuity of the business.
      We amortize our exhibition licenses on a straight line basis over a five year term commencing on the effective date of the exhibition license or right.
      Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have elected to account for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Procedures Bulletin, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and to present pro forma earnings (loss) and per share information as though we had adopted SFAS No. 123. Under the provisions of APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standard Board, or FASB, issued SFAS, No. 151, “Inventory Costs: an amendment of APB No. 43, Chapter 4” (“SFAS No. 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). SFAS No. 153 amends APB No. 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We were required to adopt FAS 123R by March 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We early adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method requiring us to recognize expense related to the fair value of our stock-based compensation awards during fiscal year 2005. The adoption of FAS 123(R) did not have a material impact on our financial position or results of operations.
      In November 2005, the FASB issued FASB Staff Position No. FAS 123R, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS No. 123(R).
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between FAS 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classifications of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis subsequent to the adoption of FAS 123R; and modifications of options prior to the adoption of FAS 123R.
      In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require that, unless it is impractical to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 became applicable to accounting changes and error corrections made by us starting in fiscal year 2006. The effect of applying this new standard will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (i) the subsequently acquired leasehold improvements’ useful lives, or (ii) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF No. 05-06 has not had material effect on our financial position, cash flows or results of operations.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
      We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 7 of this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have significant long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the year ended February 28, 2006, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow, as the only interest expense affected by changes in interest rates is the expense related to approximately $350,000 variable interest on our credit facility.
Foreign Currency Risk
      We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the year ended February 28, 2006, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Premier Exhibitions, Inc.
      We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and its subsidiaries as of February 28, 2006 and February 28, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and its subsidiaries as of February 28, 2006 and February 28, 2005 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Kempisty & Company
Certified Public Accountants, P. C.
New York, New York
May 31, 2006

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	February 28,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$1,258,000	$4,129,000
Marketable securities (Note 3)	—	570,000
Accounts receivable	1,057,000	1,585,000
Prepaid and refundable taxes	222,000	—
Prepaid expenses and other current assets (Note 3)	1,405,000	3,458,000

Total current assets	3,942,000	9,742,000
Artifacts owned, at cost (Note 2)	4,476,000	4,476,000
Salvor’s lien (Note 2)	1,000	1,000
Salvor-in-possession rights (Note 2)	879,000	879,000
Property and equipment, net (Note 3)	738,000	2,033,000
Exhibition licenses, net (Note 3)	—	3,607,000
Deferred income taxes (Note 4)	—	2,100,000
Other assets	43,000	132,000

	$10,764,000	$22,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	1,660,000	1,038,000
Deferred revenue	1,000,000	300,000
Notes payable	425,000	1,350,000

Total current liabilities	3,085,000	2,688,000
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 22,299,939 and 26,062,089 shares at February 28, 2005 and 2006, respectively	2,000	3,000
Common stock payable	—	920,000
Additional paid-in capital	20,316,000	27,178,000
Accumulated deficit	(12,665,000)	(7,717,000)
Accumulated other comprehensive income (loss)	26,000	(102,000)

Total stockholders’ equity	7,679,000	20,282,000

	$10,764,000	$22,970,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,

	2004	2005	2006

Revenue:
Exhibition revenues	$2,677,000	$6,320,000	$12,217,000
Merchandise and other	119,000	507,000	722,000
Sale of coal	68,000	30,000	102,000

Total revenue	2,864,000	6,857,000	13,041,000
Expenses:
General and administrative	3,402,000	4,397,000	6,620,000
Depreciation and amortization	253,000	378,000	911,000
Exhibition costs	—	2,891,000	2,672,000
Cost of merchandise sold	110,000	257,000	102,000
Cost of coal sold	21,000	9,000	10,000
Litigation settlement	175,000	—	—
Loss on sale of fixed assets	—	356,000	84,000

Total expenses	3,961,000	8,288,000	10,399,000

Income (loss) from operations	(1,097,000)	(1,431,000)	2,642,000
Other income and expenses:
Interest income	9,000	2,000	85,000
Interest expense	—	(46,000)	(47,000)
Other income	—	—	168,000

Total other income and expenses	9,000	(44,000)	206,000
Income (loss) before provision for income taxes	(1,088,000)	(1,475,000)	2,848,000
Provision (benefit) for income taxes	—	—	(2,100,000)
Net income (loss)	$(1,088,000)	$(1,475,000)	$4,948,000

Net income (loss) per share:
Basic income (loss) per common share	$(0.06)	$(0.07)	$0.21

Diluted income (loss) per common share	$(0.06)	$(0.07)	$0.18

Shares used in basic per share calculations	18,960,047	20,818,898	24,081,186

Shares used in diluted per share calculations	18,960,047	20,818,898	28,230,491

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years ended February 29, 2004, February 28, 2005, and February 28, 2006

	Common Stock					Accumulated
			Common	Additional		Other
	Number of		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Income (Loss)	Equity

Balance, February 28, 2003	18,675,047	$2,000	$	$16,650,000	$(10,102,000)	$—	$6,550,000
							—
Common stock issued for services	450,000	—		108,000	—	—	108,000
Issuance of compensatory stock options	—	—		434,000	—	—	434,000
Net loss	—	—		—	(1,088,000)	—	(1,088,000)

Balance, February 29, 2004	19,125,047	$2,000	$—	$17,192,000	$(11,190,000)	$—	$6,004,000

Common stock issued for services	805,000	—		277,000	—	—	277,000
Issuance of common stock in exchange for options	900,000	—		1,569,000	—	—	1,569,000
Issuance of common stock in equity raise	1,469,892	—		1,278,000	—	—	1,278,000
Net loss	—	—		—	(1,475,000)	—	(1,475,000)
Foreign currency translation gain						26,000	26,000

Balance, February 28, 2005	22,299,939	$2,000	$—	$20,316,000	$(12,665,000)	$26,000	$7,679,000

Common stock issued for exercise of warrants and options	81,000	—	97,000	69,000	—	—	166,000
Common stock issued for equity investment	300,000	—		500,000	—	—	500,000
Common stock and warrants issued for acquisition	200,000	—		608,000	—	—	608,000
Common Stock issued in exchange for surrender of warrants	200,000	—		—	—	—	—
Common Stock and warrants issued for private placement	2,975,136	—		4,968,000	—	—	4,968,000
Issuance of employee stock options	—	—		256,000	—	—	256,000
Issuance of consulting warrants	—	—		462,000	—	—	462,000
Issuance of consulting stock for services		—	823,000	—	—	—	823,000
Net income	—	—		—	4,948,000	—	4,948,000
							—
Other comprehensive loss:							—
Unrealized loss on marketable securities	—	—	—	—	—	(98,000)	(98,000)
Foreign currency translation loss	—	—	—	—	—	(30,000)	(30,000)

Total other comprehensive loss	—	—	—	—	—	(128,000)	(128,000)

Balance, February 28, 2006	26,056,075	$3,000	$920,000	$27,179,000	$(7,717,000)	$(102,000)	$20,282,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,
	2004	2005	2006

Cash flows from operating activities:
Net income (loss)	$(1,088,000)	$(1,475,000)	$4,948,000

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	253,000	378,000	911,000
Issuance of common stock for interest expense	—	6,000	—
Issuance of common stock in exchange for options	—	1,569,000	—
Issuance of common stock and warrants for services	108,000	277,000	1,285,000
Issuance of compensatory stock options	434,000	—	256,000
(Increase) decrease in cost of artifacts	—	3,000	(1,000)
Loss on disposal of fixed assets	—	356,000	84,000
Other income from default on sale of Carpathia	—	—	(168,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(225,000)	(704,000)	(528,000)
(Increase) decrease in deferred income taxes	—	—	(2,100,000)
(Increase) decrease in prepaid and refundable taxes	290,000	(1,000)	222,000
(Increase) decrease in prepaid expenses and other current assets	166,000	(1,264,000)	(2,053,000)
(Increase) decrease in other assets	(715,000)	39,000	596,000
Increase (decrease) in deferred revenue	(735,000)	1,000,000	(700,000)
Increase (decrease) in accounts payable and accrued liabilities	135,000	411,000	(622,000)

Total adjustments	(289,000)	2,070,000	(2,818,000)

Net cash provided by operating activities	(1,377,000)	595,000	2,130,000

Cash flows used by investing activities:
Purchases of property and equipment	(21,000)	(964,000)	(1,774,000)
Investment in salvor-in-possession rights	—	(879,000)	—
Purchase of exhibition license	—	—	(2,082,000)
Proceeds from sale of fixed assets	—	230,000	—
Purchase of certificate of deposit	—	—	(500,000)

Net cash used by investing activities	(21,000)	(1,613,000)	(4,356,000)

Cash flows from financing activities:
Proceeds from notes payable	—	500,000	2,425,000
Principal payments on notes payable	—	(75,000)	(2,932,000)
Proceeds from option and warrant exercises	—	—	166,000
Proceeds from sale of common stock	—	1,278,000	5,468,000

Net cash provided by financing activities	—	1,703,000	5,127,000

Effects of exchange rate changes on cash and cash equivalents	—	26,000	(30,000)

Net increase (decrease) in cash and cash equivalents	(1,398,000)	685,000	2,901,000
Cash and cash equivalents at beginning of year	1,945,000	547,000	1,258,000

Cash and cash equivalents at end of year	$547,000	$1,258,000	$4,129,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$40,000	$39,000

Supplemental disclosure of non-cash investing and financing activities:
      During the year ended February 28, 2006, the Company issued 200,000 shares of its common stock and 300,000 warrants to acquire its common stock in conjunction with its acquisition of Exhibitions International, LLC. The value of the common stock was $308,000 and the estimated value of the warrants was approximately $299,000. The Company also assumed approximately $750,000 of the debt of Exhibitions International, LLC. These values are included in exhibition licenses in the Company’s financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
      Premier Exhibitions, Inc. initially conducted business as Titanic Ventures Limited Partnership (“TVLP”). In 1993, the Company acquired all of TVLP’s assets and assumed all of TVLP’s liabilities. The transaction was accounted for as a “reverse acquisition” with TVLP deemed to be the acquiring entity. Premier Exhibitions, Inc. and TVLP are referred to as the “Company” as the context dictates.
      Effective at the close of business on October 14, 2004, the Company reorganized into a holding company structure whereby Premier Exhibitions, Inc. became the holding company of RMS Titanic, Inc., a wholly-owned subsidiary of the Company. RMS Titanic, Inc. is the entity that conducts the Company’s Titanic exhibitions.
      The reorganization into a holding company structure was effected through the formation of Premier Exhibitions, Inc. as a wholly owned subsidiary of RMS Titanic, Inc. and the formation of RMST MergerSub, Inc., a Florida corporation, as a wholly owned subsidiary of Premier Exhibitions, Inc. An agreement and plan of merger dated October 13, 2004 between RMS Titanic, Premier Exhibitions, and MergerSub provided for the merger of MergerSub with and into RMS Titanic, Inc. with RMS Titanic, Inc. as the surviving corporation. As a result of the merger, RMS Titanic, Inc. became a wholly-owned subsidiary of the Company, and each outstanding share of common stock of RMS Titanic, Inc. issued and outstanding immediately prior to the merger was converted into one share of Premier Exhibitions, Inc. common stock. Also pursuant to the merger agreement, each option to purchase RMS Titanic, Inc. common stock was converted into an option to purchase, on the same terms and conditions, an identical number of shares of Premier Exhibitions, Inc. common stock.
      In June 2000, the Company established a wholly-owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the RMS Titanic wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV Explorer. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party. In January 2003, in settlement of an outstanding obligation from Argosy, the Company acquired the vessel, the SV Explorer, and related marine equipment in a wholly owned United Kingdom subsidiary of the Company, Seatron Limited. On January 21, 2005, the Company sold the SV Explorer for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company. The sale resulted in a loss of $440,000 during the years ended February 28, 2005 and 2006.
      In May 2001, the Company acquired the ownership rights to the shipwreck the RMS Carpathia. The Carpathia was the vessel that rescued the survivors from the Titanic. The asset is valued at a cost of ($1,374,000) which is the un-amortized value of other intangible assets purchased by the Company in April 2000 from this same entity ($555,000), plus the fair market value of 1,104,545 newly issued shares of common stock ($819,000).
      On March 6, 2002, in a separate agreement, the Company sold to Argosy International, for minimal consideration, its 100% ownership interest in White Star Marine Recovery, Ltd. That sale terminated the Company’s obligation under an agreement with Argosy International for the consulting services of Graham Jessop. At the time of this sale, White Star Marine Recovery had no assets other than this consulting contract.
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
      The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the Titanic, obtaining oceanic material and scientific data available in various forms, including still and moving photography and artifacts (together “Artifacts”) from the wreck site, and utilizing such data

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and Titanic-related products.
      The Company was declared salvor-in-possession of the Titanic pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia. On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel ..., 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of Artifacts recovered by the Company from the Titianic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award.
      As a consequence of the Fourth Circuit’s decision, the Company reviewed the carrying cost of Artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions, as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142-Impairment of Long-Lived Assets and SFAS No. 121-The Valuation of Non-Goodwill Intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit’s ruling that removed ownership of certain Artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the Titanic wreck site, except for 1,800 Artifacts recovered in the Company’s 1987 expedition to the titanic. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the salvor’s lien that the Fourth Circuit Court acknowledged the Company was entitled to under its salvor-in-possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor’s award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvors in securing the property from the impending peril; (5) the value of the property saved and (6) the degree of danger from which the property was rescued. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor’s lien.
      In August 2004, the Company conducted its seventh research and recovery expedition to the Titanic wreck site and was successful in obtaining over 75 artifacts. An important aspect of this expedition was for the Company to preserve its sole and exclusive rights as salvor- in-possession as conferred upon it by the U.S. Federal District Court for the Eastern District of Virginia. The cost of this expedition was $879,000 and is classified as salvor-in-possession rights in the financial statements at February 28, 2005 and 2006. In its January 31, 2006 opinion, the Appellate Court ruled that the Company must seek a salvage award under the law of salvage. The award can be satisfied by either paying the Company a cash award or by conveying it title to the remaining artifacts. The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset is less

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than the carrying amount of the asset. No such events have occurred with regard to its salvor-in-possession rights.
      Since August 1987, the Company has completed seven expeditions to the wreck site of the Titanic and has recovered approximately 5,500 Artifacts, including a large section of the Titanic’s hull and coal from the wreck site.
      Costs associated with the care, management and preservation of recovered Artifacts are expensed as incurred. A majority of the Artifacts not in exhibition are located within the United States.
      To ascertain that the aggregate net realizable value (“NRV”) of the Artifacts exceeds the direct costs of recovery of such Artifacts, the Company evaluates various evidential matters. Such evidential matters includes documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the Artifacts and other evidential matter regarding the public interest in the Titanic.
      At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business.
      Management believes that the carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.
      The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily invested in commercial paper, money market funds, and U.S. government-backed securities. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers of its cash equivalents.
      Marketable securities which are available for sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity.
      Accounts receivable are customer obligations due under normal trade terms. The Company uses the allowance method to account for uncollectible accounts receivable. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. In certain circumstances, and depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables. The Company’s allowance for bad debts is determined based on a percentage of aged receivables.
      Prepaid expenses consist of prepaid consulting and services that are amortized over the term of the agreements, prepaid lease payments that are expensed when earned, and reimbursable expenses that are capitalized and recovered from each venue or our co-production partner.
      Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to the Company’s expeditions, is recognized at the time that the expedition and dive takes place.
      Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue from the granting of sponsorship rights related to the Company’s expeditions and dives is recognized at the completion of the expedition.
      Revenue sharing from the sale of Titanic-related products by third parties is recognized when the item is sold.
      Revenue from license agreements is recognized pro-rata over the life of the agreements. Amounts received in excess of amounts earned are shown as deferred revenue.
      Revenue from exhibitions is recognized when earned and reasonably estimable. The Company’s exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibit is complete and, in accordance with the terms of the arrangement, has been delivered;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.
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
      Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets

Exhibitry equipment	5 years
Marine equipment	10 years
Office equipment	5 years
Furniture and fixtures	5 years
      Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and nonvested share awards. The computation of dilutive shares outstanding excludes the out-of-the-money non-qualified stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).
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

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs: an amendment of APB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the provisions of SFAS No. 151, when applied, will have a material impact on its financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 amends APB No. 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. The Company was required to adopt FAS 123R by March 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company early adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method, requiring it to recognize expense related to the fair value of our stock-based compensation awards during the fiscal year ended February 28, 2005. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.
      In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between FAS 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classifications of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of FAS 123R; and modifications of options prior to the adoption of FAS 123R.
      In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require that, unless it is impractical to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 became applicable to accounting changes and error corrections made by the Company in fiscal year ended February 28, 2006. The effect of applying this new standard will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (i) the subsequently acquired leasehold improvements’ useful lives, or (ii) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF No. 05-06 has not had material effect on the Company’s financial position, cash flows or results of operations.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of FSP 13-1 will have a material effect on the Company’s financial position, cash flows or results of operations.

Note 2.	Artifacts
      Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or NRV. The government of France granted the Company ownership of these Artifacts in 1993. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of Artifacts recovered. During 2006, 2005 and 2004, $1,400, $3,000, and $6,000, respectively, were deducted from Artifacts.
      Artifacts, at cost, consists of the following:

	February 28, 2005	February 28, 2006

Artifacts recovered, Titanic	$3,105,000	$3,102,000
Artifacts, Carpathia	1,374,000	1,374,000

	$4,479,000	$4,476,000

      On April 12, 2002, the United States Court of Appeals for the Fourth Circuit reinterpreted the June 7, 1994 order that had awarded ownership of the Artifacts to the Company to convey only possession, not title, pending determination of a salvage award.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a consequence of the Fourth Circuit’s decision, the Company reviewed the carrying cost of Artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the Artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of “SFAS No. 142” — Impairment of Long-Lived Assets and “SFAS No. 121,” The Valuation of Non-Goodwill Intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit’s ruling that removed ownership of certain Artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the Titanic wreck site except for those 1,800 Artifacts recovered in the 1987 expedition. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the salvor’s lien that the Fourth Circuit Court acknowledged the Company was entitled to under its salvor-in-possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor’s award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvors in securing the property from the impending peril; (5) the value of the property saved and (6) the degree of danger from which the property was rescued. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor’s lien.
      In August 2004, the Company conducted its seventh research and recovery expedition to the Titanic wreck site and was successful in obtaining over 75 artifacts. An important aspect of this expedition was for the Company to preserve its sole and exclusive rights as salvor-in-possession as conferred upon it by the U.S. Federal District Court for the Eastern District of Virginia. The cost of this expedition was $879,000 and is classified as salvor-in-possession rights in the financial statements at February 28, 2005 and 2006. In its January 31, 2006 opinion, the Appellate Court ruled that the Company must seek a salvage award under the law of salvage. The award can be satisfied by either paying the Company a cash award or by conveying it title to the remaining artifacts. The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset is less than the carrying amount of the asset. No such events have occurred with regard to its salvor-in-possession rights.
      In May 2001, the Company acquired ownership of the wreck of the RMS Carpathia. To-date the Company has not undertaken any expeditions to the Carpathia and it has not recovered artifacts from the wreck of the Carpathia. The Company evaluates and reviews the wreck’s impairment in compliance with the requirements of “SFAS No. 142,” Impairment of Long-Lived Assets and SFAS 121 — The Valuation of Non-Goodwill Intangibles.” The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset is less than the carrying amount of the asset. No such events have occurred with regard to the Carpathia. The Company at present has no definitive plans to conduct an expedition to the Carpathia.
      On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, the Company terminated its agreement with Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and the Company’s subsequent termination of the agreement, the Company reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005.

Note 3.	Balance Sheet Details
      The composition cash, cash equivalents, and available-for-sale marketable securities is as follows:

	February 28, 2005	February 28, 2006

Cash	$1,258,000	$729,000
Money market mutual funds	—	3,400,000
Total	1,258,000	4,129,000

Certificate of deposit	—	500,000
Securities	—	70,000

Total	$—	$570,000
      The composition of prepaid expenses and other current assets is as follows:

	February 28, 2005	February 28, 2006

Deposits	$5,000	$6,000
Prepaid insurance	118,000	38,000
Prepaid commissions	60,000	60,000
Reimbursable expenses — exhibitions	109,000	1,165,000
Prepaid lease payments	—	921,000
Prepaid services	1,079,000	1,242,000
Deferred financing costs	34,000	26,000

Total	$1,405,000	$3,458,000
      The composition of property and equipment, which is stated at cost, is as follows:

	February 28, 2005	February 28, 2006

Exhibitry equipment	$2,323,000	$3,955,000
Office equipment	227,000	276,000
Furniture and fixtures	164,000	173,000

	2,714,000	4,404,000
Less accumulated depreciation	1,976,000	2,371,000

Total	$738,000	$2,033,000

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 21, 2005, the Company sold the SV Explorer, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss of $440,000 during the years ended February 28, 2005 and 2006.
      The composition of exhibition licenses is as follows:

	February 28, 2005	February 28, 2006

Exhibition License (April 2004)	$685,000	$685,000
Exhibition License (May 2005)	—	3,438,000

	685,000	4,123,000
Less accumulated amortization	—	516,000

Total	$685,000	$3,607,000

      In April 2004, the Company entered into an exhibition tour agreement to license the rights to exhibit certain anatomical specimens owned by another company. The purchase price paid for the license was $685,000 in cash which represents its fair value. This amount was recorded as an intangible asset and will be amortized over the useful life of the license. The specimens are currently in the possession of the Company and are currently being exhibited in one of its exhibitions.
      In May 2005, the Company acquired a company that held certain exclusive licensing rights to certain anatomical specimens and exhibitry that significantly broadened the Company’s offerings in its human anatomy educational exhibition business. The purchase price paid for the license was $3,438,000 (see Note 11 — Acquisition) in the form of cash, common stock, warrants, and the assumption of debt which represents its fair value. This amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of 5 years. As of February 28, 2006, accumulated amortization was $516,000.
      Based on the current amounts of exhibition licenses subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2007, 2008, 2009, 2010 – $688,000; 2011 – $171,000.
      The composition of accounts payable and accrued liabilities is as follows:

	February 28, 2005	February 28, 2006

Professional and consulting fees payable	$1,231,000	$280,000
Settlement accruals	107,000	599,000
Other	322,000	159,000

	$1,660,000	$1,038,000

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes
      The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

	Year Ended
	February 28 (29),

	2004	2005	2006

Current:
Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State and local net of federal deferred	(6.0)%	(6.0)%	6.0%
Net operating loss carry-forward	40.0%	40.0%	(40.0)%
Reverse of valuation allowance	—	—	(74.0)

Effective income tax rate	0.0%	0.0%	(74.0)%
      The net deferred income tax asset consists of the following:

	Year Ended February 28,

	2005	2006

Net operating loss carry-forward	$2,800,000	$2,100,000
Deferred tax asset — expenses not currently deductible	—	—
Valuation allowance for doubtful tax assets	(2,800,000)	—

	$—	$2,100,000
      The net operating loss carry-forwards of approximately $5,438,000 expire in varying amounts from 2021 to 2027. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has reversed valuation allowance against net deferred tax assets. The change in the valuation allowance for the year ending February 28, 2006 was a reduction of $2,800,000.
      The Company determines its effective tax rate by estimating its permanent differences resulting from the differing treatment of items for tax and accounting purposes. The carrying value of the Company’s net deferred tax assets is based on the Company’s present belief that it is more likely than not that it will be able to generate sufficient future taxable income to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to record or adjust valuation allowances against its deferred tax assets resulting in additional income tax expense in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes to valuation allowances quarterly. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Stockholders’ Equity

Income (Loss) Per Share
      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.
      Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.
      The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended February 28 (29),

	2004	2005	2006

Numerator:
Net income (loss)	$(1,088,000)	$(1,475,000)	$4,948,000
Denominator:
Basic weighted-average shares outstanding	18,960,047	20,818,898	24,081,186
Effect of dilutive stock options & warrants	—	—	4,149,305

Diluted weighted-average shares outstanding	18,960,047	20,818,898	28,230,491

Net income (loss) per share:
Basic	$(0.06)	$(0.07)	$0.21

Diluted	$(0.06)	$(0.07)	$0.18

Other Comprehensive (Loss) Income
      The composition of accumulated other comprehensive (loss) income, net of related taxes are as follows:

	February 28, 2005	February 28, 2006

Foreign currency translation adjustments	$26,000	$(30,000)
Unrealized loss on marketable securities	—	(98,000)

	$26,000	$(128,000)

Common Stock Issuances
      Prior to the acquisition of TVLP’s assets, the Company initiated an exchange agreement with the holders of certain Class B warrants in which the holders would receive shares of the Company’s common stock in exchange for certain Class B warrants. Through February 28, 2003, the Company had received 20,700 Class B warrants to be exchanged for 20,700 shares of common stock of the Company, of which 16,500 shares still remain to be issued. There were 2,810,963 warrants outstanding as of February 28, 2006.
      During the year ended February 29, 2004, the Company issued 450,000 shares of common stock as payment for services and compensation.
      During the year ended February 28, 2005, the Company issued 150,000 shares of common stock as payment for services and 625,000 shares as payment for compensation.
      During the year ended February 28, 2006, the Company agreed to issue 350,000 shares of common stock as payment for services reflected in common stock payable.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 13, 2005, the Company received $500,000 in connection with the sale of 300,000 shares of the Company’s common stock to its joint venture partner. The common shares were issued in this transaction at a price of $1.67 per share in a private transaction.
      During the year ended February 28, 2006, in connection with the Exhibitions International, LLC acquisition, the Company issued the following securities: (1) 200,000 shares of the Company stock, valued at $1.54 per share; and (2) 300,000 warrants to acquire Company common stock with a three year term, each of which is for 100,000 shares with at respective strike prices of $1.25, $1.50 and $1.75.
      In October 2005, the Company completed a private placement of its securities, in which the Company sold units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share. The units sold in the October 2005 private placement represented a total of 4,956,577 shares of the Company’s common stock. This total consists of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights.
      On October 1, 2005, the Company entered into two three-year consulting agreements for investor relations services with a firm and an individual which required monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements require the Company to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $224,400 in consulting expense related to these two agreements during the year ended February 28, 2006. The common stock has not been issued at February 28, 2006, and is recorded as a common stock payable in the Company’s financial statements. The common stock and the common stock underlying the warrants have customary “piggyback” registration rights.

Note 6.	Stock Options
      In April 2000, the Company adopted an incentive stock option plan (the “2000 Plan”) under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors and consultants. The exercise price of the options granted is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. In December 2003, the Company adopted a second incentive stock option plan (the “2004 Plan”) under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors and consultants. The exercise price was based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.
      On October 16, 2005 the Company’s Board of Directors adopted resolutions to: (i) amend the 2000 Stock Option Plan to reduce the number of authorized but unissued options available for issuance under the 2000 Plan by 1,370,000; and (ii) amend the 2004 Plan to reduce the number of authorized but unissued options available for issuance under the 2004 Plan by 1,030,000. The net effect of these resolutions will be to

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduce the aggregate available authorized but unissued options available under the Company’s shareholder approved stock option plans by 2,400,000.
      The following table summarizes activity under the Company’s equity incentive plans for the years February 28, 2004, February 28, 2005, and February 28, 2006

	February 28, 2004		February 28, 2005		February 28, 2006

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Unexercised	Exercise	Unexercised	Exercise	Unexercised	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	3,750,000	$1.24	4,450,000	$0.89	2,350,000	$0.36
Granted	950,000	0.31	700,000	1.64	1,503,846	2.04
Exercised	—		—		(224,174)	0.73
Cancelled	(250,000)	4.00	(2,800,000)	1.90	(83,000)	0.32

Outstanding at end of year	4,450,000	$0.89	2,350,000	$0.36	3,546,672	$1.05

      In May 2001, the Company granted an option to purchase 250,000 shares of the Company’s common stock at $0.88 per share to its Vice President and Director of Operations. This option has a 5-year maturity from the date of grant. This option was canceled by its term ninety days after the employee’s resignation during the fiscal year ended February 28, 2003.
      In February 2002, the Company granted an option to purchase 600,000 shares of the Company’s common stock at $0.40 per share to its former Vice President and Chief Financial Officer. This option has a 10-year maturity from the date of grant.
      In February 2002, the Company granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share to its President and Chief Executive Officer. This option has a 10-year maturity from the date of grant.
      In February 2002, the Company reset the option strike price for 300,000 outstanding options owned by its directors to $0.40.
      During August 2004, two officers of the Company, its President and Vice President of Finance, as requested by the Company’s investment banker, exchanged options that they held for common stock at a ratio of two options for the issuance of one share of common stock. The purpose of this transaction was to make available more common shares to be sold in a private placement of the Company’s securities. The Company’s President exchanged 1.2 million options for 600,000 shares of common stock to vest over a two-year period. The Company’s Vice President of Finance exchanged 600,000 options for 300,000 shares of common stock to be vested over at two-year period.
      During the year ended February 29, 2004, the Company granted options to employees and directors on 950,000 shares of the Company’s common stock at exercise prices of $0.28 to $0.32 per share. These options have a 10-year maturity from the date of grant.
      During the year ended February 28, 2005, the Company granted options to employees and directors on 700,000 shares of the Company’s common stock at an exercise price of $1.64 per share. These options have a 10-year maturity from the date of grant.
      During the year ended February 28, 2006, the Company granted options to employees, directors, and consultants on 1,503,846 shares of the Company’s common stock at exercise prices of $0.85 to $3.65 per share. These options have a 10-year maturity from the date of grant.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of February 28, 2006, options to purchase 1,630,000 shares of common stock are outstanding under the 2000 Plan and 1,916,672 shares of common stock under the 2004 Plan. The following table summarizes the information about all stock options outstanding at February 28, 2006:

	Options Outstanding
				Options Exercisable
		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 28,	Life	Exercise	February 28,	Exercise
Range of Exercise Prices	2006	(Years)	Price	2006	Price

$.28 to $.32	825,000	7.78	$0.31	825,000	$0.31
$.40 to $.65	1,410,000	4.93	$0.40	1,410,000	$0.40
$.85 to $3.65	1,311,672	9.43	$2.20	240,396	$1.02

	3,546,672			2,475,396

      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. The Company was required to adopt FAS 123R by March 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company early adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method requiring it to recognize expense related to the fair value of our stock-based compensation awards during Fiscal 2006. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.
      The weighted-average fair value of stock options granted is based on a theoretical statistical model using the preceding Black-Scholes option pricing model. In actuality, because the Company’s stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these arrangements without an increase in the market price of the Company. Such an increase in stock price would benefit all stockholders commensurately.

Note 7.	Litigation and Other Legal Matters

Status of International Treaty Concerning the Titanic Wreck
      The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia monitors the Company’s salvor-in-possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts, and make other use of the wreck. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company’s existing salvor-in-possession rights in the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
implementing legislation. As no implementing legislation has been proposed, the treaty currently has no binding legal effect.
      Several years ago the Company initiated legal action to protect its rights to the Titanic wreck site from this treaty. On April 3, 2000, the Company filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company’s motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for the Company to refile its motion. Neither the implementation of the treaty nor the Company’s decision whether to refile the legal action regarding its constitutionality will have an impact on the Company’s ownership interest over the artifacts that it has already recovered.
      As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the 1800 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company; title to the remaining artifacts in the Company’s collection will be resolved by the salvor-in-possession legal proceedings pending in U.S. District Court for the Eastern District of Virginia.

Status of Salvor-in-Possession and Interim Salvage Award Proceedings
      On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court for the Eastern District of Virginia in the Company’s ongoing salvor-in-possession case. These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by the Company from the Titanic wreck site. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as the Company remained salvor-in-possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied the Company’s petition of appeal.
      On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, the Company confirmed its intent to retain its salvor-in-possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, the Company stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the government of France granted the Company all artifacts recovered from the wreck site during the 1987 expedition. The court also held that the Company would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that the Company should be awarded title to the Titanic artifacts through the law of finds.
      The Company appealed the July 2, 2004 Court Order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted to the Company all artifacts recovered from the wreck site during the 1987 expedition. As a result, the court tacitly reconfirmed that the Company owns the 1800 artifacts recovered during the 1987 expedition. The appellate court affirmed the lower court’s ruling held that the Company will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that it should be awarded title to the remainder of the Titanic artifacts through the law of finds.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Ongoing Litigation
      In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company. In its claim, Exhibit Human alleges that the Company breached its contract with them under which the Company acquired a license to exhibit certain anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleges that Exhibit Human breached its obligations to the Company under the same contract. The Company is still in the initial stages of this arbitration. Although the Company intends to defend itself at the arbitration and to vigorously pursue the counterclaim, the Company cannot predict the outcome of this case.
      On April 6, 2006, the Company filed an action against Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia under which it seeks a declaratory judgment from the court finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. This lawsuit has not yet been served. Although the Company intends to vigorously pursue the litigation, the Company cannot predict the outcome of the case.

Settled Litigation and Other Concluded Matters
      On March 24, 2006, the Company entered into a settlement agreement with Plastination Company, Inc. whereby it amicably settled the litigation Plastination Company v. Premier Exhibitions, Inc., which was pending in the United States District Court for the Northern District of Ohio. The terms of the settlement agreement are confidential, and the Company does not believe that they are material to its business.
      On January 30, 2006, the United States District Court for the Eastern District of Virginia approved a settlement agreement between the parties to Lawrence D’Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc. This lawsuit was commenced on April 25, 2002 and had alleged fraud, self-dealing, mismanagement, diversion and waste of corporate assets by the Company and some of its officers, directors and shareholders.
      On February 2, 2006, the United States District Court for the Middle District of Florida approved a settlement agreement between the parties to Dave Shuttle and Barbara Shuttle v. Arnie Geller, G. Michael Harris, Gerald Couture, and R.M.S. Titanic, Inc. This lawsuit, which was commenced on March 22, 2004 and had alleged breaches of fiduciary duty by management, was directly related to the D’Addario case.
      The D’Addario settlement and the Shuttle settlement utilize the same form of settlement agreement. The primary component of such settlement agreement is the Company’s adoption of a five-year corporate governance plan. The material terms of the corporate governance plan are set forth below:

•	The Company’s board of directors must be comprised of a majority of independent directors.

•	The Company must have an audit committee of the board of directors, comprised exclusively of independent directors, which, among other things, has oversight responsibility for the Company’s internal control and corporate compliance.

•	The Company must have a corporate governance committee of the board of directors, comprised of a majority of independent directors, which, among other things, oversees the Company’s implementation of the corporate governance plan, reviews all contracts between the Company and its officers, pre-screens director nominees, and reviews the compensation of its five most highly paid officers.

•	The Company’s independent directors must meet at least twice each calendar year and have the authority to retain counsel, accountants, or other experts.

•	The Company’s directors must review the compensation paid to them by the Company and make any appropriate changes.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	All persons nominated to become a director must satisfy certain requirements and possess core competencies.

•	Once a year over the five-year period for which the corporate governance plan is applicable, the Company’s board of directors must submit a written report to counsel representing the former plaintiff confirming our compliance with the corporate governance plan.
      If the Company does not comply with the corporate governance plan, such non-compliance will be remedied by injunctive relief pursuant to Florida corporate law.
      In addition to the corporate governance plan, the terms of each of the D’Addario settlement and Shuttle settlement, respectively, required the parties to execute mutual releases, thereby waiving any claims that were raised or could have been raised in each such litigation. Finally, in connection with the D’Addario settlement and Shuttle settlement, the Company agreed to pay an aggregate of $300,000 of the plaintiffs’ attorneys’ fees and costs, which includes plaintiffs’ attorneys’ out-of-pocket expenses of approximately $150,000. Such amounts represent the entire cash settlement for both actions and were paid by the Company’s insurance carrier.

Note 8.	Notes Payable and Long-Term Debt
      Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan is unsecured, and it is for a term of five years. The interest rate for the loan is the prime rate plus six percent. The loan requires quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000 and was recorded as a deferred financing cost and is being amortized to interest expense over the term of the loan.
      In April 2005, the Company entered into a term sheet with SAM Tour (USA), Inc. for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. The joint venture partner provided the Company with $2,425,000 of funding. $1,000,000 of this funding was a credit facility provided to the Company. This joint venture arrangement provides the Company with minimum exhibition revenue guarantees and revenue participation and include provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this transaction. The credit facility was repayable quarterly in the amount of $100,000 in 2005 commencing September 30th and $150,000 in 2006 and thereafter and accrued interest at the rate of ten percent per annum and was repayable in full on September 30, 2006. In December 2005, the Company’s joint venture partner exercised its option to extend for two additional exhibitions which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on this $1,000,000 credit facility. As of the option exercise date, there were no principal and interest payments remitted to the joint venture partner.
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
      In connection with the above-described credit facility, the Company has also granted Bank of America a senior security interest in all of the Company’s property pursuant to a commercial security agreement up to the amount advanced on the facility. In addition, in order to facilitate the Company’s establishment of the

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility, Sam Tour (USA), Inc., a secured lender of the Company, has agreed pursuant to a UCC lien subordination agreement that any security interest, lien or right it has or may have with respect to the Company’s property is subordinate to the security interest granted by the Company in favor of Bank of America.
      The Company entered into the above-described credit facility in order to help finance the expansion of the Company’s exhibition business. On April 26, 2006, the Company advanced $333,014 on the credit facility to repay the remaining principal on its shareholder loan.

Note 9.	Commitments and Contingencies
      During the year ended February 28, 2002, the Company entered into agreements for the services of two individuals for an annual aggregate amount of $600,750. Each individual, at his option, may elect to receive his compensation in shares of the Company’s common stock. For this purpose, the common stock will be valued at 50% of its closing bid price as of the date of the election. However, for financial statement purposes the Company will charge the full value of the common stock issued to compensation expense.
      On February 2, 2002, the Company executed an employment agreement with its President and Chief Executive Officer. The employment agreement was for a five-year term and provides for annual base salaries of $330,750 per year, with annual 5% increases. On April 10, 2004, this employment agreement was extended on the same terms and conditions with a new termination date of February 2, 2009.
      On February 2, 2002, the Company executed an employment agreement with its former Vice President and Chief Financial Officer. The employment agreement is for a four-year term and provides for annual base salaries of $270,000 per year, with annual 5% increases. On April 10, 2004, this employment agreement was extended on the same terms and conditions with a new termination date of February 2, 2008. On July 7, 2005, the Company’s Vice President and Chief Financial Officer passed away which terminated the employment agreement.
      On February 21, 2006, the Company executed an employment agreement with its new Vice President and Chief Financial Officer. The employment agreement is for a three-year term and provides for an annual base salary of $210,000 per year, with annual 7% increases.
      On March 14, 2006, the Company executed an employment agreement with its Vice President and Chief Legal Counsel. The employment agreement is for a three-year term and provides for an annual base salary of $173,250 per year.
      On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President — Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. The amendment extends the term of employment agreement for an additional three years from January 27, 2006, the effective date of the Amendment.

Lease Arrangements
      The Company has a non-cancelable operating lease for the rental of each set of its specimens used in its exhibitions. The leases are payable quarterly for a term of five years with five annual options to extend.
      The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company’s pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2005, the Company entered into another non-cancelable operating lease for warehouse space through December 31, 2007.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The lease for the Company’s principal executive offices was amended a second time on November 8, 2005 when the leased space was increased to approximately 6,000 square feet. The amended lease provides for base annual lease payments of $110,591 with a 2.5% annual adjustment. The second amended lease, which increased the Company’s office space by over 1,800 square feet, requires the Company to pay an additional total of $71,242 over the duration of the lease.
      Rent expense charged to operations under these leases was as follows:

	Year Ended February 28 (29),

	2004	2005	2006

Real estate fixed rentals	$94,000	$124,000	$207,000
Specimen fixed rentals	—	—	1,250,000

	$94,000	$124,000	$1,457,000
      Aggregate minimum rental commitments at February 28, 2006, are as follows:

Fiscal Year

2007	$4,306,000
2008	5,320,000
2009	5,255,000
2010	5,000,000
2011	4,000,000
Thereafter	—

$23,881,000

Note 10.	Related Party Transactions
      Included in accounts payable and accrued liabilities at February 28, 2005 and February 28, 2006 is $25,000 due to certain partners of TVLP.
      Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan is unsecured and has a term of five years. The interest rate for the loan is the prime rate plus six percent. The loan requires quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000 and was recorded as a deferred financing cost and is being amortized to interest expense over the term of the loan.
      The Company issued an aggregate of 900,000 shares of common stock to its president and chief executive officer and its former chief financial officer during the second quarter of fiscal year 2004. The Company issued these shares to these officers in exchange for such officers tendering to the Company options they held to acquire up to 1,800,000 shares of the Company’s common stock. The value of the exchange was $1,179,000, based on a price of $1.31 per share, which was the market price of a share of the Company’s common stock on the date of the exchange.

Note 11.	Acquisitions
      In March 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. (“PAI”), a Nevada corporation, acquired all the membership interests in Exhibitions International, LLC (“EI”), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company’s offerings in its human anatomy educational exhibition business. The acquisition of EI was completed as follows: (1) payment of $1,500,000 by PAI for

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
100% of the membership interests of EI; (2) payment by PAI of a debt of EI in the amount of $582,000; (3) the assumption of $750,000 of debt; (4) the issuance of 200,000 shares of the Company’s common stock, valued at $1.54 per share; and (5) the issuance to EI of two-year warrants to acquire 300,000 shares of the Company’s common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock). The common stock underlying the warrants has piggyback registration rights.
      The fair value of the two-year warrants for EI to acquire 300,000 shares of the Company’s common stock was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options:	2 years
Risk-free interest rate:	4.75%
Expected volatility:	100.0%
Expected dividend yield:	$-0-
      The estimated value of these warrants is approximately $299,000, which is recorded in exhibition licenses in the Company’s financial statements.

Note 12.	Employee Savings Plans
      Effective March 2004, the Company adopted the RMS Titanic, Inc. 401(k) and Profit Sharing Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 12% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed 1,000 hours of service are eligible. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During the fiscal year ended February 28, 2006, the Company made no contributions to the plan. The Plan name has been changed to Premier Exhibitions 401(k) and Profit Sharing Plan.

Note 13.	Quarterly Financial Data (Unaudited)

	Quarter Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2006	2005	2005	2005	2006

Revenues	$2,532,000	$3,734,000	$2,772,000	$4,003,000
Expenses	2,064,000	2,197,000	2,852,000	3,287,000
Net income	455,000	1,503,000	107,000	2,883,000
Basic income per common share	0.02	0.07	0.00	0.11
Diluted income per common share	0.02	0.06	0.00	0.10

	Quarter Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2005	2004	2004	2004	2005

Revenues	$391,000	$2,381,000	$2,432,000	$1,653,000
Expenses	1,263,000	2,232,000	2,178,000	2,263,000
Net income (loss)	(875,000)	134,000	240,000	(974,000)
Basic income (loss) per common share	(0.05)	0.01	0.01	(0.04)
Diluted income (loss) per common share	(0.05)	0.01	0.01	(0.04)

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Subsequent Events
      On March 14, 2006, the Company executed an employment agreement with its Vice President and Chief Legal Counsel. The employment agreement is for a three-year term and provides for an annual base salary of $173,250 per year.
      On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President — Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. The amendment extends the term of employment agreement for an additional three years from January 27, 2006, the effective date of the Amendment.
      On March 14, 2006, the Company entered into a Second Amendment to the February 4, 2002 Employment Agreement with the Company’s President and Chief Executive Officer. The Second Amendment provided a quarterly cash bonus equal to 10% of the Company’s quarterly net income. On March 21, 2006, the Company entered into a Third Amendment to the February 4, 2002 Employment Agreement. The Third Amendment terminated the quarterly cash bonus equal to 10% of the Company’s quarterly net income.
      On March 24, 2006, the Company entered into a settlement agreement with Plastination Company, Inc. whereby it amicably settled the litigation Plastination Company v. Premier Exhibitions, Inc., which was pending in the United States District Court for the Northern District of Ohio. The terms of the settlement agreement are confidential, and the Company does not believe that they are material to its business.
      On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, the Company terminated its agreement with the Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and the Company’s subsequent termination of the agreement, the Company reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005.
      On April 11, 2006, the Compensation Committee of the Board of Directors of the Company approved the extension of the Employment Agreement of the Company’s President and Chief Executive Officer for an additional two-year period expiring February 4, 2011.
      On April 11, 2006, the Compensation Committee of the Board of Directors granted and subsequently rescinded an extension of the term of options previously issued to the estate of its former Chief Financial Officer under the 2000 and 2004 employee stock option plans. This extension was not required since the estate intends on exercising these options before expiration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company required to be included in periodic filings with the SEC. There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	THROUGH ITEM 14.
      All information required by Items 10 through 14 is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed within 120 days of the end of our fiscal year ended February 28, 2006.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as part of this report:
(a) Financial Statements.
      The following financial statements of the Company are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm	p. 34

Consolidated Balance Sheets at February 29, 2005 and February 28, 2006	p. 35

Consolidated Statements of Operations for the years ended February 28(29), 2004, 2005 and 2006	p. 36

Consolidated Statements of Stockholders’ Equity for the years ended February 28(29), 2004, 2005 and 2006	p. 37

Consolidated Statements of Cash Flows for the years ended February 28(29), 2004, 2005 and 2006	p. 38

Notes to Consolidated Financial Statements	p. 39

(b) Exhibits.

				Incorporated by Reference
Exhibit			Filed
No.		Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1		Agreement and Plan of Merger, dated October 13, 2004, among the Registrant, RMS Titanic, Inc. and RMST Mergersub, Inc.		8-K	2.3	10-20-04
3.1		Articles of Incorporation of the Registrant		8-K	3.1	10-20-04
3.2		Amendment to Articles of Incorporation		SB-2	3.2	01-05-06
3.3		Bylaws of the Registrant		8-K	3.2	10-20-04
4.1		Form of the Registrant’s Common Stock Certificate		8-K/A	4.1	11-01-04
4	.2#	Registrant’s 2004 Stock Option Plan and Form of Stock Option		8-K	10.2	10-20-04
4	.3#	Registrant’s 2000 Stock Option Plan and Form of Stock Option		8-K	10.1	10-20-04
10.1		Lease dated March 27, 2000 for offices in Atlanta, Georgia		10-K	10.25	06-13-00
10	.2#	Employment Agreement dated February 4, 2002 between the Registrant and Arnie Geller		10-K	10.23.8	06-18-02
10.3		Form of Lease dated October 16, 2001 for the Registrant’s offices and warehouse in Atlanta, Georgia		10-K	10.34	06-18-02
10.4		United States Court of Appeals R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel. Opinion No. 01-2227		8-K	10.1	04-30-02
10.5		Lease Amendment dated August 8, 2003 for the Registrant’s offices in Atlanta, Georgia		10-K	10.49	06-15-04
10	.6#	First Amendment, dated April 10, 2004, to Employment Agreement between the Registrant and Arnie Geller		10-K	10.50	06-15-04
10	.7#	Employment Agreement dated August 4, 2003 between the Registrant and Tom Zaller		10-K	10.54	06-15-04
10.8		Registration Rights Agreement, dated August 18, 2004, among the Registrant, Laidlaw & Company (UK) Ltd. (f/k/a Sands Brothers International Limited) and certain purchasers identified therein		10-Q	10.57	10-13-04
10.9		Assumption Agreement, dated October 13, 2004, between the Registrant and RMS Titanic, Inc.		8-K	99.1	10-20-04
10.10		Form of Registration Rights Agreement from October 2005 private placement		SB-2	10.10	01-05-06
10.11		October 2004 Lease Amendment re warehouse space		S-1	10.11	04-07-06
10.12		November 2005 Lease Amendment to lease for offices in Atlanta, Georgia		10-Q	10.2	01-17-06
10.13		Acquisition Letter Agreement among Premier Acquisitions, Inc. and Exhibitions International, LLC, et al. dated March 7, 2005		10-Q	10.1	7-14-05
10.14		Form of $500,000 Promissory Note dated June 2004 from RMS Titanic, Inc. payable to Joseph Marsh and William Marino		SB-2	10.14	01-05-06

				Incorporated by Reference
Exhibit			Filed
No.		Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.15		Joint Venture Agreement between the Registrant and SAM Tour (USA), Inc. dated April 13, 2005, and as amended August 19, 2005		SB-2	10.15	01-05-06
10.16		$2,425,000 Promissory Note dated April 13, 2005 between Registrant as Maker and SAM Tour (USA), Inc. as Payee		SB-2	10.16	01-05-06
10.17		Form of Security Agreement between Registrant as debtor and SAM Tour (USA), Inc. as secured party, dated as of May 11, 2005		SB-2	10.17	01-05-06
10.18		Form of Security Agreement between RMS Titanic, Inc. as debtor and SAM Tour (USA), Inc. as secured party, dated as of May 11, 2005		SB-2	10.18	01-05-06
10.19		Revised Term Sheet between RMS Titanic, Inc. and Legal Access Technologies, Inc. dated November 30, 2005		10-Q	10.3	1-17-06
10.20		Promissory Note dated December 14, 2005 executed by the Company in favor of Bank of America, N.A.		8-K	99.1	1-13-06
10.21		Commercial Security Agreement dated December 14, 2005 between the Company and Bank of America, N.A.		8-K	99.2	1-13-06
10.22		UCC Lien Subordination Agreement dated January 9, 2006 between Bank of America, Inc. and Sam Tour (USA), Inc.		8-K	99.3	1-13-06
10.23		Settlement Agreement dated January 30, 2006 and approved by the United States District Court for the Eastern District of Virginia in connection with the settlement of Lawrence D’Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc.		S-1	10.25	04-07-06
10	.24#	Employment Agreement dated February 21, 2006 between the Registrant and Stephen Couture		8-K	99.1	02-24-06
10	.25#	Employment Agreement dated March 14, 2006 between the Registrant and Brian Wainger		8-K	99.1	03-20-06
10	.26#	First Amendment, dated March 14, 2006, to Employment Agreement between the Registrant and Tom Zaller		8-K	99.2	03-20-06
10	.27#	Second Amendment, dated March 14, 2006, to Employment Agreement between the Registrant and Arnie Geller		8-K	99.3	03-20-06
10	.28#	Third Amendment, dated March 21, 2006, to Employment Agreement between the Registrant and Arnie Geller		8-K	99.1	03-21-06
10.29		Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited	X
11.1		Computation of Earnings Per Share (See Notes to Financial Statements)	X

Incorporated by Reference
Exhibit		Filed
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant	X
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By: /s/ Arnie Geller Arnie Geller, President and Chief Executive Officer	May 31, 2006
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:

/s/ Arnie Geller Arnie Geller, President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	May 31, 2006

/s/ Stephen Couture Stephen Couture, Vice President and Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)	May 31, 2006

/s/ N. Nick Cretan N. Nick Cretan, Director	May 31, 2006

/s/ Doug Banker Doug Banker, Director	May 31, 2006

/s/ Alan Reed Alan Reed, Director	May 31, 2006