Form 10-Q
period 2006-05-31
PREMIER EXHIBITIONS, INC.
filed 2006-07-14
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
Commission file number: 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3340 Peachtree Road, Suite 2250, Atlanta, GA	30326

(Address of principal executive offices)	(Zip Code)

(404) 842-2600

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes   X   No ___
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No   X
     The number of shares outstanding of the registrant’s common stock on June 23, 2006 was 26,869,019.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
        The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this report were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2006.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2006	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,129,000	$2,465,000
Marketable securities	570,000	528,000
Accounts receivable	1,585,000	4,559,000
Prepaid expenses and other current assets	3,458,000	4,264,000

Total current assets	9,742,000	11,816,000

Artifacts owned, at cost	4,476,000	4,476,000
Salvor’s lien	1,000	1,000
Salvor-in-possession rights	879,000	879,000
Property and equipment, net	2,033,000	2,945,000
Exhibition licenses, net	3,607,000	3,435,000
Deferred income taxes	2,100,000	1,384,000
Other assets	132,000	111,000

	$22,970,000	$25,047,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,038,000	1,660,000
Deferred revenue	300,000	—
Notes payable	1,350,000	1,358,000

Total current liabilities	2,688,000	3,018,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares;
issued and outstanding 26,062,089 and 26,778,728 shares
at February 28, 2006 and May 31, 2006, respectively	3,000	3,000
Common stock payable	920,000	14,000
Additional paid-in capital	27,178,000	28,793,000
Accumulated deficit	(7,717,000)	(6,643,000)
Accumulated other comprehensive income (loss)	(102,000)	(138,000)

Total shareholders’ equity	20,282,000	22,029,000

	$22,970,000	$25,047,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,
	2005	2006
Revenue:
Exhibition revenues	$2,393,000	$5,460,000
Merchandise and other	92,000	328,000
Sale of coal	47,000	36,000

Total revenue	2,532,000	5,824,000

Cost of revenue:
Exhibition costs	796,000	1,105,000
Cost of merchandise sold	12,000	56,000
Cost of coal sold	7,000	4,000

Total cost of revenue	815,000	1,165,000

Gross profit	1,717,000	4,659,000

Operating expenses:
General and administrative	1,091,000	2,198,000
Depreciation and amortization	74,000	330,000
Litigation settlement	—	350,000
Loss on sale of fixed assets	84,000	—

Total operating expenses	1,249,000	2,878,000

Income from operations	468,000	1,781,000

Other income and expenses:
Interest income	4,000	32,000
Interest expense	(17,000)	(34,000)
Other income	—	11,000

Total other income and expenses	(13,000)	9,000

Income before provision for income taxes	455,000	1,790,000

Provision (benefit) for income taxes	—	716,000

Net income	$455,000	$1,074,000

Net income per share:
Basic income per common share	$0.02	$0.04

Diluted income per common share	$0.02	$0.04

Shares used in basic per share calculations	22,299,939	26,344,856

Shares used in diluted per share calculations	24,949,939	30,465,215

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2005	2006
Cash flows from operating activities:
Net income	$455,000	$1,074,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	74,000	330,000
Issuance of compensatory stock options	—	412,000
(Increase) decrease in cost of artifacts	(1,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	352,000	(2,974,000)
(Increase) decrease in deferred income taxes	—	716,000
(Increase) decrease in prepaid expenses and other current assets	99,000	(806,000)
(Increase) decrease in other assets	605,000	21,000
Increase (decrease) in deferred revenue	(425,000)	(300,000)
Increase (decrease) in accounts payable and accrued liabilities	(377,000)	622,000

Total adjustments	327,000	(1,979,000)

Net cash provided (used) by operating activities	782,000	(905,000)

Cash flows used by investing activities:
Purchases of property and equipment	(303,000)	(1,070,000)
Purchase of exhibition licenses	(2,016,000)	—

Net cash used by investing activities	(2,319,000)	(1,070,000)

Cash flows from financing activities:
Proceeds from notes payable	2,425,000	342,000
Principal payments on notes payable	—	(333,000)
Proceeds from option and warrant exercises	64,000	296,000
Proceeds from sale of common stock	500,000	—

Net cash provided by financing activities	2,989,000	305,000

Effects of exchange rate changes on cash and cash equivalents	—	6,000

Net increase (decrease) in cash and cash equivalents	1,452,000	(1,670,000)
Cash and cash equivalents at beginning of period	1,258,000	4,129,000

Cash and cash equivalents at end of period	$2,710,000	$2,465,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,000	$10,000

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
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006.
     Certain amounts in prior year’s balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current year presentation.
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended May 31, 2006 and 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.
     For the three months ended May 31, 2006 and 2005, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net income per share:

Premier Exhibitions, Inc. and Subsidiaries
Computation of Net Income Per Share

	Three Months Ended May 31,
	2005	2006
Numerator:
Net income	$455,000	$1,074,000
Denominator:
Basic weighted-average shares outstanding	22,299,939	26,344,856
Effect of dilutive stock options & warrants	2,650,000	4,120,359

Diluted weighted-average shares outstanding	24,949,939	30,465,215

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

3. Equity Transactions
     The Company recorded compensation expense related to stock options granted to the Company’s employees of $412,000 during the three months ended May 31, 2006.
     During the three months ended May 31, 2006, the Company received approximately $231,000 for the exercise of 156,184 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $1.75 per share.
     During the three months ended May 31, 2006, the Company received $65,000 for the exercise of 76,668 employee stock options to purchase shares of common stock at an exercise price of $.85 per share.
     In connection with the Company's Chief Executive Officer's amended employment agreement, during the three months ended May 31, 2006 the Company issued 400,000 employee stock options. These options will be issued under the amended 2004 Stock Option Plan that the board of directors intends to finalize at the conclusion of the Company’s 2006 Annual Meeting of Shareholders on August 18, 2006. These options have an exercise price of $4.31 per share, vest over the term of the amended employment agreement and have a term of ten years. Since the exercise prices of these options equals the fair value of the underlying stock on the date of grant, no deferred compensation was recognized during the period.
4. Legal Proceedings
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company. In its claim, Exhibit Human alleges that the Company breached its contract with them under which the Company acquired a license to exhibit certain anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleges that Exhibit Human breached its obligations to the Company under the same contract. The Company is still in the initial stages of this arbitration. Although the Company intends to defend itself at the arbitration and to vigorously pursue the counterclaim, the outcome of this matter cannot be predicted.
     On April 6, 2006, the Company filed an action against Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia under which it seeks a declaratory judgment from the court finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. This lawsuit has not yet been served. The Company cannot predict the outcome of the case.
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
     On June 1, 2006 the Company entered into a settlement agreement and mutual special release with William Morris Agency, LLC and Rick Kraniak whereby it agreed to pay $350,000 for commission compensation stemming from an alleged agency agreement related to booking the human anatomy tour of exhibitions. The first payment of $70,000 was made on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008.
5. Commitments
     On March 14, 2006, the Company executed an employment agreement with its Vice President and Chief Legal Counsel. The employment agreement is for a three-year term and provides for an annual base salary of $173,250 per year.
     On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President — Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. Among other things, the amendment extended the term of employment agreement for an additional three years from January 27, 2006, the effective date of the amendment.
     On March 14, 2006, the Company entered into a second amendment to the February 4, 2002 employment agreement with its President and Chief Executive Officer. The second amendment provided a quarterly cash bonus equal to 10% of the Company’s quarterly net income. On March 21, 2006, the Company entered into a third amendment to the February 4, 2002 employment agreement. The third amendment terminated the provision in the second amendment which had provided for a quarterly cash bonus equal to 10% of the Company’s quarterly net income.
     On April 11, 2006, the Compensation Committee of the Board of Directors of the Company approved an extension of the employment agreement of the Company’s President and Chief Executive Officer for an additional two-year period expiring February 4, 2011.

6. Subsequent Events
     On June 30, 2006, the Company finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced in its entirety the Company’s prior $750,000 revolving line of credit facility with Bank of America.
     The credit facility, which is evidenced by a note and agreement made by the Company in favor of Bank of America, allows the Company to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance to the Company and is equal to Bank of America’s prime rate. Under the credit facility, the Company must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires the Company to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of the Company’s property and contains customary representations, warranties and covenants.
     The Company entered into the above-described credit facility in order to help finance the expansion of the Company’s exhibition business. As of July 12, 2006, $334,000 had been advanced to the Company pursuant to the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2006, as filed with the Securities and Exchange Commission, which contains additional information concerning our consolidated financial statements.

Overview
     We are in the business of developing and touring museum quality exhibitions. We are known best for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated ocean liner RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when it struck an iceberg and sank in the North Atlantic Ocean on its maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost.
     Since 1994 we have maintained our salvor-in-possession status of the Titanic wreck and wreck site as awarded by the federal district court. As such, we have the exclusive right to recover objects from the Titanic. Through our explorations, we have obtained oceanic material and scientific data, including still photography and videotape, as well as artifacts from the Titanic wreck site. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland. We utilize this data and the artifacts for historical verification, scientific education and public awareness. We generate income through touring exhibitions, third party licensing, sponsorship and merchandise sales. We intend to continue to present exhibitions throughout the world in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.
     We believe that we are in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation, and stewardship of the Titanic shipwreck. We possess the largest collection of data, information, images, and cultural materials associated with the shipwreck. Our Titanic exhibitions have toured throughout the world and have been viewed by more than 17 million people.
     We operate all of our exhibitions through wholly-owned subsidiaries. Presently, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We adopted our holding company structure in October 2004. Prior to that time, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc.
     We have expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently operate six exhibitions, five of which are known as “Bodies...The Exhibition” and one of which is known as “Bodies Revealed.” We plan to conduct additional exhibitions in the future, not related to the Titanic or to human anatomy, and we expect that those exhibitions will be conducted through additional subsidiaries.
     Our principal sources of revenue are exhibition tickets sales, merchandise sales, licensing activities and sponsorship agreements.
     RMS Titanic Exhibitions
     Our Titanic exhibitions have been exhibited in more than forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China and England. The following lists our Titanic exhibition locations and dates during our quarter ended May 31, 2006:
•	St. Louis Science Center, St. Louis, Missouri (November 11, 2005 to April 15, 2006);

•	Queen Mary, Long Beach, California (December 17, 2005 to September 4, 2006);

•	OshKosh Public Museum, OshKosh, Wisconsin (February 4 to April 30, 2006);

•	Science Center of Iowa, Des Moines, Iowa (May 20 to August 20, 2006);

•	Miami Museum of Science and Planetarium, Miami, Florida (March 25 to October 15, 2006); and

•	The Metreon, San Francisco, California (June 10 to January 2007).
     The following lists our Titanic exhibition locations and dates that opened or are scheduled to open subsequent to our quarter ended May 31, 2006:

•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1 to an undetermined date).
     We anticipate opening additional Titanic exhibitions during our fiscal year ending February 28, 2007, which we refer to as fiscal year 2007. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibit locations may change.
     “Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
     We are using our experience in the exhibition business to conduct exhibitions not related to the Titanic. In March 2005, we acquired 100% of the membership interests in Exhibitions International, LLC, which enabled us to gain multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens plus at least 150 single human organs and body parts. We are already in possession of six sets of medical specimens, one of which is known as “Bodies Revealed” and five of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements, each of which is for a five-year term and provides us with the right to extend for up to five additional years at our election.
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
     “Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. We expanded our human anatomy exhibition business by creating two additional exhibitions known as “Bodies...The Exhibition.” The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005. The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations open during our quarter ended May 31, 2006:
•	“Bodies...The Exhibition,” Museum of Science and Industry, Tampa, Florida (August 18, 2005 to February 26, 2006, extended to September 5, 2006);

•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to December 2006);

•	“Bodies...The Exhibition,” Atlanta Civic Center, Atlanta, Georgia (March 4 to September 4, 2006);

•	“Bodies Revealed,” Mexico City, Mexico (March 11 to September 11, 2006); and

•	“Bodies...The Exhibition,” Earl’s Court Exhibition Centre, London, England (April 12 to July 30, 2006).
     The following lists our exhibition location for “Bodies...The Exhibition” that opened subsequent to our quarter ended May 31, 2006:
•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date).
     We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during fiscal year 2007. Due to the uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
     Co-Production Agreements
     In April 2005 we entered into an agreement with SAM Tour (USA), Inc. under which we agreed to work with SAM Tour to jointly produce human anatomy exhibitions. With SAM Tour, we will jointly present up to twelve human anatomy exhibitions entitled “Bodies... The Exhibition” and/or “Bodies Revealed.” With the limited exception of our human anatomy exhibition currently underway in London, England, the agreement stipulates mutual exclusivity. According to our agreement with SAM Tour, we are responsible for the design and installation of each exhibition, while SAM Tour is responsible for the marketing, promotion, publicity, advertising and operation of such exhibitions. SAM Tour finances the initial startup costs of each exhibition and we provide the exhibition expertise, exhibitry and specimens required for each exhibition. SAM Tour initially recoups its investment, which includes the initial startup costs, all marketing and operating costs, and a license fee paid to us. The profits from each exhibition are then split equally between SAM Tour and us until the parties earn certain agreed upon amounts. Thereafter, additional profits are calculated on a graduated scale with ratios that increasingly favor us.
     Additional Exhibitions
     We intend to develop and present new exhibitions in the future, including additional exhibitions not related to the Titanic or to human anatomy.

Results of Operations
     The Quarter Ended May 31, 2006 Compared to the Quarter Ended May 31, 2005
     During the quarter ended May 31, 2006, our revenue increased approximately 130% to $5,824,000 as compared to $2,532,000 in the quarter ended May 31, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 128% to $5,460,000 during the quarter ended May 31, 2006 as compared to $2,393,000 for the quarter ended May 31, 2005. This increase in exhibition revenue reflects our increase in the number of locations of directly managed Titanic Exhibitions to five from three in the prior year. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the quarter ended May 31, 2006. Our Titanic Exhibitions contributed approximately 30% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 70% of our revenue during the quarter ended May 31, 2006.
     Merchandise and other revenue increased approximately 257% from $92,000 to $328,000, during the quarter ended May 31, 2005 as compared to the first quarter ended May 31, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise. Our sale of coal recovered from the Titanic decreased to $36,000 from $47,000, or approximately 23%, during the quarter ended May 31, 2006 as compared to the quarter ended May 31, 2005.
     We incurred exhibition costs of $1,105,000 and $796,000 for the first quarter ended May 31, 2006 and 2005, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens. Exhibition costs as a percentage of exhibition revenues were 20% and 33%, respectively, for the quarter ended May 31, 2006 and 2005. We had an increase in exhibition costs during the quarter ended May 31, 2006 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition.
     During the quarter ended May 31, 2006, our gross profit increased approximately 171% to $4,659,000 as compared to $1,717,000 in the quarter ended May 31, 2005. Gross Profit was 80% and 68% of revenue for the quarters ended May 31, 2006 and 2005, respectively. This change was principally attributable to an increase in the number of our highly profitable anatomical exhibitions during the quarter ended May 31, 2006 to five from one in the quarter ended May 31, 2005 as well as our increase in the number of locations of directly managed Titanic Exhibitions to five from three in the prior year period.
     Our general and administrative expenses increased to $2,198,000 from $1,091,000, or approximately 101%, during the quarter ended May 31, 2006 as compared to the quarter ended May 31, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants granted during the year ended February 28, 2006. We fully charge our operations for employee stock options issued in the year such options are granted, subject to vesting schedules.

     Our depreciation and amortization expenses increased $256,000 or 346% to $330,000 during the quarter ended May 31, 2006 as compared to $74,000 for the quarter ended May 31, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, there was an increase in amortization expense associated with amortization of exhibition licenses of $172,000.
     We recorded a $350,000 charge for the settlement of litigation related to commissions under an alleged agency agreement during our quarter ended May 31, 2006. This settlement was finalized subsequent to the quarter end and requires us to make five installment payments of $70,000 commencing June 2006 and every six months thereafter until June 2008.
     We realized income from operations of $1,781,000 during the quarter ended May 31, 2006 as compared to income of $468,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of ongoing Titanic exhibitions and a higher contribution from our exhibitions, “Bodies Revealed” and “Bodies...The Exhibition” exhibitions.
     Interest income of $32,000 was primarily associated with interest earned on our bank cash balances during the quarter ended May 31, 2006. We incurred interest expense of $34,000 and $17,000 for the quarters ended May 31, 2006 and 2005. Interest expense primarily pertains to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions. This loan was paid off during April 2006.
     We realized net income before provision for income taxes of $1,790,000 for the quarter ended May 31, 2006 as compared to net income of $455,000 in the same prior year period. Our provision for income taxes was $716,000 or 40% for the quarter ended May 31, 2006. We did not have any provision for income taxes during the quarter ended May 31, 2005. We realized net income of $1,074,000 during the quarter ended May 31, 2006 as compared to net income of $455,000 in the same prior year period.
     Basic income per common share for each of the quarters ended May 31, 2006 and 2005 was $0.04 and $0.02, respectively. The basic weighted average shares outstanding for each of the quarters ended May 31, 2006 and 2005 was 26,344,856 and 22,299,939, respectively. Diluted income per common share for each of the quarters ended May 31, 2006 and 2005 was $0.04 and $0.02, respectively. The diluted weighted average shares outstanding for the quarters ended May 31, 2006 and 2005 was 30,465,215 and 24,949,939, respectively.
Liquidity and Capital Resources
     Net cash used by operating activities was $905,000 for the quarter ended May 31, 2006 as compared to net cash provided by operating activities of $782,000 in the quarter ended May 31, 2005. This decrease is primarily the result of an increase of in accounts receivable due from our co-production partner of approximately $3,100,000 as a result of the recent opening of several anatomical exhibits during our quarter ended May 31, 2006. We expect to collect the majority of this receivable balance due from our co-production partner during the quarter ended August 31, 2006.
     For the quarter ended May 31, 2006, the total cash used in investing activities was $1,070,000, which was the result of our acquisition of property and equipment of $1,070,000. This increase in acquisition of property and equipment primarily consisted of the purchase of additional exhibitry used in our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions.
     For the quarter ended May 31, 2006, cash provided by financing activities was $305,000 and included repaying our shareholder loan of approximately $333,000 as well as borrowings on our credit facility of approximately $334,000. We also received approximately $296,000 in cash from the exercise of options and warrants during the quarter ended May 31, 2006.
     Our working capital and shareholders’ equity was $8,798,000 and $22,029,000, respectively, at May 31, 2006, as compared with working capital of $7,054,000 and shareholders’ equity of $20,282,000 at February 28, 2006. Our current ratio was 3.92 and 3.62 at May 31, 2006 and February 28, 2006, respectively.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced our prior $750,000 revolving line of credit facility with Bank of America. The new credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants.
     We entered into the above-described credit facility in order to help finance the expansion of our exhibition business. As of July 12, 2006, approximately $334,000 had been advanced to us pursuant to the credit facility.
     The lease for our principal executive offices was amended a third time on May 1, 2006 when the leased space was increased to approximately 10,000 square feet. The amended lease provides for base annual lease payments of approximately $199,000 with a 2.5% annual adjustment. The third amended lease, which increased our office space by 3,563 square feet, requires us to pay an additional total of approximately $368,000 over the four-year duration of the lease.
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
     Our critical accounting policies are as follows:
•	Revenue recognition;

•	Accounts receivables;

•	Accounting for income taxes;

•	Legal contingencies;

•	Property and equipment; and

•	Impairment of long-lived and intangible assets.
     Revenue Recognition
     Exhibition Revenue. We recognize exhibition revenue for our Titanic and anatomical specimen exhibitions when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:
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
     Our revenue may be predicated on a percentage or share of our customers’ revenue from our exhibitions. Our percentage of the ticket sales for these exhibitions, as well as merchandise sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
     In exhibition arrangements that have a variable fee structure, a customer or our co-production partner may guarantee to pay us a nonrefundable minimum amount that is to be applied against variable fees. We record this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.
     Our customers and co-production partners provide us with gross receipt information, marketing costs, promotional costs, and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our customers and co-production partners. The amount of revenue recognized in any given quarter or quarters from all of our exhibitions depends on the timing, accuracy, and sufficiency of information we receive from our customers and co-production partners to determine revenues and associated gross profits.

     Audio Tour Revenue. Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.
     Merchandise Revenue. Revenue collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from our sale of coal recovered from the Titanic wreck site is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.
     Sponsorship Revenue. Revenue from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to our Titanic expeditions is recognized at the completion of the expedition.
     Licensing Revenue. Revenue from the licensing of the production and exploitation of audio and visual recordings by third parties, related to our Titanic expeditions, is recognized at the time that the expedition and dive takes place. Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.
     Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. We regularly evaluate the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client (e.g., governmental agencies or private sector), trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. In certain circumstances and depending on customer creditworthiness we may require a bank letter of credit to guarantee the collection of our receivables. Our allowance for bad debt is determined based on a percentage of aged receivables.
     Accounting for Income Taxes
     As part of the process of preparing our consolidated financial statements we are required to estimate our Federal income taxes as well as income taxes in each of the states in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences could result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not probable, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
     Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in our Annual Report on form 10-K for our year ended February 28, 2006 and in Item 1 of Part II to this Quarterly

Report on Form 10-Q. To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
     Impairment of Long-Lived Assets and Other Intangibles
     In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.
     Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value (“NRV”). The government of France granted us ownership of these artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.
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
     We amortize our exhibition licenses on a straight-line basis over a five year term commencing on the effective date of the exhibition license or right in accordance with the term of the licensing arrangement.
     Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standard Board (the “FASB”), issued SFAS No. 151, “Inventory Costs: an amendment of APB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, will have a material impact on our financial position or results of operations.
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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We were required to adopt FAS 123R by March 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We early adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method requiring us to recognize expense related to the fair value of our stock-based compensation awards during fiscal year 2005. Our adoption of FAS 123(R) did not have a material impact on our financial position or results of operations.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123R, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides guidance regarding the interaction between FAS 123R and certain SEC rules and regulations, including guidance related to valuation methods; the classifications of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of FAS 123R; and modifications of options prior to the adoption of FAS 123R.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require that, unless it is impractical to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. SFAS No. 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. SFAS No. 154 became applicable to accounting changes and error corrections made by us starting in our fiscal year ended February 28, 2006. The effect of applying this new standard will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur as well as consideration of transition and other provisions included in the new standard.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF Issue No. 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF Issue No. 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (i) the subsequently acquired leasehold improvements’ useful lives, or (ii) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF Issue No. 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF Issue No. 05-06 has not had material effect on our financial position, cash flows or results of operations.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. FSP 13-1 requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.
Forward-Looking Statements
     Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in this report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have significant long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2006, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow, as the only interest expense affected by changes in interest rates is the interest expense related to approximately borrowings outstanding under our credit facility, which aggregated $334,000 as of July 12, 2006.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the quarter ended May 31, 2006, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the U.S. dollar in order to minimize the adverse potential effect of currency fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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
     On April 6, 2006, we filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia under which we seek a declaratory judgment from the court finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that we present in our “Bodies Revealed” exhibition. This lawsuit has not yet been served and we cannot predict the outcome of this case.
     On May 16, 2006, we were served with a lawsuit styled as Stefano Arts v. Exhibitions International, LLC, et.al., now pending in state court in Fulton County, Georgia. The plaintiff alleges that we breached a contract with it and that we tortuously interfered with a separate contract entered into between it and a third-party. The plaintiff seeks a percentage of our profits earned from our “Bodies...The Exhibition” presentation in Tampa. While we cannot predict the outcome of this case, we believe the lawsuit is frivolous and we intend to aggressively defend ourselves.
     On March 24, 2006, we entered into a settlement agreement with Plastination Company, Inc. whereby we amicably settled the litigation Plastination Company v. Premier Exhibitions, Inc., which was pending in the United States District Court for the Northern District of Ohio. The terms of the settlement agreement are confidential, and we do not believe that they are material to our business.
     On June 1, 2006 we entered into a settlement agreement with William Morris Agency, LLC and Rick Kraniak whereby we agreed to pay $350,000 in installments for compensation stemming from the agency agreement related to booking the human anatomy tour of exhibitions. We made the first payment of $70,000 on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008.
     Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     We issued 140,139 shares of our common stock during the quarter ended May 31, 2006 upon the exercise of warrants issued in connection with our acquisition of Exhibitions International, LLC. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $200,000 in connection with such warrant exercises.
     We issued 203,173 shares of our common stock upon the exercise of employee stock options during the quarter ended May 31, 2006. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $146,000 in connection with such option exercises.
ITEM 5. OTHER INFORMATION.
     On May 1, 2006 we entered into a Third Amendment to that certain Tower Place Lease dated March 27, 2000 (the “Lease”), with respect to which we lease our principal executive offices. Pursuant to the Third Amendment, our leased space has increased by 3,563 square feet to approximately 10,000 square feet. The Lease, as amended by the Third Amendment, provides for base annual lease payments of approximately $199,000 with a 2.5% annual increase. The Third Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.
     On June 1, 2006 we entered into a Settlement Agreement and Mutual Special Release with William Morris Agency, LLC and Rick Kraniak whereby we agreed to pay $350,000 in installments for commission compensation stemming from an alleged agency agreement related to the booking of our human anatomy tour of exhibitions. We made the first payment of $70,000 on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008. The Settlement Agreement and Mutual Special Release is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.
ITEM 6. EXHIBITS.
     See Index to Exhibits on page 25 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: July 13, 2006	By:	/s/ Arnie Geller

Arnie Geller, President
and Chief Executive Officer
Dated: July 13, 2006	By:	/s/ Stephen Couture

Stephen Couture, Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Location

10.1	Third Amendment dated May 1, 2006 to that Certain Tower Place Office Lease dated March 27, 2000	Filed herewith

10.2	Settlement Agreement and Mutual Special Release between Premier Exhibitions, Inc. and William Morris Agency dated June 1, 2006	Filed herewith

11.1	Statement re: computation of per share earnings	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President And Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith