Form 10-Q/A
period 2005-11-30
PREMIER EXHIBITIONS, INC.
filed 2006-08-01
CIK 796764

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO.1)

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

  Large accelerated filer __   Accelerated filer __  Non-accelerated filer   x
                                                                            ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No x
                                                          ---

         The number of shares outstanding of the registrant's common stock on June 23, 2006 was 26,869,019.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends our quarterly report on Form 10-Q for the period ended November 30, 2005, initially filed with the Securities and Exchange Commission ("SEC") on January 16, 2006. The Amendment reflects the subsequent third-party default on the sale of an interest in the RMS Carpathia, as described in the Company's Form 8-K filed with the SEC on April 10, 2006. This default caused a restatement of the Company's unaudited consolidated balance sheet and statement of income and statement of cash flows for the quarter and nine months ended November 30, 2005.

     The accompanying restated unaudited consolidated financial statements, including the notes thereto, have been revised to reflect the above-described restatement adjustments. Refer to Note 4 - Default on the sale of the Carpathia interest to the unaudited consolidated financial statements in the Amendment for further information on the restatement and its impact on the quarter and nine months ended November 30, 2005.

     The Amendment amends and restates Items 1 and 2 of Part I of the original Form 10-Q in order to reflect the above-described third-party default. No other items in the original Form 10-Q are being amended hereby. For presentation purposes, the entire contents of the original Form 10-Q is being included in the Amendment, even though the Amendment only amends and relates Items 1 and 2, Part I of the original Form 10-Q, as set forth above.

     This Form 10-Q should be read in conjunction with the Company's filings made with the SEC on and after the filing of the original Form 10-Q. Pursuant to the rules of the SEC, Item 6 of Part II of the Amendment contains currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.           Consolidated Financial Statements (Restated)                 1
                  -------------------------------------------

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10
                  ---------------------------------------------

Item 3.           Quantitative and Qualitative Disclosures About Market Risk  18
                  ----------------------------------------------------------

Item 4.           Controls and Procedures                                     19
                  -----------------------


PART II. OTHER INFORMATION
         -----------------


Item 1.           Legal Proceedings                                           20
                  -----------------

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds 21
                  -----------------------------------------------------------

Item 3.           Defaults Upon Senior Securities                             22
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders         22
                  ---------------------------------------------------

Item 5.           Other Information                                           22
                  -----------------

Item 6.           Exhibits                                                    23
                  --------

Signatures                                                                    24
----------

Index to Exhibits                                                             25
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

                                       Premier Exhibitions, Inc. and Subsidiaries
                                              Consolidated Balance Sheets

                                                                                February 28,            November 30,
                                                                                    2005                    2005
                                                                            ---------------------   ---------------------
Assets                                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                               $          1,258,000    $          5,428,000
    Marketable securities                                                                      -                 168,000
    Accounts receivable                                                                1,057,000               1,653,000
    Receivable - Carpathia                                                                     -                 500,000
    Prepaid and refundable taxes                                                         222,000                  41,000
    Prepaid expenses and other current assets                                          1,405,000               3,760,000
                                                                            ---------------------   ---------------------
Total current assets                                                                   3,942,000              11,050,000

    Artifacts owned, at cost                                                           4,476,000               4,476,000
    Salvor's lien                                                                          1,000                   1,000
    Salvor-in-possession rights                                                          879,000                 879,000
    Property and equipment, net of accumulated depreciation
    of $1,976,000 and $2,236,000, respectively                                           738,000               1,694,000
    Exhibition licenses, net of amortization of $-0- and $343,790, respectively                -               3,779,000
    Other assets                                                                         728,000                 144,000

                                                                            ---------------------   ---------------------
                                                                            $         10,764,000    $         22,023,000
                                                                            =====================   =====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                $          1,660,000    $          2,490,000
    Deferred revenue                                                                   1,000,000                 300,000
    Notes payable                                                                        425,000               2,432,000
                                                                            ---------------------   ---------------------
Total current liabilities                                                              3,085,000               5,222,000

Commitments and contingencies                                                                  -                       -

Stockholders' equity:
    Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 22,299,939 and 26,062,089 shares
       at February 28, 2005 and November 30, 2005, respectively                            2,000                   3,000
    Common stock payable                                                                       -                 823,000
    Additional paid-in capital                                                        20,316,000              26,588,000
    Accumulated deficit                                                              (12,665,000)            (10,600,000)
    Accumulated other comprehensive income (loss)                                         26,000                 (13,000)
                                                                            ---------------------   ---------------------
Total stockholders' equity                                                             7,679,000              16,801,000
                                                                            ---------------------   ---------------------

                                                                            $         10,764,000    $         22,023,000
                                                                            =====================   =====================

                The accompanying notes are an integral part of the consolidated financial statements.


                                         Premier Exhibitions, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                                        (unaudited)

                                                     Three Months Ended November 30,           Nine Months Ended November 30,
                                                ----------------------------------------   ----------------------------------------
                                                       2004                 2005                  2004                 2005
                                                --------------------  ------------------   -------------------  -------------------

Revenue:
      Exhibition and related merchandise sales   $        2,346,000    $      2,650,000     $       5,045,000    $       8,539,000
      Merchandise and other                                  79,000             101,000               131,000              411,000
      Sale of coal                                            7,000              21,000                28,000               88,000
                                                --------------------  ------------------   -------------------  -------------------
Total revenue                                             2,432,000           2,772,000             5,204,000            9,038,000

Expenses:
      General and administrative                          1,243,000           1,677,000             3,294,000            4,077,000
      Depreciation and amortization                         132,000             275,000               308,000              604,000
      Exhibition costs                                      792,000             895,000             2,040,000            2,317,000
      Cost of merchandise sold                                9,000               4,000                24,000               21,000
      Cost of coal sold                                       2,000               1,000                 7,000                9,000
      Loss on sale of fixed assets                                -                   -                     -               84,000
                                                --------------------  ------------------   -------------------  -------------------
Total expenses                                            2,178,000           2,852,000             5,673,000            7,112,000

                                                --------------------  ------------------   -------------------  -------------------
Income (loss) from operations                               254,000             (80,000)             (469,000)           1,926,000

Other income and expenses:
      Interest income                                             -              33,000                 1,000               36,000
      Interest expense                                      (14,000)            (14,000)              (33,000)             (65,000)
      Other income                                                -             168,000                     -              168,000
                                                --------------------  ------------------   -------------------  -------------------
Total other income and expenses                             (14,000)            187,000               (32,000)             139,000

Income (loss) before provision for income taxes             240,000             107,000              (501,000)           2,065,000

Provision for income taxes                                        -                   -                     -                    -

Net income (loss)                                $          240,000    $        107,000     $        (501,000)   $       2,065,000
                                                ====================  ==================   ===================  ===================

Other comprehensive operations:
      Foreign currency translation                           18,000              (9,000)               18,000              (39,000)

Net income (loss) after other
 comprehensive operations                        $          258,000    $         98,000     $        (483,000)   $       2,026,000
                                                ====================  ==================   ===================  ===================

Basic income (loss) per common share             $             0.01    $           0.00     $           (0.02)   $            0.09
                                                ====================  ==================   ===================  ===================

Basic weighted average number of
      common shares outstanding                          22,299,939          24,517,620            20,818,898           23,453,426
                                                ====================  ==================   ===================  ===================

Diluted income (loss) per common share           $             0.01    $           0.00     $           (0.02)   $            0.08
                                                ====================  ==================   ===================  ===================

Diluted weighted average number of
      common shares outstanding                          22,299,939          27,824,242            20,818,898           26,760,048
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

                                                 Premier Exhibitions, Inc. and Subsidiaries
                                                   Consolidated Statements of Cash Flows
                                                               (unaudited)

                                                                                        Nine Months Ended November 30,
                                                                                   ------------------------------------------
                                                                                          2004                   2005
                                                                                   -------------------    -------------------

Cash flows from operating activities:
         Net income (loss)                                                         $         (501,000)    $        2,065,000
                                                                                   -------------------    -------------------

         Adjustments to reconcile net income (loss) to net cash provided (used)
           by operating activities:
               Depreciation and amortization                                                  308,000                604,000
               Issuance of common stock for interest expense                                    6,000                      -
               Issuance of common stock in exchange for options                               247,000                      -
               Issuance of common stock for services                                          277,000                823,000
               Issuance of compensatory stock options                                               -                127,000
               (Increase) decrease in cost of artifacts                                         3,000                 (1,000)
               Other income from default on the sale of Carpathia interest                          -               (168,000)
               Changes in operating assets and liabilities:
                  (Increase) decrease in accounts receivable                                 (724,000)              (596,000)
                  (Increase) decrease in prepaid and refundable taxes                               -                181,000
                  (Increase) decrease in prepaid expenses and other current assets             27,000             (2,355,000)
                  (Increase) decrease in other assets                                        (118,000)               584,000
                  Increase (decrease) in deferred revenue                                           -               (700,000)
                  Increase (decrease) in accounts payable and accrued liabilities             721,000                829,000
                                                                                   -------------------    -------------------
           Total adjustments                                                                  747,000               (672,000)
                                                                                   -------------------    -------------------

                                                                                   -------------------    -------------------
           Net cash provided by operating activities                                          246,000              1,393,000
                                                                                   -------------------    -------------------

Cash flows used by investing activities:
           Purchases of property and equipment                                               (955,000)            (1,216,000)
           Investment in salvor-in-possession rights                                         (747,000)                     -
           Purchase of exhibition license                                                           -             (2,082,000)
                                                                                   -------------------    -------------------
           Net cash used by investing activities                                           (1,702,000)            (3,298,000)
                                                                                   -------------------    -------------------

Cash flows from financing activities:
           Proceeds from notes payable                                                        500,000              2,425,000
           Principal payments on notes payable                                                (50,000)            (1,848,000)
           Proceeds from warrant exercise                                                           -                 69,000
           Proceeds from sale of common stock                                               1,278,000              5,468,000
                                                                                   -------------------    -------------------
           Net cash provided by financing activities                                        1,728,000              6,114,000
                                                                                   -------------------    -------------------

Effect of exchange rate changes on cash                                                             -                      -

Net increase in cash and cash equivalents                                                     272,000              4,209,000

Cash and cash equivalents at beginning of period                                              547,000              1,258,000
                                                                                   -------------------    -------------------

Effect of exchange rate changes                                                                18,000                (39,000)
                                                                                   -------------------    -------------------

Cash and cash equivalents at end of period                                         $          837,000     $        5,428,000
                                                                                   ===================    ===================

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                  $           30,000     $           30,000
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

                   Premier Exhibitions, Inc. and Subsidiaries
                   Computation of Net Income (Loss) Per Share
                                   (Unaudited)


                                                            Three months                            Nine months
                                                         ended November 30,                     ended November 30,
                                                 ------------------------------------   ------------------------------------
                                                       2004              2005                 2004              2005
                                                 ------------------------------------   ------------------------------------

                                                 ------------------------------------   ------------------------------------
Net income (loss)                                 $    240,000      $    107,000         $  (501,000)    $    2,065,000
                                                 ====================================   ====================================

Weighted average number of common                   22,299,939        24,517,620          20,818,898         23,453,426
  shares outstanding

Common equivalent shares
  representing shares issuable
  upon exercise of outstanding
  warrants and options                                       -         3,306,622                   -          3,306,622
                                                 ------------------------------------   ------------------------------------
                                                    22,299,939        27,824,242          20,818,898         26,760,048
                                                 ====================================   ====================================

 Net income (loss) per share:
    Basic                                         $       0.01      $       0.00         $     (0.02)     $        0.09
                                                 ====================================   ====================================

    Diluted                                       $       0.01      $       0.00         $     (0.02)     $        0.08
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

In March 2005, the Company, through a newly formed wholly owned subsidiary, Premier Acquisitions, Inc. ("PAI"), a Nevada corporation, acquired all the membership interests in Exhibitions International, LLC ("EI"), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company's offerings in its human anatomy educational exhibition business. The acquisition of EI was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) payment by PAI of a debt of EI in the amount of $582,000; (3) the assumption of $750,000 of debt; (4) the issuance of 200,000 shares of the Company's common stock, valued at $1.54 per share; and (5) the issuance to EI of two-year warrants to acquire 300,000 shares of the Company's common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock). The common stock underlying the warrants has piggyback registration rights.

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

On October 1, 2005, the company entered into two three-year consulting agreements for investor relations services with a firm and an individual which require monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements require the Company to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase the Company's common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $173,273 in consulting expense related to these two agreements during the nine months ended November 30, 2005. The common stock has not been issued at November 30, 2005, and is recorded as a common stock payable in the Company's financial statements. The common stock and the common stock underlying the warrants has piggyback registration rights.

4. Default on the sale of Carpathia interest

On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.'s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, the Company terminated its agreement with the Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.'s common stock. As a result of this default and the Company's subsequent termination of the agreement, the Company reversed a gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was previously recognized during our quarter ended November 30, 2005.

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

     In November 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. We reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. As part of this same transaction, we also granted Legal Access Technologies, Inc. a twenty-five year license to conduct joint exploration and salvage expeditions to the Carpathia. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to us: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.'s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, we terminated our agreement with Legal Access Technologies, Inc. In accordance with the agreement, we retained the collateral in the form of Legal Access Technologies, Inc.'s common stock. As a result of this default and our subsequent termination of the agreement, we reversed a gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was previously recognized during our quarter ended November 30, 2005.

     We realized net income of $107,000 for the quarter ended November 30, 2005 as compared to net income of $240,000 in the same prior year period. Basic income per common share for the three months ended November 30, 2005 and 2004 was $0.00. The basic weighted average shares outstanding for the quarters ended November 30, 2005 and 2004 was 24,517,620 and 22,299,939, respectively. Diluted income per common share for the quarters ended November 30, 2005 and 2004 was $0.00 and $0.01, respectively. The diluted weighted average shares outstanding for the quarters ended November 30, 2005 and 2004 was 27,824,242 and 22,299,939, respectively.


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

         We realized income of $1,926,000 from operations during the nine months ended November 30, 2005 as compared to a loss of $469,000 from operations in the same prior year period. Management attributes this increase in income from operations to higher revenues from conducting our own exhibitions, despite related increases in operating and general and administrative expenses, as well as to revenue contributions from our newest exhibitions, "Bodies Revealed" and "Bodies...The Exhibition."

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

         We realized net income of $2,065,000 for the nine months ended November 30, 2005 as compared to a net loss of $501,000 in the same prior year period. Basic income (loss) per common share for the nine months ended November 30, 2005 and 2004 was $0.09 and ($0.02), respectively. The basic weighted average shares outstanding for the nine months ended November 30, 2005 and 2004 was 23,453,426 and 20,818,898, respectively. Diluted income (loss) per common share for the nine months ended November 30, 2005 and 2004 was $0.08 and ($0.02), respectively. The diluted weighted average shares outstanding for the nine months ended November 30, 2005 and 2004 was 26,760,048 and 20,818,898,
respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1,393,000 for the nine months ended November 30, 2005 as compared to $246,000 in the nine months ended November 30, 2004. This increase primarily reflects our change in operations to directly conducting our Titanic exhibitions with museums and other parties and the increase in the number of venue locations. Also, our newest exhibitions, "Bodies...The Exhibition" and "Bodies...Revealed" have contributed to our cash provided by operating activities as we negotiate advance payments against anticipated exhibition revenues to book these exhibitions.

         For the nine months ended November 30, 2005, the total cash used in investing activities was $3,298,000, which included acquisition of property and equipment of $1,216,000 and the acquisition of exhibition licenses of $2,082,000. The increase in acquisition of property and equipment primarily consists of the purchase of additional exhibitry used in our Titanic, "Bodies...Revealed" and "Bodies...The Exhibition" exhibits. The increase in acquisition of exhibition licenses includes licenses acquired from Exhibitions International, Inc. for exclusive licensing rights to certain anatomical specimens. In addition, we have purchased multi-year license and exhibition rights for several additional separate human anatomy exhibitions.

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

         Our working capital and shareholders' equity was $5,828,000 and $16,801,000, respectively, at November 30, 2005, as compared with working capital of $857,000 and shareholders' equity of $7,679,000 at February 28, 2005. Our current ratio was 2.12 and 1.28 at November 30, 2005 and February 28, 2005, respectively.

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

     In November 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. We reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. As part of this same transaction, we also granted Legal Access Technologies, Inc. a twenty-five year license to conduct joint exploration and salvage expeditions to the Carpathia. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to us: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.'s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, we terminated our agreement with Legal Access Technologies, Inc. In accordance with the agreement, we retained the collateral in the form of Legal Access Technologies, Inc.'s common stock. As a result of this default and our subsequent termination of the agreement, we reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005.

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

         On October 1, 2005, in reliance on Section 4(2) of the Securities Act, we entered into two three-year consulting agreements for investor relations services with a firm and an individual which require us to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The common stock has not been issued at November 30, 2005, and is recorded as a common stock payable in our financial statements. The common stock and the common stock underlying the warrants has piggyback registration rights.

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

                            PREMIER EXHIBITIONS, INC.


Dated: July 31, 2006         By:  /s/ Arnie Geller
                                 ----------------
                                 Arnie Geller and President
                                 and Chief Executive Officer


                                INDEX TO EXHIBITS

Exhibit                                                                 Location
-------                                                                 --------

3.1      Amendment to Registrant's Articles of Incorporation           *

10.1     Form of Registration Rights Agreement from October
         2005 private placement                                        **

10.2     November 2005 amendment to lease for offices
         in Atlanta, Georgia.                                          ***

10.3     Revised Term Sheet between RMS Titanic, Inc. and
         Legal Access Technologies, Inc. dated November 30, 2005       ****

11.1     Statement re: computation of per share earnings               Filed herewith

31.1     Rule 13a-14(a)/15d-14(a) Certification.                       Filed herewith

32.1     Section 1350 Certification.                                   Filed herewith

* Incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 filed on January 5, 2006.

** Incorporated by reference to Exhibit 10.10 to the Registrant's Form SB-2 filed on January 5, 2006.

*** Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

**** Incorporated  by reference to Exhibit  10.3 to the  Registrant's  Quarterly
     Report on Form 10-Q for the quarter ended November 30, 2005.