Form 10-K/A
period 2006-02-28
PREMIER EXHIBITIONS, INC.
filed 2006-10-02
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended February 28, 2006 because the Company has amended its financial statements for its fiscal years ended February 28, 2006 and February 28, 2005 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.
     The restatement was made by the Company in order to more appropriately apply Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in accounting for the Company’s salvor-in-possession rights as well as certain of its exhibition licenses.
     The Company previously accounted for its salvor-in-possession rights as an asset. However, since the Company’s salvor-in-possession rights are an internally developed intangible asset, the Company has determined that under SFAS No. 142 that such asset should have been recognized by the Company as an expense when incurred.
     In addition, in accounting for exhibition licenses, the Company has recorded additional amortization in the fiscal years ended February 28, 2006 and 2005 as well as in the quarter ended May 31, 2006 for exhibition licenses acquired by the Company in April 2004. The Company had not recorded amortization on this asset because of ongoing litigation. However, the Company subsequently has determined that amortization on this asset should have been recorded over its useful life, which commenced in April 2004.
     As a result of the reclassifications set forth above, the Company has adjusted its deferred tax asset relating to its realization of net operating loss carry forward for the increased tax benefit.
     The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2005:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — February 28, 2005
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	685,000	622,000	(63,000)
Accumulated deficit	(12,665,000)	(13,607,000)	(942,000)

Consolidated Statements of Operations — for the year ended February 28, 2005
Depreciation and amortization(1)	378,000	441,000	63,000
Expedition costs(2)	—	879,000	879,000
Net income	(1,475,000)	(2,417,000)	(942,000)
Basic income (loss) per common share	(0.07)	(0.12)	(0.05)
Diluted income (loss) per common share	(0.07)	(0.12)	(0.05)

Consolidated Statements of Cash Flows — for the year ended February 28, 2005
Depreciation and amortization(1)	378,000	441,000	63,000
Increase (decrease) in prepaid expenses and other current assets(1)	(1,264,000)	(1,031,000)	233,000
Purchase of exhibition licenses(1)	—	(233,000)	(233,000)
Investment in salvor-in-possession rights(2)	879,000	—	(879,000)
Net cash provided (used) by operating activities	595,000	(51,000)	(646,000)
Net cash provided (used) by financing activities	(1,613,000)	(967,000)	646,000

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — for the year ended February 28, 2005
Net loss	(1,475,000)	(2,417,000)	(942,000)

(1) Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2) Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3) Restated to adjust the deferred tax asset relating to the Company’s realization of net operating loss carry forward for the increased tax benefit.
The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2006:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — February 28, 2006
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	3,607,000	3,475,000	(132,000)
Deferred income taxes(3)	2,100,000	2,504,000	404,000
Accumulated deficit	(7,717,000)	(8,324,000)	(607,000)

Consolidated Statements of Operations — for the year ended February 28, 2006
Depreciation and amortization(1)	911,000	980,000	69,000
Provision (benefit) for income taxes(3)	(2,100,000)	(2,504,000)	(404,000)
Net income	4,948,000	5,283,000	335,000
Basic income (loss) per common share	0.21	0.22	0.01
Diluted income (loss) per common share	0.18	0.19	0.01

Consolidated Statements of Cash Flows — for the year ended February 28, 2006
Depreciation and amortization(1)	911,000	980,000	69,000
Increase (decrease) in deferred income taxes(3)	(2,100,000)	(2,504,000)	(404,000)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — for the year ended February 28, 2006
Net Income	4,948,000	5,283,000	335,000

(1) Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2) Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3) Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.

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

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
          You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing in Items 7 and 8, respectively, of this report.
          The statements of operations data for the years ended February 28(29) 2002, 2003, 2004, 2005 and 2006, and the balance sheet data at February 28(29) 2002, 2003, 2004, 2005 and 2006 have been derived from our financial statements that have been audited by independent certified public accountants. The financial statements as of February 28, 2006, February 28, 2005 and February 29, 2004, and for each of the three years in the period ended February 28, 2006 are included in Item 8 of this report.

	Year ended February 28 (29),
	2002	2003	2004	2005	2006

	(In thousands, except per share and diluted weighted average shares)
Statement of Operations Data:

Revenue:
Continuing operations	$2,768	$2,861	$2,864	$6,857	$13,041
Discontinued operations	644	—	—	—	—

Net income (loss)
Continuing operations	(7,260)	(827)	(1,088)	(2,417)	5,283
Discounted operations	(168)	—	—	—	—
Gain on sale	644	—	—	—	—

Income (loss) per share (basic):
Continuing operations	(0.38)	(0.04)	(0.06)	(0.12)	0.22
Discontinued operations	0	0	0	0	0

Income (loss) per share (diluted):
Continuing operations	(0.38)	(0.04)	(0.06)	(0.12)	0.19
Discontinued operations	0	0	0	0	0

Diluted weighted average number of common shares outstanding	18,058,573	18,615,294	18,960,047	20,818,898	28,230,491

	At February 28 (29),
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Total Assets	$8,839	$8,399	$7,253	$9,822	$22,363
Long Term Obligations	—	—	—	—	—
Total Liabilities	1,497	1,849	1,249	3,085	2,688
Shareholders’ Equity	7,342	6,550	6,004	6,737	19,675

Selected Quarterly Financial Information
(unaudited) (In thousands, except per share data)

	Period
Fiscal Year 2006	ended	5/31/05		8/31/05	11/30/05		2/28/06

Revenue		$2,532		$3,734	$2,772		$4,003
Expenses		1,996		2,214	2,869		3,305
Loss on sale of fixed assets		84	(2)	—	—		—
Other income		—		—	168	(3)	—
Net income (loss)		438		1,486	90		3,269
Net income (loss) per share
Basic		0.02		0.06	0.00		0.14
Diluted		0.02		0.06	0.00		0.11

	Period
Fiscal Year 2005	ended	5/31/04	8/31/04	11/30/04		2/28/05

Revenue		$391	$2,381	$2,432		$1,653
Expenses		1,275	2,670	2,521		2,764
Expedition costs		—	421 (5)	326	(5)	132	(5)
Loss on sale of fixed assets		—	—	—		356	(4)
Net income (loss)		(887)	(304)	(103)		1,123
Net income (loss) per share
Basic		(.05)	(.02)	.00		(.05)
Diluted		(.05)	(.02)	.00		(.05)

(1)	During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company. This sale resulted in a total loss on the sale of fixed assets of $440,000. $84,000 of this loss was recorded during the quarter ended May 31, 2005.
(2)	On November 30, 2005, we sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, we sold Legal Access Technologies a 25-year license to conduct joint expeditions with us to the wreck of the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies was obligated to make a $100,000 payment to us on December 12, 2005 and to pay us the balance of $400,000 on February 15, 2006. In the event of default, we had the option to terminate this agreement. We reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. The payment obligations of Legal Access Technologies were secured by 1,400,000 shares of Legal Access Technologies’ common stock. Legal Access Technologies failed to make the second scheduled payment and, on April 3, 2006, we terminated our agreement with the Legal Access Technologies. In accordance with the agreement, we retained the Legal Access Technologies common stock securing the payment obligations of Legal Access Technologies. As a result of this default and our subsequent termination of the agreement, we reversed a gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was previously recognized during our quarter ended November 30, 2005.
(3)	During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company. This sale resulted in a total loss on the sale of fixed assets of $440,000. $84,000 of this loss was recorded during the quarter ended May 31, 2005. The balance of $356,000 was recorded by us during the quarter ended February 28, 2005. See footnote 2 above.
(4)	During the year ended February 28, 2005, we incurred expedition costs related to our seventh expedition to the Titanic and Titanic wrecksite. The costs aggregated $879,000, of which $421,000 was recorded during the quarter ended August 31, 2004, $326,000 was recorded during the quarter ended November 30, 2004, and $132,000 was recorded during the quarter ended February 28, 2005.
          We have declared no cash dividends. Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion and analysis below should be read together with our financial statements and the notes related to those financial statements, as well as the other financial information included in this report.
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
     Overview of Our Business
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
     The reorganization into a holding company structure was effected through the formation of Premier Exhibitions, Inc. as a wholly-owned subsidiary of RMS Titanic, Inc. and the formation of RMST MergerSub, Inc., a Florida corporation as a wholly-owned subsidiary of Premier Exhibitions, Inc. An agreement and plan of merger dated October 13, 2004 among RMS Titanic, Premier Exhibitions, and MergerSub provided for the merger of MergerSub with and into RMS Titanic, with RMS Titanic as the surviving corporation. As a result of the merger, RMS Titanic became a wholly-owned subsidiary of ours, and each outstanding share of common stock of RMS Titanic issued and outstanding immediately prior to the merger was converted into one share of our common stock. Also pursuant to the merger, each option to purchase RMS Titanic common stock was converted into an option to purchase, on the same terms and conditions, an identical number of shares of our common stock.

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
     Co-Production Agreement
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

Results of Operations
     Year Ended February 28, 2006 as Compared to Year Ended February 28, 2005
     During the fiscal year ended February 28, 2006, our revenue increased approximately 90% to $13,041,000, as compared to $6,857,000 for the year ended February 28, 2005. This increase was chiefly due to increases in exhibition revenue of approximately 93% to $12,217,000 during the year ended February 28, 2006, as compared to $6,320,000 for the year ended February 28, 2005. The increase in revenue for fiscal 2006 reflects both the increase in the number of locations of Titanic exhibitions directly managed by us and the contributions of our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions.
     We began directly managing our Titanic exhibitions during the first quarter of the fiscal year ended February 28, 2005. In our fiscal year ended February 28, 2005, we had five titanic exhibition locations compared to ten locations in our fiscal year ended February 28, 2006. This increase in the quantity of directly managed titanic exhibitions contributed approximately $1,000,000 during the fiscal year ended February 28, 2006.
     Our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed additional revenue for the year ended February 28, 2006 of approximately $4,800,000. There was no material contribution from our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during our fiscal year ended February 28, 2005.
     Our Titanic exhibitions contributed approximately 60% of our exhibition revenue while our “Bodies....The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 40% of our exhibition revenue during the year ended February 28, 2006. Approximately 95% of our exhibition revenue in the year ended February 28, 2005 was contributed by our Titanic exhibitions.
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
     During the year ended February 28, 2006, our gross profit increased approximately 177% to $10,257,000, as compared to $3,700,000 in the year ended February 28, 2005. Gross profit was 79% and 54% of revenue for the years ended February 28, 2006 and 2005, respectively. This change was principally attributable to an increase in the number locations of Titanic exhibitions directly managed by us to ten from five in the prior year as well as to contributions from our anatomical exhibitions during the year ended February 28, 2006.
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

     Our depreciation and amortization expenses increased $539,000 or 122% to $980,000 during the year ended February 28, 2006, as compared to $441,000 for the year ended February 28, 2005. The increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, in the year ended February 28, 2005 and 2006, there was amortization expense associated with the amortization of exhibition licenses of $63,000 and $585,000, respectively.
     During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss on the sale of fixed assets of $356,000 and $84,000 during the years ended February 28, 2005 and 2006, respectively.
     During the year ended February 28, 2005, we incurred expedition costs for our seventh expedition to the Titanic and Titanic wreck site in the amount of $879,000. As we have not conducted an expedition since 2004, there was no similar charge in the year ended February 28, 2006
     We realized income of $2,573,000 from operations during the year ended February 28, 2006, as compared to a loss of $2,373,000 from operations in year ended February 28, 2005. We attribute this increase in income from operations to higher revenues we generated by conducting our own exhibitions, despite related increases in general and administrative expenses, as well as to revenue contributions from our newest exhibitions, “Bodies Revealed” and “Bodies...The Exhibition.” Our loss for the year ended February 28, 2005 was primarily the result of our expedition.
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
     We recorded an income tax benefit of $2,504,000 during the year ended February 28, 2006 relating to the realizability of our net operating loss carryforwards during our current year. We realized net income of $5,283,000 for the year ended February 28, 2006 as compared to a net loss of $2,417,000 in the same prior year period. Basic income (loss) per common share for the years ended February 28, 2006 and 2005 was $0.22 and ($0.12), respectively. The basic weighted average shares outstanding for the years ended February 28, 2006 and 2005 was 24,081,186 and 20,818,898, respectively. Diluted income (loss) per common share for the years ended February 28, 2006 and 2005 was $0.19 and ($0.12), respectively. The diluted weighted average shares outstanding for the years ended February 28, 2006 and 2005 was 28,230,491 and 20,818,898, respectively.
     Year Ended February 28, 2005 as Compared To Year Ended February 29, 2004
     During our fiscal year ended February 28, 2005, our revenues increased to $6,857,000 from $2,864,000 in our fiscal year ended February 29, 2004, which we refer to as fiscal year 2004 throughout this prospectus. This increase of approximately 139% is primarily a result of an increase of $3,643,000 in our exhibition revenues. We believe that these significant increases in revenues reflect the commencement of our direct management of our Titanic exhibitions, which began during the first quarter of fiscal year 2005.
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
     During the year ended February 28, 2005, our gross profit increased approximately 2,309% to $3,157,000, as compared to $131,000 in the year ended February 29, 2004. Gross profit was 46% and 5% of revenue for the years ended February 28 (29), 2005 and 2004, respectively. This significant change was primarily the result of us managing our own Titanic exhibitions during the year ended February 28, 2005. Previously, a licensee managed our Titanic exhibitions.
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
     Our depreciation and amortization expenses increased to $441,000 from $253,000, or 74%, during fiscal year 2005 as compared to fiscal year 2004. These increases primarily reflect the acquisition of fixed assets during fiscal year 2005, including the five sets of exhibition exhibitry acquired from our former licensee, as well as additional investments made in fixed assets for our exhibitions.
     During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss on the sale of fixed assets of $356,000 during the year ended February 28, 2005.
     During the year ended February 28, 2005, we incurred expedition costs for our seventh expedition to the Titanic and Titanic wreck site in the amount of $879,000. As we have not conducted an expedition since 2004, there was no similar charge in the year ended February 28, 2006.
     Our loss from operations increased to $2,373,000 in fiscal year 2005 as compared to $1,097,000 in fiscal year 2004, an increase of approximately 116%. This increase in operating loss is primarily attributable to the losses incurred from our transition from being a licensor of Titanic artifacts to a direct operator of Titanic exhibitions and our 2004 expedition. In addition, we incurred a substantial loss on the sale of fixed assets of $356,000 during the fiscal year ended February 28, 2005 which contributed to our operating loss.
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
     Our loss from continuing operations before provision for income taxes was $2,417,000 in fiscal year 2005 as compared to a loss from continuing operations before taxes of $1,088,000 in fiscal year 2004. There was no provision for income taxes in either fiscal year. We incurred a loss of $(0.12) per share for fiscal year 2005, compared to a loss of $(.06) per share for fiscal year 2004. The weighted average common shares outstanding were 20,818,898 and 18,960,047 for fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources
     In the year ended February 28, 2006, net cash provided by operating activities was $2,130,000 resulting from net income of $5,283,000, which was adjusted by $980,000 for depreciation and amortization, $1,285,000 for non-cash common stock and warrants for issued for services, an increase in deferred income tax assets of $2,504,000, and an increase in prepaid expenses and other current assets of $2,053,000 related to reimbursable expenses primarily from our co-production partner and prepaid lease payments for our anatomical specimens.
     In the year ended February 28, 2005, net cash used by operating activities was $51,000 resulting from a net loss of $2,417,000, which was adjusted by $441,000 for depreciation and amortization, $1,569,000 for non-cash common stock exchanged for options, an increase in accounts receivables of $704,000, and an increase in prepaid expenses and other current assets of $1,031,000 primarily related to prepaid services. In addition, our deferred revenue increased $1,000,000 related to unearned license fees on our Titanic exhibitions.
     In the year ended February 29, 2004, net cash used by operating activities was $925,000 resulting from a net loss of $1,088,000, which was adjusted by $253,000 for depreciation and amortization, $434,000 for non-cash compensatory stock options, an increase in accounts receivables of $225,000, an decrease in prepaid and refundable income taxes of $290,000, and an increase in other assets of $715,000. In addition, our deferred revenue decreased $735,000 related to the earning of license fees on our Titanic exhibitions.
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at the dates indicated:

	As of February 28 (29),
(in thousands)	2004	2005	2006
Working Capital	$13	$857	$7,054
Current Ratio	1.01	1.28	3.62

     Our net working capital increased by $6,197,000 at February 28, 2006, as compared to February 28, 2005. The increase in net working capital for fiscal 2006 was primarily due to an increase in cash of $2,871,000 as a result of the completion of a private placement in October 2005, as discussed below. In addition, our prepaid expenses and other current assets increased $2,053,000 as a result of an increase in prepaid specimen lease payments and increases in our reimbursable expenses primarily associated with our anatomical exhibitions. As a result, our current ratio increased from 1.28 to 2.62 from the year ended February 28, 2005 to 2006, respectively.
     Our net working capital increased by $844,000 at February 28, 2005, as compared to February 29, 2004. The increase in net working capital for fiscal 2005 was primarily due to an increase in cash and cash equivalents of $711,000, an increase of accounts receivable of $704,000, and an increase of prepaid expenses and other current assets of $1,264,000 primarily as a result of an increase in prepaid services. In addition our current liabilities increased at February 28, 2005, as compared to February 29, 2004, primarily from an increase in deferred revenue of $1,000,000 and a shareholder note payable of $425,000. Our current ratio increased from 1.01 to 1.28 from the year ended February 28, 2004 to 2005, respectively.
     Capital expenditures in our fiscal years ended February 28 (29), 2004, 2005 and 2006 were $21,000, $964,000, and 1,774,000, respectively. 2005 and 2006 capital expenditures primarily consisted of exhibition exhibitry. Capital expenditures, primarily for additional exhibitry for our exhibitions, are expected to aggregate approximately $2,500,000 during the year ending February 28, 2007.
     For the quarter ended May 31, 2006, cash provided by financing activities was $305,000 and included repaying the entire outstanding balance due on our shareholder loan in the amount of approximately $333,000, as well as borrowings on our credit facility of approximately $334,000. We also received approximately $296,000 in cash from the exercise of options and warrants during the quarter ended May 31, 2006. Our credit facility was repaid in full in July 2006, and as of August 31, 2006 there is no outstanding balance on this facility.
     Our shareholders’ equity was $19,675,000 at February 28, 2006 as compared with $6,737,000 at February 28, 2005.
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
     In the fiscal year ended February 28, 2005, we received a shareholder loan of $500,000 that provided funding to assist us in our transition to directly managing our own exhibitions. This shareholder loan was unsecured and had a five-year term with interest at six percent over the prime rate and required quarterly payments of interest and principal. We repaid this loan in April 2006.
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
     We conducted our seventh research and recovery expedition to the Titanic wreck site in fiscal year 2005. During fiscal year 2005, we spent $879,000 on this expedition and expensed this amount as expedition costs in our financial statements.
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

Contractual Obligations
     We have a non-cancelable operating lease for the rental of each set of the specimens used in our anatomical exhibitions. The leases are payable quarterly for a term of five years with five annual options to extend.
     We have non-cancelable operating leases for office space. The leases are subject to escalation for our pro rata share of increases in real estate taxes and operating costs. During fiscal year 2005, we entered into another non-cancelable operating lease for warehouse space through December 31, 2007.
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
     The following table illustrates our contractual obligations and commitments as of February 28, 2006:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Specimen fixed rentals	$23,000,000	$4,000,000	$10,000,000	$9,000,000	—
Real estate operating lease	881,000	306,000	575,000	—	—
Contractual commitment — Clear Channel Entertainment, Inc.	500,000	500,000	—	—	—
Note payable — SAM Tour (USA), Inc.(1)	500,000	500,000	—	—	—
Note payable – shareholder(2)	350,000	350,000	—	—	—
Total	$25,231,000	$5,656,000	$10,575,000	$9,000,000	—

(1)	Repaid in full during the quarter ended August 31, 2006.

(2)	Repaid in full during the quarter ended May 31, 2006.
     On October 1, 2005, we entered into two three-year consulting agreements for investor relations services with a firm and an individual that require us to pay aggregate monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,300 for the remaining term. These agreements also require us to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $173,273 in consulting expense related to these two agreements during the year ended February 28, 2006. The common stock has not been issued at May 31, 2006, and is recorded as a common stock payable in our financial statements. The common stock and the common stock underlying the warrants have “piggyback” registration rights.

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
     Our critical accounting policies are as follows:
•	Revenue recognition;

•	Accounts receivables;

•	Accounting for income taxes;

•	Legal contingencies;

•	Property and equipment;

•	Impairment of long-lived and intangible assets; and

•	Capitalizing exhibition license costs.

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
     Our revenue may be predicated on a percentage or share of our customers’ revenue from our exhibitions. Our percentage of the ticket sales, for these exhibitions, as well as merchandise sales, are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
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
     Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in this prospectus under the heading “Legal Proceedings.” To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
     Impairment of Long-Lived Assets and Other Intangibles
     In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the assets carrying amount to determine if a write down to market value or discounted cash flows is required.
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
     We amortize our exhibition licenses on a straight-line basis over a term commencing on the effective date of the exhibition license or right in accordance with the term of the licensing arrangement.
     Accounting Policy for Capitalizing Exhibition License Costs
     Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs paid for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, we may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years.
     We evaluate the future recoverability of capitalized exhibition licenses on a quarterly basis or when events or circumstances indicate the capitalized license may not be recoverable. The recoverability of capitalized exhibition license costs is evaluated based on the expected performance of the exhibitions in which the anatomical specimens and organs are to be used. As our exhibition licenses extend for multiple exhibitions over multiple years, we also assess the recoverability of capitalized exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens and whether there are any anatomical specimen-related exhibitions planned for the future. We will expense exhibition license costs when we believe such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.
     Commencing upon the related exhibition’s debut, capitalized exhibition license costs are amortized under the contract terms. As exhibition license contracts may extend for multiple years, the amortization of capitalized exhibition license costs relating to such contracts may extend beyond one year. For exhibitions that have been opened, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual exhibition performance.
     Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected exhibition performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual exhibition revenues to date, combined with currently forecast future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs an impairment charge could result. Additionally, as noted above, as many of exhibition licenses extend for multiple products over multiple years, we also assess the recoverability of exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens, whether there are any anatomical specimen-related exhibitions planned for the future. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

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
As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated balance sheets as of February 28, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders' equity for the years ended February 28, 2006 and 2005 have been restated.
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
/s/ Kempisty & Company CPAs, P.C.
Kempisty & Company
Certified Public Accountants, P. C.
New York, New York
May 31, 2006 (Except for Notes 13, 14 and 15, which are dated October 2, 2006)

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	February 28,
	2005	2006
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents (Note 3)	$1,258,000	$4,129,000
Marketable securities (Note 3)	—	570,000
Accounts receivable	1,057,000	1,585,000
Prepaid and refundable taxes	222,000	—
Prepaid expenses and other current assets (Note 3)	1,405,000	3,458,000

Total current assets	3,942,000	9,742,000

Artifacts owned, at cost (Note 2)	4,476,000	4,476,000
Salvor’s lien (Note 2)	1,000	1,000
Property and equipment, net (Note 3)	738,000	2,033,000
Exhibition licenses, net (Note 3)	622,000	3,475,000
Deferred income taxes (Note 4)	—	2,504,000
Other assets	43,000	132,000

	$9,822,000	$22,363,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 3)	1,660,000	1,038,000
Deferred revenue	1,000,000	300,000
Notes payable	425,000	1,350,000

Total current liabilities	3,085,000	2,688,000

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 22,299,939 and 26,062,089 shares at February 28, 2005 and 2006, respectively	2,000	3,000
Common stock payable	—	920,000
Additional paid-in capital	20,316,000	27,178,000
Accumulated deficit	(13,607,000)	(8,324,000)
Accumulated other comprehensive income (loss)	26,000	(102,000)

Total stockholders’ equity	6,737,000	19,675,000

	$9,822,000	$22,363,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,
	2004	2005	2006
		(Restated)	(Restated)
Revenue:
Exhibition revenues	$2,677,000	$6,320,000	$12,217,000
Merchandise and other	119,000	507,000	722,000
Sale of coal	68,000	30,000	102,000

Total revenue	2,864,000	6,857,000	13,041,000

Cost of revenue:
Exhibition costs	—	2,891,000	2,672,000
Cost of merchandise sold	110,000	257,000	102,000
Cost of coal sold	21,000	9,000	10,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	131,000	3,157,000	2,784,000

Gross profit	2,733,000	3,700,000	10,257,000

Operating expenses:
General and administrative	3,402,000	4,397,000	6,620,000
Depreciation and amortization	253,000	441,000	980,000
Litigation settlement	175,000	—	—
Loss on sale of fixed assets	—	356,000	84,000
Expedition costs	—	879,000	—

Total operating expenses	3,830,000	6,073,000	7,684,000

Income (loss) from operations	(1,097,000)	(2,373,000)	2,573,000

Other income and expenses:
Interest income	9,000	2,000	85,000
Interest expense	—	(46,000)	(47,000)
Other income	—	—	168,000

Total other income and expenses	9,000	(44,000)	206,000

Income (loss) before provision for income taxes	(1,088,000)	(2,417,000)	2,779,000

Provision (benefit) for income taxes	—	—	(2,504,000)

Net income (loss)	$(1,088,000)	$(2,417,000)	$5,283,000

Net income (loss) per share:
Basic income (loss) per common share	$(0.06)	$(0.12)	$0.22

Diluted income (loss) per common share	$(0.06)	$(0.12)	$0.19

Shares used in basic per share calculations	18,960,047	20,818,898	24,081,186

Shares used in diluted per share calculations	18,960,047	20,818,898	28,230,491

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years ended February, 29, 2004, February 28, 2005 (Restated), and February 28, 2006 (Restated)

						Accumulated
	Common Stock		Common	Additional		Other
	Number of		Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Income (Loss)	Equity
Balance, February 28, 2003	18,675,047	$2,000	$	$16,650,000	$(10,102,000)	$—	$6,550,000

Common stock issued for services	450,000	—		108,000	—	—	108,000
Issuance of compensatory stock options	—	—		434,000	—	—	434,000
Net loss	—	—		—	(1,088,000)	—	(1,088,000)

Balance, February 29, 2004	19,125,047	$2,000	$—	$17,192,000	$(11,190,000)	$—	$6,004,000

Common stock issued for services	805,000	—		277,000	—	—	277,000
Issuance of common stock in exchange for options	900,000	—		1,569,000	—	—	1,569,000
Issuance of common stock in equity raise	1,469,892	—		1,278,000	—	—	1,278,000
Net loss	—	—		—	(2,417,000)	—	(2,417,000)
Foreign currency translation gain						26,000	26,000

Balance, February 28, 2005 (Restated)	22,299,939	$2,000	$—	$20,316,000	$(13,607,000)	$26,000	$6,737,000

Common stock issued for exercise of warrants and options	87,014	—	97,000	69,000	—	—	166,000
Common stock issued for equity investment	300,000	—		500,000	—	—	500,000
Common stock and warrants issued for acquisition	200,000	—		608,000	—	—	608,000
Common Stock issued in exchange for surrender of warrants	200,000	—		—	—	—	—
Common Stock and warrants issued for private placement	2,975,136	—		4,968,000	—	—	4,968,000
Issuance of employee stock options	—	—		256,000	—	—	256,000
Issuance of consulting warrants	—	—		462,000	—	—	462,000
Issuance of consulting stock for services		—	823,000	—	—	—	823,000
Net income	—	—		—	5,283,000	—	5,283,000

Other comprehensive loss:							—
Unrealized loss on marketable securities	—	—	—	—	—	(98,000)	(98,000)
Foreign currency translation loss	—	—	—	—	—	(30,000)	(30,000)

Total other comprehensive loss	—	—	—	—	—	(128,000)	(128,000)

Balance, February 28, 2006 (Restated)	26,062,089	$3,000	$920,000	$27,179,000	$(8,324,000)	$(102,000)	$19,675,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,
	2004	2005	2006
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,088,000)	$(2,417,000)	$5,283,000

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	253,000	441,000	980,000
Issuance of common stock for interest expense	—	6,000	—
Issuance of common stock in exchange for options	—	1,569,000	—
Issuance of common stock and warrants for services	108,000	277,000	1,285,000
Issuance of compensatory stock options	434,000	—	256,000
(Increase) decrease in cost of artifacts	—	3,000	(1,000)
Loss on disposal of fixed assets	—	356,000	84,000
Other income from default on sale of Carpathia	—	—	(168,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(225,000)	(704,000)	(528,000)
(Increase) decrease in deferred income taxes	—	—	(2,504,000)
(Increase) decrease in prepaid and refundable taxes	290,000	(1,000)	222,000
(Increase) decrease in prepaid expenses and other current assets	618,000	(1,031,000)	(2,053,000)
(Increase) decrease in other assets	(715,000)	39,000	596,000
Increase (decrease) in deferred revenue	(735,000)	1,000,000	(700,000)
Increase (decrease) in accounts payable and accrued liabilities	135,000	411,000	(622,000)

Total adjustments	163,000	2,366,000	(3,153,000)

Net cash provided by operating activities	(925,000)	(51,000)	2,130,000

Cash flows used by investing activities:
Purchases of property and equipment	(21,000)	(964,000)	(1,774,000)
Purchase of exhibition licenses	(452,000)	(233,000)	(2,082,000)
Proceeds from sale of fixed assets	—	230,000	—
Purchase of certificate of deposit	—	—	(500,000)

Net cash used by investing activities	(473,000)	(967,000)	(4,356,000)

Cash flows from financing activities:
Proceeds from notes payable	—	500,000	2,425,000
Principal payments on notes payable	—	(75,000)	(2,932,000)
Proceeds from option and warrant exercises	—	—	166,000
Proceeds from sale of common stock	—	1,278,000	5,468,000

Net cash provided by financing activities	—	1,703,000	5,127,000

Effects of exchange rate changes on cash and cash equivalents	—	26,000	(30,000)

Net increase (decrease) in cash and cash equivalents	(1,398,000)	711,000	2,871,000
Cash and cash equivalents at beginning of year	1,945,000	547,000	1,258,000

Cash and cash equivalents at end of year	$547,000	$1,258,000	$4,129,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$40,000	$39,000

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
     The Company was formed in 1987 for the purposes of exploring the wreck and surrounding oceanic area of the vessel the Titanic; obtaining oceanic material and scientific data available in various forms, including still and moving photography and artifacts (together “Artifacts”) from the wreck site, and utilizing such data and Artifacts in revenue-producing activities such as touring exhibitions, television programs and the sale of still photography. The Company also earns revenue from the sale of coal and Titanic-related products.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company was declared salvor-in-possession of the Titanic pursuant to a judgment entered in the Federal District Court for the Eastern District of Virginia. On April 12, 2002, the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) affirmed two orders of the United States District Court for the Eastern District of Virginia, Norfolk Division. R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel..., 2002 U.S. App. LEXIS 6799 (4th Cir. 2002). Dated September 26, 2001 and October 19, 2001, these orders restricted the sale of Artifacts recovered by the Company from the Titianic wreck site. In rendering its opinion, the Fourth Circuit reviewed and declared ambiguous the June 7, 1994 order of the District Court that had awarded ownership to the Company of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future by the Company so long as the Company remained salvor-in-possession of the Titanic. Having found the June 7, 1994 order ambiguous, the Fourth Circuit reinterpreted the order to convey only possession, not title, pending determination of a salvage award.
     As a consequence of the Fourth Circuit’s decision, the Company reviewed the carrying cost of Artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions, as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142- Impairment of Long-Lived Assets and SFAS No. 121- The Valuation of Non-Goodwill Intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit’s ruling that removed ownership of certain Artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the Titanic wreck site, except for 1,800 Artifacts recovered in the Company’s 1987 expedition to the titanic. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the salvor’s lien that the Fourth Circuit Court acknowledged the Company was entitled to under its salvor-in-possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor’s award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvors in securing the property from the impending peril; (5) the value of the property saved and (6) the degree of danger from which the property was rescued. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor’s lien.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Accounts receivable are customer obligations due under normal trade terms. The Company uses the allowance method to account for uncollectible accounts receivable. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. The Company’s bad debt expense and allowance for doubtful accounts for its fiscal years ended February 28, 2005 and 2006, and for the quarter ended May 31, 2006, was $0 in each such period. The Company’s policy is to write-off as uncollectible amounts not collected within 120 days, unless legal proceedings have been implemented to attempt to collect such amounts. In certain circumstances, and depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables.
     Prepaid expenses consist of prepaid consulting and services that are amortized over the term of the agreements, prepaid lease payments that are expensed when earned, and reimbursable expenses that are capitalized and recovered from each venue or our co-production partner.
     Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs paid for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years.
     The Company evaluates the future recoverability of capitalized exhibition licenses on a quarterly basis or when events or circumstances indicate the capitalized license may not be recoverable. The recoverability of capitalized exhibition license costs is evaluated based on the expected performance of the exhibitions in which the anatomical specimens and organs are to be used. As the Company’s exhibition licenses extend for multiple exhibitions over multiple years, the Company also assesses the recoverability of capitalized exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens and whether there are any anatomical specimen-related exhibitions planned for the future. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.
     Commencing upon the related exhibition’s debut, capitalized exhibition license costs are amortized under the contract terms. As exhibition license contracts may extend for multiple years, the amortization of capitalized exhibition license costs relating to such contracts may extend beyond one year. For exhibitions that have been opened, the Company evaluates the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual exhibition performance.
     Significant judgments and estimates are utilized by Company management in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected exhibition performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual exhibition revenues, combined with currently forecast future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs an impairment charge could result. Additionally, as noted above, as many of exhibition licenses extend for multiple products over multiple years, the Company also assesses the recoverability of exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens and whether there are any anatomical specimen-related exhibitions planned for the future. Material differences may result in the amount and timing of charges for any period if Company management makes different judgments or utilizes different estimates in evaluating these qualitative factors.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and nonvested share awards. The computation of dilutive shares outstanding excludes the out-of-the-money non-qualified stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share). The exercise prices of all of the Company’s outstanding options and warrants are less than the market value of the common stock underlying such securities. As a result, the Company has not excluded any securities in calculating its earnings per share because such securities would be antidilutive.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, including guidance related to valuation methods; the classifications of compensation expense; non-GAAP financial measures; the accounting for income tax effects of share-based payment arrangements; disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operation subsequent to the adoption of SFAS No. 123(R); and modifications of options prior to the adoption of SFAS No. 123(R).
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Artifacts, at cost, consists of the following:

	February 28, 2005	February 28, 2006

Artifacts recovered, Titanic	$3,102,000	$3,102,000
Artifacts, Carpathia	1,374,000	1,374,000

	$4,476,000	$4,476,000
     On April 12, 2002, the United States Court of Appeals for the Fourth Circuit reinterpreted the June 7, 1994 order that had awarded ownership of the Artifacts to the Company to convey only possession, not title, pending determination of a salvage award.
     As a consequence of the Fourth Circuit’s decision, the Company reviewed the carrying cost of Artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the Artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of “SFAS 142” — Impairment of Long-Lived Assets and “SFAS 121,” The Valuation of Non-Goodwill Intangibles, it was determined that an impairment of realizable values had occurred because of the Fourth Circuit’s ruling that removed ownership of certain Artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the Titanic wreck site except for those 1,800 Artifacts recovered in the 1987 expedition. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the salvor’s lien that the Fourth Circuit Court acknowledged the Company was entitled to under its salvor-in-possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor’s award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvors in securing the property from the impending peril; (5) the value of the property saved and (6) the degree of danger from which the property was rescued. Therefore an impairment charge of an amount

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor’s lien.
     In May 2001, the Company acquired ownership of the wreck of the RMS Carpathia. To-date the Company has not undertaken any expeditions to the Carpathia and it has not recovered artifacts from the wreck of the Carpathia. The Company evaluates and reviews the wreck’s impairment in compliance with the requirements of “SFAS 142,” Impairment of Long-Lived Assets and SFAS 121- The Valuation of Non-Goodwill Intangibles.” The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset is less than the carrying amount of the asset. No such events have occurred with regard to the Carpathia. The Company at present has no definitive plans to conduct an expedition to the Carpathia.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Balance Sheet Details
The composition cash, cash equivalents, and available-for-sale marketable securities is as follows:

	February 28, 2005	February 28, 2006

Cash	$1,258,000	$729,000
Money market mutual funds	—	3,400,000

Total	$1,258,000	$4,129,000

Certificate of deposit	—	500,000
Securities	—	70,000

Total	$—	$570,000
The composition of prepaid expenses and other current assets is as follows:

	February 28, 2005	February 28, 2006

Deposits	$5,000	$6,000
Prepaid insurance	118,000	38,000
Prepaid commissions	60,000	60,000
Reimbursable expenses — exhibitions (1)	109,000	1,165,000
Prepaid lease payments	—	921,000
Prepaid services	1,079,000	1,242,000
Deferred financing costs	34,000	26,000

Total	$1,405,000	$3,458,000
The composition of property and equipment, which is stated at cost, is as follows:

	February 28, 2005	February 28, 2006

Exhibitry equipment	$2,323,000	$3,955,000
Office equipment	227,000	276,000
Furniture and fixtures	164,000	173,000

	2,714,000	4,404,000
Less accumulated depreciation	1,976,000	2,371,000

Total	$738,000	$2,033,000

(1)	Reimbursable expenses – exhibitions are primarily costs incurred by the Company for the installation of exhibitions that are reimbursed from either a museum or a co-production partner. The nature of these installation costs include travel related expenses for the installation crew, labor, materials, artifact and specimen freight costs and other costs related to opening an exhibition. These costs are normally reimbursed within 45 to 60 days of opening of an exhibition.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On January 21, 2005, the Company sold the SV Explorer, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Denmark company which resulted in a loss of $440,000 during the years ended February 28, 2005 and 2006.
The composition of exhibition licenses is as follows:

	February 28, 2005	February 28, 2006

Exhibition License (April 2004)	$685,000	$685,000
Exhibition License (May 2005)	—	3,438,000

	685,000	4,123,000
Less accumulated amortization	63,000	648,000

Total	$622,000	$3,475,000

     In April 2004, the Company entered into an exhibition tour agreement to license the rights to exhibit certain anatomical specimens owned by Exhibit Human: The Wonders Within, Inc. The licensed specimens are currently in the Company’s possession and are being exhibited in one of its exhibitions. The Company advanced $685,000 in cash to the licensor under the license and exhibition tour agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years (the original term of this license is five years with automatic extensions for an additional five years at the Company's option, which extensions do not require payment of any additional consideration by the Company). The useful life of the April 2004 agreement coincides with the term of the agreement.
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
     The useful life of the May 2005 exhibition license coincides with the term of the agreement pursuant to which the Company was granted both exclusive rights to present plastinated human body specimen exhibitions obtained from Dalian Medical University Plastination Co. LTD, in the United States, Canada, and South America, as well as non-exclusive rights to present exhibitions in Western Europe. The term of the agreement is for a period of five years from the opening of the Company’s first exhibition utilizing the specimens subject to the license. The Company has therefore determined that a useful life of five years for this license is appropriate.
     Based on the current amounts of exhibition licenses subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2007, 2008, 2009, 2010 - $688,000; 2011 – $171,000.
     The composition of accounts payable and accrued liabilities is as follows:

	February 28, 2005	February 28, 2006

Professional and consulting fees payable	$1,231,000	$280,000
Settlement accruals	107,000	599,000
Other	322,000	159,000

	$1,660,000	$1,038,000

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Income Taxes
     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

	Year Ended February 28 (29),
	2004	2005	2006

Current:
Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State and local net of federal deferred	(6.0)%	(6.0)%	6.0%
Net operating loss carry-forward	40.0%	40.0%	(40.0)%
Reverse of valuation allowance	0.0%	0.0%	(74.0)%

Effective income tax rate	0.0%	0.0%	(74.0%)
The net deferred income tax asset consists of the following:

	Year Ended February 28,
	2005	2006

Net operating loss carry-forward	$2,800,000	$2,504,000
Deferred tax asset — expenses not currently deductible	—	—
Valuation allowance for doubtful tax assets	(2,800,000)	—

	$—	$2,504,000
     The net operating loss carry-forwards of approximately $5,842,000 expire in varying amounts from 2021 to 2027. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has reversed valuation allowance against net deferred tax assets. The change in the valuation allowance for the year ending February 28, 2006 was a reduction of $2,800,000.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended February 28 (29),
	2004	2005	2006

		(Restated)	(Restated)
Numerator:
Net income (loss)	$(1,088,000)	$(2,417,000)	$5,283,000
Denominator:
Basic weighted-average shares outstanding	18,960,047	20,818,898	24,081,186
Effect of dilutive stock options & warrants	—	—	4,149,305

Diluted weighted-average shares outstanding	18,960,047	20,818,898	28,230,491

Net income (loss) per share:
Basic	$(0.06)	$(0.12)	$0.22

Diluted	$(0.06)	$(0.12)	$0.19

Other Comprehensive (Loss) Income
The composition of accumulated other comprehensive (loss) income, net of related taxes are as follows:

	February 28, 2005	February 28, 2006

Foreign currency translation adjustments	$26,000	$(30,000)
Unrealized loss on marketable securities	—	(98,000)

	$26,000	$(128,000)
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On October 16, 2005 the Company’s Board of Directors adopted resolutions to: (i) amend the 2000 Stock Option Plan to reduce the number of authorized but unissued options available for issuance under the 2000 Plan by 1,370,000; and (ii) amend the 2004 Plan to reduce the number of authorized but unissued options available for issuance under the 2004 Plan by 1,030,000. The net effect of these resolutions will be to reduce the aggregate available authorized but unissued options available under the Company’s shareholder approved stock option plans by 2,400,000.
The following table summarizes activity under the Company’s equity incentive plans for the years February 29, 2004, February 28, 2005, and February 28, 2006:

	February 29,		February 28,		February 28,
	2004		2005		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Unexercised	Exercise	Unexercised	Exercise	Unexercised	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	3,750,000	$1.24	4,450,000	$0.89	2,350,000	$0.36
Granted	950,000	0.31	700,000	1.64	1,503,846	2.04
Exercised			—	—	(224,174)	0.73
Cancelled	(250,000)	4.00	(2,800,000)	1.90	(83,000)	0.32

Outstanding at end of year	4,450,000	$0.89	2,350,000	$0.36	3,546,672	$1.05

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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. The Company was required to adopt FAS 123R by March 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company early adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method requiring it to recognize expense related to the fair value of our stock-based compensation awards during Fiscal 2005. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.
     The Company has historically used, and continues to use, the Black-Scholes option-pricing model to estimate the fair value of stock options granted. This model assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term.
     The Company used the following weighted-average assumptions under the Black-Scholes model for its fiscal years ended February 28 (29), 2004, 2005 and 2006:

	2004	2005	2006
Dividend yield:	0%	0%	0%
Expected volatility:	100%	100%	100%
Risk-free interest rate:	4.75%	4.75%	4.75%
Expected lives:	7.07	6.07	8.00
     The Company based its risk-free interest rate assumption on the U.S. Treasury yield curve in effect at the time of the grant. The Company has historically not declared dividends and does not intend to do so in the future. As such, the Company assumed the dividend yield would be zero in its model.
     The Company accounts for all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured. The Company uses the Black-Scholes option-pricing model to determine the fair value of any options, warrants or similar equity instruments issued by the Company.
     Total compensation expense for the Company’s employee stock options, included in “general and administrative expense” on the Company’s Statement of Operations was approximately $450,000 and $256,000 during the years ended February 28, 2005 and 2006, respectively. Unamortized employee stock option expense totaled approximately $4,600,000 at May 31, 2006 and the Company will amortize this expense through the fourth quarter of fiscal 2011, when the last presently issued option has fully vested.
     Total compensation expense for employee stock options, included in “general and administrative expense” on the Company’s Statement of Operations was $412,000 for the quarter ended May 31, 2006. The Company expects to record approximately $412,000 in compensation expense included in “general and administrative expense” per quarter for the remainder of fiscal 2007 and related to employee stock option arrangements.
     The Company recognized a 100% valuation allowance against deferred tax assets relating to the exercise of employee stock options during the years ended February 28, 2005 and 2006, and during the quarter ended May 31, 2006.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On May 16, 2006, the Company was served with a lawsuit styled as Stefano Arts v. Exhibitions International, LLC, et al, now pending in state court in Fulton County, Georgia. The plaintiff alleges that the Company breached a contract with it and that the Company tortuously interfered with a separate contract entered into between it and a third-party. The plaintiff seeks a percentage of profits earned from the Company's “Bodies...The Exhibition” presentation in Tampa. While the Company cannot predict the outcome of the case, the Company believes the lawsuit is frivolous and the Company intends to aggressively defend itself at trial.
     On August 22, 2006 the Company filed an action entitled RMS Titanic, Inc. v Georgette Allthinos, International Advantage Inc. and Renaissance Entertainment, EPE in the Circut Court of the State of Florida for Hillsborough County, in which the Company alleges damages stemming from the defendants failure to compensate the Company for moneys due to the Company under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company has alleged breach of contract, fraud, conversion, and breach of fiduciary duty in the complaint. None of the defendants has yet been served and the Company cannot predict the outcome of the case.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Pursuant to the Company's acquisition of Exhibits International, LLC in March 2005 the Company assumed pursuant to a Note $750,000 of indebtedness, of which $250,000 was repaid during the fiscal year ended February 28, 2006. As of February 28, 2006, the Company owned $500,000 under such note. $250,000 of such amount became due on May 31, 2006 and $250,000 will become due on November 30, 2006. The Note does not bear interest except that if a default should occur the interest rate will be 10% per annum.
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
     The Company is re-paying the $2,425,000 promissory note in tranches as it opens new exhibitions. Each new “Bodies...The Exhibition” or “Bodies Revealed” exhibition opened reduces the outstanding principal amount of the promissory note by between $425,000 and $500,000. The following summary shows the amounts paid under the promissory note for each exhibition opened:

Exhibition Location	Amount Paid	Repayment Date
Tampa:	$425,000	August 18, 2005
New York:	$500,000	November 19, 2005
Atlanta:	$500,000	February 28, 2006
Mexico City, Mexico	$500,000	February 28, 2006

Total:	$1,925,000
     As of February 28, 2006, the Company owed $500,000 under the promissory note.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the above-described credit facility, the Company has also granted Bank of America a senior security interest in all of the Company’s property pursuant to a commercial security agreement up to the amount advanced on the facility. In addition, in order to facilitate the Company’s establishment of the credit facility, Sam Tour (USA), Inc., a secured lender of the Company, has agreed pursuant to a UCC lien subordination agreement that any security interest, lien or right it has or may have with respect to the Company’s property is subordinate to the security interest granted by the Company in favor of Bank of America.
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
     On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President – Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. The amendment extends the term of employment agreement for an additional three years from January 27, 2006, the effective date of the Amendment.
Lease Arrangements
     The Company has a non-cancelable operating lease for the rental of each set of its specimens used in its exhibitions. The leases are payable quarterly for a term of five-years with five annual options to extend.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Quarterly Financial Data (Unaudited)

	Quarter Ended
	As Originally			As Originally			As Originally			As Originally
	Reported	As Restated		Reported	As Restated		Reported	As Restated		Reported	As Restated

	May 31,	May 31,		August 31,	August 31,		November 30,	November 30,		February 28,	February 28,
Fiscal 2006	2005	2005		2005	2005		2005	2005		2006	2006

Revenues	$2,532,000	$2,532,000		$3,734,000	$3,734,000		$2,772,000	$2,772,000		$4,003,000	$4,003,000
Expenses	2,064,000	1,996,000	(1)	2,197,000	2,214,000	(1)	2,852,000	2,869,000	(1)(4)	3,287,000	3,305,000	(1)
Net income	455,000	438,000	(1)	1,503,000	1,486,000	(1)	423,000	90,000	(1)(4)	2,883,000	3,269,000	(1)
Basic income per common share	0.02	0.02		0.07	0.06	(1)	0.02	0.00	(1)(4)	0.11	0.14	(1)(3)
Diluted income per common share	0.02	0.02		0.06	0.06		0.02	0.00	(1)(4)	0.10	0.11	(1)(3)

	Quarter Ended
	As Originally			As Originally			As Originally			As Originally
	Reported	As Restated		Reported	As Restated		Reported	As Restated		Reported	As Restated

	May 31,	May 31,		August 31,	August 31,		November 30,	November 30,		February 28,	February 28,
Fiscal 2005	2004	2004		2004	2004		2004	2004		2005	2005

Revenues	$391,000	$391,000		$2,381,000	$2,381,000		$2,432,000	$2,432,000		$1,653,000	$1,653,000
Expenses	1,263,000	1,275,000	(1)	2,232,000	2,670,000	(1)(2)	2,178,000	2,521,000	(1)(2)	2,263,000	2,764,000	(1)(2)
Net income (loss)	(875,000)	(887,000	)(1)	134,000	(304,000	)(1)(2)	240,000	(103,000	)(1)(2)	(974,000)	(1,123,000	)(1)(2)
Basic income (loss) per common share	(0.05)	(0.05)		0.01	(0.02	)(1)(2)	0.01	0.00	(1)(2)	(0.04)	(0.05	)(1)(2)
Diluted income (loss) per common share	(0.05)	(0.05)		0.01	(0.02	)(1)(2)	0.01	0.00	(1)(2)	(0.04)	(0.05	)(1)(2)
(1)	Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2)	Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3)	Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.
(4)	On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, the Company terminated its agreement with the Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and the Company’s subsequent termination of the agreement, the Company reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during our quarter ended November 30, 2005.
Note 14. Subsequent Events
     On March 14, 2006, the Company executed an employment agreement with its Vice President and Chief Legal Counsel. The employment agreement is for a three-year term and provides for an annual base salary of $173,250 per year.
     On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President – Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. The amendment extends the term of employment agreement for an additional three years from January 27, 2006, the effective date of the Amendment.
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
     On April 12, 2006, the Compensation Committee of the Board of Directors of the Company approved the extension of the Employment Agreement of the Company’s President and Chief Executive Officer for an additional two-year period expiring February 4, 2011.
     On April 12, 2006, the Compensation Committee of the Board of Directors granted and subsequently rescinded an extension of the term of options previously issued to the estate of its former Chief Financial Officer under the 2000 and 2004 employee stock option plans. This extension was not required since the estate intends on exercising these options before expiration.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Restated Financial Statements
     The Company has amended its financial statements for its fiscal years ended February 28, 2006 and February 28, 2005 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.
     The restatement was made by the Company in order to more appropriately apply Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in accounting for the Company’s salvor-in-possession rights as well as certain of its exhibition licenses.
     The Company previously accounted for its salvor-in-possession rights as an asset. However, since the Company’s salvor-in-possession rights are an internally developed intangible asset, the Company has determined that under SFAS No. 142 that such asset should have been recognized by the Company as an expense when incurred.
     In addition, in accounting for exhibition licenses, the Company has recorded additional amortization in the fiscal years ended February 28, 2006 and 2005 as well as in the quarter ended May 31, 2006 for exhibition licenses acquired by the Company in April 2004. The Company had not recorded amortization on this asset because of ongoing litigation. However, the Company subsequently has determined that amortization on this asset should have been recorded over its useful life, which commenced in April 2004.
     As a result of the reclassifications set forth above, the Company has adjusted its deferred tax asset relating to its realization of net operating loss carry forward for the increased tax benefit.
     The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2005:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — February 28, 2005
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	685,000	622,000	(63,000)
Accumulated deficit	(12,665,000)	(13,607,000)	(942,000)

Consolidated Statements of Operations — for the year ended February 28, 2005
Depreciation and amortization(1)	378,000	441,000	63,000
Expedition costs(2)	—	879,000	879,000
Net income	(1,475,000)	(2,417,000)	(942,000)
Basic income (loss) per common share	(0.07)	(0.12)	(0.05)
Diluted income (loss) per common share	(0.07)	(0.12)	(0.05)

Consolidated Statements of Cash Flows — for the year ended February 28, 2005
Depreciation and amortization(1)	378,000	441,000	63,000
Increase (decrease) in prepaid expenses and other current assets(1)	(1,264,000)	(1,031,000)	233,000
Purchase of exhibition licenses(1)	—	(233,000)	(233,000)
Investment in salvor-in-possession rights(2)	879,000	—	(879,000)
Net cash provided (used) by operating activities	595,000	(51,000)	(646,000)
Net cash provided (used) by financing activities	(1,613,000)	(967,000)	646,000

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — for the year ended February 28, 2005
Net loss	(1,475,000)	(2,417,000)	(942,000)

(1) Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2) Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3) Restated to adjust the deferred tax asset relating to the Company’s realization of net operating loss carry forward for the increased tax benefit.
The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2006:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — February 28, 2006
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	3,607,000	3,475,000	(132,000)
Deferred income taxes(3)	2,100,000	2,504,000	404,000
Accumulated deficit	(7,717,000)	(8,324,000)	(607,000)

Consolidated Statements of Operations — for the year ended February 28, 2006
Depreciation and amortization(1)	911,000	980,000	69,000
Provision (benefit) for income taxes(3)	(2,100,000)	(2,504,000)	(404,000)
Net income	4,948,000	5,283,000	335,000
Basic income (loss) per common share	0.21	0.22	0.01
Diluted income (loss) per common share	0.18	0.19	0.01

Consolidated Statements of Cash Flows — for the year ended February 28, 2006
Depreciation and amortization(1)	911,000	980,000	69,000
Increase (decrease) in deferred income taxes(3)	(2,100,000)	(2,504,000)	(404,000)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — for the year ended February 28, 2006
Net Income	4,948,000	5,283,000	335,000

(1) Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2) Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3) Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as part of this report:
(a) Financial Statements.
      The following financial statements of the Company are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at February 29, 2005 and February 28, 2006 (Restated)

Consolidated Statements of Operations for the years ended February 28(29), 2004, 2005 (Restated) and 2006 (Restated)

Consolidated Statements of Stockholders’ Equity for the years ended February 28(29), 2004, 2005 (Restated) and 2006 (Restated)

Consolidated Statements of Cash Flows for the years ended February 28(29), 2004 (Restated) , 2005 (Restated) and 2006 (Restated)

Notes to Consolidated Financial Statements

SIGNATURES
      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By: /s/ Arnie Geller Arnie Geller, President and Chief Executive Officer	October 2, 2006
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:

/s/ Arnie Geller Arnie Geller, President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	October 2, 2006

/s/ Stephen Couture Stephen Couture, Vice President and Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)	October 2, 2006

/s/ N. Nick Cretan N. Nick Cretan, Director	October 2, 2006

/s/ Doug Banker Doug Banker, Director	October 2, 2006

/s/ Alan Reed Alan Reed, Director	October 2, 2006