Form 10-Q/A
period 2006-05-31
PREMIER EXHIBITIONS, INC.
filed 2006-10-02
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 because the Company has amended its financial statements for its fiscal years ended February 28, 2006 and February 28, 2005 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Additionally, the Company has amended its financial statements for its quarter ended May 31, 2006 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, and cash flows for the quarter then ended.
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
     The table below reconciles the amounts previously reported by the Company to the restated amounts for the quarter ended May 31, 2006:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — May 31, 2006
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	3,435,000	3,286,000	(149,000)
Deferred income taxes(3)	1,384,000	1,795,000	411,000
Accumulated deficit	(6,643,000)	(7,260,000)	(617,000)

Consolidated Statements of Operations — for the year ended May 31, 2006
Depreciation and amortization(1)	330,000	347,000	17,000
Provision (benefit) for income taxes(3)	716,000	709,000	(7,000)
Net income	1,074,000	1,064,000	(10,000)
Diluted income (loss) per common share	0.04	0.03	(0.01)

Consolidated Statements of Cash Flows — for the year ended May 31, 2006
Depreciation and amortization(1)	330,000	347,000	17,000
Increase (decrease) in deferred income taxes(3)	716,000	709,000	(7,000)
EX-31.1
EX-31.2
EX-32.1

(1) Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.
(2) Restated to record internally developed salvor-in-possession rights as an expense when incurred.
(3) Restated to adjust the deferred tax asset relating to the Company’s realization of net operating loss carry forward for the increased tax benefit.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
        The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this report were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2006, as amended.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2006	2006
	(Restated)	(unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$4,129,000	$2,465,000
Marketable securities	570,000	528,000
Accounts receivable	1,585,000	4,559,000
Prepaid expenses and other current assets	3,458,000	4,264,000

Total current assets	9,742,000	11,816,000

Artifacts owned, at cost	4,476,000	4,476,000
Salvor’s lien	1,000	1,000
Property and equipment, net	2,033,000	2,945,000
Exhibition licenses, net	3,475,000	3,286,000
Deferred income taxes	2,504,000	1,795,000
Other assets	132,000	111,000

	$22,363,000	$24,430,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,038,000	1,660,000
Deferred revenue	300,000	—
Notes payable	1,350,000	1,358,000

Total current liabilities	2,688,000	3,018,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 26,062,089 and 26,778,728 shares at February 28, 2006 and May 31, 2006, respectively	3,000	3,000
Common stock payable	920,000	14,000
Additional paid-in capital	27,178,000	28,793,000
Accumulated deficit	(8,324,000)	(7,260,000)
Accumulated other comprehensive income (loss)	(102,000)	(138,000)

Total shareholders’ equity	19,675,000	21,412,000

	$22,363,000	$24,430,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,
	2005	2006

	(Restated)	(Restated)
Revenue:
Exhibition revenues	$2,393,000	$5,460,000
Merchandise and other	92,000	328,000
Sale of coal	47,000	36,000

Total revenue	2,532,000	5,824,000

Cost of revenue:
Exhibition costs	796,000	1,105,000
Cost of merchandise sold	12,000	56,000
Cost of coal sold	7,000	4,000

Total cost of revenue (exclusive of depreciation shown separately below)	815,000	1,165,000

Gross profit	1,717,000	4,659,000

Operating expenses:
General and administrative	1,091,000	2,198,000
Depreciation and amortization	91,000	347,000
Litigation settlement	—	350,000
Loss on sale of fixed assets	84,000	—

Total operating expenses	1,266,000	2,895,000

Income from operations	451,000	1,764,000

Other income and expenses:
Interest income	4,000	32,000
Interest expense	(17,000)	(34,000)
Other income	—	11,000

Total other income and expenses	(13,000)	9,000

Income before provision for income taxes	438,000	1,773,000

Provision (benefit) for income taxes	—	709,000

Net income	$438,000	$1,064,000

Net income per share:
Basic income per common share	$0.02	$0.04

Diluted income per common share	$0.02	$0.03

Shares used in basic per share calculations	22,299,939	26,344,856

Shares used in diluted per share calculations	24,949,939	30,465,215

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2005	2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$438,000	$1,064,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	91,000	347,000
Issuance of compensatory stock options	—	412,000
(Increase) decrease in cost of artifacts	(1,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	352,000	(2,974,000)
(Increase) decrease in deferred income taxes	—	709,000
(Increase) decrease in prepaid expenses and other current assets	329,000	(806,000)
(Increase) decrease in other assets	605,000	21,000
Increase (decrease) in deferred revenue	(425,000)	(300,000)
Increase (decrease) in accounts payable and accrued liabilities	(377,000)	622,000

Total adjustments	574,000	(1,969,000)

Net cash provided (used) by operating activities	1,012,000	(905,000)

Cash flows used by investing activities:
Purchases of property and equipment	(303,000)	(1,070,000)
Purchase of exhibition licenses	(2,246,000)	—

Net cash used by investing activities	(2,549,000)	(1,070,000)

Cash flows from financing activities:
Proceeds from notes payable	2,425,000	342,000
Principal payments on notes payable	—	(333,000)
Proceeds from option and warrant exercises	64,000	296,000
Proceeds from sale of common stock	500,000	—

Net cash provided by financing activities	2,989,000	305,000

Effects of exchange rate changes on cash and cash equivalents	—	6,000

Net increase (decrease) in cash and cash equivalents	1,452,000	(1,664,000)
Cash and cash equivalents at beginning of period	1,258,000	4,129,000

Cash and cash equivalents at end of period	$2,710,000	$2,465,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,000	$10,000

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended February 28, 2006.
     Certain amounts in prior year’s balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current year presentation.
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. The exercise prices of all of the Company’s outstanding options and warrants are less than the market value of the common stock underlying such securities. As a result, the Company has not excluded any securities in calculating its earnings per share because such securities would be anti-dilutive. For the three months ended May 31, 2006 and 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the period.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Premier Exhibitions, Inc. and Subsidiaries
Computation of Net Income Per Share

	Three Months Ended May 31,
	2005	2006

	(Restated)	(Restated)
Numerator:
Net income	$438,000	$1,064,000
Denominator:
Basic weighted-average shares outstanding	22,299,939	26,344,856
Effect of dilutive stock options & warrants	2,650,000	4,120,359

Diluted weighted-average shares outstanding	24,949,939	30,465,215

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.03

3. Equity Transactions
     During the three months ended May 31, 2006, the Company issued 400,000 employee stock options in connection with the Company’s Chief Executive Officer’s amended employment agreement. These options will be issued under the amended 2004 Stock Option Plan that the board of directors intends to finalize at the conclusion of the Company’s 2006 Annual Meeting of Shareholders on August 18, 2006. These options have exercise price of $4.31 per share, vest over the term of the amended employment agreement and have a term of ten years. Since the exercise prices of these options equals the fair value of the underlying stock on the date of grant, no deferred compensation was recognized during the period. The Company recorded compensation expense related to stock options granted to the Company’s employees of $412,000 during the three months ended May 31, 2006.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     On May 16, 2006, the Company was served with a lawsuit styled as Stefano Arts v. Exhibitions International, LLC, et. al., now pending in state court in Fulton County, Georgia. The plaintiff alleges that the Company breached a contract with the plaintiff and that the Company tortuously interferred with a separate contract entered into between it and a third-party. The plaintiff seeks a percentage of the Company’s profits earned from the Company’s “Bodies . . . The Exhibition” presentation in Tampa. While the Company cannot predict the outcome of the case, the Company believes the lawsuit is frivolous and intends to defend itself aggressively at trial.
     On June 1, 2006 the Company entered into a settlement agreement and mutual special release with William Morris Agency, LLC and Rick Kraniak whereby it agreed to pay $350,000 for compensation stemming from the agency agreement related to booking the human anatomy tour of exhibitions. The first payment of $70,000 was made on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008.
     On August 22, 2006 we filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, in which we allege damages stemming from the defendants’ failure to compensate us for moneys due to us under a contract for the presentation of a Titanic exhibition in Athens, Greece. We have alleged breach of contract, fraud, conversion, and breach of fiduciary duty in the complaint. None of the defendants has yet been served and we cannot predict the outcome of the case.
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

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Company entered into the above-described credit facility in order to help finance the expansion of the Company’s exhibition business. As of July 12, 2006, $334,000 had been advanced to the Company pursuant to the credit facility, which balance was paid in full as of August 31, 2006.
Note 7. Restated Financial Statements
     The Company has amended its financial statements for its fiscal years ended February 28, 2006 and February 28, 2005 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Additionally, the Company has amended its financial statements for its quarter ended May 31, 2006 to reflect a restatement of its consolidated balance sheets and related consolidated statements of operations, and cash flows for the quarter then ended.
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
     The table below reconciles the amounts previously reported by the Company to the restated amounts for the quarter ended May 31, 2006:

	As Originally		Effect of
	Reported	As Restated	Restatement
Consolidated Balance Sheet — May 31, 2006
Salvor-in-possession rights(2)	879,000	—	(879,000)
Exhibition licenses(1)	3,435,000	3,286,000	(149,000)
Deferred income taxes(3)	1,384,000	1,795,000	411,000
Accumulated deficit	(6,643,000)	(7,260,000)	(617,000)

Consolidated Statements of Operations — for the year ended May 31, 2006
Depreciation and amortization(1)	330,000	347,000	17,000
Provision (benefit) for income taxes(3)	716,000	709,000	(7,000)
Net income	1,074,000	1,064,000	(10,000)
Diluted income (loss) per common share	0.04	0.03	(0.01)

Consolidated Statements of Cash Flows — for the year ended May 31, 2006
Depreciation and amortization(1)	330,000	347,000	17,000
Increase (decrease) in deferred income taxes(3)	716,000	709,000	(7,000)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2006, as amended, as filed with the Securities and Exchange Commission, which contains additional information concerning our consolidated financial statements.

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
     Co-Production Agreement
     On September 20, 2006, we finalized the terms of a agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM”, to jointly present human anatomy exhibitions. Previously, we had worked with JAM in accordance with an April 2005 term sheet that we terminated on September 7, 2006.
     Pursuant to the agreement, we will jointly present with JAM nine human anatomy exhibitions, which number includes five exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City and Las Vegas) as well two exhibitions to be located in Seattle and in an undisclosed market (exhibitions six and seven) and two exhibitions for which locations have not yet been finalized (exhibitions eight and nine).
     With respect to each exhibition we jointly present with JAM, we will be responsible for exhibition design and installation, including providing exhibition expertise, exhibitry and specimens and JAM will be responsible for marketing and operations. JAM will finance all costs of each jointly presented exhibition. After JAM has recouped from an exhibition’s revenue its costs, the profits from such exhibition will be split equally between us and JAM. Thereafter, additional profits will be calculated on a scale that favors us (e.g., up to 70% of exhibition profits will be allocated to us, except for the Las Vegas exhibition where we will be entitled to 80% of exhibition profits). In addition, JAM will pay us a $500,000 license fee for the Seattle exhibition (exhibition six) and a $1,000,000 license fee for exhibition seven. If a jointly presented exhibition is extended beyond six months, JAM will pay us additional fees equal to $83,333 per month (determined on a pro rata basis) with respect to such extended exhibition.
     Our agreement with JAM does not effect our human anatomy exhibitions in either Monterrey, Mexico or Miami, which we will present independently. In addition, the agreement provides that, for the one year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition.

Results of Operations
     The Quarter Ended May 31, 2006 Compared to the Quarter Ended May 31, 2005
     During the quarter ended May 31, 2006, our revenue increased approximately 130% to $5,824,000 as compared to $2,532,000 in the quarter ended May 31, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 128% to $5,460,000 during the quarter ended May 31, 2006 as compared to $2,393,000 for the quarter ended May 31, 2005. This increase in exhibition revenue reflects our increase in the number of locations of directly managed Titanic Exhibitions to five from three in the prior year. In addition, our five operating “Bodies....The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the quarter ended May 31, 2006. Our Titanic Exhibitions contributed approximately 30% of our revenue while our “Bodies....The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 70% of our revenue during the quarter ended May 31, 2006.
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
     During the quarter ended May 31, 2006, our gross profit increased approximately 167% to $4,659,000 as compared to $1,717,000 in the quarter ended May 31, 2005. Gross Profit was 80% and 68% of revenue for the quarters ended May 31, 2006 and 2005, respectively. This change was principally attributable to an increase in the number of our highly profitable anatomical exhibitions during the quarter ended May 31, 2006 to five from one in the quarter ended May 31, 2005 as well as our increase in the number of locations of directly managed Titanic Exhibitions to five from three in the prior year period.
     Our general and administrative expenses increased to $2,198,000 from $1,091,000, or approximately 102%, during the quarter ended May 31, 2006 as compared to the quarter ended May 31, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants granted during the year ended February 28, 2006. We fully charge our operations for employee stock options issued in the year such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $256,000 or 281% to $347,000 during the quarter ended May 31, 2006 as compared to $91,000 for the quarter ended May 31, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions. In addition, there was an increase in amortization expense associated with amortization of exhibition licenses of $172,000.

     We realized income from operations of $1,764,000 during the quarter ended May 31, 2006 as compared to income of $451,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of ongoing Titanic exhibitions and a higher contribution from our exhibitions, “Bodies Revealed” and “Bodies...The Exhibition” exhibitions.
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
     We realized net income before provision for income taxes of $1,773,000 for the quarter ended May 31, 2006 as compared to net income of $438,000 in the same prior year period. Our provision for income taxes was $709,000 or 40% for the quarter ended May 31, 2006. We did not have any provision for income taxes during the quarter ended May 31, 2005. We realized net income of $1,064,000 during the quarter ended May 31, 2006 as compared to net income of $438,000 in the same prior year period.
     Basic income per common share for each of the quarters ended May 31, 2006 and 2005 was $0.04 and $0.02, respectively. The basic weighted average shares outstanding for each of the quarters ended May 31, 2006 and 2005 was 26,344,856 and 22,299,939, respectively. Diluted income per common share for each of the quarters ended May 31, 2006 and 2005 was $0.03 and $0.02, respectively. The diluted weighted average shares outstanding for the quarters ended May 31, 2006 and 2005 was 30,465,215 and 24,949,939, respectively.

Liquidity and Capital Resources
     Net cash used by operating activities was $905,000 for the quarter ended May 31, 2006, as compared to net cash provided by operating activities of $1,012,000 in the quarter ended May 31, 2005. This decrease is primarily the result of an increase of in accounts receivable due from our co-presentation partner of approximately $3,100,000 as a result of the recent opening of several anatomical exhibits during our quarter ended May 31, 2006. We collected a material portion of this receivable balance due from our co-presentation partner during the quarter ended August 31, 2006.
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
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at the dates indicated:

	As of February 28 (29),			May 31,
(in thousands)	2004	2005	2006	2006
Working Capital	$13	$857	$7,054	$8,798
Current Ratio	1.01	1.28	3.62	3.92

     Our net working capital increased by $1,744,000 at May 31, 2006, as compared to February 28, 2006. This increase is primarily the result of an increase of in accounts receivables of $2,974,000 resulting from increased revenues from our anatomical exhibitions which opened during our quarter ended May 31, 2006. As a result, our cash and cash equivalents decreased $1,664,000 at May 31, 2006 as compared to February 28, 2006. Our prepaid expenses and other current assets increased by $806,000, primarily as a result of an increase in reimbursable expenses for exhibitions, again attributable to new openings of our anatomical exhibitions. As a result, our current ratio increased from 3.62 to 3.92 from February 28, 2006 to May 31, 2006, respectively.
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
     For the quarter ended May 31, 2006, the total cash used in investing activities was $1,070,000, which was the result of our purchases of property and equipment for $1,070,000. This increase in purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions. Capital expenditures in our fiscal years ended February 28 (29), 2004, 2005 and 2006 were $21,000, $964,000, and 1,774,000, respectively. 2005 and 2006 capital expenditures primarily consisted of exhibition exhibitry. Capital expenditures, primarily for additional exhibitry for our exhibitions, are expected to aggregate approximately $2,500,000 during the year ending February 28, 2007.
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
     Our shareholders’ equity was $21,412,000 at May 31, 2006, as compared with $19,675,000 at February 28, 2006.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced our prior $750,000 revolving line of credit facility with Bank of America. The new credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants. On April 26, 2006, we borrowed $334,000 under the credit facility to repay the remaining principal on our shareholder loan which was paid off in July 2006.
     We entered into the Bank of America credit facility in order to help finance the expansion of our exhibition business. As of August 31, 2006, there was no balance on the credit facility.
     The lease for our principal executive offices was amended for a third time on May 1, 2006, when the leased space was increased to approximately 10,000 square feet. The amended lease provides for base annual lease payments of approximately $199,000 with a 2.5% annual adjustment. The third amended lease, which increased our office space by 3,563 square feet, requires us to pay an additional total of approximately $368,000 over the four-year duration of the lease.
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
     In order to protect our salvor-in-possession status and to prevent third parties from salvaging the Titanic wreck and wreck site, or interfering with our rights and ability to salvage the wreck and wreck site, we may have to commence judicial proceedings against third parties. Such proceedings could be expensive and time-consuming. Additionally, in order to maintain our salvor-in-possession status we are required to maintain a reasonable presence over the wreck. We may be required to incur the costs for future expeditions so as to maintain our salvor-in-possession status. Our ability to undertake future expeditions may be dependent upon the availability of financing. No assurances can be given that any financing will be available on satisfactory terms, if at all, as further discussed in this prospectus under “Risk Factors.”

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: October 2, 2006	By:	/s/ Arnie Geller

Arnie Geller, President
and Chief Executive Officer
Dated: October 2, 2006	By:	/s/ Stephen Couture

Stephen Couture, Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President And Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith