Form 10-Q
period 2006-08-31
PREMIER EXHIBITIONS, INC.
filed 2006-10-11
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
Commission file number: 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3340 Peachtree Road, NE, Suite 2250, Atlanta, GA	30326

(Address of principal executive offices)	(Zip Code)
(404) 842-2600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of shares outstanding of the registrant’s common stock on September 28, 2006 was 28,211,450.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this quarterly report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K/A Amendment No.1 for the year ended February 28, 2006.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	August 31,
	2006	2006
	restated	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,129,000	$2,951,000
Marketable securities	570,000	515,000
Accounts receivable	1,585,000	6,308,000
Prepaid expenses and other current assets	3,458,000	4,493,000

Total current assets	9,742,000	14,267,000

Artifacts owned, at cost	4,476,000	4,476,000
Salvor’s lien	1,000	1,000
Property and equipment, net	2,033,000	3,513,000
Exhibition licenses, net	3,475,000	3,097,000
Deferred income taxes	2,504,000	2,891,000
Other assets	132,000	128,000

	$22,363,000	$28,373,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,038,000	1,767,000
Deferred revenue	300,000	175,000
Notes payable	1,350,000	250,000

Total current liabilities	2,688,000	2,192,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 26,062,089 and 28,139,603 shares at February 28, 2006 and August 31, 2006, respectively	3,000	3,000
Common stock payable	920,000	261,000
Additional paid-in capital	27,178,000	32,189,000
Accumulated deficit	(8,324,000)	(5,931,000)
Accumulated other comprehensive income (loss)	(102,000)	(47,000)
Treasury stock, at cost; 42,000 shares at August 31, 2006	—	(294,000)

Total shareholders’ equity	19,675,000	26,181,000

	$22,363,000	$28,373,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
	restated		restated
Revenue:
Exhibition revenues	$3,497,000	$5,887,000	$5,890,000	$11,347,000
Merchandise and other	218,000	371,000	310,000	699,000
Sale of coal	19,000	20,000	66,000	56,000

Total revenue	3,734,000	6,278,000	6,266,000	12,102,000

Cost of revenue:
Exhibition costs	627,000	1,432,000	1,423,000	2,537,000
Cost of merchandise sold	6,000	19,000	18,000	75,000
Cost of coal sold	1,000	2,000	8,000	6,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	634,000	1,453,000	1,449,000	2,618,000

Gross profit	3,100,000	4,825,000	4,817,000	9,484,000

Operating expenses:
General and administrative	1,308,000	2,260,000	2,399,000	4,458,000
Depreciation and amortization	272,000	365,000	363,000	712,000
Litigation settlement	—	—	—	350,000
Loss on sale of fixed assets	—	—	84,000	—

Total operating expenses	1,580,000	2,625,000	2,846,000	5,520,000

Income from operations	1,520,000	2,200,000	1,971,000	3,964,000

Other income and expenses:
Interest income	—	20,000	4,000	52,000
Interest expense	(34,000)	(5,000)	(51,000)	(39,000)
Other income	—	—	—	11,000

Total other income and expenses	(34,000)	15,000	(47,000)	24,000

Income before provision for income taxes	1,486,000	2,215,000	1,924,000	3,988,000

Provision for income taxes	—	886,000	—	1,595,000

Net income	$1,486,000	$1,329,000	$1,924,000	$2,393,000

Net income per share:
Basic income per common share	$0.06	$0.05	$0.08	$0.09

Diluted income per common share	$0.06	$0.04	$0.08	$0.08

Shares used in basic per share calculations	23,074,939	27,372,761	22,927,113	26,857,721

Shares used in diluted per share calculations	25,315,631	31,155,333	25,167,805	30,352,591

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31,
	2005	2006
	restated
Cash flows from operating activities:
Net income	$1,924,000	$2,393,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	363,000	712,000
Issuance of compensatory stock options	—	679,000
Issuance of stock for services	—	191,000
Issuance of warrant for services	—	10,000
(Increase) decrease in cost of artifacts	(1,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	198,000	(4,723,000)
(Increase) decrease in deferred income taxes	181,000	(387,000)
(Increase) decrease in prepaid expenses and other current assets	(578,000)	(1,035,000)
(Increase) decrease in other assets	607,000	4,000
Increase (decrease) in deferred revenue	(1,000,000)	(125,000)
Increase (decrease) in accounts payable and accrued liabilities	126,000	729,000

Total adjustments	(104,000)	(3,945,000)

Net cash provided (used) by operating activities	1,820,000	(1,552,000)

Cash flows used by investing activities:
Purchases of property and equipment	(683,000)	(1,814,000)
Purchase of exhibition licenses	(2,082,000)	—

Net cash used by investing activities	(2,765,000)	(1,814,000)

Cash flows from financing activities:
Proceeds from notes payable and credit facility	2,479,000	342,000
Principal payments on notes payable and credit facility	(1,083,000)	(1,434,000)
Proceeds from option and warrant exercises	64,000	1,188,000
Excess tax benefit on the exercise of employee stock options	—	1,982,000
Proceeds from sale of common stock	500,000	—

Net cash provided by financing activities	1,960,000	2,078,000

Effects of exchange rate changes on cash and cash equivalents	(30,000)	110,000

Net increase (decrease) in cash and cash equivalents	985,000	(1,178,000)
Cash and cash equivalents at beginning of period	1,258,000	4,129,000

Cash and cash equivalents at end of period	$2,243,000	$2,951,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,000	$15,000

Non-cash investing and financing transactions:
Cashless exercise of stock options	$—	$294,000

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
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A Amendment No.1 for the year ended February 28, 2006.
     Certain amounts in prior year’s balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current year presentation.
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months and six months ended August 31, 2006 and 2005, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective period.
     For the three months and six months ended August 31, 2006 and 2005, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006

Numerator:
Net income	$1,486,000	$1,329,000	$1,924,000	$2,393,000
Denominator:
Basic weighted-average shares outstanding	23,074,939	27,372,761	22,927,113	26,857,721
Effect of dilutive stock options and warrants	2,240,692	3,782,572	2,240,692	3,494,870

Diluted weighted-average shares outstanding	25,315,631	31,155,333	25,167,805	30,352,591

Net income per share:
Basic	$0.06	$0.05	$0.08	$0.09

Diluted	$0.06	$0.04	$0.08	$0.08

3. Equity Transactions
     During the six months ended August 31, 2006, the Company issued 400,000 employee stock options in connection with the Company’s Chief Executive Officer’s amended employment agreement. These options were issued under the Company’s 2004 Stock Option Plan, as amended. These options have an exercise price of $4.31 per share, vest on the commencement of the amended employment agreement period and have a term of ten years.
     During the six months ended August 31, 2006, the Company finalized 75,000 employee stock options for each director in connection with service to the Company as a Director. Such options were granted under the Company’s 2004 Stock Option Plan, as amended, and vest over a three-year term. Options for 225,000 shares have an exercise price of $3.65 and options for 150,000 shares have an exercise price of $3.95.
     The Company recorded compensation expense related to stock options granted to the Company’s employees of $679,000 during the six months ended August 31, 2006.
     During the six months ended August 31, 2006, the Company received approximately $925,000 from the exercise of 591,341 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $1.75 per share.
     During the six months ended August 31, 2006, the Company received approximately $242,000 from the exercise of 285,000 employee stock options to purchase shares of common stock at an exercise price of $.85 per share.
     During the six months ended August 31, 2006, the Company issued 50,000 shares of common stock to two of its directors in connection with their appointment to the Company’s Board of Directors.
     During the six months ended August 31, 2006, 750,000 options were exercised in a cashless exercise transaction at exercise prices ranging from $.32 to $.40 per share. This transaction resulted in a net issuance of 708,000 shares with the balance of 42,000 shares being classified as treasury stock in the Company’s financial statements. Pursuant to this issuance, the Company recorded income taxes receivable of approximately $1,982,000 in its financial statements to reflect the value of the income tax benefit the company will receive.

4. Legal Proceedings
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company. In its claim, Exhibit Human alleges that the Company breached its contract with it under which the Company acquired a license to exhibit certain anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleges that Exhibit Human breached its obligations to the Company under the same contract. The Company is still in the initial stages of this arbitration. Although the Company intends to defend itself at the arbitration and to vigorously pursue the counterclaim, the outcome of this matter cannot be predicted.
     On April 6, 2006, the Company filed an action against Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia under which the Company seeks a declaratory judgment from the court finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. The Company cannot predict the outcome of this matter.
     On March 24, 2006, the Company entered into a settlement agreement with Plastination Company, Inc. whereby the Company amicably settled the litigation Plastination Company v. Premier Exhibitions, Inc., which was pending in the United States District Court for the Northern District of Ohio. The terms of the settlement agreement are confidential, and the Company does not believe that they are material to its business.
     On June 1, 2006, the Company entered into a settlement agreement and mutual special release with William Morris Agency, LLC and Rick Kraniak whereby the Company agreed to pay $350,000 for compensation stemming from the agency agreement related to booking the human anatomy tour of exhibitions. The first payment of $70,000 was made on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008.
     On August 22, 2006 the Company filed an action against Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, in which the Company alleges damages stemming from the defendants’ failure to compensate the Company for moneys due to it under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company alleges breach of contract, fraud, conversion, and breach of fiduciary duty in the complaint. None of the defendants has yet been served and the Company cannot predict the outcome of this matter.
5. Credit Facility
     On June 30, 2006, the Company finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced in its entirety the Company’s prior $750,000 revolving line of credit facility with Bank of America.
     The credit facility, which is evidenced by a note and agreement made by the Company in favor of Bank of America, allows the Company to make revolving borrowings of up to $2,500,000 during the term of the credit facility. Interest under the credit facility is calculated from the date of each advance to the Company and is equal to Bank of America’s prime rate. Under the credit facility, the Company must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires the Company to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of the Company’s property and contains customary representations, warranties and covenants. The Company is in compliance with all covenants as of August 31, 2006.
     The Company entered into the above-described credit facility in order to help finance the expansion of the Company’s exhibition business. As of August 31, 2006, no amounts were outstanding under the credit facility.
6. Commitments
     On March 14, 2006, the Company executed an employment agreement with its Vice President and Chief Legal Counsel. The employment agreement is for a three-year term and provides for an annual base salary of $173,250.
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
7. Subsequent Events
     On September 20, 2006, the Company finalized the terms of an agreement pursuant to which the Company agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which the Company refers to collectively as “JAM”, to jointly present human anatomy exhibitions. Previously, the Company had worked with JAM in accordance with an April 2005 term sheet that the Company terminated on September 7, 2006.
     Pursuant to the agreement, the Company will jointly present nine human anatomy exhibitions with JAM. This number includes six exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City, Seattle and Las Vegas) as well as one exhibition to be located in an undisclosed market (exhibition seven) and two exhibitions for which locations have not yet been finalized (exhibitions eight and nine).
     With respect to each exhibition the Company jointly presents with JAM, the Company will be responsible for exhibition design and installation, including providing exhibition expertise, exhibitry and specimens, and JAM will be responsible for marketing and operations. JAM will finance all costs of each jointly presented exhibition. After JAM has recouped its costs from an exhibition’s revenue, the profits from such exhibition will be split equally between the Company and JAM. Thereafter, additional profits will be calculated on a scale that favors the Company. In addition, JAM will pay the Company a $500,000 license fee for the Seattle exhibition (exhibition six) and a $1,000,000 license fee for exhibition seven. If a jointly presented exhibition is extended beyond six months, JAM will pay the Company additional fees equal to $83,333 per month (determined on a pro rata basis) with respect to such extended exhibition.
     The Company’s agreement with JAM does not affect its human anatomy exhibitions in either Monterrey, Mexico or Miami, Florida, which the Company will present independently. In addition, the agreement provides that, for the one-year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with the Company in the presentation of a human anatomy exhibition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A Amendment No.1 for the year ended February 28, 2006, as filed with the Securities and Exchange Commission, which contains additional information concerning our consolidated financial statements.
Overview
     We are in the business of developing and touring museum quality exhibitions. We are best known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated ocean liner RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost.
     Since 1994 we have maintained our salvor-in-possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, we have the exclusive right to recover objects from the Titanic. Through our explorations, we have obtained oceanic material and scientific data, including still photography and videotape, as well as artifacts from the Titanic wreck site. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland. We utilize this data and the artifacts for historical verification, scientific education and public awareness. We generate income through touring exhibitions, third party licensing, sponsorship and merchandise sales. We intend to continue to present exhibitions throughout the world in an enlightening and dignified manner that embodies respect for those who lost their lives in the disaster.
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

Titanic Exhibitions
     Our Titanic exhibitions have been presented in more than forty venues throughout the world, including the United States, France, Greece, Japan, Switzerland, Chile, Argentina, China and England. The following is a list of our Titanic exhibition locations and during the six month period ended August 31, 2006:
•	St. Louis Science Center, St. Louis, Missouri (November 11, 2005 to April 15, 2006);

•	Queen Mary, Long Beach, California (December 17, 2005 to September 4, 2006);

•	OshKosh Public Museum, OshKosh, Wisconsin (February 4 to April 30, 2006);

•	Science Center of Iowa, Des Moines, Iowa (May 20 to August 20, 2006);

•	Miami Museum of Science and Planetarium, Miami, Florida (March 25 to October 15, 2006);

•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1 to an undetermined date); and

•	The Metreon, San Francisco, California (June 10 to January 2007).
     The following lists our Titanic exhibition locations that opened or will open subsequent to the six-month period ended August 31, 2006:
•	El Paso Science Museum, El Paso, Texas (September 16 to December 31, 2006);

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4 to an undetermined date);

•	Foro Polanco, Mexico City, Mexico (October 14 to an undetermined date);

•	Science Spectrum, Lubbock, Texas (October 5 to an undetermined date); and

•	Royal BC Museum, Victoria, British Columbia (April 14, 2007 to an undetermined date).
     We anticipate opening additional Titanic exhibitions during our fiscal year ending February 28, 2007. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and exhibit locations may change.
“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
     We are using our experience in the exhibition business to conduct exhibitions not related to the Titanic. In March 2005, we acquired 100% of the membership interests in Exhibitions International, LLC, which enabled us to acquire multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens plus at least 150 single human organs and body parts. We are already in possession of six sets of medical specimens, one of which is known as “Bodies Revealed” and five of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements, each of which is for a five-year term and provides us with the right to extend for up to five additional years at our election.
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
     “Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. We expanded our human anatomy exhibition business by creating two additional exhibitions known as “Bodies...The Exhibition.” The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005. The following is a list of our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during the six-month period ended August 31, 2006:
•	“Bodies...The Exhibition,” Museum of Science and Industry, Tampa, Florida (August 18 to February 26, 2006, extended to September 5, 2006);

•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19 to December 31, 2006);

•	“Bodies...The Exhibition,” Atlanta Civic Center, Atlanta, Georgia (March 4 to September 4, 2006);

•	“Bodies Revealed,” Mexico City, Mexico (March 11 to September 11, 2006);

•	“Bodies...The Exhibition,” Earl’s Court Exhibition Centre, London, England (April 12 to July 30, 2006); and

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23 to an undetermined date).
     The following lists our exhibition locations for “Bodies...The Exhibition” and “Bodies Revealed” that opened or will open subsequent to the six month period ended August 31, 2006:
•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22 to an undetermined date);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30 to an undetermined date); and

•	“Bodies Revealed,” Campus De La Salud, Technologico de Monterrey, Monterrey, Mexico (September 29 to undetermined date).
     We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during our fiscal year ending February 28, 2007. Due to the uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
     Co-Presentation Agreement
     On September 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM”, to jointly present human anatomy exhibitions. Previously, we had worked with JAM in accordance with an April 2005 term sheet that we terminated on September 7, 2006.
     Pursuant to the agreement, we will jointly present nine human anatomy exhibitions with JAM. This number includes six exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City, Seattle and Las Vegas) as well one exhibition to be located in an undisclosed market (exhibition seven) and two exhibitions for which locations have not yet been finalized (exhibitions eight and nine).

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
     Our agreement with JAM does not affect our human anatomy exhibitions in either Monterrey, Mexico or Miami, Florida, which we will present independently. In addition, the agreement provides that, for the one year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition.
     Additional Exhibitions
     We intend to develop and present new exhibitions in the future, including additional exhibitions not related to the Titanic or to human anatomy.
Results of Operations
     A summary of our results of operations as a percentage of revenue for the three and six month periods ended August 31, 2006 is shown below (unaudited):

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006

Revenue:
Exhibition revenues	93.7%	93.8%	94.0%	93.8%
Merchandise and other	5.8%	5.9%	4.9%	5.8%
Sale of coal	0.5%	0.3%	1.1%	0.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	16.8%	22.8%	22.7%	21.0%
Cost of merchandise sold	0.2%	0.3%	0.3%	0.6%
Cost of coal sold	0.0%	0.0%	0.1%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	17.0%	23.1%	23.1%	21.6%

Gross profit	83.0%	76.9%	76.9%	78.4%

Operating expenses:
General and administrative	35.0%	36.0%	38.3%	36.8%
Depreciation and amortization	7.3%	5.8%	5.8%	5.9%
Litigation settlement	0.0%	0.0%	0.0%	2.9%
Loss on sale of fixed assets	0.0%	0.0%	1.3%	0.0%

Total operating expenses	42.3%	41.8%	45.4%	45.6%

Income from operations	40.7%	35.0%	31.5%	32.8%

Other income and expenses:
Interest income	0.0%	0.3%	0.1%	0.4%
Interest expense	-0.9%	-0.1%	-0.8%	-0.3%
Other income	0.0%	0.0%	0.0%	0.1%

Total other income and expenses	-0.9%	0.2%	-0.8%	0.2%

Income before provision for income taxes	39.8%	35.3%	30.7%	33.0%

Provision (benefit) for income taxes	0.0%	14.1%	0.0%	13.2%

Net income	39.8%	21.2%	30.7%	19.8%

     The Quarter Ended August 31, 2006 Compared to the Quarter Ended August 31, 2005
     During the quarter ended August 31, 2006, our revenue increased approximately 68% to $6,278,000 as compared to $3,734,000 in the quarter ended August 31, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 68% to $5,887,000 during the quarter ended August 31, 2006 as compared to $3,497,000 for the quarter ended August 31, 2005. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions to five from four in the prior year period. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the quarter ended August 31, 2006. Our Titanic exhibitions contributed approximately 20% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 80% of our revenue during the quarter ended August 31, 2006.
     Merchandise and other revenue increased approximately 70% from $218,000 to $371,000, during the quarter ended August 31, 2005 as compared to the quarter ended August 31, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise. Our sale of coal recovered from the Titanic increased to $20,000 from $19,000, or approximately 5%, during the quarter ended August 31, 2006 as compared to the quarter ended August 31, 2005.
     We incurred exhibition costs of $1,432,000 and $627,000 for the second quarter ended August 31, 2006 and 2005, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens. Exhibition costs as a percentage of exhibition revenues were 24% and 18%, respectively, for the quarters ended August 31, 2006 and 2005, respectively. We had an increase in exhibition costs during the quarter ended August 31, 2006 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition.
     During the quarter ended August 31, 2006, our gross profit increased approximately 56% to $4,825,000 as compared to $3,100,000 in the quarter ended August 31, 2005. Gross profit was 77% and 83% of revenue for the quarters ended August 31, 2006 and 2005, respectively. This increase is gross profit was principally attributable to an increase in the number of our anatomical exhibitions during the quarter ended August 31, 2006 to six from two in the quarter ended August 31, 2005 as well as our increase in the number of locations of directly managed Titanic exhibitions to five from four in the prior year period.
     Our general and administrative expenses increased to $2,260,000 from $1,308,000, or approximately 73%, during the quarter ended August 31, 2006 as compared to the quarter ended August 31, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants of approximately $468,000. We fully charge our operations for employee stock options issued in the year such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $93,000 or 34% to $365,000 during the quarter ended August 31, 2006 as compared to $272,000 for the quarter ended August 31, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions. Depreciation expense was $176,000 and $83,000 during the quarter ended August 31, 2006 and 2005, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $189,000 during the quarter ended August 31, 2006 and 2005.

     We realized income from operations of $2,200,000 during the quarter ended August 31, 2006 as compared to income of $1,520,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of ongoing Titanic exhibitions and a higher contribution from our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions.
     Interest income of $20,000 was primarily associated with interest earned on our bank cash balances during the quarter ended August 31, 2006. We incurred interest expense of $5,000 and $34,000 for the quarters ended August 31, 2006 and 2005. Interest expense primarily pertains to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions. This loan was paid off during April 2006.
     We realized net income before provision for income taxes of $2,215,000 for the quarter ended August 31, 2006 as compared to net income before provision for income taxes of $1,486,000 in the same prior year period. Our provision for income taxes was $886,000 or 40% for the quarter ended August 31, 2006. We did not have any provision for income taxes during the quarter ended August 31, 2005. We realized net income of $1,329,000 during the quarter ended August 31, 2006 as compared to net income of $1,486,000 in the same prior year period.
     Basic income per common share for the quarters ended August 31, 2006 and 2005 was $0.05 and $0.06, respectively. The basic weighted average shares outstanding for each of the quarters ended August 31, 2006 and 2005 was 27,372,761 and 23,074,939, respectively.
     Diluted income per common share for each of the quarters ended August 31, 2006 and 2005 was $0.04 and $0.06, respectively. The diluted weighted average shares outstanding for the quarters ended August 31, 2006 and 2005 was 31,155,333 and 25,315,631, respectively.
     The Six Month Period Ended August 31, 2006 Compared to the Six Month Period Ended August 31, 2005
     During the six month period ended August 31, 2006, our revenue increased approximately 93% to $12,102,000 as compared to $6,266,000 in the six month period ended August 31, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 93% to $11,347,000 during the six month period ended August 31, 2006 as compared to $5,890,000 for the six month period ended August 31, 2005. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions from four in the prior year period. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the six-month period ended August 31, 2006. Our Titanic exhibitions contributed approximately 25% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 75% of our revenue during the six month period ended August 31, 2006.
     Merchandise and other revenue increased approximately 126% from $310,000 to $699,000, during the six month period ended August 31, 2005 as compared to the six month period ended August 31, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise. Our sale of coal recovered from the Titanic decreased to $56,000 from $66,000, or approximately 15%, during the six month period ended August 31, 2006 as compared to the six month period ended August 31, 2005.
     We incurred exhibition costs of $2,537,000 and $1,423,000 for the six month periods ended August 31, 2006 and 2005, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens. Exhibition costs as a percentage of exhibition revenues were 22% and 24%, respectively, for the six-month periods ended August 31, 2006 and 2005. We had an increase in exhibition costs during the six month periods ended August 31, 2006 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition.
     During the six-month period ended August 31, 2006, our gross profit increased approximately 97% to $9,484,000 as compared to $4,817,000 in the six-month period ended August 31, 2005. Gross profit was 78% and 77% of revenue for the six-month periods ended August 31, 2006 and 2005, respectively. This increase is gross profit was principally attributable to an increase in the number of our anatomical exhibitions during the six month period ended August 31, 2006 to six from two in the six month period ended August 31, 2005 as well as our increase in the number of locations of directly managed Titanic exhibitions to five from four in the prior year period.
     Our general and administrative expenses increased to $4,458,000 from $2,399,000, or approximately 86%, during the six-month period ended August 31, 2006 as compared to the six-month period ended August 31, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants of approximately $880,000. We fully charge our operations for employee stock options issued in the year such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $349,000 or 96% to $712,000 during the six month period ended August 31, 2006 as compared to $363,000 for the six month period ended August 31, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions. Depreciation expense was $334,000 and $157,000 during the six-month period ended August 31, 2006 and 2005, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $378,000 and $206,000 during the six-month period ended August 31, 2006 and 2005, respectively.
     We recorded a $350,000 charge for the settlement of litigation related to commissions under an alleged agency agreement during the six month period ended August 31, 2006. This settlement requires us to make five installment payments of $70,000 commencing June 2006 and every six months thereafter until June 2008.
     We realized income from operations of $3,964,000 during the six month period ended August 31, 2006 as compared to income of $1,971,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of ongoing Titanic exhibitions and a higher contribution from our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions.
     Interest income of $52,000 was primarily associated with interest earned on our bank cash balances during the six-month period ended August 31, 2006. We incurred interest expense of $39,000 and $51,000 for the six month periods ended August 31, 2006 and 2005. Interest expense primarily pertains to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of our exhibitions. This loan was paid off during April 2006.
     We realized net income before provision for income taxes of $3,988,000 for the six month period ended August 31, 2006 as compared to net income before provision for income taxes of $1,924,000 in the same prior year period. Our provision for income taxes was $1,595,000 or 40% for the six-month period ended August 31, 2006. We did not have any provision for income taxes during the six-month period ended August 31, 2005. We realized net income of $2,393,000 during the six month period ended August 31, 2006 as compared to net income of $1,924,000 in the same prior year period.
     Basic income per common share for each of the six-month periods ended August 31, 2006 and 2005 was $0.09 and $0.08, respectively. The basic weighted average shares outstanding for each of the six-month periods ended August 31, 2006 and 2005 was 26,857,721 and 22,927,113, respectively. Diluted income per common share for each of the six-month periods ended August 31, 2006 and 2005 was $0.08. The diluted weighted average shares outstanding for the six-month periods ended August 31, 2006 and 2005 was 30,352,591 and 25,167,805, respectively.
Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash used by operating activities was $1,552,000 for the six month period ended August 31, 2006, as compared to net cash provided by operating activities of $1,820,000 in the six month period ended August 31, 2005. This decrease in net cash is primarily the result of increased of in accounts receivable due from our co-presentation partner.
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at the dates indicated:

	As of February 28,	As of August 31,
	2006	2006
		(unaudited)
Working Capital (in thousands)	$7,054	$12,075
Current Ratio	3.62	6.51
     Our net working capital increased by $5,021,000 at August 31, 2006, as compared to February 28, 2006. This increase is primarily the result of an increase in accounts receivable of $4,723,000 associated with our anatomical exhibitions, which opened during our six-month period ended August 31, 2006. Our cash and cash equivalents decreased $1,178,000 at August 31, 2006 as compared to February 28, 2006 primarily as result of purchases of property and equipment for our exhibitions and an increase in accounts receivable. Our prepaid expenses and other current assets increased by $1,035,000, primarily as a result of an increase in reimbursable expenses for exhibitions, again attributable to openings of our anatomical exhibitions during the six month period ended August 31, 2006. As a result, our current ratio increased from 3.62 to 6.51 from February 28, 2006 to August 31, 2006, respectively.
     Cash flows from investing activities
     For the six-month period ended August 31, 2006, the total cash used in investing activities was $1,814,000, which was the result of purchases of property and equipment for $1,814,000. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate approximately $2,500,000 during the year ending February 28, 2007.

     Cash flows from financing activities
     For the six-month period ended August 31, 2006, cash provided by financing activities was $2,078,000 and included repaying both the entire outstanding balance due on our shareholder loan in the amount of approximately $333,000, as well as the entire outstanding balance on our credit facility of approximately $334,000. In addition, upon the opening our fifth exhibition with our co-presentation partner during the six-month period ended August 31, 2006, we made the final payment of $500,000 due under the $2,425,000 loan. This loan has now been completely repaid. We also made a payment of $250,000 under the $750,000 promissory note we assumed pursuant to our acquisition of Exhibits International, LLC in March 2005. We received approximately $1,188,000 in cash from the exercise of options and warrants during the six-month period ended August 31, 2006. During the six months ended August 31, 2006, we realized an excess tax benefit of approximately $1,982,000 from the exercise of stock options, which we recorded as income taxes receivable in our financial statements to reflect the value of the income tax benefit we will receive.
     Our shareholders’ equity was $26,181,000 at August 31, 2006, as compared with $19,675,000 at February 28, 2006.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. in order to help finance the expansion of our exhibition business. The credit facility replaced our prior $750,000 revolving line of credit facility with Bank of America. The new credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants. We are in compliance with all covenants as of August 31, 2006. On April 26, 2006, we borrowed $334,000 under the credit facility to repay the remaining principal on our shareholder loan. As of August 31, 2006, there was no balance on the credit facility.
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
     Our critical accounting policies are as follows:
•	Revenue recognition;

•	Accounts receivables;

•	Accounting for income taxes;

•	Legal contingencies;

•	Property and equipment;

•	Impairment of long-lived and intangible assets; and

•	Accounting policy for capitalizing exhibition license costs.
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
     Our revenue may be predicated on a percentage or share of our customers’ revenue from our exhibitions. Our percentage of the ticket sales for these exhibitions, as well as merchandise sales, is recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
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
     Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in our filings with the Securities and Exchange Commission. To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
     Artifacts recovered in our 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value (“NRV”). The government of France granted us ownership of these artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.
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
     Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We were required to adopt FAS 123R by March 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share- based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We early adopted the fair value recognition provisions of FAS 123R, using the modified prospective transition method requiring us to recognize expense related to the fair value of our stock-based compensation awards during fiscal year 2005. Our adoption of FAS 123(R) did not have a material impact on our financial position or results of operations.

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
Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in this Quarterly Report on form 10-Q under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have significant long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For the six month period ended August 31, 2006, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow, as the only interest expense affected by changes in interest rates is the interest expense related to borrowings outstanding under our credit facility, which balance was $0 at August 31, 2006.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the six month period ended August 31, 2006, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the U.S. dollar in order to minimize the adverse potential effect of currency fluctuations.

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
     On August 22, 2006 we filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, in which we allege damages stemming from the defendants’ failure to compensate us for moneys due to us under a contract for the presentation of a Titanic exhibition in Athens, Greece. We have alleged breach of contract, fraud, conversion, and breach of fiduciary duty in the complaint. None of the defendants has yet been served and we cannot predict the outcome of the case.
     Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2006 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     We issued 207,000 shares of our common stock during the six-month period ended August 31, 2006 upon the exercise of warrants issued in March 2005 in connection with our acquisition of Exhibitions International, LLC. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $310,000 in connection with such warrant exercises.
     We issued 1,259,173 shares of our common stock upon the exercise of employee stock options during the six month period ended August 31, 2006. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $536,000 of consideration in connection with such option exercises.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 18, 2006. At the Annual Meeting, our stockholders:
1.	Elected Arnie Geller, Stephen Couture, Alan Reed, N. Nick Cretan, and Douglas Banker to serve as directors until our 2007 Annual Meeting of Stockholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death.

2.	Approved an Amendment to our 2004 Stock Option Plan in order to increase the authorized number of shares available for issuance by 1,000,000.

3.	Ratified the selection of Kempisty & Company, Certified Public Accountants, P.C. as our independent registered public accounting firm for the fiscal year ending February 28, 2007.
     Messrs. Geller, Couture, Reed, Cretan and Banker together constitute our entire board of directors.
     On June 23, 2006, the record date of the Annual Meeting, we had 26,905,890 shares of common stock outstanding. At the Annual Meeting, holders of 21,956,544 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.
Proposal I – Election of Five Directors:

	Votes in Favor	Votes Withheld
Arnie Geller	21,945,644	10,900
Stephen Couture	21,594,070	362,474
Alan Reed	21,948,171	8,373
N. Nick Cretan	21,933,621	22,923
Douglas Banker	21,663,621	292,923
Proposal II – Approve an Amendment to the 2004 Stock Option Plan in order to increase the authorized number of shares available for issuance by 1,000,000:

Votes in favor	10,343,096
Votes against	365,687
Abstentions	30,879
Broker non-votes	11,216,882
Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm:

Votes in favor	20,288,250
Votes against	1,667,173
Abstentions	1,121
Broker non-votes	0

ITEM 5. OTHER INFORMATION.
     On June 1, 2006 we entered into a Settlement Agreement and Mutual Special Release with William Morris Agency, LLC and Rick Kraniak whereby we agreed to pay $350,000 in installments for compensation stemming from the agency agreement related to the booking of our human anatomy tour of exhibitions. We made the first payment of $70,000 on June 1, 2006. The remaining payments of $70,000 installments are due on or before each of the following dates: November 1, 2006, June 1, 2007, November 1, 2007 and June 1, 2008.
ITEM 6. EXHIBITS.
     See Index to Exhibits on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: October 10, 2006	By:	/s/ Arnie Geller
Arnie Geller, President
and Chief Executive Officer

Dated: October 10, 2006	By:	/s/ Stephen Couture
Stephen Couture, Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Location
11.1	Statement RE: Computation of per share earnings	Filed herewith

4.1	Amended and Restated 2000 Stock Option Plan	Incorporated by
reference from
the Company’s Definitive Proxy Statement
filed on 06-28-06 (Exhibit A)

10.1	Note and Agreement dated as of June 27, 2006 between	Incorporated by
	the Company and Bank of America, N.A.	reference from the
Company’s Current Report on form 8-K filed on 07-07-06 (Exhibit 99.1)

10.2	Settlement Agreement and Mutual Special Release between	Incorporated by
	The Company and William Morris Agency dated June 1, 2006	reference from the Company’s
Quarterly Report form 10-Q filed On 07-14-06 (Exhibit 10.2)

10.3	Settlement Agreement among the Company, SAM Tour	Incorporated by
	(USA), Inc., JAM Exhibitions, LLC and Concert	reference from the
	Productions International dated September 20, 2006	Company’s Current
Report on form 8-K
filed on 09-21-06
(Exhibit 99.1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and	Filed herewith
Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President	Filed herewith
and Chief Financial Officer

32.1	Section 1350 Certifications.	Filed herewith