Form 10-Q
period 2006-11-30
PREMIER EXHIBITIONS, INC.
filed 2007-01-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock on January 3, 2007 was 28,650,299.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
     The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this quarterly report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended February 28, 2006.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	November 30,
	2006	2006
	restated	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,129,000	$10,176,000
Marketable securities	570,000	—
Accounts receivable, net	1,585,000	3,149,000
Prepaid expenses and other current assets	3,458,000	4,481,000

Total current assets	9,742,000	17,806,000

Artifacts owned, at cost	4,476,000	4,472,000
Salvor’s lien	1,000	1,000
Property and equipment, net	2,033,000	3,714,000
Exhibition licenses, net	3,475,000	2,909,000
Deferred income taxes	2,504,000	1,733,000
Other assets	132,000	141,000

	$22,363,000	$30,776,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,038,000	1,764,000
Deferred revenue	300,000	371,000
Notes payable	1,350,000	—

Total current liabilities	2,688,000	2,135,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 26,062,089 and 28,560,144 shares at February 28, 2006 and November 30, 2006, respectively	3,000	3,000
Common stock payable	920,000	96,000
Additional paid-in capital	27,178,000	32,724,000
Accumulated deficit	(8,324,000)	(3,733,000)
Accumulated other comprehensive income (loss)	(102,000)	(127,000)
Treasury stock, at cost; 46,523 shares at November 30, 2006	—	(322,000)

Total shareholders’ equity	19,675,000	28,641,000

	$22,363,000	$30,776,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
	restated		restated
Revenue:
Exhibition revenues	$2,650,000	$7,659,000	$8,540,000	$19,006,000
Merchandise and other	101,000	262,000	411,000	961,000
Sale of coal	21,000	25,000	87,000	81,000

Total revenue	2,772,000	7,946,000	9,038,000	20,048,000

Cost of revenue:
Exhibition costs	895,000	1,867,000	2,318,000	4,404,000
Cost of merchandise sold	4,000	30,000	22,000	105,000
Cost of coal sold	1,000	4,000	9,000	10,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	900,000	1,901,000	2,349,000	4,519,000

Gross profit	1,872,000	6,045,000	6,689,000	15,529,000

Operating expenses:
General and administrative	1,677,000	2,105,000	4,076,000	6,563,000
Depreciation and amortization	292,000	341,000	655,000	1,053,000
Litigation settlement	—	—	—	350,000
Loss on sale of fixed assets	—	—	84,000	—

Total operating expenses	1,969,000	2,446,000	4,815,000	7,966,000

Income from operations	(97,000)	3,599,000	1,874,000	7,563,000

Other income and expenses:
Interest income	33,000	55,000	37,000	107,000
Interest expense	(14,000)	(12,000)	(65,000)	(51,000)
Other income	168,000	25,000	168,000	36,000

Total other income and expenses	187,000	68,000	140,000	92,000

Income before provision for income taxes	90,000	3,667,000	2,014,000	7,655,000

Provision for income taxes	—	1,467,000	—	3,062,000

Net income	$90,000	$2,200,000	$2,014,000	$4,593,000

Net income per share:
Basic income per common share	$0.00	$0.08	$0.09	$0.17

Diluted income per common share	$0.00	$0.07	$0.08	$0.15

Shares used in basic per share calculations	24,517,620	28,310,105	23,453,426	27,338,690

Shares used in diluted per share calculations	27,824,242	31,881,095	26,760,048	30,665,766

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30,
	2005	2006
	restated
Cash flows from operating activities:
Net income	$2,014,000	$4,593,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	655,000	1,053,000
Issuance of compensatory stock options	127,000	1,023,000
Issuance of common stock and warrants for services	823,000	476,000
(Increase) decrease in cost of artifacts	(1,000)	4,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(596,000)	(1,564,000)
(Increase) decrease in deferred income taxes	181,000	771,000
(Increase) decrease in prepaid expenses and other current assets	(2,355,000)	(1,023,000)
(Increase) decrease in other assets	416,000	(9,000)
Increase (decrease) in deferred revenue	(700,000)	71,000
Increase (decrease) in accounts payable and accrued liabilities	829,000	726,000

Total adjustments	(621,000)	1,528,000

Net cash provided by operating activities	1,393,000	6,121,000

Cash flows used by investing activities:
Purchases of property and equipment	(1,216,000)	(2,146,000)
Purchase of exhibition licenses	(2,082,000)	—

Net cash used by investing activities	(3,298,000)	(2,146,000)

Cash flows from financing activities:
Proceeds from notes payable and credit facility	2,425,000	342,000
Reduction in marketable securities	—	(570,000)
Principal payments on notes payable and credit facility	(1,848,000)	(1,690,000)
Proceeds from option and warrant exercises	69,000	1,726,000
Excess tax benefit on the exercise of employee stock options	—	2,219,000
Proceeds from sale of common stock	5,468,000	—

Net cash provided by financing activities	6,114,000	2,027,000

Effects of exchange rate changes on cash and cash equivalents	(39,000)	45,000

Net increase (decrease) in cash and cash equivalents	4,170,000	6,047,000
Cash and cash equivalents at beginning of period	1,258,000	4,129,000

Cash and cash equivalents at end of period	$5,428,000	$10,176,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,000	$27,000

Non-cash investing and financing transactions:
Cashless exercise of stock options	$—	$322,000

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
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months and nine months ended November 30, 2006 and 2005, respectively, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods.
     For the three months and nine months ended November 30, 2006 and 2005, respectively, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
Numerator:
Net income	$90,000	$2,200,000	$2,014,000	$4,593,000
Denominator:
Basic weighted-average shares outstanding	24,517,620	28,310,105	23,453,426	27,338,690
Effect of dilutive stock options and warrants	3,306,622	3,570,990	3,306,622	3,327,076

Diluted weighted-average shares outstanding	27,824,242	31,881,095	26,760,048	30,665,766

Net income per share:
Basic	$0.00	$0.08	$0.09	$0.17

Diluted	$0.00	$0.07	$0.08	$0.15

3. Equity Transactions
     During the nine months ended November 30, 2006, the Company finalized 75,000 stock options for each of its five Directors, for a total of 375,000 options, in connection with their service to the Company as Directors. Such options were granted under the Company’s 2004 Stock Option Plan, as amended, and vest over a three-year term. Options for 225,000 shares have an exercise price of $3.65 and options for 150,000 shares have an exercise price of $3.95.
     The Company recorded compensation expense related to stock options granted to the Company’s employees of $1,023,000 during the nine months ended November 30, 2006.
     During the nine months ended November 30, 2006, the Company received approximately $1,433,000 from the exercise of 897,011 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share.
     During the nine months ended November 30, 2006, the Company received approximately $293,000 from the exercise of 330,833 employee stock options to purchase shares of common stock at exercise prices ranging from $.85 to $1.70 per share.
     During the nine months ended November 30, 2006, the Company issued an aggregate of 50,000 shares of common stock to two of its Directors (25,000 shares each) in connection with their appointment to the Company’s Board of Directors.
     During the nine months ended November 30, 2006, 750,000 options were exercised in a cashless exercise transaction at exercise prices ranging from $.32 to $.40 per share. This transaction resulted in a net issuance of 708,000 shares of common stock, with the balance of 42,000 shares being classified as treasury stock in the Company’s financial statements. Pursuant to this issuance, the Company recorded income taxes receivable of approximately $1,982,000 to reflect the value of the income tax benefit.
     During the nine months ended November 30, 2006, the Company issued 400,000 stock options in connection with an amendment to the Company’s Chief Executive Officer’s employment agreement. These options were issued under the Company’s 2004 Stock Option Plan, as amended. These options have an exercise price of $4.31 per share, vest over the term of the amended employment agreement period (February 4, 2009 through February 4, 2011) and have a term of ten years.
     During the nine months ended November 30, 2006, 100,000 options were exercised in a cashless exercise transaction at an exercise price of $.28 per share. This transaction resulted in a net issuance of 95,477 shares of common stock with the balance of 4,523 shares being classified as treasury stock in the Company’s financial statements. Pursuant to this issuance, the Company recorded income taxes receivable of approximately $236,000 to reflect the value of the income tax benefit.
4. Legal Proceedings
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company in an action entitled Exhibit Human: The Wonders Within, Inc. and RMS Titanic, Inc. In its claim, Exhibit Human alleges that the Company breached its contract with Exhibit Human pursuant to which the Company acquired a license to exhibit certain anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleges that Exhibit Human breached its obligations to the Company under the same contract. Although the Company intends to defend itself at the arbitration and to vigorously pursue its counterclaim, the outcome of this matter cannot be predicted.
     On April 6, 2006, the Company also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which the Company was seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that the Company presents in its “Bodies Revealed” exhibition. On December 19, 2006, the court granted summary judgment to Exhibit Human. The court held that proper jurisdiction over this matter lies with the arbitrator, not the court. The Company has not yet determined whether it will appeal this decision.
     On June 1, 2006, the Company entered into a settlement agreement with William Morris Agency, LLC and Richard Kraniak whereby it agreed to pay $350,000 in five $70,000 installments for compensation stemming from the agency agreement related to booking the Company’s human anatomy tour of exhibitions. The Company made its first installment payment of $70,000 on June 1, 2006 and its second installment payment of $70,000 on November 1, 2006. The remaining installment payments are due on or before each of the following dates: June 1, 2007, November 1, 2007 and June 1, 2008.
     On August 22, 2006, the Company filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which the Company alleges damages stemming from the defendants’ failure to compensate it for moneys due under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company has alleged breach of contract, fraud, conversion, and breach of fiduciary duty in its complaint. None of the defendants has yet been served and the Company cannot predict the outcome of the case.

5. Credit Facility
     On June 30, 2006, the Company finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced in its entirety the Company’s prior $750,000 revolving line of credit facility with Bank of America.
     The credit facility, which is evidenced by a note and agreement made by the Company in favor of Bank of America, allows the Company to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance to the Company and is equal to Bank of America’s prime rate. Under the credit facility, the Company must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires the Company to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of the Company’s property and contains customary representations, warranties and covenants. The Company was in compliance with all of the credit facility’s covenants as of November 30, 2006.
     As of November 30, 2006, no amounts were outstanding under the credit facility.
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
7. Co-Presentation Agreement
     On September 20, 2006, the Company finalized the terms of an agreement pursuant to which the Company agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, referred to collectively as “JAM”, to jointly present human anatomy exhibitions. Previously, the Company had worked with JAM in accordance with an April 2005 term sheet that the Company terminated on September 7, 2006.
     Pursuant to the agreement, the Company will jointly present nine human anatomy exhibitions with JAM. This number includes seven exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City, Las Vegas, Seattle and Amsterdam) as well as two exhibitions for which locations have not yet been finalized (exhibitions eight and nine). Three exhibitions under the agreement have been completed and have since closed (Tampa, Atlanta, and Mexico City).

     With respect to each exhibition the Company jointly presents with JAM, the Company is responsible for producing the exhibition, as well as exhibition design and installation, including providing exhibition expertise, exhibitry and specimens, and JAM is responsible for marketing and operations. JAM will finance all costs of each jointly presented exhibition. After JAM has recouped its costs from an exhibition’s revenue, the profits from such exhibition will be split equally between the Company and JAM. Thereafter, additional profits will be calculated on a scale that favors the Company. In addition, JAM paid the Company a $500,000 license fee for the Seattle exhibition (exhibition six) and a $1,000,000 license fee for the Amsterdam exhibition (exhibition seven). If a jointly presented exhibition is extended beyond six months, JAM will pay the Company additional fees equal to $83,333 per month (determined on a pro rata basis) with respect to such extended exhibition.
     The Company’s agreement with JAM does not affect the Company’s human anatomy exhibitions in either Monterrey, Mexico or Miami, Florida, which the Company is currently presenting independently. In addition, the agreement provides that, for a one-year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with the Company in the presentation of a human anatomy exhibition.

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
     Our legacy is rooted in our Titanic exhibitions, which honor the ill-fated ocean liner RMS Titanic. The Titanic, which lies 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland, has captivated the thoughts and imaginations of millions of people throughout the world since she struck an iceberg and sank on her maiden voyage in 1912. More than 1,500 of the 2,228 lives on board the Titanic were lost.
     Since 1994, we have maintained our salvor-in-possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, we have the exclusive right to recover objects from the Titanic. Through our explorations, in addition to the 5,500 artifacts we have recovered, we have also obtained oceanic material and scientific data, including metallurgical samples, still photographs and videotape. As a result, we believe that we are in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation and stewardship of the Titanic.
     Our Titanic exhibitions are conducted through our wholly-owned subsidiary RMS Titanic, Inc. We generate income through our touring Titanic exhibitions from admission ticket sales, third party licensing, sponsorship arrangements and merchandise sales. More than 17 million people have visited our Titanic exhibitions world-wide, a testament to the interest in the Titanic and its history and science. We intend to continue presenting our Titanic exhibitions throughout the world in an enlightened and dignified manner that embodies respect for those who lost their lives in the disaster.
     In 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions. Our anatomical “Bodies” exhibitions are designed to educate visitors on the forms and functions of the human body and to inspire viewers to attain better health. We currently operate six such anatomical exhibitions, five of which are known as “Bodies...The Exhibition” and one of which is known as “Bodies Revealed.” As with our Titanic exhibitions, our principal sources of revenue from our human anatomy exhibitions are exhibition ticket sales, merchandise sales, licensing activities and sponsorship arrangements.
     We plan to develop and present new exhibitions both related and unrelated to the Titanic and/or human anatomy. We expect that our future exhibitions will be operated through wholly-owned subsidiaries. All of our exhibitions are operated through wholly-owned subsidiaries. We adopted our holding company structure in October 2004. Prior to that time, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc.

Titanic Exhibitions
     Our Titanic exhibitions have been presented in more than sixty venues throughout the world, including the United States, Canada, Germany, Norway, Sweden, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico and England. The following is a list of our Titanic exhibition locations during the nine-month period ended November 30, 2006:
•	St. Louis Science Center, St. Louis, Missouri (November 11, 2005 to April 15, 2006);

•	Queen Mary, Long Beach, California (December 17, 2005 to September 4, 2006);

•	Oshkosh Public Museum, Oshkosh, Wisconsin (February 4, 2006 to April 30, 2006);

•	Science Center of Iowa, Des Moines, Iowa (May 20, 2006 to August 20, 2006);

•	Miami Museum of Science and Planetarium, Miami, Florida (March 25, 2006 to October 15, 2006);

•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1, 2006 to an undetermined date);

•	The Metreon, San Francisco, California (June 10, 2006 to January 2007);

•	El Paso Science Museum, El Paso, Texas (September 16, 2006 to December 31, 2006);

•	Science Spectrum, Lubbock, Texas (October 5, 2006 to an undetermined date);

•	Foro Polanco, Mexico City, Mexico (October 14, 2006 to an undetermined date);

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4, 2006 to an undetermined date); and

•	Atlanta Civic Center, Atlanta, Georgia (November 11, 2006 to an undetermined date).
     As the above venues close, we intend to announce new venues for our Titanic exhibitions.
“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
     In 2004, we began to leverage our experience in presenting educational exhibitions to conduct exhibitions not related to the Titanic. In March 2005, we acquired 100% of the membership interests in Exhibitions International, LLC, which enabled us to acquire multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of at least twenty whole human body specimens along with approximately 150 single human organs and body parts. We are already in possession of six sets of medical specimens, one of which is known as “Bodies Revealed” and five of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements, each of which is for a five-year term and provides us with the right to extend for up to five additional years at our election.
     These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

     “Bodies Revealed” debuted in August 2004 in Blackpool, England and in Seoul, South Korea and was the first non-Titanic exhibition we produced. We expanded our human anatomy exhibition business by creating two additional exhibitions known as “Bodies...The Exhibition.” The first opened in Tampa, Florida in August 2005 and the second in New York City in November 2005.
     The following is a list of our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during the nine-month period ended November 30, 2006:
•	“Bodies...The Exhibition,” Museum of Science and Industry, Tampa, Florida (August 18, 2005 to February 26, 2006, extended to September 5, 2006);

•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to an undetermined date);

•	“Bodies...The Exhibition,” Atlanta Civic Center, Atlanta, Georgia (March 4, 2006 to September 4, 2006);

•	“Bodies Revealed,” Mexico City, Mexico (March 11, 2006 to September 11, 2006);

•	“Bodies...The Exhibition,” Earl’s Court Exhibition Centre, London, England (April 12, 2006 to July 30, 2006);

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30, 2006 to an undetermined date);

•	“Bodies Revealed,” Campus De La Salud, Technologico de Monterrey, Monterrey, Mexico (September 29, 2006 to undetermined date); and

•	“Bodies...The Exhibition,” Beurs van Berlage Concert and Conference Hall, Amsterdam, the Netherlands (November 25, 2006 to March 2007).
     As the above venues close, we intend to announce new venues for our human anatomy exhibitions.
     Co-Presentation Agreement
     On September 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, referred to collectively as “JAM”, to jointly present human anatomy exhibitions. Previously, we had worked with JAM in accordance with an April 2005 term sheet that we terminated on September 7, 2006.
     Pursuant to the agreement, we will jointly present nine human anatomy exhibitions with JAM. This number includes seven exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City, Las Vegas, Seattle and Amsterdam) as well as two exhibitions for which locations have not yet been finalized (exhibitions eight and nine). Three exhibitions under the agreement have been completed and have since closed (Tampa, Atlanta, and Mexico City).
     With respect to each exhibition we jointly present with JAM, we are responsible for producing the exhibition, as well as exhibition design and installation, including providing exhibition expertise, exhibitry and specimens, and JAM is responsible for marketing and operations. JAM will finance all costs of each jointly presented exhibition. After JAM has recouped from an exhibition’s revenue its costs, the profits from such exhibition will be split equally between us and JAM. Thereafter, additional profits will be calculated on a scale that favors us (e.g., up to 70% of exhibition profits will be allocated to us, except for the Las Vegas exhibition where we will be entitled to 80% of exhibition profits). In addition, JAM paid us a $500,000 license fee for the Seattle exhibition (exhibition six) and a $1,000,000 license fee for the Amsterdam exhibition (exhibition seven). If a jointly presented exhibition is extended beyond six months, JAM will pay us additional fees equal to $83,333 per month (determined on a pro rata basis) with respect to such extended exhibition.
     Our agreement with JAM does not affect our human anatomy exhibitions in either Monterrey, Mexico or Miami, Florida, which we are presenting independently. In addition, the agreement provides that, for the one-year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition.
     Additional Exhibitions
     We plan to develop and present new exhibitions both related and unrelated to the Titanic and/or human anatomy.
     RMS Carpathia Recovery and Conservation
     The only intact artifact ever recovered from the RMS Carpathia, a large porthole, is currently undergoing conservation by the Company. Upon completion, we will feature the porthole in the Company’s Titanic exhibitions. The Company is planning an expedition to the RMS Carpathia, which may occur as early as the open weather window of summer 2007.

Results of Operations
     A summary of our results of operations as a percentage of revenue for the three and nine month periods ended November 30, 2006 and 2005, respectively, is shown below (unaudited):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2006	2005	2006
Revenue:
Exhibition revenues	95.6%	96.4%	94.5%	94.8%
Merchandise and other	3.6%	3.3%	4.5%	4.8%
Sale of coal	0.8%	0.3%	1.0%	0.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	32.3%	23.5%	25.6%	22.0%
Cost of merchandise sold	0.1%	0.4%	0.2%	0.5%
Cost of coal sold	0.0%	0.1%	0.1%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	32.5%	23.9%	26.0%	22.5%

Gross profit	67.5%	76.1%	74.0%	77.5%

Operating expenses:
General and administrative	60.5%	26.5%	45.1%	32.7%
Depreciation and amortization	10.5%	4.3%	7.2%	5.3%
Litigation settlement	0.0%	0.0%	0.0%	1.7%
Loss on sale of fixed assets	0.0%	0.0%	0.9%	0.0%

Total operating expenses	71.0%	30.8%	53.3%	39.7%

Income from operations	-3.5%	45.3%	20.7%	37.7%

Other income and expenses:
Interest income	1.2%	0.7%	0.4%	0.5%
Interest expense	-0.5%	-0.2%	-0.7%	-0.3%
Other income	6.1%	0.3%	1.9%	0.2%

Total other income and expenses	6.7%	0.9%	1.5%	0.5%

Income before provision for income taxes	3.2%	46.1%	22.3%	38.2%

Provision (benefit) for income taxes	0.0%	18.5%	0.0%	15.3%

Net income	3.2%	27.7%	22.3%	22.9%

The Quarter Ended November 30, 2006 Compared to the Quarter Ended November 30, 2005
     During the quarter ended November 30, 2006, our revenue increased approximately 187% to $7,946,000 as compared to $2,772,000 in the quarter ended November 30, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 189% to $7,659,000 during the quarter ended November 30, 2006 as compared to $2,650,000 for the quarter ended November 30, 2005. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions to seven from five in the prior year period. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the quarter ended November 30, 2006. In the quarter ended November 30, 2005 we had two operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. Our Titanic exhibitions contributed approximately 23% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 77% of our revenue during the quarter ended November 30, 2006.
     Merchandise and other revenue increased approximately 159% from $101,000 to $262,000, during the quarter ended November 30, 2005 as compared to the quarter ended November 30, 2006. This increase is attributable to an increase in the number of locations of our

Titanic exhibitions that have gift shops that sell our merchandise to seven as compared to five in the prior year period. Our sale of coal recovered from the Titanic increased to $25,000 from $21,000, or approximately 19%, during the quarter ended November 30, 2006 as compared to the quarter ended November 30, 2005.
     We incurred exhibition costs of $1,867,000 and $895,000 for the third quarter ended November 30, 2006 and 2005, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and de-installation of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 24% and 34%, respectively, for the quarters ended November 30, 2006 and 2005, respectively. We had an increase in exhibition costs during the quarter ended November 30, 2006 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition. We also had exhibition costs in the current quarter related to presenting our own anatomical exhibitions independently without JAM, where we incurred all related exhibition costs.
     During the quarter ended November 30, 2006, our gross profit increased approximately 223% to $6,045,000 as compared to $1,872,000 in the quarter ended November 30, 2005. Gross profit was 76% and 68% for the quarters ended November 30, 2006 and 2005, respectively. This increase in gross profit was principally attributable to an increase in the number of our anatomical exhibitions during the quarter ended November 30, 2006 to six from two in the quarter ended November 30, 2005 as well as our increase in the number of locations of directly managed Titanic exhibitions to seven from five in the prior year period.
     Our general and administrative expenses increased to $2,105,000 from $1,677,000, or approximately 26%, during the quarter ended November 30, 2006 as compared to the quarter ended November 30, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee and director stock and options and consultant stock and warrants of approximately $645,000. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $49,000 or 17% to $341,000 during the quarter ended November 30, 2006 as compared to $292,000 for the quarter ended November 30, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions, primarily consisting of exhibitry. Depreciation expense was $152,000 and $103,000 during the quarter ended November 30, 2006 and 2005, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $189,000 during the quarter ended November 30, 2006 and 2005.
     We realized income from operations of $3,599,000 during the quarter ended November 30, 2006 as compared to a loss of $97,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of our ongoing Titanic exhibitions and a greater contribution from an increase in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. During the quarter ended November 30, 2006, we had thirteen concurrent exhibitions being presented (seven Titanic and six Bodies exhibitions), as compared to eight concurrent exhibitions being presented in the same prior year period (five Titanic and three Bodies exhibitions).

     Interest income of $55,000 was primarily associated with interest earned on our bank cash balances during the quarter ended November 30, 2006. We incurred interest expense of $12,000 and $14,000 for the quarter ended November 30, 2006 and 2005. Interest expense primarily pertains to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $3,667,000 for the quarter ended November 30, 2006 as compared to net income before provision for income taxes of $90,000 in the same prior year period. Our provision for income taxes was $1,467,000 or 40% for the quarter ended November 30, 2006. We did not have any provision for income taxes during the quarter ended November 30, 2005. We realized net income of $2,200,000 during the quarter ended November 30, 2006 as compared to net income of $90,000 in the same prior year period.
     Basic and diluted income before provision for income taxes per common share for the quarter ended November 30, 2006 was $0.13 and $0.12, respectively. Basic and diluted income before provision for income taxes per common share for the quarter ended November 30, 2005 was $0.00. We believe that basic and diluted income before provision for income taxes is relevant for comparability purposes since there was no provision for income taxes in the quarter ended November 30, 2005.
     Basic income per common share for the quarters ended November 30, 2006 and 2005 was $0.08 and $0.00, respectively. The basic weighted average shares outstanding for each of the quarters ended November 30, 2006 and 2005 was 28,310,105 and 24,517,620, respectively.
     Diluted income per common share for each of the quarters ended November 30, 2006 and 2005 was $0.07 and $0.00, respectively. The diluted weighted average shares outstanding for the quarter ended November 30, 2006 and 2005 was 31,881,095 and 27,824,242, respectively.
The Nine Month Period Ended November 30, 2006 Compared to the Nine Month Period Ended November 30, 2005
     During the nine month period ended November 30, 2006, our revenue increased approximately 122% to $20,048,000 as compared to $9,038,000 in the nine month period ended November 30, 2005. This increase was primarily attributable to an increase in exhibition revenue of approximately 123% to $19,006,000 during the nine month period ended November 30, 2006 as compared to $8,540,000 for the nine month period ended November 30, 2005. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions from five in the prior year period to seven in the current year. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the nine-month period ended November 30, 2006. During the nine months ended November 30, 2005 we had two operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. Our Titanic exhibitions contributed approximately 25% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 75% of our revenue during the nine month period ended November 30, 2006.
     Merchandise and other revenue increased approximately 134% from $411,000 to $961,000, during the nine month period ended November 30, 2005 as compared to the nine month period ended November 30, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise to seven as compared to five in the prior year period. Our sale of coal recovered from the Titanic decreased to $81,000 from $87,000, or approximately 7%, during the nine-month period ended November 30, 2006 as compared to the nine month period ended November 30, 2005.

     We incurred exhibition costs of $4,404,000 and $2,318,000 for the nine month periods ended November 30, 2006 and 2005, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and de-installation of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens as well as, costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and de-installation of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 23% and 27%, respectively, for the nine-month periods ended November 30, 2006 and 2005. We had an increase in exhibition costs during the nine month periods ended November 30, 2006 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition. We also had exhibition costs in the current nine-month period related to presenting our own anatomical exhibitions independently without JAM, where we incurred all related exhibition costs.
     During the nine-month period ended November 30, 2006, our gross profit increased approximately 132% to $15,529,000 as compared to $6,689,000 in the nine-month period ended November 30, 2005. Gross profit was 77% and 74% of revenue for the nine-month periods ended November 30, 2006 and 2005, respectively. This increase in gross profit was principally attributable to an increase in the number of our anatomical exhibitions during the nine month period ended November 30, 2006 to six from two in the nine month period ended November 30, 2005 as well as our increase in the number of locations of directly managed Titanic exhibitions to seven from five in the prior year period.
     Our general and administrative expenses increased to $6,563,000 from $4,076,000, or approximately 61%, during the nine-month period ended November 30, 2006 as compared to the nine-month period ended November 30, 2005. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee and director stock and options and consultant stock and warrants of approximately $1,500,000. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $398,000 or 61% to $1,053,000 during the nine month period ended November 30, 2006 as compared to $655,000 for the nine month period ended November 30, 2005. This increase primarily reflects additional investments made in fixed assets for our exhibitions, primarily consisting of exhibitry. Depreciation expense was $486,000 and $260,000 during the nine-month period ended November 30, 2006 and 2005, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $567,000 and $395,000 during the nine-month period ended November 30, 2006 and 2005, respectively.
     We recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement during the nine-month period ended November 30, 2006. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008.
     We realized income from operations of $7,563,000 during the nine month period ended November 30, 2006 as compared to income of $1,874,000 from operations in the same prior year period. We attribute this increase in income from operations to the increase in the number of our ongoing Titanic exhibitions and a greater contribution from an increase in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of November 30, 2006, we had thirteen concurrent exhibitions being presented (seven Titanic and six Bodies exhibitions), as compared to eight concurrent exhibitions in the same prior year period (five Titanic and three Bodies exhibitions).

     Interest income of $107,000 was primarily associated with interest earned on our bank cash balances during the nine-month period ended November 30, 2006. We incurred interest expense of $51,000 and $65,000 for the nine month periods ended November 30, 2006 and 2005. Interest expense primarily pertained to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid during April 2006.
     We realized net income before provision for income taxes of $7,655,000 for the nine-month period ended November 30, 2006 as compared to net income before provision for income taxes of $2,014,000 in the same prior year period. Our provision for income taxes was $3,062,000 or 40% for the nine-month period ended November 30, 2006. We did not have any provision for income taxes during the nine-month period ended November 30, 2005. We realized net income of $4,593,000 during the nine month period ended November 30, 2006 as compared to net income of $2,014,000 in the same prior year period.
     Basic and diluted income before provision for income taxes per common share for the nine-month period ended November 30, 2006 was $0.28 and $0.25, respectively. Basic and diluted income before provision for income taxes per common share for the nine-month period ended November 30, 2005 was $0.09 and $0.08, respectively. We believe that basic and diluted income before provision for income taxes is relevant for comparability purposes since there was no provision for income taxes in the quarter ended November 30, 2005.
     Basic income per common share for each of the nine-month periods ended November 30, 2006 and 2005 was $0.17 and $0.09, respectively. The basic weighted average shares outstanding for each of the nine-month periods ended November 30, 2006 and 2005 was 27,338,690 and 23,453,426, respectively. Diluted income per common share for each of the nine-month periods ended November 30, 2006 and 2005 was $0.15 and $0.08, respectively. The diluted weighted average shares outstanding for the nine-month periods ended November 30, 2006 and 2005 was 30,665,766 and 26,760,048, respectively.
Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash provided by operating activities was $6,121,000 for the nine month period ended November 30, 2006, as compared to net cash provided by operating activities of $1,393,000 in the nine month period ended November 30, 2005. This increase in net cash is primarily the result of the reduction of accounts receivable from JAM, our co-presentation partner on certain of our human anatomy exhibitions, as well as additional cash provided by the growth in the number of our exhibitions.
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at the dates indicated:

	As of February 28,	As of November 30,
	2006	2006
		(unaudited)
Working Capital (in thousands)	$7,054	$15,671
Current Ratio	3.62	8.34

     Our net working capital increased by $8,617,000 at November 30, 2006, as compared to February 28, 2006. This increase is primarily the result of an increase in cash and cash equivalents of $6,047,000 primarily associated with new anatomical exhibitions, which opened during our nine-month period ended November 30, 2006 as well as our receipt of proceeds from the exercise of outstanding options and warrants. Our accounts receivable increased $1,564,000 at November 30, 2006 as compared to February 28, 2006, primarily as result of the opening an increased number of exhibitions. Our prepaid expenses and other current assets increased by $1,023,000, primarily as a result of an increase in reimbursable expenses for exhibitions, again attributable to openings of our anatomical exhibitions during the nine-month period ended November 30, 2006. As a result, our current ratio increased from 3.62 to 8.34 from February 28, 2006 to November 30, 2006, respectively.
     Cash flows from investing activities
     For the nine-month period ended November 30, 2006, the total cash used in investing activities was $2,146,000, which was the result of purchases of property and equipment for $2,146,000. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate approximately $2,500,000 during the year ending February 28, 2007.
     Cash flows from financing activities
     For the nine-month period ended November 30, 2006, cash provided by financing activities was $2,027,000 and included repaying both the entire outstanding balance due on our shareholder loan in the amount of approximately $333,000, as well as the entire outstanding balance on our credit facility of approximately $334,000. In addition, upon the opening our fifth exhibition with our co-presentation partner during the nine-month period ended November 30, 2006, we made the final payment of $500,000 due under the original $2,425,000 loan, which was advanced to us in 2006. This loan has now been completely repaid. We also repaid $750,000 under the promissory note we assumed in connection with our acquisition of Exhibition International, LLC in March 2005. In addition, we received approximately $1,726,000 in cash from the exercise of options and warrants during the nine-month period ended November 30, 2006. During the nine months ended November 30, 2006, we realized an excess tax benefit of approximately $2,219,000 from the exercise of stock options, which we recorded as income taxes receivable in our financial statements to reflect the value of the income tax benefit we anticipate receiving.
     Our shareholders’ equity was $28,641,000 at November 30, 2006, as compared with $19,675,000 at February 28, 2006.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. in order to help finance the expansion of our exhibition business. The credit facility replaced our prior $750,000 revolving line of credit facility with Bank of America. The new credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants. We were in compliance with all of the credit facility’s covenants as of November 30, 2006. On April 26, 2006, we borrowed $334,000 under the credit facility to repay the remaining principal on our shareholder loan. As of November 30, 2006, there was no balance on the credit facility.

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
     In the fiscal year ended February 28, 2005, we received a shareholder loan of $500,000 that provided funding to assist us in our transition to directly managing an increasing number of our own exhibitions. This shareholder loan was unsecured and had a five-year term with interest at six percent over the prime rate and required quarterly payments of interest and principal. We repaid this loan in April 2006.
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
     In exhibition arrangements that have a variable fee structure, a customer may guarantee to pay us a nonrefundable minimum amount that is to be applied against variable fees. We record this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.
     Our customers provide us with gross receipt information, marketing costs, promotional costs, and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our customers. The amount of revenue recognized in any given quarter or quarters from all of our exhibitions depends on the timing, accuracy, and sufficiency of information we receive from our customers to determine revenues and associated gross profits.
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
     Artifacts recovered in our 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value (“NRV”). The government of France granted us ownership of these 1,800 artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.
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
     Accounting Policy for Capitalizing Exhibition License Costs
     Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs and body parts for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, we may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. In addition, we may obtain exclusive and non-exclusive rights to conduct anatomical exhibitions in certain geographic locations.
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
     In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of March 1, 2007 (2008 for us), as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, the adoption of FIN No. 48 will have on our financial position and results of operations

Forward-Looking Statements
     Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K, Amendment No. 1, and elsewhere in this Quarterly Report on Form 10-Q. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this Report will prove to be accurate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in this Report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations. However, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For the nine month period ended November 30, 2006, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow, as the only interest expense affected by changes in interest rates is the interest expense related to borrowings outstanding under our credit facility, which balance was $0 at November 30, 2006.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the nine month period ended November 30, 2006, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the U.S. dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against us in an action entitled Exhibit Human: The Wonders Within, Inc. and RMS Titanic, Inc. In its claim, Exhibit Human alleges that we breached our contract with Exhibit Human pursuant to which we acquired a license to exhibit certain anatomical specimens that we present in our “Bodies Revealed” exhibition. Later that month, we filed a counterclaim against Exhibit Human in which we allege that Exhibit Human breached its obligations to us under the same contract. Although we intend to defend ourselves at the arbitration and to vigorously pursue our counterclaim, the outcome of this matter cannot be predicted.
     On April 6, 2006, we filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which we were seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that we present in our “Bodies Revealed” exhibition. On December 19, 2006, the court granted summary judgment to Exhibit Human. The court held that proper jurisdiction over this matter lies with the arbitrator, not the court. We have not yet determined whether we will appeal this decision.
     On August 22, 2006, we filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which we allege damages stemming from the defendants’ failure to compensate us for moneys due to us under a contract for the presentation of a Titanic exhibition in Athens, Greece. We have alleged breach of contract, fraud, conversion, and breach of fiduciary duty in the complaint. None of the defendants has yet been served and we cannot predict the outcome of the case.

     Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006 and August 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     We issued 300,000 shares of our common stock during the nine-month period ended November 30, 2006 upon the exercise of warrants issued in March 2005 in connection with our acquisition of Exhibitions International, LLC. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $450,000 in connection with such warrant exercises.
     We issued 1,134,310 shares of our common stock upon the exercise of employee stock options during the nine-month period ended November 30, 2006. Such securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exception provided by Section 4(2) of such Act. We received approximately $615,000 of consideration in connection with such option exercises.
ITEM 6. EXHIBITS.
     See Index to Exhibits on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: January 9, 2007	By: /s/ Arnie Geller Arnie Geller, President and Chief Executive Officer
Dated: January 9, 2007	By: /s/ Stephen Couture Stephen Couture, Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith