Form 10-K
period 2007-02-28
PREMIER EXHIBITIONS, INC.
filed 2007-05-10
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 000-24452

PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3340 Peachtree Rd., NE, Suite 2250
Atlanta, GA 30326
(Address of principal executive offices)

Registrant’s telephone number, including area code: 404-842-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 31, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $95,825,000, based upon the closing price for such Common Stock as reported on the NASDAQ Capital Market on August 31, 2006. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of April 20, 2007, was 29,236,645.

Portions of the registrant’s proxy statement, which will be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2007 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves certain risks and uncertainties. The actual results or outcomes of Premier Exhibitions, Inc. (hereinafter sometimes referred to as “we,” “us,” “our,” or the “Company”) may differ materially from those anticipated. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any such assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate.

In light of the significant uncertainties and risks inherent in the forward-looking statements included herein, such information should not be regarded as a representation by us that our objectives and plans will be achieved. Included in these risks are fluctuations in operating results, uncertainty regarding the results of certain legal proceedings, competition and other risks set forth herein and in other reports we have filed. Such statements consisting of any statement other than a recitation of historical fact can be identified by the use of forward-looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. We do not undertake an obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.

ITEM 1.	BUSINESS

Overview of our Business

We are in the business of developing and touring museum quality exhibitions. We are perhaps best known for our Titanic exhibitions which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated ocean liner, RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland.

Since 1994, we have maintained our Salvor-in-Possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images, and cultural materials associated with the shipwreck. This includes oceanic material, metallurgical and scientific data, still photography and videotape (which has been converted to a digital format), as well as artifacts from the Titanic wreck site. We utilize this data and the artifacts for historical verification, scientific education and public awareness. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation, and stewardship of the Titanic shipwreck.

Our Titanic exhibitions continue to tour throughout the world and have been viewed by more than 18 million people. We currently operate seven Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” We generate income through ticket sales, third party licensing, sponsorship and merchandise sales. We intend to continue presenting Titanic exhibitions throughout the world in an enlightening and dignified manner that embodies respect for all of those who sailed with her.

In 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently operate seven human anatomy exhibitions, six of which are known as “Bodies...The Exhibition” and one of which is known as “Bodies Revealed.” We plan to present additional human anatomy-based exhibitions in the future.

We operate all of our exhibitions through wholly-owned subsidiaries. At this time, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We also operate our human anatomy exhibitions through subsidiaries. We adopted this holding company structure in October 2004. Prior to that, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc. In the future, we plan to conduct additional exhibitions, unrelated to the Titanic or human anatomy, and we expect to conduct those exhibitions through additional subsidiaries that we will organize as needed.

Through February 28, 2007, the end of our most recent fiscal year, we generated the majority of our revenue from activities related to our human anatomy exhibitions. Our principal sources of revenue are exhibition ticket sales, merchandise sales, licensing activities and sponsorship agreements.

Origins and History of the Company

Titanic Ventures Limited Partnership, or (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and its surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea, or (“IFREMER”), to conduct an expedition and dive to the wreck of the Titanic. IFREMER is among the world’s largest oceanographic institutes and is owned by the French government. Using state-of-the-art technology provided by IFREMER, approximately 60 days of research and recovery operations were performed by TVLP at the Titanic wreck site through the use of a manned submersible named Nautile. Approximately 1,800 objects were recovered during the course of the 32 dives in that expedition. In addition to the recovery of historic objects, the 1987 expedition also produced approximately 140 hours of videotape footage and an estimated 7,000 still photographs of the wreck site. The French government subsequently conveyed to us title to these artifacts. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reconfirmed the validity of our title to the 1,800 artifacts recovered during the 1987 expedition.

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

In August and September 2004, we conducted our seventh expedition to the Titanic wreck site. Expedition 2004 departed from Halifax, Nova Scotia, Canada on August 25, 2004 and for the first time allowed us to rely exclusively on a deep ocean remotely operated vehicle, or ROV, that permitted the expedition to utilize round-the-clock underwater operations. In addition to the recovery of 75 historic artifacts from the Titanic wreck site, we discovered a new debris field that includes remnants from the first class a la carte restaurant. We plan to continue recovery work in the future through additional expeditions to the Titanic wreck-site.

During 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions, which explore the marvels of the human body. We currently operate one exhibition known as ‘Bodies Revealed” and six exhibitions known as “Bodies...The Exhibition.” We plan to present additional anatomy-based exhibitions in the future.

Our executive offices are located at 3340 Peachtree Road, NE, Suite 2250, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain web sites located at www.prxi.com, www.rmstitanic.net, www.titanicscience.com, www.bodiesrevealed.com, and www.bodiestheexhibition.com. Information on our websites is not part of this report.

Exhibitions Operated by the Company

Titanic Exhibitions

Our Titanic exhibitions have been exhibited in more than 60 venues throughout the world, including venues in the United States, Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico and England. The following is a list of our Titanic exhibition locations and dates during the fiscal year ended February 28, 2007 (or “fiscal year 2007”):

•	The Zappion, Athens, Greece (October 8, 2005 to March 1, 2006);

•	St. Louis Science Center, St. Louis, Missouri (November 11, 2005 to April 15, 2006);

•	The AT Center, Seoul, South Korea (December 3, 2005 to March 1, 2006);

•	Queen Mary, Long Beach, California (December 17, 2005 to September 4, 2006);

•	OshKosh Public Museum, OshKosh, Wisconsin (February 4, 2006 to April 30, 2006);

•	Science Center of Iowa, Des Moines, Iowa (May 20, 2006 to August 20, 2006);

•	Miami Museum of Science and Planetarium, Miami, Florida (March 25, 2006 to October 15, 2006);

•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1, 2006 to an undetermined date);

•	The Metreon, San Francisco, California (June 10, 2006 to January 28, 2007);

•	El Paso Science Museum, El Paso, Texas (September 16, 2006 to February 25, 2007);

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4, 2006 to May 13, 2007);

•	Science Spectrum, Lubbock, Texas (October 5, 2006 to January 1, 2007);

•	Foro Polanco, Mexico City, Mexico (October 16, 2007 to January 1, 2007);

•	Atlanta Civic Center, Atlanta, Georgia (November 11, 2006 to May 6, 2007);

•	Turtle Bay Exploration Park, Redding, California (February 24, 2007 to May 28, 2007); and

•	Exploration Place, Wichita, Kansas (January 13, 2007 to March 25, 2007).

The following lists our Titanic exhibition locations and dates that, as of the date of this report, opened or have been announced during our fiscal year ending February 28, 2008 (or “fiscal year 2008”):

•	Royal BC Museum, Victoria, British Columbia, Canada (April 14, 2007 to October 14, 2007);

•	Visual Arts Center of Northwest Florida, Panama City, Florida (May 25, 2007 to September 3, 2007);

•	Denver Museum of Nature & Science, Denver, Colorado (June 22, 2007 to January 6, 2008);

•	Ontario Science Centre, Toronto, Canada (June 2, 2007 to January 6, 2008); and

•	European tour beginning in Kiel, Germany (June 16, 2007 to an undetermined date).

We anticipate opening additional Titanic exhibitions during fiscal year 2008. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibit locations may change.

“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions

In March 2005, we acquired all of the membership interests in Exhibitions International, LLC, which enabled us to gain multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of several whole human body specimens plus approximately 150 single human organs and body parts. We are presently in possession of eight sets of medical specimens, one of which is known as “Bodies Revealed” and seven of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements.

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

‘‘Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. The following is a list of our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during fiscal year 2007:

•	“Bodies...The Exhibition,” Museum of Science and Industry, Tampa, Florida (August 18, 2005 to February 26, 2006; extended to September 5, 2006);

•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to an undetermined date);

•	“Bodies...The Exhibition,” Atlanta Civic Center, Atlanta, Georgia (March 4, 2006 to September 4, 2006);

•	“Bodies Revealed,” Foro Polanco, Mexico City, Mexico (March 11, 2006 to September 11, 2006);

•	“Bodies...The Exhibition,” Earl’s Court Exhibition Centre, London, England (April 12, 2006 to July 30, 2006);

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22, 2006 to March 25, 2007);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30, 2006 to April 29, 2007);

•	“Bodies Revealed,” Campus De La Salud, Echnoligico de Monterrey, Monterrey, Mexico (September 29, 2006 to January 1, 2007);

•	“Bodies...The Exhibition,” Beurs van Berlage Concert and Conference Hall, Amsterdam, The Netherlands (November 25, 2006 to April 14, 2007); and

•	“Bodies Revealed,” OCA Ibirapuera Park, Sao Paulo, Brazil (February 28, 2007 to July 29, 2007).

The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations, as of the date of this report, that opened or have been announced during fiscal year 2008:

•	“Bodies...The Exhibition,” The Streets at Southpoint, Durham, North Carolina (April 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 1101 Wilson Boulevard (the former Newseum site), Arlington, Virginia (Washington, D.C. Metro Area) (April 14, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Westfield UTC, San Diego, California (May 12, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Carnegie Science Center, Pittsburgh, Pennsylvania (October 1, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Palacio dos Condes do Restelo, Lisbon, Portugal (May 5, 2007 to an undetermined date); and

•	“Bodies...The Exhibition,” Lucerna, Prague, Czech Republic (May 5, 2007 to an undetermined date).

We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during fiscal year 2008. Due to the uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.

Co-Production Agreements

On September 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM”, to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington D.C. and San Diego. At this time, the exhibitions in Tampa, Atlanta, Mexico City, Seattle and Amsterdam have been completed successfully and have closed, the exhibitions in New York, Las Vegas and Washington D.C. have commenced and are currently open, and the exhibition in San Diego is expected to open on or about May 12, 2007. Previously, we had worked with JAM in accordance with an April 2005 term sheet that we terminated on September 7, 2006.

Our September 20, 2006 agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements and located in Monterrey, Mexico; Miami; Sao Paulo, Brazil; Lisbon, Portugal; Prague, Czech Republic; Pittsburgh; and Durham. In addition, the JAM agreement provides that, for the one-year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition.

Additional Exhibitions

We intend to develop and present new exhibitions in the future, including additional exhibitions both related and unrelated to the Titanic or to human anatomy.

Merchandising

We earn revenue from the sale of merchandise, such as catalogs, posters and Titanic-related jewelry. We have a contractual relationship with Event Management, Inc., which is an unaffiliated company that operates gift shops at exhibitions and other locations. Event Management sells our merchandise at exhibitions, as well as through its web site and its other distribution channels. In connection with these sales, we receive 30% of the net sale proceeds, and we receive license fees from Event Management for the use of our names and logos. We publish exhibition catalogs, which are sold at our exhibition gift shops.

In addition, we have developed several retail products utilizing coal recovered from the Titanic. We intend to continue developing products to increase our merchandising revenues.

Titanic Expeditions

With the depth of the Titanic wreck approximately two and one-half miles below the surface of the North Atlantic Ocean, we are dependent upon chartering vessels outfitted with highly advanced deep sea technology in order to conduct expeditions to the wreck site. In our 1987, 1993, 1994, 1996, and 1998 expeditions, we entered into charter agreements with IFREMER, pursuant to which IFREMER supplied the crew and equipment necessary to conduct research and recovery efforts. In addition to utilization of the research vessel Nadir, recovery efforts were undertaken through the manned submersible Nautile. Small, hard-to-reach areas necessary for visual reconnaissance efforts were accessed by a small robot, known as Robin, controlled by crewmen on board the Nautile. The dive team had the capability of retrieving both heavy objects, such as a lifeboat davit weighing approximately 4,000 pounds, and fragile objects weighing only a few ounces. Because of the immense pressure of approximately 6,000 pounds per square inch at the depth of the wreck site, it is impossible for a dive team to reach such depths and explore the wreck site through any means other than a submersible or a remotely operated vehicle. The Nautile and Robin were each equipped with video and still cameras that recorded all recovery and exploration efforts. In connection with our 1987, 1993, 1994, 1996, 1998, 2000, and 2004 expeditions to the wreck site, we engaged maritime scientists and other professional experts to assist in the exploration and recovery efforts.

Our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the “open weather window” for such activities. Research and recovery efforts with a manned submersible are presently limited to the availability and the co-operation with the Nautile through charter arrangements with IFREMER and MIR I and MIR II using charter arrangements with P.P. Shirshov Institute of Oceanology. To our knowledge, no other manned submersible with the capability of reaching the depth of the Titanic is presently available commercially; however there are a number of remotely operated vehicles available for hire. Based upon our experience with the 2004 expedition, remotely operated vehicles are a viable alternative to manned submersibles. The availability of remotely operated vehicles has substantially increased our flexibility in chartering for future expeditions.

Restoration and Conservation of Titanic Artifacts

Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration and fragility. Having been submerged in the depths of the ocean for up to 95 years, objects have been subjected to the corrosive effects of chlorides present in seawater. The restoration of many of the metal, leather and paper artifacts requires the application of sophisticated electrolysis and other electrochemical techniques. Some of the artifacts recovered from the 1987 expedition were stabilized and conserved by the laboratories of Electricite de France, a French government-owned utility. Many of the artifacts recovered from the 1987, 1993, 1994, 1996 and 1998 expeditions have undergone conservation processes at LP3, a privately-owned conservation laboratory in Semur-en-Auxois, France. When not being exhibited or not being conserved at other conservation facilities, almost all of our Titanic artifacts are housed in our conservation and warehouse facility located in Atlanta, Georgia.

Science and Archaeology Related to the Titanic

The Titanic was a great ocean liner, which bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. With the exception of adventure tourism, we believe that all of these purposes are legitimate and beneficial to society. We also believe that the multiple values associated with the Titanic and its status as a social and cultural icon demand the attention of many experts in scientific interpretation and stewardship of the site. We have developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research, and resource management to aid in stewardship of the Titanic wreck site.

We hope to work with the U.S. government and the P.P. Shirshov Institute of Oceanology to present our collection of knowledge and cultural materials to researchers, educators, and other audiences in the form of scientific reports, an associated interactive web site, and other intellectual products that advance our purposes. Revenues from the sale of these intellectual products are expected to at least meet the total production costs. The scientific reports will integrate the results of all expeditions to the Titanic wreck site since its discovery. In addition, the publication will include the first comprehensive site plan of the Titanic, which will assist in determining future products in research, materials conservation and education. The interactive web site will present this scientific knowledge as well as the entire collection of Titanic-related cultural materials.

RMS Carpathia

In May 2001, we acquired ownership of the wreck of the Carpathia, which was sunk by a German torpedo during World War I off the coast of Ireland. The Carpathia rescued more than 700 of the Titanic’s survivors in the early morning hours of April 15, 1912. On February 28, 2007, our wholly-owned subsidiary RMS Titanic, Inc. entered into a sale agreement with Seaventures Ltd. pursuant to which Seaventures Ltd. acquired from the Company all of its ownership interest in the RMS Carpathia for $3,000,000. Also, on February 28, 2007, Seaventures Ltd. purchased an option from the Company to present the first exhibition of objects recovered from the RMS Carpathia together with certain of the Company’s Titanic artifacts. The Company received payment of $1,500,000 from Seaventures Ltd. for the sale of this option. The principal of Seaventures Ltd., Joseph Marsh, is also a holder of more than 5% of our common stock. The above referenced agreements were negotiated by us on an arm’s length basis.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the United States from time to time. Approximately 4% and 20% of our revenues in fiscal years 2007 and 2006, respectively, resulted from revenues from exhibition and merchandising activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” in this annual report on Form 10-K for more information.

Competition

The entertainment and exhibition industries are intensely competitive. Given our limited capital resources, there can be no assurances that we will continue to be able to compete effectively. Many enterprises with which we compete or may compete have substantially greater resources than we do.

Following the success of the motion picture “Titanic” in 1997, a number of entities have undertaken, or announced an intention, to offer exhibitions or events with the Titanic theme or involving memorabilia related to its sinking. Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we may encounter competition from other Titanic exhibitions or events in the future,

In addition, we compete with other human anatomy exhibitions that are similar to ours. We believe we have a competitive advantage over this competition because our exhibitions are presented using a unique educational approach and our specimens are of extremely high quality.

The success of our merchandising efforts will depend largely upon consumer appeal and the success of our exhibitions. We believe that our merchandise will effectively compete because of its unique character and quality.

Our many years of experience in the exhibition industry have enabled us to present exhibitions with mass appeal to consumers of entertainment, museum, scientific and educational offerings. These consumers recognize the quality and value of the educational experience of our exhibitions. We believe we compete with other entities based upon the mass appeal of our current and planned exhibitions to consumers of entertainment, museum, scientific and educational offerings, and the quality and value of the entertainment experience. Our Titanic exhibitions have no direct competitors that present Titanic artifacts recovered from the Titanic wreck site. However, our Bodies exhibitions have several competitors.

Environmental Matters

We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. We do not anticipate that the costs to comply with such laws and regulations will have any material effect on our capital expenditures, earnings, or competitive position.

Employees

As of the date of this report we had 56 full-time employees. We are not a party to any collective bargaining agreement and we believe that our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

Our corporate website is www.prxi.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. This information is available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed through the “Investor Relations” section of “The Company” link on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website.

ITEM 1A.	RISK FACTORS

Until recently, we have had a history of operating losses, and there is no assurance that we will maintain profitability in the future.

We have a history of operating losses. As recently as our fiscal year ended February 28, 2005, we experienced a net loss from continuing operations of $2,417,000. Only in the last two fiscal years have we achieved profitability. We cannot predict if we will continue to be profitable. It is uncertain if our future prospects will result in profitable operations and, if we experience future losses, the value of an investment in our common stock could decline significantly.

Our future operating results will depend on our ability to successfully implement our new business strategy, which in turn depends on many factors, some of which are beyond our control.

We are a general exhibition company. Previously, we relied on third parties to produce our exhibitions, and we limited our exhibitions to displays of Titanic artifacts. However, we are now the sole producers of our Titanic exhibitions, and we no longer rely on third parties for the production of these exhibitions. Moreover, we have expanded our exhibitions beyond those related to the Titanic to include human anatomy exhibitions. Our future operating results will depend on many factors, some of which we believe are beyond our control, including:

•	our ability to continue to exhibit certain of the Titanic artifacts;

•	our ability to develop new exhibitions that the public will attend;

•	our ability to operate our exhibitions profitably; and

•	the continued popularity of and public demand for our exhibitions.

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

We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain of the Titanic artifacts already under our control.

At a future date, a trial may be held in the U.S. District Court for the Eastern District of Virginia to determine a salvage award to compensate us for our efforts in recovering certain items from the wreck of the Titanic. Although the trial to determine the salvage award has been delayed indefinitely, the court has already ruled that it would likely not give us title to certain of the artifacts. As a result, at this time, the outcome of the salvage award trial is uncertain. It is possible that we may not be granted a salvage award that is commensurate with our recovery efforts. It is also possible that the court will take possession of certain of the Titanic artifacts, which may prevent us from conducting future Titanic exhibitions. These outcomes could have a material adverse effect on our ability to conduct Titanic exhibitions, which could adversely affect our results of operations.

If we are unable to maintain our Salvor-in-Possession rights to the Titanic wreck and wreck site, our Titanic exhibitions could face increased competition and we could lose the right to exhibit certain of the Titanic artifacts.

As recently as January 31, 2006, the U.S. Court of Appeals for the Fourth Circuit recognized that we are the exclusive Salvor-in-Possession of the Titanic wreck and wreck site. Salvor-in-Possession status enables us to prevent third parties from salvaging the Titanic wreck and wreck site and from interfering with our rights to salvage the wreck and wreck site. To maintain our Salvor-in-Possession rights, we must maintain a presence over the wreck site as interpreted by the courts. In addition, we may have to commence legal proceedings against third parties who attempt to violate our rights as Salvor-in-Possession, which may be expensive and time-consuming. Moreover, there are no assurances that the court will continue to recognize us as the sole and exclusive Salvor-in-Possession of the Titanic wreck and wreck site. If we were to lose our Salvor-in-Possession rights, our Titanic exhibitions could be exposed to competition and we could lose the right to exhibit certain of the Titanic artifacts. Either of these outcomes would have a material adverse effect on our operating results.

Our exhibitions are becoming subject to increasing competition.

We believe that our Titanic exhibition business is changing. For example, an adverse ruling by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. Because of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to new competition that could, for example, result in our losing documentary opportunities. Moreover, it is possible that other companies may attempt to explore the Titanic wreck site in the future. If these companies were successful, we would face increased competition. Additionally, the availability of remote operated vehicles for charter from third parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. These changes, as well as others, such as new laws and treaties or new interpretations of existing laws or treaties, could have a material adverse effect on our business.

In addition, our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions are subject to competition from other human anatomy exhibition vendors. To the extent other exhibition companies are successful at marketing and promoting competing exhibitions that are perceived more favorably than our exhibitions by the public, there could be a material adverse effect on our business.

We are subject to currency exchange rate fluctuations, which may negatively affect our results of operations.

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

We believe that our future success depends to a significant degree on the skills and efforts of Arnie Geller, our president and chief executive officer; Stephen Couture, our vice president and chief financial officer; Tom Zaller, our vice president of exhibitions; and Brian Wainger, our vice president and chief legal counsel. If we lose the services of Messrs. Geller, Couture, Zaller or Wainger, our business and operating results could be adversely affected.

We may be unable to hire and retain the skilled personnel we need to expand our operations and, as a result, could lose our competitive position.

To meet our growth objectives and become a commercially successful general exhibition company, we must attract and retain skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in revenues. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have our principal executive offices located at Tower Place, 3340 Peachtree Road N.E., Suite 2250, Atlanta, Georgia. This space of approximately 9,600 square feet is used for management, administration, and marketing for our operations. The lease for our principal executive offices is presently scheduled to expire on February 28, 2009.

We also lease approximately 10,080 square feet of space at an undisclosed location (for security purposes) in Atlanta, Georgia. This facility is used for conservation, restoration, and storage of Titanic artifacts. This lease is presently scheduled to expire on December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

Status of International Treaty Concerning the Titanic Wreck

The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts, and make other use of the wreck. We have raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.

Several years ago we initiated legal action to protect our rights to the Titanic wreck site from this treaty. On April 3, 2000, we filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation; thus it is not yet time for us to refile our motion. Neither the implementation of the treaty nor our decision whether to refile the legal action regarding its constitutionality will likely have an impact on our ownership interest over the artifacts that we have already recovered.

As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the 1,800 artifacts recovered by us during the 1987 expedition now rests firmly with us. Title to the remaining artifacts in our collection will be resolved in the future.

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

On May 17, 2004, we appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, we confirmed our intent to retain our Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, we stated our intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the government of France granted us title to all artifacts recovered from the wreck site during the 1987 expedition. The court also held that we would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the Titanic artifacts through the law of finds.

We appealed the July 2, 2004 Court Order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted us title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the court tacitly reconfirmed that we own the 1,800 artifacts recovered during the 1987 expedition. The appellate court affirmed that the lower court’s ruling held that we will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that we should be awarded title to the remainder of the Titanic artifacts through the law of finds.

Other Ongoing Litigation

On April 28, 2006, Stefano Arts filed an action against us in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that we breached a contract which allegedly calls for us to pay to Stefano Arts moneys generated from our human anatomy exhibition in Tampa, Florida and additional moneys generated from our exhibition in New York City. Although we intend to vigorously defend the Company, the outcome of this matter cannot be predicted.

On August 22, 2006, we filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which we allege damages stemming from the defendants’ failure to compensate us for moneys due under a contract for the presentation of a Titanic exhibition in Athens, Greece. We have alleged breach of contract, fraud, conversion, and breach of fiduciary duty in our complaint. Only one of the three defendants has been served and we cannot predict the outcome of the case.

Recently Settled Litigation

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

On April 6, 2006, we also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which we were seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that we present in our “Bodies Revealed” exhibition. On December 19, 2006, the court granted summary judgment to Exhibit Human. It held proper jurisdiction over this matter lies with the arbitrator, not the court.

On March 6, 2007, we entered into a Settlement Agreement and Release of Claims with Exhibit Human: The Wonders Within, Inc. settling the outstanding arbitration and litigation between the parties. We do not believe that the terms of the settlement agreement, which are confidential, are material to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position(s)

Arnie Geller	66	President, Chief Executive Officer and Chairman of the Board of Directors
Stephen Couture	37	Vice President, Chief Financial Officer and Director
N. Nick Cretan	72	Director
Douglas Banker	55	Director
Alan Reed	49	Director
Tom Zaller	35	Vice President — Exhibitions
Brian Wainger	37	Vice President and Chief Legal Counsel; Corporate Secretary

Members of the Board of Directors

There are five members of our board of directors, three of whom are “independent” under the marketplace rules of The NASDAQ Stock Market. Biographical information about each of our directors is set forth below.

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

Stephen Couture

Stephen Couture joined the Board of Directors in February 2006, and has also served as our Vice President and Chief Financial Officer since that time. Since 1996, Mr. Couture has been a partner and principal in Couture &

Company, Inc., a private corporate financial consulting firm formed in 1973 by his late father. As a partner and principal of Couture & Company, Inc., Mr. Couture has been involved in public offerings, mergers and acquisitions, venture capital transactions, reorganizations and the financial management of a number of growth enterprises. In such capacity, Mr. Couture has also provided financial management services to a diversified group of clients in the manufacturing, logistics, distribution, exhibition, entertainment, retail, service, product development and high technology sectors. Mr. Couture holds a B.S. degree in Management Systems from Rensselaer Polytechnic Institute and an M.B.A. degree from The University of Tampa in Finance and Accounting.

N.	Nick Cretan

N. Nick Cretan, one of our independent directors, has served as a director since April 2000. Mr. Cretan has more than 30 years of management experience, including his experience as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey, which is a trade association to develop and promote the Port of New York and New Jersey. Mr. Cretan retired from this position in 2004. He also serves as President of Friends of the Statue of Liberty, Ellis Island Foundation, President of Friends of Gateway National Parks Foundation and Trustee of the United Seamen’s Service. Previously, he served as deputy director of the San Francisco Marine Exchange, as staff assistant at the National Federation of Independent Business and as Executive Director of the American Merchant Marine Memorial Foundation.

Douglas Banker

Douglas Banker, one of our independent directors, has served as a director since August 2000. Mr. Banker has more than 30 years of experience in the entertainment industry that includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; and the development and management of concerts and similar events. Mr. Banker also has authored several significant software programs that have achieved commercial success and has been involved with the management of the enterprises created for their commercialization. Mr. Banker was President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.

Alan Reed

Alan Reed, one of our independent directors, was appointed to the Board of Directors in February 2006 to fill an existing vacancy. Mr. Reed is the founder of Reed Financial Corporation, a firm created in 2002 to provide accounting and business advisory services. From 1983 to 2002, Mr. Reed was President of Alan B. Reed, CPA, P.C., an accounting firm specializing in the entertainment industry. From 1983 to 1993, Mr. Reed was president of Personal Business Management Services, Inc., a company that managed federally insured credit unions. Mr. Reed worked as a senior accountant with the firm of Zeiderman & Edelstein, P.C. in New York City from 1980 to 1982. From 1979 to 1980, Mr. Reed was a junior accountant with the entertainment accounting firm of Gelfand Bresslauer Rennert & Feldman in New York City. Mr. Reed graduated from Boston University, with a B.S. degree in accounting in 1979.

Executive Officers

No family relationship exists between or among any of the members of our board of directors or executive officers. None of our directors are serving as directors of any other company having a class of equity securities registered under or required to file periodic reports pursuant to the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Our executive officers serve at the pleasure of our Board of Directors and are generally re-appointed to their positions by our Board of Directors at each annual meeting of shareholders. Biographical information about each of our executive officers is set forth below.

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

Brian Wainger, Vice President and Chief Legal Counsel

Brian Wainger has served as our Vice President and Chief Legal Counsel since June 2004. He became our acting secretary in July 2005 and was appointed as our Corporate Secretary in August 2006. Before joining our company, Mr. Wainger was an attorney with the law firm of McGuireWoods, LLP, where he specialized in complex commercial litigation and represented us in a now settled action. Before his employment at McGuireWoods, Mr. Wainger served as an Assistant Attorney General for the Commonwealth of Virginia.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “PRXI.”

The following table provides the high and low sales prices for our common stock for the periods indicated. From June 19, 2006 to November 15, 2006, our common stock was quoted on the NASDAQ Capital Market. Previously, our common stock was quoted on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board under the symbol “PXHB.OB.” The over-the-counter market quotations during such period reflect inter-dealer prices, without retail mark-up, mark-down or commission, and they may not represent actual transactions.

Closing Prices of our Common Stock

Fiscal Year 2007	High	Low

Fourth quarter ended February 28, 2007	$11.47	$5.92
Third quarter ended November 30, 2006	6.96	4.75
Second quarter ended August 31, 2006	7.33	4.63
First quarter ended May 31, 2006	5.65	3.87

Fiscal Year 2006
Fourth quarter ended February 28, 2006	$4.52	$3.51
Third quarter ended November 30, 2005	4.39	1.78
Second quarter ended August 31, 2005	2.05	1.50
First quarter ended May 31, 2005	2.39	1.14

Holders

On April 20, 2007, we had approximately 2,388 holders of record of our common stock. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance our operations and future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected financial data have been derived from our consolidated financial statements that have been audited by independent certified public accountants. The consolidated financial statements as of February 28, 2007, February 28, 2006, and February 28, 2005 and for each of the three years in the period ended February 28, 2007 are included in Item 8 of this report.

	Years Ended February 28 (29),
	2003	2004	2005	2006	2007
	(In thousands)

Operating Results
Revenues	$2,861	$2,864	$6,857	$13,041	$30,087
Total Operating Expenses	$3,986	$3,961	$9,230	$10,468	$17,928
Income (Loss) From Operations	$(1,125)	$(1,097)	$(2,373)	$2,573	$12,159
Net Income (Loss)	$(827)	$(1,088)	$(2,417)	$5,283	$7,421
Cash Flows From Operations	$2,526	$(1,377)	$(51)	$2,130	$11,476

Common Stock Data
Diluted Income (Loss) per Common Share	$(0.04)	$(0.06)	$(0.12)	$0.19	$0.24
Diluted Average Shares Outstanding (in thousands)	18,615	18,960	20,819	28,230	31,047

Financial Position
Cash and Marketable Securities	$1,945	$547	$1,258	$4,699	$16,811
Working Capital	$1,042	$13	$857	$7,054	$22,684
Total Assets	$8,399	$7,253	$10,764	$22,363	$34,886
Total Debt	$—	$—	$425	$1,350	$—
Stockholders’ Equity	$6,550	$6,004	$7,679	$19,675	$32,900
Capital Expenditures	$727	$21	$964	$1,774	$2,357

Financial Ratios
Current Ratio	1.56	1.01	1.28	3.62	12.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis is organized into the following sections:

•	Business Overview;

•	Key Exhibitions;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations;

•	Off-Balance Sheet Arrangements;

•	Critical Accounting Policies; and

•	Recent Accounting Pronouncements.

Business Overview

We have been developing and touring first class museum quality exhibitions since 1993. Effective on October 14, 2004, we began to operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through RMS Titanic, Inc., which is now our wholly-owned subsidiary. Presently our business consists of exhibitions based on the RMS Titanic and on human anatomy. We intend to present different exhibitions in the future, both related and unrelated to the Titanic and human anatomy.

As we continue to manage our own Titanic exhibitions directly, and with the expansion of our exhibitions to include anatomy-based exhibitions, we expect our operations to continue to be profitable. In addition, we are focusing on opportunities for future growth of our business by, among other things, developing and presenting new exhibitions in the future both related and unrelated to the Titanic or human anatomy. We are a major exhibitor of museum quality exhibitions and we intend to continue to implement and expand upon our present strategy.

Performance Summary

The following graph illustrates our revenues for the last five years:

The following graph illustrates our net income (loss) for the last five years:

Key Exhibitions

Titanic Exhibitions

Until our 2007 fiscal year, we derived most of our revenue from our Titanic exhibitions. Our wholly-owned subsidiary, RMS Titanic, Inc., operates our Titanic exhibitions and for fiscal 2007, approximately 28% of our revenue was derived from Titanic exhibitions. RMS Titanic, Inc. is the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner Titanic sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and are utilizing this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales, third party licensing, sponsorship and merchandise sales for our multiple museum quality exhibitions that tour the world.

Our Titanic exhibitions have been exhibited in more than sixty venues throughout the world, including venues in the United States, Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico and England.

“Bodies...The Exhibition” and “Bodies Revealed” Exhibitions

In 2004, we leveraged our experience in the exhibition business and expanded our operations to conduct human anatomy exhibitions unrelated to the Titanic. For fiscal year 2007, approximately 72% of our revenue was derived from human anatomy exhibitions. We are already in possession of eight sets of specimens, one of which is known as “Bodies Revealed” and seven of which are known as “Bodies...The Exhibition.”

These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers, such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, reproductive and digestive systems. The full body specimens are complemented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

“Bodies Revealed” debuted in August 2004 in Blackpool, England and was our first non-Titanic exhibition. We expanded our human anatomy exhibition business by creating seven additional exhibitions known as “Bodies...The Exhibition.” Our human anatomy exhibitions promote scientific education and public awareness of the human body. These activities generate revenue for us via ticket sales, licensing, sponsorship, and merchandise sales.

Co-Production Agreements

On September 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, referred to collectively as “JAM”, to jointly present several of our human anatomy exhibitions. Previously, we had worked with JAM in accordance with an April 2005 term sheet that we terminated on September 7, 2006.

Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington D.C. and San Diego. At this time, the exhibitions in Tampa, Atlanta, Mexico City, Seattle and Amsterdam have been completed successfully and have closed, the exhibitions in New York, Las Vegas and Washington D.C. have commenced and are currently open, and the exhibition in San Diego is expected to open on or about May 12, 2007. We are also working with JAM on additional exhibitions, determined on a case-by-case basis.

With respect to each exhibition we jointly present with JAM, we are responsible for producing the exhibition, as well as exhibition design, fabrication and installation, and exhibitry and specimens, and JAM is responsible for marketing and operations. JAM finances all costs of each jointly presented exhibition. After JAM has recouped its costs from an exhibition’s revenue, the profits from such exhibition are split equally between us and JAM. Thereafter, additional profits are calculated on a scale that favors us (e.g., up to 70% of exhibition profits are allocated to us, except for the Las Vegas exhibition where we are entitled to 80% of exhibition profits). In addition, JAM paid us a $500,000 license fee for the Seattle exhibition (exhibition six) and a $1,000,000 license fee for the Amsterdam exhibition (exhibition seven). If a jointly presented exhibition is extended beyond six months, JAM will pay us additional fees equal to $83,333 per month (determined on a pro rata basis) with respect to such extended exhibition.

Our September 20, 2006 agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements in Monterrey, Mexico; Miami; Sao Paulo, Brazil; Lisbon, Portugal; Prague, Czech Republic; Pittsburgh; and Durham. In addition, the JAM agreement provides that, for the one-year period following the closing of the last jointly presented exhibition, JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition.

Results of Operations

A summary of our results of operations as a percentage of total revenue for the years ended February 28, 2007, 2006, and 2005 is set forth below:

	Year Ended February 28,
	2005	2006	2007

Revenue:
Exhibition revenues	92.2%	93.7%	96.1%
Merchandise and other	7.4%	5.5%	3.5%
Sale of coal	0.4%	0.8%	0.4%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Exhibition costs	42.2%	20.5%	25.6%
Cost of merchandise sold	3.7%	0.8%	0.6%
Cost of coal sold	0.1%	0.1%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	46.0%	21.3%	26.3%
Gross profit	54.0%	78.7%	73.7%

Operating expenses:
General and administrative	64.1%	50.8%	32.5%
Depreciation and amortization	6.4%	7.5%	5.1%
Litigation settlement	0.0%	0.0%	1.2%
Loss on sale of fixed assets	5.2%	0.6%	0.0%
Gain on sale of artifacts — Carpathia, Related Party	0.0%	0.0%	(5.4)%
Expedition costs	12.8%	0.0%	0.0%

Total operating expenses	88.6%	58.9%	33.3%

Income from operations	(34.6)%	19.7%	40.4%
Other income and expenses:
Interest income	0.0%	0.7%	0.7%
Interest expense	(0.7)%	(0.4)%	(0.2)%
Other income	(0.0)%	1.3%	0.1%

Total other income and expenses	(0.6)%	1.6%	0.7%
Income before provision for income taxes	(35.2)%	21.3%	41.1%
Provision (benefit) for income taxes	0.0%	(19.2)%	16.4%
Net income	(35.2)%	40.5%	24.7%

Year Ended February 28, 2007 as Compared to Year Ended February 28, 2006

During the fiscal year ended February 28, 2007, our revenue increased approximately 131% to $30,087,000 as compared to $13,041,000 in the year ended February 28, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 137% to $28,916,000 during the year ended February 28, 2007 as compared to $12,217,000 for the year ended February 28, 2006. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions from five in the prior year period to seven in the current year. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for the year ended February 28, 2007. During the year ended February 28, 2006 we had two operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. During the year ended February 28, 2007, our Titanic exhibitions contributed approximately 28% of our revenue and our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 72% of our revenue.

Merchandise and other revenue increased approximately 47% from $722,000 to $1,061,000, during the year ended February 28, 2006 as compared to the year ended February 28, 2007. This increase is attributable to an increase in the number of locations of our Titanic exhibitions with gift shops that sell our merchandise to seven as compared to five in the prior year period. Our sale of coal recovered from the Titanic increased to $110,000 from $102,000, or approximately 8%, during the year ended February 28, 2007 as compared to the year ended February 28, 2006.

We incurred exhibition costs of $7,707,000 and $2,672,000 for the years ended February 28, 2007 and 2006, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and removal of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens as well as, costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 27% and 22%, respectively, for the years ended February 28, 2007 and 2006. We had an increase in exhibition costs during the year ended February 28, 2007 primarily as a result of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition. We also had exhibition costs in the current fiscal year related to presenting our own anatomical exhibitions independently without JAM, where we incurred all related exhibition costs.

During the year ended February 28, 2007, our gross profit increased approximately 116% to $22,185,000 as compared to $10,257,000 in the year ended February 28, 2006. Gross profit was 74% and 79% of revenue for the years ended February 28, 2007 and 2006, respectively. This decrease in the gross profit percentage was principally attributable to an increase in the number of our independent anatomical exhibitions during the year ended February 28, 2007. As we present our own anatomical exhibitions without third party participation, we will incur all related exhibition costs, which will further reduce our gross margin percentage. However, under the JAM arrangement, JAM incurred the majority of the related exhibition costs and remitted our share of the exhibition profit to us, which ranged from 50/50 to 80/20 in our favor. As we present more of our anatomical exhibitions without third party participation, there will be no profit sharing and we will retain up to 100% of the gross profit.

Our general and administrative expenses increased to $9,773,000 from $6,620,000, or approximately 48%, during the year ended February 28, 2007 as compared to the year ended February 28, 2006. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $2,241,000 during the year ended February 28, 2007. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.

Our depreciation and amortization expenses increased $549,000 or 56% to $1,529,000 during the year ended February 28, 2007 as compared to $980,000 for the year ended February 28, 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, primarily consisting of exhibitry. Depreciation expense was $770,000 and $395,000 during the years ended February 28, 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $759,000 and $585,000 during the years ended February 28, 2007 and 2006, respectively.

We recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement during the year ended February 28, 2007. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008.

On February 28, 2007, our wholly-owned subsidiary RMS Titanic, Inc. entered into a sale agreement with Seaventures Ltd. pursuant to which Seaventures Ltd. acquired all of its ownership interest in the RMS Carpathia for $3,000,000. Of such amount, $500,000 was paid to us on the date the sale agreement was entered into, with the balance of the purchase price being due and payable by Seaventures Ltd. to the Company on or before February 29, 2008. We recorded a gain on the sale of artifacts of $1,626,000 as a result of this sale. Also, on February 28, 2007,

Seaventures Ltd. purchased an option from the Company to present the first exhibition of objects recovered from the RMS Carpathia together with certain of the Company’s RMS Titanic artifacts. The Company received payment of $1,500,000 from Seaventures Ltd. for the sale of this option. The principal of Seaventures Ltd., Joseph Marsh, is also a holder of more than 5% of our common stock. The above referenced agreements were negotiated by us on an arm’s length basis.

We realized income from operations of $12,159,000 during the year ended February 28, 2007 as compared to income of $2,573,000 from operations in the prior year. We attribute this increase in income from operations to the increase in the number of our ongoing Titanic exhibitions and a greater contribution from an increase in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of February 28, 2007, we had 13 individual exhibitions being presented (seven Titanic and six Bodies exhibitions), as compared to eight individual exhibitions in the same prior year period (five Titanic and three Bodies exhibitions).

Interest income of $224,000 was primarily associated with interest earned on our bank cash balances during the year ended February 28, 2007. We incurred interest expense of $51,000 and $47,000 for the years ended February 28, 2007 and 2006. Interest expense primarily pertained to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 that supplemented our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.

We realized net income before provision for income taxes of $12,369,000 for the year ended February 28, 2007 as compared to net income before provision for income taxes of $2,779,000 in the prior year period. Our provision for income taxes was $4,948,000 or 40% for the year ended February 28, 2007. We recorded a benefit for income taxes of $2,504,000 during the year ended February 28, 2006 relating to the realizability of our net operating loss carryforwards during our fiscal year ended February 28, 2007. We realized net income of $7,421,000 during the year ended February 28, 2007 as compared to net income of $5,283,000 in the prior year.

Basic and diluted income before provision for income taxes per common share for the year ended February 28, 2007 was $0.45 and $0.40, respectively. Basic and diluted income before provision for income taxes per common share for the year ended February 28, 2006 was $0.12 and $0.10, respectively. We believe that basic and diluted income before provision for income taxes is relevant for comparability purposes since there was a provision for income taxes in the year ended February 28, 2007 and a benefit for income taxes in the year ended February 28, 2006.

Basic income per common share for each of the years ended February 28, 2007 and 2006 was $0.27 and $0.22, respectively. The basic weighted average shares outstanding for each of the years ended February 28, 2007 and 2006 was 27,674,221 and 24,081,186, respectively. Diluted income per common share for each of the years ended February 28, 2007 and 2006 was $0.24 and $0.19, respectively. The diluted weighted average shares outstanding for the years ended February 28, 2007 and 2006 was 31,047,056 and 28,230,491, respectively.

Year Ended February 28, 2006 as Compared to Year Ended February 28, 2005

During the fiscal year ended February 28, 2006, our revenue increased approximately 90% to $13,041,000, as compared to $6,857,000 for the year ended February 28, 2005. This increase was chiefly due to increases in exhibition revenue of approximately 93% to $12,217,000 during the year ended February 28, 2006, as compared to $6,320,000 for the year ended February 28, 2005. The increase in revenue for fiscal 2006 reflects both the increase in the number of Titanic exhibitions directly managed by us and the contributions of our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions.

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

Our Titanic exhibitions contributed approximately 60% of our exhibition revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 40% of our exhibition revenue during the year ended February 28, 2006. Approximately 95% of our exhibition revenue in the year ended February 28, 2005 was contributed by our Titanic exhibitions.

Merchandise and other revenue increased approximately 42% from $507,000 to $722,000 during the year ended February 28, 2005, as compared to the year ended February 28, 2006. This increase is attributable to an increase in the number of locations of our Titanic exhibitions with gift shops that sell our merchandise.

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

During the year ended February 28, 2006, our gross profit increased approximately 177% to $10,257,000, as compared to $3,700,000 in the year ended February 28, 2005. Gross profit was 79% and 54% of revenue for the years ended February 28, 2006 and 2005, respectively. This change was principally attributable to an increase in the number of locations of Titanic exhibitions directly managed by us to ten from five in the prior year as well as to contributions from our anatomical exhibitions during the year ended February 28, 2006.

Our general and administrative expenses increased to $6,620,000 during the year ended February 28, 2006, as compared to $4,397,000 for the year ended February 28, 2005. This 51% increase was attributable to increased personnel necessary to organize, administer and manage our exhibitions. We also recorded additional non-cash charges for the fair value of employee options and consultant warrants granted during the year ended February 28, 2006. We have elected to fully charge our operations for employee stock options issued in the year such options are granted.

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

During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company, which resulted in a loss on the sale of fixed assets of $356,000 and $84,000 during the years ended February 28, 2005 and 2006, respectively.

During the year ended February 28, 2005, we incurred expedition costs for our seventh expedition to the Titanic and Titanic wreck site in the amount of $879,000. As we have not conducted an expedition since 2004, there was no comparable charge in the year ended February 28, 2006.

We realized income of $2,573,000 from operations during the year ended February 28, 2006, as compared to a loss of $2,373,000 from operations in year ended February 28, 2005. We attribute this increase in income from operations to higher revenues we generated by conducting our own exhibitions, despite related increases in general and administrative expenses, as well as to revenue contributions from our newest exhibitions, “Bodies Revealed” and “Bodies...The Exhibition.” Our loss for the year ended February 28, 2005 was primarily the result of our expedition costs to the Titanic wreck site.

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

As a result of the default by Legal Access Technologies, Inc. and our subsequent termination of the agreement relating to the sale of the Carpathia interest, we retained marketable securities with a value of $168,000, which is reflected as other income during the year ended February 28, 2006.

Year Ended February 28, 2005 as Compared To Year Ended February 29, 2004

During our fiscal year ended February 28, 2005, our revenues increased to $6,857,000 from $2,864,000 in our fiscal year ended February 29, 2004. This increase of approximately 139% is primarily a result of an increase of $3,643,000 in our exhibition revenues. We believe that these significant increases in revenues reflect the commencement of our direct management of our Titanic exhibitions, which began during the first quarter of the year ended February 28, 2005.

Merchandise and other revenue increased approximately 326% from $119,000 to $507,000, during the year ended February 28, 2005 as compared to the year ended February 29, 2004. These increases are attributable to higher sales of Titanic merchandise sold separately from the exhibitions during year ended February 28, 2005. Our revenue from the sale of coal-related items decreased from $68,000 to $30,000 or approximately 56% during the year ended February 28, 2005 as compared to the year ended February 29, 2004. This decrease is attributable to lower exhibit sales of coal sold separately. Coal-related jewelry is included in general merchandise sales.

The cost of sales of merchandise sold increased 134% to $257,000 from $110,000 in the year ended February 28, 2005 as compared to the year ended February 28, 2004. This increase was the result of higher revenues of merchandise during the year ended February 28, 2005.

We incurred exhibition costs of $2,891,000 for the year ended February 28, 2005 as we began to conduct our own exhibitions with museum venues and thereby incur costs for advertising, marketing and promotion, as well as installation and de-installation of exhibitry and artifacts. There were no similar costs incurred in year ended February 29, 2004 as those costs were borne by our licensee who conducted our Titanic exhibitions.

During the year ended February 28, 2005, our gross profit increased approximately 2,310% to $3,157,000, as compared to $131,000 in the year ended February 29, 2004. Gross profit was 46% and 5% of revenue for the years ended February 28 (29), 2005 and 2004, respectively. This significant change was primarily the result of us managing our own Titanic exhibitions during the year ended February 28, 2005. Previously, a licensee managed our Titanic exhibitions.

Our general and administrative expenses increased $995,000, or approximately 29%, from $3,402,000 in the year ended February 29, 2004 to $4,397,000 in the year ended February 28, 2005. During the year ended February 28, 2005, we hired personnel to organize, administer, and manage our exhibitions. Increases in expenses for legal, insurance, conservation and occupancy for the year ended February 28, 2005 represented the largest portion of the remaining increase in general and administrative expenses.

Our depreciation and amortization expenses increased to $441,000 from $253,000, or 74%, during the year ended February 28, 2005 as compared to the year ended February 29, 2004. These increases primarily reflect the acquisition of fixed assets during the year ended February 28, 2005, including the five sets of exhibition exhibitry acquired from our former licensee, as well as additional investments made in fixed assets for our exhibitions.

During the year ended February 28, 2005, we sold the SV Explorer, a 178 foot- 1050 ton ship that was to be used in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company, which resulted in a loss on the sale of fixed assets of $356,000 during the year ended February 28, 2005.

Our loss from operations increased to $2,373,000 in the year ended February 28, 2005 as compared to $1,097,000 in the year ended February 29, 2004, an increase of approximately 116%. This increase in operating loss is primarily attributable to the losses incurred from our transition from being a licensor of Titanic artifacts to a direct operator of Titanic exhibitions and our 2004 expedition. In addition, we incurred a substantial loss on the sale of fixed assets of $356,000 during the fiscal year ended February 28, 2005 which contributed to our operating loss.

Interest income for the year ended February 28, 2005 amounted to $2,000 as compared to $9,000 in the prior fiscal year. This decrease in interest income is a consequence of maintaining lower cash balances and the minimal interest earned on our bank accounts. We incurred interest expense of $46,000 for the year ended February 28, 2005 on a shareholder loan of $500,000 that was made in anticipation of our capital needs during our transition to the direct management of our exhibitions. There was no interest expense incurred during the year ended February 29, 2004, as we had no debt.

Our loss from continuing operations before provision for income taxes was $2,417,000 in the year ended February 28, 2005 as compared to a loss from continuing operations before taxes of $1,088,000 in the year ended February 29, 2004. There was no provision for income taxes in either fiscal year. We incurred a loss of $(0.12) per share for the year ended February 28, 2005, compared to a loss of $(.06) per share for the year ended February 29, 2004. The weighted average common shares outstanding were 20,818,898 and 18,960,047 for fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash flows from operating activities

Net cash provided by operating activities was $11,476,000 for the year ended February 28, 2007, as compared to net cash provided by operating activities of $2,130,000 in the year ended February 28, 2006. This increase in net cash provided by operating activities is primarily the result of our expansion of our exhibition business. We attribute this increase in net cash provided by operating activities to the increase in the number of our ongoing Titanic exhibitions and a greater contribution from an increase in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of February 28, 2007, we had 13 individual exhibitions being presented (seven Titanic and six Bodies exhibitions), as compared to eight individual exhibitions in the same prior year period (five Titanic and three Bodies exhibitions).

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for the fiscal years ended February 28, 2006 and 2007:

	As of February 28,	As of February 28,
	2006	2007

Working Capital (in thousands)	$7,054	$22,684
Current Ratio	3.62	12.42

Our net working capital increased by $15,630,000 as of February 28, 2007, as compared to February 28, 2006. This increase is primarily the result of an increase in cash and cash equivalents of $10,176,000 associated with new anatomical exhibitions, which opened during our year ended February 28, 2007 as well as our receipt of proceeds from the exercise of outstanding options and warrants of approximately $2,288,000. Our accounts receivable increased $1,722,000 as of February 28, 2007 as compared to February 28, 2006, primarily as result of the opening an increased number of exhibitions. Our prepaid expenses and other current assets decreased by approximately $1,149,000, primarily as a result of the collection of reimbursable expenses for exhibitions from JAM, our co-presentation partner, and a reduction of prepaid leases and services. As a result, our current ratio increased from 3.62 to 12.42 from February 28, 2006 to February 28, 2007, respectively.

Cash flows from investing activities

For the year ended February 28, 2007, the total cash used in investing activities was $2,407,000, which was the result of purchases of property and equipment for $2,357,000. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies... Revealed” and “Bodies... The Exhibition” exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate approximately $3,500,000 to $4,500,000 during the year ending February 29, 2008.

Cash flows from financing activities

For the year ended February 28, 2007, cash provided by financing activities was $3,640,000 and included repaying both the entire outstanding balance due on our shareholder loan in the amount of approximately $333,000, as well as the entire outstanding balance on our credit facility of approximately $334,000. In addition, upon the opening our fifth exhibition with our co-presentation partner during the year ended February 28, 2007, we made the final payment of $500,000 due under our original $2,425,000 loan from JAM, which was advanced to us in fiscal 2006. This loan has now been completely repaid. We also made payments of $500,000 due on a $750,000 promissory note we assumed in connection with our acquisition of Exhibition International, LLC in March 2005. In addition, we received approximately $2,288,000 in cash from the exercise of options and warrants during the year ended February 28, 2007. During the year ended February 28, 2007, we realized an excess tax benefit of approximately $2,630,000 from the exercise of stock options, which we recorded as income taxes receivable in our financial statements to reflect the value of the income tax benefit we anticipate receiving.

Our shareholders’ equity was $32,900,000 at February 28, 2007, as compared with $19,675,000 at February 28, 2006.

On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. in order to help finance the expansion of our exhibition business. The credit facility replaced our prior $750,000 revolving line of credit facility with Bank of America. The new credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants. We were in compliance with all of the credit facility’s covenants as of February 28, 2007. On April 26, 2006, we borrowed $334,000 under the credit facility to repay the remaining principal on our shareholder loan. As of May 1, 2007, there was no balance on the credit facility.

The lease for our principal executive offices was amended for a third time on May 1, 2006, when the leased space was increased to approximately 9,600 square feet. The amended lease provides for base annual lease payments of approximately $199,000 with a 2.5% annual adjustment. The third amended lease, increased our office space by 3,563 square feet and we negotiated a coterminous lease end of February 28, 2009.

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

Net cash provided by operating activities was $2,130,000 for the year ended February 28, 2006 as compared to $51,000 used by operating activities in the year ended February 28, 2005. This increase primarily reflects our change in operations to directly conducting our Titanic exhibitions with museums and the increase in the number of venue locations. Also, our newest exhibitions, “Bodies...The Exhibition” and “Bodies Revealed” have contributed to our cash provided by operating activities as we collect non-refundable license fees as well as receive additional exhibition revenue from these exhibitions.

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

For the year ended February 28, 2006, cash provided by financing activities was $5,127,000 and included advanced exhibit funding of $1,425,000 and a $1,000,000 credit facility made by our joint venture partner, SAM Tour (USA), Inc. pursuant to a joint venture we entered into in April 2005. This credit facility was repayable quarterly on account in the amount of $100,000 per quarter beginning September 30, 2005 and $150,000 per quarter in 2006, and accrued interest at the rate of ten percent per annum. This credit facility was originally repayable in full on September 30, 2006. We provided a general security interest in our assets as part of this facility. In December 2005, our joint venture partner exercised its option for two additional exhibitions, which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on the $1,000,000 credit facility. In addition, our joint venture partner purchased 300,000 shares of our common stock for $500,000. Currently, there are no amounts owed to our joint venture partner in connection with the aforementioned credit facilities.

During the year ended February 28, 2006, we received approximately $166,000 for the exercise of 224,000 warrants and options at exercise prices of $.32 per share to $1.50 per share.

In October 2005, we completed a private placement of our securities, in which we raised $4,968,477 by selling units consisting of shares of common stock and warrants to purchase shares of common stock. Each unit consisted of 20,000 shares of common stock at a price of $1.67 per share and a five-year warrant to purchase 13,320 shares of common stock at an exercise price of $2.50 per share. On a fully-diluted basis, the units sold in the October 2005 private placement represented a total of 4,956,577 shares of our common stock. This total consists of 2,975,136 shares of common stock and warrants to purchase up to 1,981,441 shares of common stock. The warrants provide for customary anti-dilution adjustments in the event of stock splits, stock dividends, and recapitalizations. The warrants do not confer any voting rights or any other shareholder rights. The proceeds of this private placement were used for general working capital purposes.

Our working capital and shareholders’ equity was $7,054,000 and $19,675,000, respectively, at February 28, 2006, as compared with working capital of $857,000 and shareholders’ equity of $7,679,000 at February 28, 2005. Our current ratio was 3.62 and 1.28 at February 28, 2006 and February 28, 2005, respectively.

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

We conducted our seventh research and recovery expedition to the Titanic wreck site in fiscal year 2005. During the year ended February 28, 2005, we spent $879,000 on this expedition and expensed this amount as expedition costs in our financial statements.

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

The lease for our principal executive offices was amended a second time on November 8, 2005 when the leased space was increased to approximately 6,000 square feet. The amended lease provides for base annual lease payments of $110,591 with a 2.5% annual adjustment. The second amended lease, which increased our office space by over 1,800 square feet, requires us to pay an additional total of $71,242 over the duration of the lease. The third amended lease, increased our office space by 3,563 square feet and we negotiated a coterminous lease end of February 28, 2009.

The following table illustrates our contractual obligations and commitments as of February 28, 2007:

	Payments Due by Period
		Less than		More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen fixed rentals	$18,750,000	$5,000,000	$15,000,000	$3,750,000	$—
Real estate operating leases	560,000	303,000	560,000	—	—

Total	$19,310,000	$5,303,000	$15,560,000	$3,750,000	$—

On October 1, 2005, we entered into two three-year consulting agreements for investor relations services with a firm and an individual that required aggregate monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,000 for the remaining term. These agreements required us to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $428,000 and $178,000 in consulting expense related to these two agreements during the years ended February 28, 2007 and 2006, respectively. The common stock and the common stock underlying the warrants have “piggyback” registration rights.

On February 28, 2007, our wholly-owned subsidiary RMS Titanic Inc. entered into a sale agreement with Seaventures Ltd. pursuant to which Seaventures Ltd. acquired all of its ownership interest in the RMS Carpathia for $3,000,000. Of such amount, $500,000 was paid to us on the date the sale agreement was entered into, with the balance of the purchase price being due and payable by Seaventures Ltd. to the Company on or before February 28, 2008. We recorded a gain on the sale of artifacts of $1,626,000 as a result of this sale. The principal of Seaventures Ltd., Joseph Marsh, is also a holder of more than 5% of our common stock. The above referenced agreements were negotiated by us on an arm’s length basis.

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

Sponsorship Revenue.  Revenues from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to our dives is recognized at the completion of the expedition.

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

Income Taxes

We determine our effective tax rate by estimating permanent differences resulting from the differing treatment of items for tax and accounting purposes. The carrying value of our net deferred tax assets is based on our present belief that it is more likely than not we will be able to generate sufficient future taxable income to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record or adjust valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes to valuation allowances quarterly. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for us for the fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In the first quarter of 2006, we adopted SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect our Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 , which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are is in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition

and Results of Operations.” Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the year ended February 28, 2007, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow.

Foreign Currency Risk

We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the year ended February 28, 2007, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Premier Exhibitions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Premier Exhibitions, Inc. maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premier Exhibitions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.

We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Premier Exhibitions, Inc. maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Premier Exhibitions, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 28, 2007 of the Company and our report dated May 1, 2007 expressed an unqualified opinion on those financial statements.

/s/  Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

May 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Exhibitions, Inc.

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and its subsidiaries as of February 28, 2007 and February 28, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and its subsidiaries as of February 28, 2007 and February 28, 2006 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

May 1, 2007

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 28,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$4,129,000	$16,811,000
Marketable securities (Note 3)	570,000	—
Accounts receivable, net	1,585,000	3,050,000
Carpathia receivable, related party	—	2,500,000
Prepaid expenses and other current assets (Note 3)	3,458,000	2,309,000

Total current assets	9,742,000	24,670,000
Artifacts owned, at cost (Note 2)	4,476,000	3,091,000
Salvor’s lien (Note 2)	1,000	1,000
Property and equipment, net (Note 3)	2,033,000	3,620,000
Exhibition licenses, net (Note 3)	3,475,000	3,266,000
Deferred income taxes (Note 4)	2,504,000	238,000
Other assets	132,000	—

	$22,363,000	$34,886,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	1,038,000	1,450,000
Deferred revenue	300,000	536,000
Notes payable	1,350,000	—

Total current liabilities	2,688,000	1,986,000
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 26,062,089 and 29,004,318 shares at February 28, 2006 and 2007, respectively	3,000	3,000
Common stock payable	920,000	90,000
Additional paid-in capital	27,178,000	34,252,000
Accumulated deficit	(8,324,000)	(903,000)
Accumulated other comprehensive income (loss)	(102,000)	(129,000)
Treasury stock, at cost; 56,641 shares at February 28, 2007	—	(413,000)

Total stockholders’ equity	19,675,000	32,900,000

	$22,363,000	$34,886,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 28,
	2005	2006	2007

Revenue:
Exhibition revenues	$6,320,000	$12,217,000	$28,916,000
Merchandise and other	507,000	722,000	1,061,000
Sale of coal	30,000	102,000	110,000

Total revenue	6,857,000	13,041,000	30,087,000
Cost of revenue:
Exhibition costs	2,891,000	2,672,000	7,707,000
Cost of merchandise sold	257,000	102,000	182,000
Cost of coal sold	9,000	10,000	13,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,157,000	2,784,000	7,902,000
Gross profit	3,700,000	10,257,000	22,185,000

Operating expenses:
General and administrative	4,397,000	6,620,000	9,773,000
Depreciation and amortization	441,000	980,000	1,529,000
Litigation settlement	—	—	350,000
Loss on sale of fixed assets	356,000	84,000	—
Gain on sale of Carpathia, related party	—	—	(1,626,000)
Expedition costs	879,000	—	—

Total operating expenses	6,073,000	7,684,000	10,026,000

Income (loss) from operations	(2,373,000)	2,573,000	12,159,000
Other income and expenses:
Interest income	2,000	85,000	224,000
Interest expense	(46,000)	(47,000)	(51,000)
Other income	—	168,000	37,000

Total other income and expenses	(44,000)	206,000	210,000
Income (loss) before provision for income taxes	(2,417,000)	2,779,000	12,369,000
Provision (benefit) for income taxes	—	(2,504,000)	4,948,000
Net income (loss)	$(2,417,000)	$5,283,000	$7,421,000

Net income (loss) per share:
Basic income (loss) per common share	$(0.12)	$0.22	$0.27

Diluted income (loss) per common share	$(0.12)	$0.19	$0.24

Shares used in basic per share calculations	20,818,898	24,081,186	27,674,221

Shares used in diluted per share calculations	20,818,898	28,230,491	31,047,056

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 28,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$(2,417,000)	$5,283,000	$7,421,000

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	441,000	980,000	1,529,000
Issuance of common stock for interest expense	6,000	—	—
Issuance of common stock in exchange for options	1,569,000	—	—
Issuance of compensatory stock options	—	256,000	1,367,000
Issuance of common stock and warrants for services	277,000	1,285,000	874,000
Provision for doubtful accounts	—	—	257,000
(Increase) decrease in cost of artifacts	3,000	(1,000)	11,000
Gain of the sale of Carpathia, related party	—	—	(1,626,000)
Loss on disposal of fixed assets	356,000	84,000	—
Other income from default on sale of Carpathia	—	(168,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(704,000)	(528,000)	(1,722,000)
(Increase) decrease in deferred income taxes	—	(2,504,000)	2,266,000
(Increase) decrease in prepaid and refundable taxes	(1,000)	222,000	—
(Increase) decrease in prepaid expenses and other current assets	(1,031,000)	(2,053,000)	1,149,000
(Increase) decrease in other assets	39,000	596,000	132,000
Increase (decrease) in deferred revenue	1,000,000	(700,000)	236,000
Increase (decrease) in accounts payable and accrued liabilities	411,000	(622,000)	412,000
Increase (decrease) in common stock payable	—	—	(830,000)

Total adjustments	2,366,000	(3,153,000)	4,055,000

Net cash provided by operating activities	(51,000)	2,130,000	11,476,000

Cash flows used by investing activities:
Purchases of property and equipment	(964,000)	(1,774,000)	(2,357,000)
Purchase of exhibition licenses	(233,000)	(2,082,000)	(550,000)
Proceeds from sale of artifacts	230,000	—	—
Purchase/sale of certificate of deposit	—	(500,000)	500,000

Net cash used by investing activities	(967,000)	(4,356,000)	(2,407,000)

Cash flows from financing activities:
Proceeds from notes payable	500,000	2,425,000	342,000
Reduction in marketable securities	—	—	70,000
Principal payments on notes payable	(75,000)	(2,932,000)	(1,690,000)
Proceeds from option and warrant exercises	—	166,000	2,288,000
Excess tax benefit on stock options	—	—	2,630,000
Proceeds from sale of common stock	1,278,000	5,468,000

Net cash provided by financing activities	1,703,000	5,127,000	3,640,000

Effects of exchange rate changes on cash and cash equivalents	26,000	(30,000)	(27,000)

Net increase (decrease) in cash and cash equivalents	711,000	2,871,000	12,682,000
Cash and cash equivalents at beginning of year	547,000	1,258,000	4,129,000

Cash and cash equivalents at end of year	$1,258,000	$4,129,000	$16,811,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,000	$39,000	$27,000

Non-cash investing and financing transactions:
Cashless exercise of compensatory stock options	$—	$—	$413,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years ended February 28, 2005, February 28, 2006, and February 28, 2007

						Accumulated
	Common Stock		Common	Additional		Other
	Number of		Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Income (Loss)	Stock, at Cost	Equity

Balance, February 29, 2004	19,125,047	$2,000	$—	$17,192,000	$(11,190,000)	$—	$—	$6,004,000

Common stock issued for services	805,000	—	—	277,000	—	—	—	277,000
Issuance of common stock in exchange for options	900,000	—	—	1,569,000	—	—	—	1,569,000
Issuance of common stock in equity raise	1,469,892	—	—	1,278,000	—	—	—	1,278,000
Net loss	—	—	—	—	(2,417,000)	—	—	(2,417,000)
Foreign currency translation gain						26,000	—	26,000

Balance, February 28, 2005	22,299,939	$2,000	$—	$20,316,000	$(13,607,000)	$26,000	$—	$6,737,000

Common stock issued for exercise of warrants and options	87,014	—	97,000	69,000	—	—	—	166,000
Common stock issued for equity investment	300,000	—	—	500,000	—	—	—	500,000
Common stock and warrants issued for acquisition	200,000	—	—	608,000	—	—	—	608,000
Common Stock issued in exchange for surrender of warrants	200,000	—	—	—	—	—	—	—
Common Stock and warrants issued for private placement	2,975,136	—	—	4,968,000	—	—	—	4,968,000
Issuance of employee stock options	—	—	—	256,000	—	—	—	256,000
Issuance of consulting warrants	—	—	—	462,000	—	—	—	462,000
Issuance of consulting stock for services		—	823,000	—	—	—	—	823,000
Net income	—	—	—	—	5,283,000	—	—	5,283,000

Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(98,000)	—	(98,000)
Foreign currency transalation loss	—	—	—	—	—	(30,000)	—	(30,000)

Total other comprehensive loss	—	—	—	—	—	(128,000)	—	(128,000)

Balance, February 28, 2006	26,062,089	$3,000	$920,000	$27,178,000	$(8,324,000)	$(102,000)	$—	$19,675,000

Common stock issued for exercise of warrants	1,087,436	—	80,000	1,852,000	—	—	—	1,932,000
Common stock issued for exercise of options	1,454,793	—	(87,000)	856,000	—	—	(413,000)	356,000
Excess tax benefit on stock options	—	—	—	2,630,000	—	—	—	2,630,000
Stock compensation costs	400,000	—	(823,000)	1,736,000	—	—	—	913,000
Net income	—	—	—	—	7,421,000	—	—	7,421,000

Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(70,000)	—	(70,000)
Foreign currency transalation loss	—	—	—	—	—	43,000	—	43,000

Total other comprehensive loss	—	—	—	—	—	(27,000)	—	(27,000)

Balance, February 28, 2007	29,004,318	$3,000	$90,000	$34,252,000	$(903,000)	$(129,000)	$(413,000)	$32,900,000

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

In June 2000, the Company established a wholly-owned United Kingdom subsidiary, Danepath Ltd., for the purpose of purchasing the research vessel, RRS Challenger, a 178 foot- 1050 ton ship that was to be utilized in the expedition to the RMS Titanic wreck site during that summer. This vessel was acquired on June 30, 2000 from the Natural Environment Research Council, a British governmental agency. The name of the vessel was changed to the SV Explorer. On April 2, 2002, the Company sold its Danepath subsidiary to Argosy International Ltd., an affiliated party. In January 2003, in settlement of an outstanding obligation from Argosy, the Company acquired the vessel, the SV Explorer, and related marine equipment in a wholly owned United Kingdom subsidiary of the Company, Seatron Limited. On January 21, 2005, the Company sold the SV Explorer for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company. The sale resulted in a loss of $440,000 during the years ended February 28, 2005 and 2006.

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

On February 28, 2007, the Company’s wholly-owned subsidiary RMS Titanic, Inc. entered into a purchase agreement with Seaventures Ltd. (“SV”) pursuant to which SV acquired from the Company all of its ownership interest in the RMS Carpathia for $3,000,000. Of such amount, $500,000 was paid to the Company on the date the purchase agreement was entered into, with the balance of the purchase price being due and payable by SV to the Company on or before February 29, 2008.

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a consequence of the Fourth Circuit’s decision, the Company reviewed the carrying cost of Artifacts recovered from Titanic expeditions to determine impairment of values. Up until the ruling by the Fourth Circuit, the Company was carrying the value of the artifacts that it recovered from the Titanic wreck site at the respective costs of the expeditions, as the Company believed it was the owner of all Artifacts recovered. The Company had relied on ownership being granted by the United States District Court in the June 7, 1994 Order. As a consequence of this review and in compliance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Impairment of Long-Lived Assets” and SFAS No. 121 — “The Valuation of Non-Goodwill Intangibles,” it was determined that an impairment of realizable values had occurred because of the Fourth Circuit’s ruling that removed ownership of certain Artifacts from the Company that were under the jurisdiction of the United States District Court. The District Court has jurisdiction of all Artifacts that have been recovered from the Titanic wreck site, except for 1,800 Artifacts recovered in the Company’s 1987 expedition to the titanic. These 1987 Artifacts were previously granted to the Company by the government of France in 1993. Furthermore, the salvor’s lien that the Fourth Circuit Court acknowledged the Company was entitled to under its Salvor-in-Possession status could not be quantified other than for a de minimus amount because of the uncertainty of the wide latitude given a United States Federal Maritime Court to apply the Blackwall factors for a salvor’s award and the adjustment to such an award, if any, for revenues the Company may have derived from the Artifacts. In this process of determining the appropriate award, courts generally rely on the six factors set out in The Blackwall, 77. U.S. (10 Wall.) 1,14 (1869) that include: (1) the labor expended by the salvors in rendering the salvage service; (2) the promptitude, skill, and energy displayed in rendering the service and saving the property; (3) the value of the property employed by the salvors in rendering the service, and the danger to which such property was exposed; (4) the risk incurred by the salvors in securing the property from the impending peril; (5) the value of the property saved and (6) the degree of danger from which the property was rescued. Therefore an impairment charge of an amount equal to the costs of recovery for all expeditions after 1987, net of tax benefit, was established less a re-classification of $1,000, a de minimus amount, for the value of a salvor’s lien.

Since August 1987, the Company has completed seven expeditions to the wreck site of the Titanic and has recovered approximately 5,500 Artifacts, including a large section of the Titanic’s hull and coal from the wreck site.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Costs associated with the care, management and preservation of recovered Artifacts are expensed as incurred. A majority of the Artifacts not in exhibition are located within the United States.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts receivable are customer obligations due under normal trade terms. The Company uses the allowance method to account for uncollectible accounts receivable. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. The Company’s bad debt expense and allowance for doubtful accounts for its fiscal years ended February 28, 2006 and 2007 was $0 and $257,000, respectively. The Company’s policy is to write-off as uncollectible amounts not collected within 120 days, unless legal proceedings have been implemented to attempt to collect such amounts. In certain circumstances, and depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables.

Prepaid expenses primarily consist of prepaid lease payments and prepaid services that are expensed when earned, and reimbursable expenses that are capitalized and recovered from museums, promoters or the Company’s co-presentation partner.

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant judgments and estimates are used by the Company’s management in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected exhibition performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual exhibition revenues, combined with currently forecast future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs an impairment charge could result. Additionally, as noted above, as many of exhibition licenses extend for multiple products over multiple years, the Company also assesses the recoverability of exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens and whether there are any anatomical specimen-related exhibitions planned for the future. Material differences may result in the amount and timing of charges for any period if Company management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

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

Revenue from licensing arrangements is recognized pro-rata over the life of the agreements. Amounts received in excess of amounts earned are shown as deferred revenue.

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company for the fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In the first quarter of 2006, the Company adopted SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company’s Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 , which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

Note 2.	Artifacts

Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or NRV. The Government of France granted the Company ownership of these Artifacts in 1993. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of Artifacts recovered. During 2007, 2006 and 2005, $11,000, $1,400, and $3,000, respectively, were deducted from Artifacts.

Artifacts, at cost, consists of the following:

	February 28, 2006	February 28, 2007

Artifacts recovered, Titanic	$3,102,000	$3,091,000
Artifacts, Carpathia	1,374,000	—

	$4,476,000	$3,091,000

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2001, the Company acquired ownership of the wreck of the RMS Carpathia. The Company evaluated and reviewed the wreck’s impairment in compliance with the requirements of SFAS 142, “Impairment of Long-Lived Assets” and SFAS 121 — “The Valuation of Non-Goodwill Intangibles.” The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset is less than the carrying amount of the asset. No such events had occurred with regard to the Carpathia.

On November 30, 2005, the Company sold a 3% ownership interest in the RMS Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, the Company sold it a twenty-five year license to conduct joint expeditions with the Company to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, the Company had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, the Company terminated its agreement with Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and the Company’s subsequent termination of the agreement, the Company reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during the quarter ended November 30, 2005.

On February 28, 2007, the Company’s wholly-owned subsidiary RMS Titanic, Inc. entered into a purchase agreement with Seaventures Ltd. (“SV”) pursuant to which SV acquired from the Company all of its ownership interest in the RMS Carpathia for $3,000,000. Of such amount, $500,000 was paid to the Company on the date the Sale Agreement was entered into, with the balance of the purchase price being due and payable by SV to the Company on or before February 29, 2008. The principal of SV, Joseph Marsh, is also a holder of more than 5% of the Company’s common stock. The above referenced agreements were negotiated by the Company on an arms-length basis.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Details

The composition cash, cash equivalents, and available-for-sale marketable securities is as follows:

	February 28, 2006	February 28, 2007

Cash	$729,000	$3,764,000
Money market mutual funds	3,400,000	13,047,000

Total	4,129,000	16,811,000
Certificate of deposit	500,000	—
Securities	70,000	—

Total	$570,000	$—

The composition of prepaid expenses and other current assets is as follows:

	February 28, 2006	February 28, 2007

Deposits and advances	$6,000	$62,000
Prepaid insurance	38,000	163,000
Prepaid commissions	60,000	—
Reimbursable expenses — exhibitions(1)	1,165,000	553,000
Prepaid lease payments	921,000	607,000
Inventory	—	176,000
Withholding taxes	—	147,000
Other receivables	—	76,000
Prepaid services	1,242,000	525,000
Deferred financing costs	26,000	—

Total	$3,458,000	$2,309,000

The composition of property and equipment, which is stated at cost, is as follows:

	February 28, 2006	February 28, 2007

Exhibitry	$3,955,000	$6,040,000
Vehicles & equipment	—	43,000
Office equipment	276,000	473,000
Leasehold improvements	—	196,000
Furniture and fixtures	173,000	9,000

	4,404,000	6,761,000
Less accumulated depreciation	2,371,000	3,141,000

Total	$2,033,000	$3,620,000

(1)	Reimbursable expenses — exhibitions are primarily costs incurred by the Company for the installation of exhibitions that are reimbursed from museums, promoters or the Company’s co-presentation partner. The nature of these installation costs include construction costs, travel related expenses for the installation crew, labor, materials, artifact and specimen freight costs and other costs related to opening an exhibition. These costs are normally reimbursed within 45 to 60 days of opening of an exhibition.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 21, 2005, the Company sold the SV Explorer, a 178 foot — 1050 ton ship that was to be utilized in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company which resulted in a loss of $440,000 during the years ended February 28, 2006 and 2007.

The composition of exhibition licenses is as follows:

	February 28, 2006	February 28, 2007

Exhibition License (April 2004)	$685,000	$685,000
Exhibition License (May 2005)	3,438,000	3,438,000
Exhibition License (February 2007)	—	550,000

	4,123,000	4,673,000
Less accumulated amortization	648,000	1,407,000

Total	$3,475,000	$3,266,000

In April 2004, the Company entered into an exhibition tour agreement to license the rights to exhibit certain anatomical specimens owned by Exhibit Human: The Wonders Within, Inc. The licensed specimens are currently in the Company’s possession and are being exhibited in one of its exhibitions. The Company advanced $685,000 in cash to the licensor under the license and exhibition tour agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years (the original term of this license is five years with automatic extensions for an additional five years at the Company’s option, which extensions do not require payment of any additional consideration by the Company). The useful life of the April 2004 agreement coincides with the term of the agreement. As of February 28, 2007 accumulated amortization was $199,000.

In May 2005, the Company acquired a company that held certain exclusive licensing rights to certain anatomical specimens and exhibitry that significantly broadened the Company’s offerings in its human anatomy educational exhibition business. The purchase price paid for the license was $3,438,000 (see Note 11 — Acquisition) in the form of cash, common stock, warrants, and the assumption of debt which represents its fair value. This amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of 5 years. As of February 28, 2007, accumulated amortization was $1,203,000.

In February 2007, the Company entered into a Specimen License Agreement to license specimens for use in the Company’s human anatomy exhibitions owned by Dalian Hoffen Bio Technique Company Limited. The licensed specimens are currently in the Company’s possession and are being exhibited in its exhibitions. The Company advanced $550,000 to the licensor under the Specimen License Agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years. The useful life of the February 2007 agreement coincides with the term of the agreement. As of February 28, 2007 accumulated amortization was $5,000.

Based on the current amounts of exhibition licenses subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2008, 2009, 2010 — $811,000; 2011 — $295,000; and 2012 — $123,000.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of accounts payable and accrued liabilities is as follows:

	February 28, 2006	February 28, 2007

Professional and consulting fees payable	$280,000	$55,000
Settlement accruals	599,000	577,000
Payroll and payroll taxes	—	175,000
Sales and use taxes	—	181,000
Other	159,000	462,000

	$1,038,000	$1,450,000

Note 4.	Income Taxes

A summary of the components of the provision (benefit) for income taxes for the years ended February 28, 2007 and 2006 is as follows:

	Year Ended February 28,
	2006	2007

Current tax expense — federal	$945,000	$2,077,000
Current tax expense — state	167,000	367,000
Deferred tax expense	—	2,504,000
Net operating loss carry-forward	(1,112,000)	—
Reverse of valuation allowance	(2,504,000)	—

	$(2,504,000)	$4,948,000

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These “temporary differences” are determined in accordance with SFAS No. 109.

The net deferred income tax asset consists of the following:

	Year Ended February 28,
	2006	2007

Net operating loss carry-forward	$2,504,000	$—
Deferred tax asset — expenses not currently deductible	—	238,000

	$2,504,000	$238,000

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

	Year Ended February 28,
	2005	2006	2007

Current:
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local net of federal deferred	6.0%	6.0%	6.0%
Net operating loss carry-forward	(40.0)%	(40.0)%	0.0%
Reverse of valuation allowance	0.0%	(90.0)%	0.0%

Effective income tax rate	0.0%	(90.0)%	40.0%

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended February 28,
	2005	2006	2007

Numerator:
Net income (loss)	$(2,417,000)	$5,283,000	$7,421,000
Denominator:
Basic weighted-average shares outstanding	20,818,898	24,081,186	27,674,221
Effect of dilutive stock options & warrants	—	4,149,305	3,372,835

Diluted weighted-average shares outstanding	20,818,898	28,230,491	31,047,056

Net income (loss) per share:
Basic	$(0.12)	$0.22	$0.27

Diluted	$(0.12)	$0.19	$0.24

Other Comprehensive (Loss) Income

The composition of accumulated other comprehensive (loss) income, net of related taxes are as follows:

	February 28, 2006	February 28, 2007

Foreign currency translation adjustments	$(30,000)	$43,000
Unrealized loss on marketable securities	(98,000)	(70,000)

	$(128,000)	$(27,000)

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Issuances

During the year ended February 28, 2005, the Company issued 150,000 shares of common stock as payment for services and 625,000 shares as payment for compensation.

During the year ended February 28, 2006, the Company agreed to issue 350,000 shares of common stock as payment for services.

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

On October 1, 2005, the company entered into two three-year consulting agreements for investor relations services with a firm and an individual which required monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,250 per month during the first year and reduce to $13,000 for the remaining term. These agreements required the Company to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. The Company recorded $428,000 and $178,000 in consulting expense related to these two agreements during the year ended February 28, 2007 and 2006, respectively. The common stock and the common stock underlying the warrants have piggyback registration rights.

During the year ended February 28, 2007, the Company received approximately $1,930,000 from the exercise of 1,087,436 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share.

During the year ended February 28, 2007, the Company issued an aggregate of 50,000 shares of common stock to two of its Directors (25,000 shares each) in connection with their appointment to the Company’s Board of Directors.

Note 6.	Stock Options

In April 2000, the Company adopted an incentive stock option plan (the “2000 Plan”) under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors and consultants. The exercise price of the options granted is based on the fair market value of such shares as determined by the board

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 18, 2006, the Company’s stockholders approved an Amendment to the Company’s 2004 Stock Option Plan to increase the authorized number of shares available for issuance by 1,000,000.

The following table summarizes activity under the Company’s equity incentive plans for the years February 28, 2005, February 28, 2006, and February 28, 2007

	February 28, 2005		February 28, 2006		February 28, 2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Unexercised	Exercise	Unexercised	Exercise	Unexercised	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	4,450,000	$0.89	2,350,000	$0.36	3,546,672	$1.05
Granted	700,000	1.64	1,503,846	2.04	780,000	4.05
Exercised	—		(224,174)	0.73	(1,247,966)	0.56
Cancelled	(2,800,000)	1.90	(83,000)	0.32	(86,667)	2.01

Outstanding at end of year	2,350,000	$0.36	3,546,672	$1.05	2,992,039	$2.00

In May 2001, the Company granted an option to purchase 250,000 shares of the Company’s common stock at $0.88 per share to its Vice President and Director of Operations. This option has a 5-year maturity from the date of grant. This option was canceled by its term ninety days after the employee’s resignation during the fiscal year ended February 28, 2003.

In February 2002, the Company granted an option to purchase 600,000 shares of the Company’s common stock at $0.40 per share to its former Vice President and Chief Financial Officer, with a 10-year maturity from the date of grant.

In February 2002, the Company granted an option to purchase 500,000 shares of the Company’s common stock at $0.40 per share to its President and Chief Executive Officer. This option has a 10-year maturity from the date of grant.

In February 2002, the Company reset the option strike price for 300,000 outstanding options owned by its directors to $0.40.

During August 2004, two officers of the Company, its President and Chief Executive Officer and Vice President of Finance, as requested by the Company’s investment banker, exchanged options that they held for common stock at a ratio of two options for the issuance of one share of common stock. The purpose of this transaction was to make available more common shares to be sold in a private placement of the Company’s securities. The Company’s President and Chief Executive Officer exchanged 1.2 million options for 600,000 shares of common stock to vest over a two-year period. The Company’s Vice President of Finance exchanged 600,000 options for 300,000 shares of common stock to be vested over at two-year period.

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

As of February 28, 2007, options to purchase 955,000 shares of common stock are outstanding under the 2000 Plan and 2,037,039 shares of common stock under the 2004 Plan. The following table summarizes the information about all stock options outstanding at February 28, 2007:

	Options Outstanding
		Weighted		Options Exercisable
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 28,	Life	Exercise	February 28,	Exercise
Range of Exercise Prices	2007	(Years)	Price	2007	Price

$.28 to $.32	555,800	6.79	$0.31	555,800	$0.31
$.40 to $.65	735,000	3.93	$0.40	735,000	$0.40
$.85 to $3.65	1,701,239	8.78	$3.24	483,033	$2.42

	2,992,039			1,773,833

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer are an alternative to financial statement recognition. The Company was required to adopt FAS 123R by March 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company early adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method requiring it to recognize expense related to the fair value of our stock-based compensation awards during the fiscal year ended February 28, 2006. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.

The Company has historically used, and continues to use, the Black-Scholes option-pricing model to estimate the fair value of stock options granted. This model assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following weighted-average assumptions under the Black-Scholes model for its fiscal years ended February 28, 2005, 2006 and 2007:

	2005	2005	2007

Dividend yield:	0%	0%	0%
Expected volatility:	100%	100%	100%
Risk-free interest rate:	4.75%	4.75%	6.00%
Expected lives:	6.07	8.00	10.00

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

Total compensation expense for the Company’s employee stock options, included in “general and administrative expense” on the Company’s Statement of Operations was approximately $256,000 and $1,367,000 during the years ended February 28, 2006 and 2007, respectively. Unamortized employee stock option expense totaled approximately $3,526,000 at February 28, 2007 and the Company will amortize this expense through the fourth quarter of fiscal 2011, when the last presently issued option has fully vested.

The Company recognized a 100% valuation allowance against deferred tax assets relating to the exercise of employee stock options during the years ended February 28, 2006 and 2007.

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

Status of International Treaty Concerning the Titanic Wreck

The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts, and make other use of the wreck. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company’s existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.

Several years ago the Company initiated legal action to protect its rights to the Titanic wreck site from this treaty. On April 3, 2000, the Company filed a motion for declaratory judgment in U.S. District Court for the Eastern

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company’s motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for the Company to refile its motion. Neither the implementation of the treaty nor the Company’s decision whether to refile the legal action regarding its constitutionality will likely have an impact on the Company’s ownership interest over the artifacts that it has already recovered.

As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the 1,800 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company; title to the remaining artifacts in the Company’s collection will be resolved by the Salvor-in-Possession legal proceedings pending in the U.S. District Court for the Eastern District of Virginia.

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

On May 17, 2004, the Company appeared before the United States District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, the Company confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, the Company stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the government of France granted the Company title to all artifacts recovered from the wreck site during the 1987 expedition. The court also held that the Company would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that it should be awarded title to the Titanic artifacts through the law of finds.

The Company appealed the July 2, 2004 Court Order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted the Company title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the court tacitly reconfirmed that the Company owns the 1,800 artifacts recovered during the 1987 expedition. The appellate court affirmed that the lower court’s ruling held that the Company will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that it should be awarded title to the remainder of the Titanic artifacts through the law of finds.

Other Ongoing Litigation

On April 28, 2006, Stefano Arts filed an action against the Company in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that the Company breached a contract which allegedly calls for it to pay to Stefano Arts moneys generated from its human anatomy exhibition in Tampa, Florida and additional moneys generated from its exhibition in New York City. Although the Company intends to vigorously defend itself, the outcome of this matter cannot be predicted.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 22, 2006, the Company filed an action entitled RMS Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which it alleges damages stemming from the defendants’ failure to compensate the Company for moneys due under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company has alleged breach of contract, fraud, conversion, and breach of fiduciary duty in its complaint. Only one of the three defendants has been served and the Company cannot predict the outcome of the case.

Settled Litigation

In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company in an action entitled Exhibit Human: The Wonders Within, Inc. and RMS Titanic, Inc.  In its claim, Exhibit Human alleges that the Company breached its contract with Exhibit Human pursuant to which the Company acquired a license to exhibit certain anatomical specimens that it presents in the Company’s “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleged that Exhibit Human breached its obligations to the Company under the same contract.

On April 6, 2006, the Company also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which the Company was seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that it presents in its “Bodies Revealed” exhibition. On December 19, 2006, the court granted summary judgment to Exhibit Human. It held proper jurisdiction over this matter lies with the arbitrator, not the court.

On March 6, 2007, the Company entered into a Settlement Agreement and Release of Claims with Exhibit Human: The Wonders Within, Inc. settling the outstanding arbitration and litigation between the parties. The terms of the settlement agreement are confidential.

Note 8.	Notes Payable and Long-Term Debt

Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan was unsecured, and it had a term of five years. The interest rate for the loan was the prime rate plus six percent. The loan required quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000 and was recorded as a deferred financing cost and was amortized to interest expense over the term of the loan. This loan was repaid during the year ended February 28, 2007.

In April 2005, the Company entered into a term sheet with SAM Tour (USA), Inc. for a joint venture to co-produce four exhibitions for four domestic markets with a major entertainment producer. The joint venture partner provided the Company with $2,425,000 of funding. $1,000,000 of this funding was a credit facility provided to the Company. This joint venture arrangement provided the Company with minimum exhibition revenue guarantees and revenue participation and included provisions for repayment of the advance funding. The Company provided a general security interest over its assets as part of this transaction. The credit facility was repayable quarterly in the amount of $100,000 in 2005 commencing September 30th and $150,000 in 2006 and thereafter and accrued interest at the rate of ten percent per annum and was repayable in full on September 30, 2006. In December 2005, the Company’s joint venture partner exercised its option to extend for two additional exhibitions which caused the exhibition guarantee amounts to be set off against principal and interest payment obligations on this $1,000,000 credit facility. As of the option exercise date, there were no principal and interest payments remitted to the joint venture partner.

The Company re-payed the $2,425,000 promissory note in tranches as it opened new exhibitions. As of February 28, 2007, there was no balance outstanding on the promissory note.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the agreement, the Company agreed to jointly present nine human anatomy exhibitions with JAM. This number includes eight exhibitions that have already commenced (Tampa, New York, Atlanta, Mexico City, Las Vegas, Seattle, Amsterdam, and Washington D.C.) as well as one exhibition for which the location has not yet been finalized (exhibition nine). Five exhibitions under the agreement have been completed and have since closed (Tampa, Atlanta, Mexico City, Seattle, and Amsterdam).

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

The credit facility, which is evidenced by a note and agreement made by the Company in favor of Bank of America, allows the Company to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance to the Company and is equal to Bank of America’s prime rate. Under the credit facility, the Company must make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007. The credit facility requires the Company to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of the Company’s property and contains customary representations, warranties and covenants. The Company was in compliance with all of the credit facility’s covenants as of February 28, 2007.

As of February 28, 2007, no amounts were outstanding under the credit facility.

Note 9.	Commitments and Contingencies

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 11, 2006, the Compensation Committee of the Board of Directors of the Company approved an extension of the employment agreement of the Company’s President and Chief Executive Officer for an additional two-year period expiring February 4, 2011.

Lease Arrangements

The Company has a non-cancelable operating lease for the rental of each set of its specimens used in its exhibitions. The leases are payable quarterly for a term of one-year with five annual options to extend.

The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company’s pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2005, the Company entered into another non-cancelable operating lease for warehouse space through December 31, 2007.

The lease for the Company’s principal executive offices was amended a second time on November 8, 2005 when the leased space was increased to approximately 6,100 square feet. The first amended lease provided for base annual lease payments of $110,591 with a 2.5% annual adjustment. The second amended lease, which increased the Company’s office space by approximately 1,400 square feet, requires the Company to pay an additional total of approximately $82,000 over the duration of the lease. The lease was amended a third time when the leased space was increased to approximately 9,600 square feet. The third amendment requires the Company to pay an additional total of approximately $261,000 over the duration of the lease.

Rent expense charged to operations under these leases was as follows:

	Year Ended February 28,
	2005	2006	2007

Real estate fixed rentals	$124,000	$207,000	$303,000
Specimen fixed rentals	—	1,250,000	4,093,000

	$124,000	$1,457,000	$4,396,000

Aggregate minimum rental commitments at February 28, 2007, are as follows:

Fiscal Year

2008	$5,303,000
2009	5,257,000
2010	5,000,000
2011	3,750,000
2012	—
Thereafter	—

$19,310,000

Note 10.	Related Party Transactions

Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan was unsecured and has a term of five years. The interest rate for the loan was the prime rate plus six percent. The loan required quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000 and was recorded as a deferred financing cost and was amortized to interest expense over the term of the loan. This loan was repaid during the year ended February 28, 2007.

On February 28, 2007, the Company’s wholly-owned subsidiary RMS Titanic, Inc. entered into a purchase agreement with Seaventures Ltd. (“SV”) pursuant to which SV acquired from the Company all of its ownership

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in the RMS Carpathia for $3,000,000. Of such amount, $500,000 was paid to the Company on the date the Sale Agreement was entered into, with the balance of the purchase price being due and payable by SV to the Company on or before February 29, 2008. The principal of SV, Joseph Marsh, is also a holder of more than 5% of the Company’s common stock. The above referenced agreements were negotiated by the Company on an arms-length basis.

The Company’s President and Chief Executive Officer’s wife, is a consultant to the Company and received payments for services of approximately $250,000 during the fiscal year ended February 28, 2007. The Company’s President and Chief Executive Officer’s wife provides consulting on the Company’s exhibition design, development and installation and catalog design and development. In addition, royalty payments on the sale of the Company’s exhibition catalogs of approximately $154,000 were paid to her during the year ended February 28, 2007 by the Company and the Company’s co-presentation partner pursuant to a royalty agreement with the Company.

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

The estimated value of these warrants is approximately $299,000, which was recorded in exhibition licenses in the Company’s financial statements. These warrants were exercised during the year ended February 28, 2007, yielding the Company proceeds of $450,000.

Note 12.  Employee Savings Plans

Effective March 2004, the Company adopted the RMS Titanic, Inc. 401(k) and Profit Sharing Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 12% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed 1,000 hours of service are eligible. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During the fiscal year ended February 28, 2007, the Company made no contributions to the plan. The Plan name has been changed to Premier Exhibitions 401(k) and Profit Sharing Plan.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	As Originally			As	As	As
	Reported	As Restated		Reported	Reported	Reported
	May 31,	May 31,		August 31,	November 30,	February 28,
Fiscal 2006	2006	2006		2006	2006	2007

Revenues	$5,824,000	$5,824,000		$6,278,000	$7,946,000	$10,039,000
Expenses	4,043,000	4,060,000	(1)	4,078,000	4,347,000	5,443,000
Net income	1,074,000	1,064,000	(1)	1,329,000	2,200,000	2,828,000
Basic income per common share	0.04	0.04		0.05	0.08	0.10
Diluted income per common share	0.04	0.03		0.04	0.07	0.09

	Quarter Ended
	As Originally			As Originally			As Originally			As Originally
	Reported	As Restated		Reported	As Restated		Reported	As Restated		Reported	As Restated
	May 31,	May 31,		August 31,	August 31,		November 30,	November 30,		February 28,	February 28,
Fiscal 2006	2005	2005		2005	2005		2005	2005		2006	2006

Revenues	$2,532,000	$2,532,000		$3,734,000	$3,734,000		$2,772,000	$2,772,000		$4,003,000	$4,003,000
Expenses	2,064,000	1,996,000	(1)	2,197,000	2,214,000	(1)	2,852,000	2,869,000	(1)	3,287,000	3,305,000
Net income	455,000	438,000	(1)	1,503,000	1,486,000	(1)	107,000	90,000	(1)	2,883,000	3,269,000
Basic income per common share	0.02	0.02		0.07	0.06	(1)	0.00	0.00		0.11	0.14
Diluted income per common share	0.02	0.02		0.06	0.06		0.00	0.00		0.10	0.11

	Quarter Ended
	As Originally			As Originally			As Originally			As Originally
	Reported	As Restated		Reported	As Restated		Reported	As Restated		Reported	As Restated
	May 31,	May 31,		August 31,	August 31,		November 30,	November 30,		February 28,	February 28,
Fiscal 2005	2004	2004		2004	2004		2004	2004		2005	2005

Revenues	$391,000	$391,000		$2,381,000	$2,381,000		$2,432,000	$2,432,000		$1,653,000	$1,653,000
Expenses	1,263,000	1,275,000	(1)	2,232,000	2,670,000	(1)(2)	2,178,000	2,521,000	(1)(2)	2,263,000	2,764,000
Net income (loss)	(875,000)	(887,000	)(1)	134,000	(304,000	)(1)(2)	240,000	(103,000	)(1)(2)	(974,000)	(1,123,000)
Basic income (loss) per common share	(0.05)	(0.05)		0.01	(0.02	)(1)(2)	0.01	0.00	(1)(2)	(0.04)	(0.05)
Diluted income (loss) per common share	(0.05)	(0.05)		0.01	(0.02	)(1)(2)	0.01	0.00	(1)(2)	(0.04)	(0.05)

(1)	Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004.

(2)	Restated to record internally developed Salvor-in-Possession rights as an expense when incurred.

(3)	Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2005:

	As Originally		Effect of
	Reported	As Restated	Restatement

Consolidated Balance Sheet — February 28, 2005
Salvor-in-possession rights	879,000	—	(879,000	)(2)
Exhibition licenses	685,000	622,000	(63,000	)(1)
Accumulated deficit	(12,665,000)	(13,607,000)	(942,000)
Consolidated Statements of Operations — for the year ended February 28, 2005
Depreciation and amortization	378,000	441,000	63,000	(1)
Expedition costs	—	879,000	879,000	(2)
Net Income	(1,475,000)	(2,417,000)	(942,000)
Basic income (loss) per common share	(0.07)	(0.12)	(0.05)
Diluted income (loss) per common share	(0.07)	(0.12)	(0.05)
Consolidated Statements of Cash Flows — for the year ended February 28, 2005
Depreciation and amortization	378,000	441,000	63,000	(1)
Increase (decrease) in prepaid expenses and other current assets	(1,264,000)	(1,031,000)	233,000	(1)
Purchase of exibition licenses	—	(233,000)	(233,000	)(1)
Investement in salvor-in-possession rights	879,000	—	(879,000	)(2)
Net cash provided (used) by operating activities	595,000	(51,000)	(646,000)
Net cash provided (used) by financing activities	(1,613,000)	(967,000)	646,000
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — for the year ended February 28, 2005
Net loss	(1,475,000)	(2,417,000)	(942,000)

(1)	Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004

(2)	Restated to record internally developed salvor-in-possession rights as an expense when incurred.

(3)	Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reconciles the amounts previously reported by the Company to the restated amounts for the year ended February 28, 2006:

	As Originally		Effect of
	Reported	As Restated	Restatement

Consolidated Balance Sheet — February 28, 2006
Salvor-in-possession rights	879,000	—	(879,000	)(2)
Exhibition licenses	3,607,000	3,475,000	(132,000	)(1)
Deferred income taxes	2,100,000	2,504,000	404,000	(3)
Accumulated deficit	(7,717,000)	(8,324,000)	(607,000)
Consolidated Statements of Operations — for the year ended February 28, 2006
Depreciation and amortization	911,000	980,000	69,000	(1)
Provision (benefit) for income taxes	(2,100,000)	(2,504,000)	(404,000	)(3)
Net Income	4,948,000	5,283,000	335,000
Basic income (loss) per common share	0.21	0.22	0.01
Diluted income (loss) per common share	0.18	0.19	0.01
Consolidated Statements of Cash Flows — for the year ended February 28, 2006
Depreciation and amortization	911,000	980,000	69,000	(1)
Increase (decrease) in deferred income taxes	(2,100,000)	(2,504,000)	(404,000	)(3)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) — for the year ended February 28, 2006
Net Income	4,948,000	5,283,000	335,000

(1)	Restated to record additional amortization for exhibition licenses acquired by the Company in April 2004

(2)	Restated to record internally developed salvor-in-possession rights as an expense when incurred.

(3)	Restated to adjust the deferred tax asset relating to the company’s realization of net operating loss carry forward for the increased tax benefit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our President and Chief Executive Officer (principal executive officer) and our Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our president and chief executive officer and our vice president and chief financial officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our President and Chief Executive Officer and our Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of February 28, 2007, we maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 28, 2007 has been audited by Kempisty & Company, Certified Public Accountants, P.C., an independent registered public accounting firm. Kempisty & Company’s attestation report is included in Part II, Item 8 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 15, 2007 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended February 28, 2007; and (ii) set forth under “Directors and Executive Officers” in Item 4 of Part I.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Ethics is posted on our website at www.prxi.com under the heading “The Company”. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website under “The Company.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 15, 2007 under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after the year ended February 28, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 15, 2007 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended February 28, 2007.

Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2007

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,992,039	$2.00	71,668
Equity compensation plans not approved by security holders	—	—	—
Total	2,992,039	$2.00	71,668

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 15, 2007 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after the year ended February 28, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 15, 2007 under the heading “Ratification of Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended February 28, 2007.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	p. 33
Report of Independent Registered Public Accounting Firm	p. 34
Consolidated Balance Sheets at February 28, 2006 and February 28, 2007	p. 35
Consolidated Statements of Operations for the years ended February 28, 2005, 2006 and 2007	p. 36
Consolidated Statements of Cash Flows for the years ended February 28, 2005, 2006 and 2007	p. 37
Consolidated Statements of Stockholders’ Equity for the years ended February 28, 2005, 2006 and 2007	p. 38
Notes to Consolidated Financial Statements	p. 39

(b) Exhibits.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 13, 2004, among the Registrant, RMS Titanic, Inc. and RMST Mergersub, Inc.		8-K	2.3	10-20-04
3.1	Articles of Incorporation		8-K	3.1	10-20-04
3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06
3.3	Bylaws		8-K	3.2	10-20-04
4.1	Form of Common Stock Certificate		8-K/A	4.1	11-01-04
4.2#	2004 Stock Option Plan and Form of Stock Option		8-K	10.2	10-20-04
4.3#	2000 Stock Option Plan and Form of Stock Option		8-K	10.1	10-20-04
10.1#	Employment Agreement dated February 4, 2002 between the Registrant and Arnie Geller		10-K	10.23.8	06-18-02
10.2#	First Amendment, dated April 10, 2004, to Employment Agreement between the Registrant and Arnie Geller		10-K	10.50	06-15-04
10.3#	Employment Agreement dated August 4, 2003 between the Registrant and Tom Zaller		10-K	10.54	06-15-04
10.4	Form of Registration Rights Agreement from October 2005 private placement		SB-2	10.10	01-05-06

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.5	Acquisition Letter Agreement among Premier Acquisitions, Inc. and Exhibitions International, LLC, et al. dated March 7, 2005		10-Q	10.1	07-14-05
10.6	Commercial Security Agreement dated December 14, 2005 between the Company and Bank of America, N.A.		8-K	99.2	01-13-06
10.7	Settlement Agreement dated January 30, 2006 and approved by the United States District Court for the Eastern District of Virginia in connection with the settlement of Lawrence D’Addario v. Arnie Geller, Gerald Couture, Joe Marsh and R.M.S. Titanic, Inc.		S-1	10.25	04-07-06
10.8#	Employment Agreement dated February 21, 2006 between the Registrant and Stephen Couture		8-K	99.1	02-24-06
10.9#	Employment Agreement dated March 14, 2006		8-K	99.1	03-20-06
	between the Registrant and Brian Wainger
10.10#	First Amendment, dated March 14, 2006, to Employment Agreement between the Registrant and Tom Zaller		8-K	99.2	03-20-06
10.11#	Second Amendment, dated March 14, 2006, to Employment Agreement between the Registrant and Arnie Geller		8-K	99.3	03-20-06
10.12#	Third Amendment, dated March 21, 2006, to Employment Agreement between the Registrant and Arnie Geller		8-K	99.1	03-21-06
10.13	Settlement Agreement and Mutual Release, dated March 24, 2006, between the Registrant and Plastination Company, Inc.		8-K	—	03-31-06
10.14#	Amendment to Employment Agreement, dated April 11, 2006, between the Registrant and Arnie Geller		8-K	—	04-19-06
10.15	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06
10.16	Settlement Agreement and Mutual Special Release, dated June 1, 2006, between the Registrant and William Morris Agency		10-Q	10.2	07-14-06
10.17	Note and Credit Agreement, dated as of June 27, 2006, between the Registrant and Bank of America, N.A.		8-K	99.1	07-07-06
10.18	Settlement Agreement, dated September 20, 2006, by and among the Registrant, Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, Inc.		8-K	99.1	09-21-06
10.19	Option Agreement, dated February 28, 2007, between the Registrant and Seaventures, Ltd.		8-K	99.2	03-02-07
10.20	Purchase and Sale Agreement, dated February 28, 2007, between the Registrant and Seaventures, Ltd.		8-K	99.1	03-02-07
11.1	Computation of Earnings Per Share (See Notes to Financial Statements)	X
21.1	Subsidiaries of the Registrant	X
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By: /s/ Arnie Geller	Dated: May 10, 2007
Arnie Geller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Arnie Geller	May 10, 2007
Arnie Geller, President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

/s/ Stephen Couture	May 10, 2007
Stephen Couture, Vice President and Chief Financial Officer, Directore (Principal Financial Officer and Principal Accounting Officer)

/s/ N. Nick Cretan	May 10, 2007
N. Nick Cretan, Director

/s/ Doug Banker	May 10, 2007
Doug Banker, Director

/s/ Alan Reed	May 10, 2007
Alan Reed, Director