Form 10-Q
period 2007-05-31
PREMIER EXHIBITIONS, INC.
filed 2007-07-03
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock on June 22, 2007 was 29,558,781.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
     The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2007.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	May 31,
	2007	2007
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,811,000	$19,666,000
Marketable securities	—	1,031,000
Accounts receivable, net of allowance for doubtful accounts of $252,000 and $327,000, respectively	3,050,000	3,362,000
Carpathia receivable, related party	2,500,000	2,500,000
Prepaid expenses and other current assets	2,309,000	3,015,000

Total current assets	24,670,000	29,574,000

Artifacts owned, at cost	3,091,000	3,091,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $3,141,000 and $3,429,000, respectively	3,620,000	4,748,000
Exhibition licenses, net of accumulated amortization of $1,407,000 and $1,607,000, respectively	3,266,000	4,366,000
Deferred income taxes	238,000	—

	$34,886,000	$41,780,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,450,000	1,385,000
Income taxes payable	—	1,548,000
Deferred revenue	536,000	849,000

Total current liabilities	1,986,000	3,782,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 29,004,318 and 29,523,809 shares at February 28, 2007 and May 31, 2007, respectively	3,000	3,000
Common stock payable	90,000	241,000
Additional paid-in capital	34,252,000	35,922,000
Retained earnings	(903,000)	2,352,000
Accumulated other comprehensive income (loss)	(129,000)	(107,000)
Treasury stock, at cost; 56,641 shares at February 28, 2007 and May 31, 2007	(413,000)	(413,000)

Total shareholders’ equity	32,900,000	37,998,000

	$34,886,000	$41,780,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended May 31,
	2006	2007
Revenue:
Exhibition revenues	$5,460,000	$11,016,000
Merchandise and other	328,000	358,000
Sale of coal	36,000	32,000

Total revenue	5,824,000	11,406,000

Cost of revenue:
Exhibition costs	1,105,000	3,059,000
Cost of merchandise sold	56,000	101,000
Cost of coal sold	4,000	7,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	1,165,000	3,167,000

Gross profit	4,659,000	8,239,000

Operating expenses:
General and administrative	2,198,000	2,535,000
Depreciation and amortization	347,000	488,000
Litigation settlement	350,000	—

Total operating expenses	2,895,000	3,023,000

Income from operations	1,764,000	5,216,000

Other income and expenses:
Interest income	32,000	199,000
Interest expense	(34,000)	—
Other income	11,000	10,000

Total other income and expenses	9,000	209,000

Income before provision for income taxes	1,773,000	5,425,000

Provision for income taxes	709,000	2,170,000

Net income	$1,064,000	$3,255,000

Net income per share:
Basic income per common share	$0.04	$0.11

Diluted income per common share	$0.03	$0.10

Shares used in basic per share calculations	26,344,856	29,261,380

Shares used in diluted per share calculations	30,465,215	33,121,190

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2006	2007
Cash flows from operating activities:
Net income	$1,064,000	$3,255,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	347,000	488,000
Stock based compensation	412,000	459,000
Provision for doubtful accounts	—	75,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,974,000)	(387,000)
(Increase) decrease in deferred income taxes	709,000	238,000
(Increase) decrease in prepaid expenses and other current assets	(806,000)	(706,000)
(Increase) decrease in other assets	21,000	—
Increase (decrease) in deferred revenue	(300,000)	313,000
Increase (decrease) in accounts payable and accrued liabilities	622,000	(65,000)
Increase (decrease) in income taxes payable	—	1,548,000

Total adjustments	(1,969,000)	1,963,000

Net cash provided (used) by operating activities	(905,000)	5,218,000

Cash flows used by investing activities:
Purchases of property and equipment	(1,070,000)	(1,416,000)
Purchase of exhibition licenses	—	(1,300,000)
Net decrease (increase) in marketable securities	—	(11,000)
Purchase of certificate of deposit	—	(1,000,000)

Net cash used by investing activities	(1,070,000)	(3,727,000)

Cash flows from financing activities:
Proceeds from notes payable	342,000	—
Principal payments on notes payable	(333,000)	—
Proceeds from option and warrant exercises	296,000	1,362,000

Net cash provided by financing activities	305,000	1,362,000

Effects of exchange rate changes on cash and cash equivalents	6,000	2,000

Net increase (decrease) in cash and cash equivalents	(1,664,000)	2,855,000
Cash and cash equivalents at beginning of year	4,129,000	16,811,000

Cash and cash equivalents at end of year	$2,465,000	$19,666,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (gain) loss on marketable securities	$—	$(20,000)

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
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007.
     Certain amounts in prior year’s balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current year presentation.
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended May 31, 2007 and 2006, respectively, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods.
     For the three months ended May 31, 2007 and 2006, respectively, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended May 31,
	2006	2007

Numerator:
Net income	$1,064,000	$3,255,000
Denominator:
Basic weighted-average shares outstanding	26,344,856	29,261,380
Effect of dilutive stock options and warrants	4,120,359	3,859,810

Diluted weighted-average shares outstanding	30,465,215	33,121,190

Net income per share:
Basic	$0.04	$0.11

Diluted	$0.03	$0.10

3. Equity Transactions
     The Company recorded stock based compensation expense related to stock options granted to the Company’s employees and stock and warrants issued to consultants of $459,000 during the three months ended May 31, 2007.
     During the three months ended May 31, 2007, the Company received approximately $1,355,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The Company issued 516,713 shares of common stock for the exercise of warrants during the three months ended May 31, 2007.
     The Company issued 2,778 shares of common stock for the exercise of options during the three months ended May 31, 2007.
4. Legal Proceedings
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company in an action entitled Exhibit Human: The Wonders Within, Inc. and RMS Titanic, Inc. In its claim, Exhibit Human alleged that the Company breached its contract with Exhibit Human pursuant to which the Company acquired a license to exhibit certain anatomical specimens that it presents in the Company’s “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleged that Exhibit Human breached its obligations to the Company under the same contract. On April 6, 2006, the Company also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which the Company was seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that it presents in its “Bodies Revealed” exhibition. On March 6, 2007, the Company entered into a Settlement Agreement and Release of Claims with Exhibit Human settling the outstanding arbitration and litigation between the parties. The terms of the settlement agreement are confidential.

5. Exhibition License Agreements
     During the three months ended May 31, 2007, the Company entered into two additional license agreements for the license of specimens for cash consideration of $1,300,000. These license agreements are being amortized over 35 years, which coincides with the terms of the agreements and the estimated useful life of the specimens. Amortization related to these license agreements was approximately $10,000 during the three months ended May 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2007, as filed with the SEC, which contains additional information concerning our consolidated financial statements.
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
     Since 1994, we have maintained our Salvor-in-Possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images, and cultural materials associated with the shipwreck. This includes oceanic material, metallurgical and scientific data, still photography and videotape (which has been converted to a digital format), as well as artifacts from the Titanic wreck site. We utilize this data and the artifacts for historical verification, scientific education and public awareness. We believe that our Salvor-in-Possession status places us in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation, and stewardship of the Titanic shipwreck.
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
     In 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently operate eleven human anatomy exhibitions, nine of which are known as “Bodies...The Exhibition” and two of which are known as “Bodies Revealed.” We plan to present additional human anatomy-based exhibitions in the future.
     We operate all of our exhibitions through wholly-owned subsidiaries. At this time, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We also operate our human anatomy exhibitions through subsidiaries. We adopted this holding company structure in October 2004. Prior to that, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc. In the future, we plan to conduct additional exhibitions, both related and unrelated to the Titanic or human anatomy, and we expect to conduct those exhibitions through additional subsidiaries that we will organize as needed.

     During the three months ended May 31, 2007, we generated approximately 80% of our revenue from activities related to our human anatomy exhibitions. Our principal sources of revenue are exhibition ticket sales, merchandise sales, licensing activities and sponsorship agreements.
Exhibitions Operated by the Company
     Titanic Exhibitions
     Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including the United States, Canada, Germany, Norway, Sweden, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico and England. The following is a list of our Titanic exhibition locations and dates during the three-month period ended May 31, 2007:
•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1, 2006 to an undetermined date);

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4, 2006 to May 13, 2007);

•	Atlanta Civic Center, Atlanta, Georgia (November 11, 2006 to May 6, 2007);

•	Turtle Bay Exploration Park, Redding, California (February 24, 2007 to May 28, 2007);

•	Exploration Place, Wichita, Kansas (January 13, 2007 to March 25, 2007);

•	Royal BC Museum, Victoria, British Columbia, Canada (April 14, 2007 to October 14, 2007);

•	Visual Arts Center of Northwest Florida, Panama City, Florida (May 25, 2007 to September 3, 2007); and

•	Royal BC Museum, Victoria, British Columbia, Canada (April 14, 2007 to October 14, 2007).
     The following lists our Titanic exhibition locations and dates that, as of the date of this report, opened or were announced subsequent to the three months ended May 31, 2007:
•	Denver Museum of Nature & Science, Denver, Colorado (June 22, 2007 to January 6, 2008);

•	Ontario Science Centre, Toronto, Canada (June 2, 2007 to January 6, 2008); and

•	Three city European tour beginning in Kiel, Germany (June 16, 2007 to an undetermined date).
     We anticipate opening additional Titanic exhibitions during fiscal year 2008. Due to the uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibit locations may change.
     “Bodies...The Exhibition” and “Bodies Revealed” Exhibitions
     In March 2005, we acquired all of the membership interests in Exhibitions International, LLC, which enabled us to gain multi-year licenses and exhibition rights to multiple human anatomy exhibitions, each of which contains a collection of several whole human body specimens plus approximately 150 single human organs and body parts. We are presently in possession of eleven sets of medical specimens, two of which are known as “Bodies Revealed” and nine of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements.

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
     ‘‘Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. The following is a list of our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during the three months ended May 31, 2007:
•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to an undetermined date);

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22, 2006 to March 25, 2007);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30, 2006 to April 29, 2007);

•	“Bodies...The Exhibition,” Beurs van Berlage Concert and Conference Hall, Amsterdam, The Netherlands (November 25, 2006 to April 14, 2007);

•	“Bodies Revealed,” OCA Ibirapuera Park, Sao Paulo, Brazil (February 28, 2007 to July 29, 2007);

•	“Bodies...The Exhibition,” The Streets at Southpoint, Durham, North Carolina (April 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 1101 Wilson Boulevard (the former Newseum site), Arlington, Virginia (Washington, D.C. Metro Area) (April 14, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Westfield UTC, San Diego, California (May 12, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Palacio dos Condes do Restelo, Lisbon, Portugal (May 5, 2007 to an undetermined date); and

•	“Bodies...The Exhibition,” Lucerna, Prague, Czech Republic (May 5, 2007 to an undetermined date).
     The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations, as of the date of this report, that opened or were announced subsequent to the three months ended May 31, 2007:
•	“Bodies...The Exhibition,” Carnegie Science Center, Pittsburgh, Pennsylvania (October 1, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 9 Treasure Lake Drive, adjacent to the IMAX Entertainment Complex, Branson, Missouri (June 30, 2007 to an undetermined date); and

•	“Bodies...The Exhibition,” Easton Market, Columbus, Ohio (June 30, 2007 to an undetermined date).

     We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during fiscal year 2008. Due to the uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
Co-Presentation Agreement
     On September 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM”, to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington D.C. and San Diego. At this time, the exhibitions in Tampa, Atlanta, Mexico City, Seattle and Amsterdam have successfully completed their runs and have closed, while the exhibitions in New York, Las Vegas, Washington D.C., and San Diego have commenced and are currently open.
     Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. These exhibitions are located in Monterrey, Mexico; Miami; Sao Paulo, Brazil; Lisbon, Portugal; Prague, Czech Republic; Pittsburgh; Durham; Branson; and Columbus. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition, for the one-year period following the closing of the last jointly presented exhibition.
Additional Exhibitions
     We intend to develop and present new exhibitions in the future, including additional exhibitions both related and unrelated to the Titanic or to human anatomy.

Results of Operations
     A summary of our results of operations as a percentage of revenue for the three month period ended May 31, 2007 is shown below (unaudited):

	Three Months Ended May 31,
	2006	2007
Revenue:
Exhibition revenues	94%	97%
Merchandise and other	5%	3%
Sale of coal	1%	0%

Total revenue	100%	100%

Cost of revenue:
Exhibition costs	19%	27%
Cost of merchandise sold	1%	1%
Cost of coal sold	0%	0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	20%	28%

Gross profit	80%	72%

Operating expenses:
General and administrative	38%	22%
Depreciation and amortization	6%	4%
Litigation settlement	6%	0%

Total operating expenses	50%	26%

Income from operations	30%	46%

Other income and expenses:
Interest income	1%	2%
Interest expense	-1%	0%
Other income	0%	0%

Total other income and expenses	0%	2%

Income before provision for income taxes	30%	48%

Provision for income taxes	12%	19%

Net income	18%	29%

The Quarter Ended May 31, 2007 Compared to the Quarter Ended May 31, 2006
     During the quarter ended May 31, 2007, our revenue increased approximately 96% to $11,406,000 as compared to $5,824,000 in the quarter ended May 31, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 102% to $11,016,000 during the quarter ended May 31, 2007 as compared to $5,460,000 for the quarter ended May 31, 2006. This increase in exhibition revenue is primarily attributed to our eight operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributing significantly to revenue in the quarter ended May 31, 2007. In the quarter ended May 31, 2006 we had five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. We also had six Titanic exhibitions operating during the current quarter compared to five in the prior year’s quarter. Our Titanic exhibitions contributed approximately 20% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 80% of our revenue during the quarter ended May 31, 2007.
     Merchandise and other revenue increased approximately 9% from $328,000 to $358,000, during the quarter ended May 31, 2006 as compared to the quarter ended May 31, 2007. Merchandise and other revenue is primarily related to Titanic merchandise sold to our merchandising partner and our portion of the profit from merchandise sold at gift shops at our Titanic exhibitions operated by our merchandising partner. This increase in merchandising revenue is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise to six as compared to five in the prior year period. Our sale of coal recovered from the Titanic decreased to $32,000 from $36,000, or approximately 11%, during the quarter ended May 31, 2007 as compared to the quarter ended May 31, 2006.
     We incurred exhibition costs of $3,059,000 and $1,105,000 for our first quarter ended May 31, 2007 and 2006, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion and installation and removal of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 28% and 20% for the quarters ended May 31, 2007 and 2006, respectively. We had an increase in exhibition costs during the quarter ended May 31, 2007 primarily as a result of our anatomical exhibitions for which we incur rental costs for the specimens in each exhibition. We also had exhibition costs in the current quarter related to presenting our own anatomical exhibitions independently without JAM, where we incurred all related exhibition costs.
     During the quarter ended May 31, 2007, our gross profit increased approximately 77% to $8,239,000 as compared to $4,659,000 in the quarter ended May 31, 2006. Gross profit was 72% and 80% for the quarters ended May 31, 2007 and 2006, respectively. This decrease in the gross profit percentage was principally attributable to an increase in the number of our independent anatomical exhibitions during the quarter ended May 31, 2007. When we present our own anatomical exhibitions without third party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of exhibition profits to us, which ranges from 50/50 to 80/20 in our favor. When we present our anatomical exhibitions without third party participation, profit sharing does not take place and we retain up to 100% of the gross profit.
     Our general and administrative expenses increased to $2,535,000 from $2,198,000, or approximately 15%, during the quarter ended May 31, 2007 as compared to the quarter ended May 31, 2006. This increase is primarily attributable to increased personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $459,000 during the quarter ended May 31, 2007. We fully charge our operations for stock options issued in the period such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $141,000 or 41% to $488,000 during the quarter ended May 31, 2007 as compared to $347,000 for the quarter ended May 31, 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, which investments primarily consist of exhibitry. Depreciation expense was $288,000 and $189,000 during the quarter ended May 31, 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $200,000 and $158,000 during the quarter ended May 31, 2007 and 2006, respectively.
     During the quarter ended May 31, 2006, we recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008. There was not a litigation settlement expense during the current quarter ended May 31, 2007.
     We realized income from operations of $5,216,000 during the quarter ended May 31, 2007 as compared to income from operations of $1,764,000 in the same prior year period. We attribute this increase in income from operations to the increase both in the number of our ongoing Titanic exhibitions and in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. During the quarter ended May 31, 2007, we had fourteen concurrent exhibitions being presented (six Titanic and eight Bodies exhibitions), as compared to ten concurrent exhibitions being presented in the same prior year period (five Titanic and five Bodies exhibitions).
     Interest income of $199,000 was primarily associated with interest earned on our cash balances during the quarter ended May 31, 2007. We had interest income and interest expense of $32,000 and $34,000, respectively for the quarter ended May 31, 2006. Interest expense in the quarter ended May 31, 2006 was related to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $5,425,000 for the quarter ended May 31, 2007 as compared to net income before provision for income taxes of $1,773,000 in the same prior year period. Our provision for income taxes was $2,170,000 and $709,000 or 40% for the quarters ended May 31, 2007 and 2006, respectively. We realized net income of $3,255,000 during the quarter ended May 31, 2007 as compared to net income of $1,064,000 in the prior year period.
     Basic income per common share for the quarters ended May 31, 2007 and 2006 was $0.11 and $0.04, respectively. The basic weighted average shares outstanding for each of the quarters ended May 31, 2007 and 2006 was 29,261,380 and 26,344,856, respectively. Diluted income per common share for each of the quarters ended May 31, 2007 and 2006 was $0.10 and $0.03, respectively. The diluted weighted average shares outstanding for the quarter ended May 31, 2007 and 2006 was 33,121,190 and 30,465,215, respectively.
Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash provided by operating activities was $5,218,000 for the three month period ended May 31, 2007, as compared to net cash used by operating activities of $905,000 in the three month period ended May 31, 2006. This increase in net cash provided by operating activities is primarily the result of our expansion of our exhibition business. We attribute this increase to the increase both in the number of our ongoing Titanic exhibitions and in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of May 31, 2007, we had 14 individual exhibitions being presented (six Titanic and eight Bodies exhibitions), as compared to ten individual exhibitions in the same prior year period (five Titanic and five Bodies exhibitions).

     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) as of the year ended February 28, 2007 and the quarter ended May 31, 2007:

	As of February 28,	As of May 31,
	2007	2007
		(unaudited)
Working Capital (in thousands)	$22,684	$25,792
Current Ratio	12.42	7.82
     Our net working capital increased by $3,108,000 at May 31, 2007, as compared to February 28, 2007. This increase is primarily the result of an increase in cash, cash equivalents, and marketable securities of $3,886,000 received primarily from additional anatomical exhibitions which opened during our three-month period ended May 31, 2007 as well as our receipt of proceeds from the exercise of outstanding options and warrants during such period. Our accounts receivable increased $312,000 at May 31, 2007 as compared to February 28, 2007, primarily as result of the opening an increased number of exhibitions during such period. Our prepaid expenses and other current assets increased by $706,000, primarily as a result of an increase in reimbursable expenses for exhibitions, again attributable to openings of our anatomical exhibitions during the three-month period ended May 31, 2007. Our current ratio decreased from 12.42 to 7.82 from February 28, 2007 to May 31, 2007, respectively, primarily as result of an increase in income taxes payable of $1,548,000.
     Cash flows from investing activities
     For the three-month period ended May 31, 2007, the total cash used in investing activities was $3,727,000, of which amount $1,416,000 was the result of purchases of property and equipment. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate approximately $3,500,000 to $4,500,000 during the year ending February 29, 2008. In addition, during the three months ended May 31, 2007, we entered into two additional license agreements for the license of specimens for cash consideration of $1,300,000. We also purchased a $1,000,000 certificate of deposit during the quarter ended May 31, 2007.
     Cash flows from financing activities
     For the three-month period ended May 31, 2007, cash provided by financing activities was $1,362,000 and was related to cash received for the exercise of stock options and stock warrants during the quarter ended May 31, 2007.
     Our shareholders’ equity was $37,998,000 at May 31, 2007, as compared with $32,900,000 at February 28, 2007.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. in order to help finance the expansion of our exhibition business. The credit facility allows us to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility is calculated from the date of each advance by Bank of America to us and is equal to Bank of America’s prime rate. Under the credit facility, we must make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on June 27, 2007, which expiration date has been extended by Bank of America to August 27, 2007. The credit facility requires us to maintain, on a consolidated basis, a debt service coverage ratio of at least 2.5 to 1.0 and a ratio of current assets to current liabilities of at least 3.0 to 1.0. The credit facility is secured by all of our property and contains customary representations, warranties and covenants. We were in compliance with all of the credit facility’s covenants as of May 31, 2007. As of May 31, 2007 and as of June 30, 2007, respectively, there was no outstanding balance on the credit facility.
Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies addressed in the following discussion include:
•	Revenue recognition;

•	Accounts receivable;

•	Income taxes;

•	Legal contingencies;

•	Property and equipment; and

•	Impairment of long-lived and intangible assets.
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
     Sponsorship Revenue. Revenues from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to our expeditions to the Titanic is recognized at the completion of the expedition.
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
Legal Contingencies
     To the extent that a loss related to a contingency is reasonably estimable and probable in connection with a legal proceeding in which we may be involved, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain legal proceedings, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we assess the potential liability related to legal proceedings and make or, if necessary, revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
     To ascertain that the aggregate net realizable value of the artifacts exceeds the direct costs of recovery of such artifacts, we evaluate various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other evidential matter regarding the public interest in the Titanic.
     At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business. We amortize our exhibition licenses on a straight line basis over term ranging from five years 35 years commencing on the effective date of the exhibition license or right.
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
     In the quarter ended May 31, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of

SFAS 154 did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 , which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are is in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.
Forward-Looking Statements
     Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 2 of this report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2007, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2007, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

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
     There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against us in an action entitled Exhibit Human: The Wonders Within, Inc. and RMS Titanic, Inc. In its claim, Exhibit Human alleged that we breached our contract with Exhibit Human pursuant to which we acquired a license to exhibit certain anatomical specimens that we present in our “Bodies Revealed” exhibition. Later that month, we filed a counterclaim against Exhibit Human in which we allege that Exhibit Human breached its obligations to us under the same contract. On April 6, 2006, we also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the United States District Court for the Northern District of Georgia pursuant to which we were seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that we present in our “Bodies Revealed” exhibition. On March 6, 2007, we entered into a Settlement Agreement and Release of Claims with Exhibit Human settling the outstanding arbitration and litigation between the parties. We do not believe that the terms of the settlement agreement, which are confidential, are material to our business.
     Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2007.

ITEM 6.	EXHIBITS.
     See Index to Exhibits on page 23 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: July 2, 2007	By:	/s/ Arnie Geller
Arnie Geller, President
and Chief Executive Officer

Dated: July 2, 2007	By:	/s/ Stephen Couture
Stephen Couture, Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications	Filed herewith