Form 10-Q
period 2007-08-31
PREMIER EXHIBITIONS, INC.
filed 2007-10-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑      No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          The number of shares outstanding of the registrant’s common stock on October 3, 2007 was 29,997,641.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	August 31,
	2007	2007
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,811,000	$24,534,000
Marketable securities	—	1,033,000
Accounts receivable, net of allowance for doubtful accounts of $252,000 and $223,000, respectively	3,050,000	5,903,000
Carpathia receivable, related party	2,500,000	2,500,000
Prepaid expenses and other current assets	2,309,000	2,645,000

Total current assets	24,670,000	36,615,000

Artifacts owned, at cost	3,091,000	3,089,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $3,141,000 and $3,797,000, respectively	3,620,000	5,415,000
Exhibition licenses, net of accumulated amortization of $1,407,000 and $1,806,000, respectively	3,266,000	5,137,000
Deferred income taxes	238,000	—

	$34,886,000	$50,257,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,450,000	1,432,000
Income taxes payable	—	3,194,000
Deferred revenue	536,000	—

Total current liabilities	1,986,000	4,626,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 29,004,318 and 30,009,168 shares at February 28, 2007 and August 31, 2007, respectively	3,000	3,000
Common stock payable	90,000	75,000
Additional paid-in capital	34,252,000	38,376,000
Retained earnings	(903,000)	7,897,000
Accumulated other comprehensive income (loss)	(129,000)	(266,000)
Less treasury stock, at cost; 56,641 and 58,945 shares at February 28, 2007 and August 31, 2007, respectively	(413,000)	(454,000)

Total shareholders’ equity	32,900,000	45,631,000

	$34,886,000	$50,257,000

The accompanying notes are an integral part of the consolidated financial statements

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Revenue:
Exhibition revenue	$5,887,000	$15,480,000	$11,347,000	$26,496,000
Merchandise and other	371,000	612,000	699,000	970,000
Sale of coal	20,000	30,000	56,000	62,000

Total revenue	6,278,000	16,122,000	12,102,000	27,528,000

Cost of revenue:
Exhibition costs	1,432,000	3,940,000	2,537,000	6,999,000
Cost of merchandise sold	19,000	98,000	75,000	199,000
Cost of coal sold	2,000	4,000	6,000	11,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	1,453,000	4,042,000	2,618,000	7,209,000

Gross profit	4,825,000	12,080,000	9,484,000	20,319,000

Operating expenses:
General and administrative	2,260,000	3,442,000	4,458,000	5,977,000
Depreciation and amortization	365,000	567,000	712,000	1,055,000
Litigation settlement	—	—	350,000	—

Total operating expenses	2,625,000	4,009,000	5,520,000	7,032,000

Income from operations	2,200,000	8,071,000	3,964,000	13,287,000

Other income and expenses:
Interest income	20,000	248,000	52,000	447,000
Interest expense	(5,000)	—	(39,000)	—
Other income	—	—	11,000	10,000

Total other income and expenses	15,000	248,000	24,000	457,000

Income before provision for income taxes	2,215,000	8,319,000	3,988,000	13,744,000

Provision for income taxes	886,000	2,774,000	1,595,000	4,944,000

Net income	$1,329,000	$5,545,000	$2,393,000	$8,800,000

Net income per share:
Basic income per common share	$0.05	$0.19	$0.09	$0.30

Diluted income per common share	$0.04	$0.17	$0.08	$0.27

Shares used in basic per share calculations	27,372,761	29,792,671	26,857,721	29,528,177

Shares used in diluted per share calculations	31,155,333	33,474,800	30,352,591	33,134,080

The accompanying notes are an integral part of the consolidated financial statements

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended August 31,
	2006	2007
Cash flows from operating activities:
Net income	$2,393,000	$8,800,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	712,000	1,055,000
Stock based compensation	679,000	917,000
Issuance of stock for services	191,000	—
Issuance of warrant for services	10,000	—
Provision for doubtful accounts	—	29,000
Excess tax benefit on the exercise of employee stock options	—	(1,105,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,723,000)	(2,890,000)
(Increase) decrease in deferred income taxes	(387,000)	238,000
(Increase) decrease in prepaid expenses and other current assets	(1,035,000)	(336,000)
(Increase) decrease in other assets	4,000	—
Increase (decrease) in deferred revenue	(125,000)	(536,000)
Increase (decrease) in accounts payable and accrued liabilities	729,000	(18,000)
Increase (decrease) in income taxes payable	—	4,322,000

Total adjustments	(3,945,000)	1,676,000

Net cash provided (used) by operating activities	(1,552,000)	10,476,000

Cash flows used by investing activities:
Purchases of property and equipment	(1,814,000)	(2,451,000)
Purchase of exhibition licenses	—	(2,020,000)
Purchase of subrogation rights	—	(250,000)
Net decrease (increase) in marketable securities	—	(23,000)
Purchase of certificate of deposit	—	(1,000,000)

Net cash used by investing activities	(1,814,000)	(5,744,000)

Cash flows from financing activities:
Proceeds from notes payable	342,000	—
Principal payments on notes payable	(1,434,000)	—
Proceeds from option and warrant exercises	1,188,000	2,032,000
Excess tax benefit on the exercise of employee stock options	1,982,000	1,105,000

Net cash provided by financing activities	2,078,000	3,137,000

Effects of exchange rate changes on cash and cash equivalents	110,000	(146,000)

Net increase (decrease) in cash and cash equivalents	(1,178,000)	7,723,000
Cash and cash equivalents at beginning of year	4,129,000	16,811,000

Cash and cash equivalents at end of year	$2,951,000	$24,534,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$294,000	$(41,000)

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (gain) loss on marketable securities	$—	$(10,000)

The accompanying notes are an integral part of the consolidated financial statements

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended February 28, 2007.
     The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.
     Certain amounts in the prior year’s balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current year presentation.
2. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if outstanding equity based awards were exercised or converted into common stock.
     For the three and six months ended August 31, 2007 and 2006, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective period.
     For the three and six months ended August 31, 2007 and 2006, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period.
     Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Numerator:
Net income	$1,329,000	5,545,000	$2,393,000	8,800,000

Denominator:
Basic weighted-average shares outstanding	27,372,761	29,792,671	26,857,721	29,528,177
Effect of dilutive stock options and warrants	3,782,572	3,682,129	3,494,870	3,605,903

Diluted weighted-average shares outstanding	31,155,333	33,474,800	30,352,591	33,134,080

Net income per share:
Basic	$0.05	0.19	$0.09	0.30

Diluted	$0.04	0.17	$0.08	0.27

3. Equity Transactions
     The Company recorded stock based compensation expense related to stock options granted to the Company’s employees and stock and warrants issued to consultants of $459,000 and $267,000 during the three months ended August 31, 2007 and 2006, respectively. The Company recorded stock based compensation expense related to stock options granted to the Company’s employees and stock awards and warrants issued to consultants of $917,000 and $679,000 for the six months ended August 31, 2007 and 2006, respectively. These amounts are included in the Company’s general and administrative expenses for the three and six month periods ending August 31, 2007 and 2006, respectively.
     During the six months ended August 31, 2007, the Company received approximately $1,914,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The Company issued 812,322 shares of common stock for the exercise of warrants during the six months ended August 31, 2007. During the six months ended August 31, 2006, the Company received approximately $925,000 for the exercise of warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $1.75 per share. The Company issued 591,341 shares of common stock for the exercise of warrants during the six months ended August 31, 2006.
     The Company issued 190,224 and 285,000 shares of common stock for the exercise of options during the six months ended August 31, 2007 and 2006, respectively. During the six months ended August 31, 2006, the Company received approximately $242,000 for the exercise of options to purchase shares of common stock at an exercise price of $0.85 per share. During the six months ended August 31, 2007, the Company received approximately $118,000 for the exercises of options to purchase shares of common stock at exercise prices ranging from $0.32 to $3.95 per share.
4. Exhibition License Agreements
     During the six months ended August 31, 2007, the Company entered into two additional license agreements for the license of human anatomy specimens for aggregate cash consideration of $1,300,000. These license agreements are being amortized over 35 years, which coincides with the terms of each agreement and the useful life of the assets licensed. Amortization related to these license agreements was approximately $14,000 and $28,000 for the three and six months ended August 31, 2007, respectively.

     The Company entered into a twenty year license agreement effective as of February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of August 31, 2007 the Company had provided funding of approximately $721,000. The Company is amortizing this license agreement over twenty years, which coincides with the term of the agreement and its useful life.
5. Subsequent Events
     On October 4, 2007, the Company entered into a one year $15,000,000 Revolving Credit Facility with Bank of America, N.A. The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at the Company’s request, the credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.
     At the Company’s option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin will be based upon the Company’s Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If the Company’s Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If the Company’s Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires the Company to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, the Company must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made not less frequently than quarterly.
     Upon termination of the Credit Facility, the Company may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion, the Company will be required to amortize the outstanding borrowings under the Credit Facility and make quarterly payments of principal and interest. Such term loan will also require the Company to make annual pre-payments equal to 50% of its Excess Cash Flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event the Company’s Leverage Ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding.
     The Credit Facility is secured by all of the Company’s assets, including the Company’s equity interests in its subsidiaries, and is also guaranteed by the Company’s subsidiaries. As of October 10, 2007, no borrowings were outstanding under the Credit Facility.
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

Overview
     We are in the business of developing and touring museum quality exhibitions. We are perhaps best known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated ocean liner RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland.
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
     Our Titanic exhibitions continue to tour throughout the world and have been viewed by more than 18 million people. We currently have the ability to operate seven Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” We generate income through ticket sales, third party licensing, sponsorship and merchandise sales. We intend to continue presenting Titanic exhibitions throughout the world in an enlightening and dignified manner that embodies respect for all of those who sailed with her.
     In 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently have the ability to operate eleven human anatomy exhibitions, nine of which are known as “Bodies...The Exhibition” and two of which are known as “Bodies Revealed.” We plan to present additional human anatomy-based exhibitions in the future.
     We operate all of our exhibitions through wholly-owned subsidiaries. At this time, our wholly-owned subsidiary RMS Titanic, Inc. is operating our Titanic exhibitions. We also operate our human anatomy exhibitions through wholly-owned subsidiaries. We adopted this holding company structure in October 2004. Prior to that, we conducted all of our business activities, including our exhibitions, exclusively through RMS Titanic, Inc. In the future, we plan to conduct additional exhibitions, both related and unrelated to the Titanic or human anatomy, and we expect to conduct those exhibitions through additional subsidiaries that we will organize as needed.
     During the three and six months ended August 31, 2007, we generated approximately 68% and 73%, respectively, of our revenue from activities related to our human anatomy exhibitions. Our principal sources of revenue are exhibition ticket sales, merchandise sales, licensing activities and sponsorship agreements.
Exhibitions Operated by the Company
     Titanic Exhibitions
     Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including the United States, Canada, Germany, Norway, Sweden, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico and England. The following is a list of our Titanic exhibition locations and dates during the six-month period ended August 31, 2007:

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4, 2006 to May 13, 2007);

•	Atlanta Civic Center, Atlanta, Georgia (November 11, 2006 to May 6, 2007);

•	Turtle Bay Exploration Park, Redding, California (February 24, 2007 to May 28, 2007);

•	Exploration Place, Wichita, Kansas (January 13, 2007 to March 25, 2007);

•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1, 2006 to an undetermined date);

•	Royal BC Museum, Victoria, British Columbia, Canada (April 14, 2007 to October 14, 2007);

•	Visual Arts Center of Northwest Florida, Panama City, Florida (May 25, 2007 to September 3, 2007);

•	Denver Museum of Nature & Science, Denver, Colorado (June 22, 2007 to January 6, 2008);

•	Ontario Science Centre, Toronto, Canada (June 2, 2007 to January 6, 2008); and

•	Three city European tour beginning in Kiel, Germany (June 16, 2007 to August 12, 2007) Budapest, Hungary (September 2, 2007 to an undetermined date)
     We anticipate opening additional Titanic exhibitions during fiscal year 2008. Due to the usual uncertainties involved in the development and setup of exhibitions, the opening dates may vary and the exhibition locations may change.
     “Bodies... The Exhibition” and “Bodies Revealed” Exhibitions
     In March 2005, we acquired all of the membership interests in Exhibitions International, LLC, which enabled us to gain multi-year licenses and exhibition rights to several multiple human anatomy exhibitions, each of which contains a collection of several whole human body specimens plus approximately 150 single human organs and body parts. We are presently in possession of eleven sets of medical specimens, two of which are known as “Bodies Revealed” and nine of which are known as “Bodies...The Exhibition.” We acquired the rights to produce these exhibitions through separate exhibition agreements.
     These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
     ‘‘Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. The following is a list of our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations during the six months ended August 31, 2007:
•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to an undetermined date);

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22, 2006 to March 25, 2007);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30, 2006 to April 29, 2007);

•	“Bodies...The Exhibition,” Beurs van Berlage Concert and Conference Hall, Amsterdam, The Netherlands (November 25, 2006 to April 14, 2007);

•	“Bodies Revealed,” OCA Ibirapuera Park, Sao Paulo, Brazil (February 28, 2007 to July 29, 2007);

•	“Bodies...The Exhibition,” The Streets at Southpoint, Durham, North Carolina (April 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 1101 Wilson Boulevard (the former Newseum site), Arlington, Virginia (Washington, D.C. Metro Area) (April 14, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Westfield UTC, San Diego, California (May 12, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Palacio dos Condes do Restelo, Lisbon, Portugal (May 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Lucerna, Prague, Czech Republic (May 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 9 Treasure Lake Drive, adjacent to the IMAX Entertainment Complex, Branson, Missouri (June 30, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Easton Market, Columbus, Ohio (June 30, 2007 to an undetermined date); and

•	“Bodies Revealed,” Abasto Shopping, Buenos Aries, Argentina (August 15, 2007 to December 2, 2007).
     The following lists our “Bodies...The Exhibition” and “Bodies Revealed” exhibition locations, as of the date of this report, that opened or have been announced subsequent to the six months ended August 31, 2007:
•	“Bodies...The Exhibition,” Carnegie Science Center, Pittsburgh, Pennsylvania (October 1, 2007 to an undetermined date); and
•	“Bodies....The Exhibition,” Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (January 26, 2008 to September 1, 2008).
     We anticipate opening additional “Bodies...The Exhibition” and “Bodies Revealed” exhibitions during fiscal year 2008. Due to the usual uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
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
     Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. These exhibitions are located in Lisbon, Portugal; Prague, Czech Republic; Pittsburgh; Durham; Branson; Buenos Aries; Argentina; and Columbus. Our agreement provides that JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition for the one-year period following the closing of the last jointly presented exhibition.

Additional Exhibitions
     We intend to develop and present new exhibitions in the future, including additional exhibitions both related and unrelated to the Titanic or to human anatomy.
Results of Operations
     A summary of our results of operations as a percentage of revenue for the three and six month periods ended August 31, 2007 and 2006, respectively, is shown below (unaudited):

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Revenue:
Exhibition revenues	93.8%	96.0%	93.8%	96.3%
Merchandise and other	5.9%	3.8%	5.8%	3.5%
Sale of coal	0.3%	0.2%	0.5%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	22.8%	24.4%	21.0%	25.4%
Cost of merchandise sold	0.3%	0.6%	0.6%	0.7%
Cost of coal sold	0.0%	0.0%	0.0%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	23.1%	25.0%	21.6%	26.1%

Gross profit	76.9%	75.0%	78.4%	73.9%

Operating expenses:
General and administrative	36.0%	21.3%	36.8%	21.7%
Depreciation and amortization	5.8%	3.5%	5.9%	3.8%
Litigation settlement	0.0%	0.0%	2.9%	0.0%

Total operating expenses	41.8%	24.8%	45.6%	25.5%

Income from operations	35.1%	50.2%	32.8%	48.4%

Other income and expenses:
Interest income	0.3%	1.5%	0.4%	1.6%
Interest expense	(0.1%)	0.0%	(0.3%)	0.0%
Other income	0.0%	0.0%	0.1%	0.0%

Total other income and expenses	0.2%	1.5%	0.2%	1.6%

Income before provision for income taxes	35.3%	51.7%	33.0%	50.0%

Provision for income taxes	14.1%	17.2%	13.2%	18.0%

Net income	21.2%	34.5%	19.8%	32.0%

The Quarter Ended August 31, 2007 Compared to the Quarter Ended August 31, 2006
     During the quarter ended August 31, 2007, our revenue increased approximately 157% to $16,122,000 as compared to $6,278,000 in the quarter ended August 31, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 163% to $15,480,000 during the quarter ended August 31, 2007 as compared to $5,887,000 for the quarter ended August 31, 2006. This increase in exhibition revenue is primarily attributed to our nine operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributing significantly to revenue in the quarter ended August 31, 2007. In the quarter ended August 31, 2006 we had five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. We also had six Titanic exhibitions operating during the current quarter compared to five in the prior year’s quarter. Our Titanic exhibitions contributed approximately 32% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 68% of our revenue during the quarter ended August 31, 2007.
     Merchandise and other revenue increased approximately 65% to $612,000 during the quarter ended August 31, 2007, as compared to $371,000 during the quarter ended August 31, 2006. Merchandise and other revenue is primarily related to Titanic merchandise sold to our merchandising partner and our portion of the profit from merchandise sold at gift shops at our Titanic exhibitions operated by our merchandising partner. This increase in merchandising revenue is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise to six as compared to five in the prior year period. Our sale of coal recovered from the Titanic increased to $30,000 from $20,000, or approximately 50%, during the quarter ended August 31, 2007 as compared to the quarter ended August 31, 2006.
     We incurred exhibition costs of $3,940,000 and $1,432,000 for the quarters ended August 31, 2007 and 2006, respectively. Exhibition costs primarily relate to our anatomical exhibitions and consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 25% and 24% for the quarters ended August 31, 2007 and 2006, respectively. We had an increase in exhibition costs during the quarter ended August 31, 2007 primarily as a result of the increase in the number of our anatomical exhibits for which we incur specimen rental costs. We also had exhibition costs in the current quarter related to presenting certain anatomical exhibitions independently without JAM, where we incurred all related direct costs of the exhibition, including advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent.
     During the quarter ended August 31, 2007, our gross profit increased approximately 150% to $12,080,000 as compared to $4,825,000 in the quarter ended August 31, 2006. Gross profit was 75% and 77% for the quarters ended August 31, 2007 and 2006, respectively. This decrease in gross profit percentage was principally attributable to an increase in the number of our independent anatomical exhibitions during the quarter ended August 31, 2007. When we present our own anatomical exhibitions without third party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of exhibition profits to us, which ranges from 50/50 to 80/20 in our favor. When we present our anatomical exhibitions without third party participation, profit sharing does not take place and we retain all of the gross profit.
     Our general and administrative expenses increased to $3,442,000 from $2,260,000, or approximately 52%, during the quarter ended August 31, 2007 as compared to the quarter ended August 31, 2006. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $459,000 during the quarter ended August 31, 2007 compared to $267,000 during the quarter ended August 31, 2006. We fully charge our operations for stock options granted in the period such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $202,000, or 55%, to $567,000 during the quarter ended August 31, 2007 as compared to $365,000 for the quarter ended August 31, 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, which investments primarily consist of exhibitry. Depreciation expense was $367,000 and $176,000 during the quarters ended August 31, 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $200,000 and $189,000 during the quarters ended August 31, 2007 and 2006, respectively.
     We realized income from operations of $8,071,000 during the quarter ended August 31, 2007 as compared to income from operations of $2,200,000 in the same prior year period. We attribute this increase in income from operations to the increase both in the number of our ongoing Titanic exhibitions and in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. During the quarter ended August 31, 2007, we had sixteen concurrent exhibitions being presented (six Titanic and ten Bodies exhibitions), as compared to eleven concurrent exhibitions being presented in the same prior year period (five Titanic and six Bodies exhibitions).
     Interest income of $248,000 was primarily associated with interest earned on our bank cash balances during the quarter ended August 31, 2007. We had interest income and interest expense of $20,000 and $5,000, respectively for the quarter ended August 31, 2006. Interest expense in the prior year’s quarter was related to interest payments made by us under a $500,000 shareholder loan we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $8,319,000 for the quarter ended August 31, 2007 as compared to net income before provision for income taxes of $2,215,000 in the same prior year period. Our provision for income taxes was $2,774,000 and $886,000 for the quarters ended August 31, 2007 and 2006. Our effective tax rate for the quarters ended August 31, 2007 and 2006 was 34% and 40%, respectively. The effective rates are different from the statutory rates due to permanent tax adjustments and changes in the estimated state income tax rates. We realized net income of $5,545,000 during the quarter ended August 31, 2007 as compared to net income of $1,329,000 in the prior year period.
     Basic income per common share for the quarters ended August 31, 2007 and 2006 was $0.19 and $0.05, respectively. The basic weighted average shares outstanding for each of the quarters ended August 31, 2007 and 2006 was 29,792,671 and 27,372,761, respectively. Diluted income per common share for each of the quarters ended August 31, 2007 and 2006 was $0.17 and $0.04, respectively. The diluted weighted average shares outstanding for the quarters ended August 31, 2007 and 2006 was 33,474,800 and 31,155,333, respectively.
The Six Months Ended August 31, 2007 Compared to the Six Months Ended August 31, 2006
     During the six months ended August 31, 2007, our revenue increased approximately 127% to $27,528,000 as compared to $12,102,000 for the six months ended August 31, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 134% to $26,496,000 during the six months ended August 31, 2007 as compared to $11,347,000 for the six months ended August 31, 2006. This increase in exhibition revenue is primarily attributed to our nine operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributing significantly to revenue for the six months ended August 31, 2007. In the six months ended August 31, 2006 we had five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. We also had six Titanic exhibitions operating during the six month period ended August 31, 2007 compared to five in the prior year period. Our Titanic exhibitions contributed approximately 27% of our revenue while our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 73% of our revenue during the six month period ended August 31, 2007.
     Merchandise and other revenue increased approximately 39% from $699,000 to $970,000, during the six month period ended August 31, 2006 as compared to the six month period ended August 31, 2007.

Merchandise and other revenue is primarily related to Titanic merchandise sold to our merchandising partner and our portion of the profit from merchandise sold at gift shops at our Titanic exhibitions operated by our merchandising partner. This increase in merchandising revenue is attributable to an increase in the number of locations of our Titanic exhibitions that have gift shops that sell our merchandise to six as compared to five in the prior year period. Our sale of coal recovered from the Titanic increased to $62,000 from $56,000, or approximately 11%, during the six month period ended August 31, 2007 as compared to the six month period ended August 31, 2006.
     We incurred exhibition costs of $6,999,000 and $2,537,000 for the six month periods ended August 31, 2007 and 2006, respectively. Exhibition costs primarily relate to our anatomical exhibitions and consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 26% and 22% for the six month periods ended August 31, 2007 and 2006, respectively. We had an increase in exhibition costs during the six month period ended August 31, 2007 primarily as a result of the increase in the number of our anatomical exhibits for which we incur specimen rental costs. We also had exhibition costs in the current quarter related to presenting certain anatomical exhibitions independently without JAM, where we incurred all related direct costs of the exhibition, including advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent.
     During the six month period ended August 31, 2007, our gross profit increased approximately 114% to $20,319,000 as compared to $9,484,000 for the six month period ended August 31, 2006. Gross profit was 74% and 78% for the six month periods ended August 31, 2007 and 2006, respectively. This decrease in gross profit percentage was principally attributable to an increase in the number of our independent anatomical exhibitions during the six months ended August 31, 2007. When we present our own anatomical exhibitions without third party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of exhibition profits to us, which ranges from 50/50 to 80/20 in our favor. When we present our anatomical exhibitions without third party participation, profit sharing does not take place and we retain all of the gross profit.
     Our general and administrative expenses increased to $5,977,000 from $4,458,000, or approximately 34%, during the six month period ended August 31, 2007 as compared to the six month period ended August 31, 2006. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $917,000 during the six month period ended August 31, 2007 as compared to $679,000 for the six month period ended August 31, 2006. We fully charge our operations for stock options granted in the period such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $343,000, or 48%, to $1,055,000 during the six month period ended August 31, 2007 as compared to $712,000 for the six month period ended August 31, 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, which investments primarily consist of exhibitry. Depreciation expense was $655,000 and $334,000 during the six month periods ended August 31, 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $400,000 and $378,000 during the six month periods ended August 31, 2007 and 2006, respectively.
     During the prior year’s six months ended August 31, 2006, we recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008. There was not a litigation settlement expense during the six months ended August 31, 2007.

     We realized income from operations of $13,287,000 during the six months ended August 31, 2007 as compared to income from operations of $3,964,000 in the same prior year period. We attribute this increase in income from operations to the increase both in the number of our ongoing Titanic exhibitions and in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. During the six months ended August 31, 2007, we had sixteen concurrent exhibitions being presented (six Titanic and ten Bodies exhibitions), as compared to eleven concurrent exhibitions being presented in the same prior year period (five Titanic and six Bodies exhibitions).
     Interest income of $447,000 was primarily associated with interest earned on our bank cash balances during the six months ended August 31, 2007. We recorded interest income and interest expense of $52,000 and $39,000, respectively, for the six months ended August 31, 2006. Interest expense in the prior year was related to interest payments made by us under a $500,000 shareholder loan we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $13,744,000 for the six month period ended August 31, 2007 as compared to net income before provision for income taxes of $3,988,000 in the same prior year period. Our provision for income taxes was $4,944,000 and $1,595,000 for the six month periods ended August 31, 2007 and 2006, respectively. Our effective tax rate for the six month periods ended August 31, 2007 and 2006 was 36% and 40%, respectively. The effective rates are different from the statutory rates due to permanent tax adjustments and changes in the estimated state income tax rates. We realized net income of $8,800,000 during the six month period ended August 31, 2007 as compared to net income of $2,393,000 in the prior year period.
     Basic income per common share for the six month periods ended August 31, 2007 and 2006 was $0.30 and $0.09, respectively. The basic weighted average shares outstanding for each of the six month periods ended August 31, 2007 and 2006 was 29,528,177 and 26,857,721, respectively. Diluted income per common share for each of the six month periods ended August 31, 2007 and 2006 was $0.27 and $0.08, respectively. The diluted weighted average shares outstanding for the six month periods ended August 31, 2007 and 2006 was 33,134,080 and 30,352,591, respectively.
Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash provided by operating activities was $10,476,000 for the six month period ended August 31, 2007 as compared to net cash used by operating activities of $1,552,000 in the six month period ended August 31, 2006. This increase in net cash provided by operating activities is primarily the result of the expansion of our exhibition business. We attribute this increase to the increase in the number of our ongoing Titanic exhibitions, “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of August 31, 2007, we had sixteen individual exhibitions being presented (six Titanic and ten Bodies exhibitions), as compared to eleven individual exhibitions in the same prior year period (five Titanic and six Bodies exhibitions).
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for the periods ended August 31, 2007 and February 28, 2007:

	As of	As of
	February 28, 2007	August 31, 2007
Working Capital (in thousands)	$22,684	$31,989
Current Ratio	12.42	7.92

     Our net working capital increased by $9,305,000 as of August 31, 2007 as compared to February 28, 2007. This increase is primarily the result of an increase in cash, cash equivalents, and marketable securities of $8,756,000 received primarily from additional anatomical exhibitions which opened during our six-month period ended August 31, 2007, as well as our receipt of proceeds from the exercise of outstanding options and warrants. Our accounts receivable increased $2,890,000 as of August 31, 2007 as compared to February 28, 2007, also primarily as result of the opening an increased number of exhibitions. Our current ratio decreased from 12.42 to 7.92 from February 28, 2007 to August 31, 2007, respectively, primarily as result of an increase in net income taxes payable of $4,322,000.
     Cash flows from investing activities
     For the six-month period ended August 31, 2007, the total cash we used in investing activities was $5,744,000, of which amount $2,451,000 was the result of purchases of property and equipment. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our “Bodies...Revealed” and “Bodies...The Exhibition” exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate approximately $3,500,000 to $4,500,000 during the year ending February 29, 2008. We intend to fund our capital expenditures using cash generated from operations. In addition, during the six months ended August 31, 2007, we entered into two additional license agreements for the license of specimens for aggregate cash consideration of $1,300,000. We also entered into a license agreement, effective as of February 28, 2007, for the exclusive right to present Carpathia artifacts in our exhibitions in exchange for funding an expedition to the Carpathia (including providing research and recovery expertise). For the six month period ended August 31, 2007, the Company provided expedition funding of approximately $721,000. We also purchased a $1,000,000 certificate of deposit during the six months ended August 31, 2007.
     Cash flows from financing activities
     For the six-month period ended August 31, 2007, cash provided by financing activities was $3,137,000 and was related to cash received for the exercise of stock options and stock warrants during the quarter ended August 31, 2007.
     Our shareholders’ equity was $45,631,000 at August 31, 2007, as compared with $32,900,000 at February 28, 2007.
     On June 30, 2006, we finalized a $2,500,000 revolving line of credit facility with Bank of America, N.A. in order to help finance the expansion of our exhibition business. The credit facility allowed us to make revolving borrowings of up to $2,500,000 during its term. The credit facility expired on August 27, 2007.
     On October 4, 2007, we entered into a one year $15,000,000 Revolving Credit Facility with Bank of America, N.A. The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at our request, the credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.
     At our option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin will be based upon our Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If our Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If our Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires us to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, we must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made by us not less frequently than quarterly.
     Upon termination of the Credit Facility, we may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion, we will be required to amortize the outstanding borrowings under the Credit Facility and make quarterly payments of principal and interest. Such term loan will also require us to make annual pre-payments equal to 50% of its Excess Cash Flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event our Leverage Ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding.
     The Credit Facility is secured by all of our assets, including our equity interests in our subsidiaries, and is also guaranteed by our subsidiaries. As of October 10, 2007, we had no borrowings outstanding under the Credit Facility.
Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies addressed in the following discussion include:
•	Revenue recognition;

•	Accounts receivables;

•	Income taxes;

•	Legal contingencies;

•	Property an equipment; and

•	Impairment of long-lived and intangible assets.
Revenue Recognition
     Exhibition Revenue. We recognize exhibition revenue for our Titanic and anatomical specimen exhibitions when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order for us to recognize revenue:
•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibition is complete and, in accordance with the terms of the arrangement, has been delivered;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.
     Our revenue for ticket sales for our exhibitions, as well as merchandise sales are recognized at point of sale or may be predicated on a percentage or share of our customers’ revenue from the exhibition. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
     In exhibition arrangements that have a variable fee structure, a partner may guarantee to pay us a nonrefundable minimum amount that is to be applied against variable fees. We record this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.
     Our partners provide us with gross receipt information, marketing costs, promotional costs, and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our partners. The amount of revenue recognized in any given quarter or quarters from our exhibitions with a partner depends on the timing, accuracy, and sufficiency of information we receive from our partner to determine revenues and associated gross profits.
     Audio Tour Revenue. Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.
     Merchandise Revenue. Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the Titanic wreck site is recognized at the date of shipment to third-party vendors. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.
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
Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. We regularly evaluate the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client; trends in credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. In certain circumstances and depending on customer creditworthiness we may require a bank letter of credit to guarantee the collection of our receivables. Our allowance for bad debt is determined based on a percentage of aged receivables.
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
     At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business. We amortize our exhibition licenses on a straight line basis over terms ranging from five to thirty five years commencing on the effective date of the exhibition license or right.
Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 became effective for us for the fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of SFAS 154 did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 became effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115”, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are is in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial condition.
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
Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 2 of this report under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended August 31, 2007, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended August 31, 2007, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek, where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chairman (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer), our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chairman and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on
Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our 2007 Annual Meeting of Shareholders (the “Annual Meeting”) was held on August 15, 2007. At the Annual Meeting, our shareholders:
1.	Elected Arnie Geller, Stephen Couture, Alan R. Reed, N. Nick Cretan and Douglas Banker to serve as directors until our 2008 Annual Meeting of Stockholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death.

2.	Approved our 2007 Restricted Stock Plan.

3.	Ratified the selection of Kempisty & Company, Certified Public Accountants, P.C. as our independent registered public accounting firm for the fiscal year ending February 29, 2008.
Messrs. Geller, Couture, Reed, Cretan and Banker together constitute our entire board of directors.
     On June 22, 2007, the record date of the Annual Meeting, we had 29,558,781 shares of common stock outstanding. At the Annual Meeting, holders of 23,719,805 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the annual meeting.
     Proposal I — Election of Five Directors:

	Votes in Favor	Votes Withheld
Arnie Geller	20,414,228	35,077
Stephen Couture	20,233,113	216,192
Alan Reed	20,253,305	196,000
N. Nick Cretan	20,231,674	217,631
Douglas Banker	20,242,304	207,011

Proposal II — Adoption of the 2007 Restricted Stock Plan.

Votes in Favor	7,359,227
Votes against	6,452,490
Abstentions	222,502
Broker non-votes	10,425,426

Proposal III — Ratification of Selection of Independent Registered Public Accounting Firm:

Votes in Favor	23,646,857
Votes against	61,375
Abstentions	11,570
Broker non-votes	—

ITEM 6. EXHIBITS.
     See Index to Exhibits on page 26 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 10, 2007	By:	/s/ Arnie Geller

Arnie Geller, Chairman

Dated: October 10, 2007	By:	/s/ Stephen Couture

Stephen Couture, Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
#10.1	Employment Agreement dated September 1, 2007, between the Company and Bruce Eskowitz.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

#	Management compensatory plan or arrangement.