Form 10-Q
period 2007-11-30
PREMIER EXHIBITIONS, INC.
filed 2008-01-09
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    November 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock on January 2, 2008 was 30,158,839.

		Page No.
Part 1.	Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

	Index to Exhibits	26
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Premier Exhibitions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	November 30,
	2007	2007
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,811,000	$24,000,000
Restricted cash	—	5,000,000
Marketable securities	—	1,040,000
Accounts receivable, net of allowance for doubtful accounts of $252,000 and $358,000 respectively	3,050,000	4,093,000
Carpathia receivable, related party	2,500,000	2,500,000
Prepaid expenses and other current assets	2,309,000	3,506,000

Total current assets	24,670,000	40,139,000

Artifacts owned, at cost	3,091,000	3,089,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $3,141,000 and $4,197,000, respectively	3,620,000	6,031,000
Licenses and other rights, net of accumulated amortization of $1,407,000 and 2,019,000, respectively	3,266,000	5,782,000
Deferred income taxes	238,000	406,000

	$34,886,000	$55,448,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	1,450,000	1,676,000
Income taxes payable	—	2,391,000
Deferred revenue	536,000	—

Total current liabilities	1,986,000	4,067,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 29,004,318 and 30,148,839 shares at February 28, 2007 and November 30, 2007, respectively	3,000	3,000

Common stock payable	90,000	3,000

Additional paid-in capital	34,252,000	41,463,000
Retained earnings	(903,000)	10,627,000
Accumulated other comprehensive loss	(129,000)	(261,000)
Less treasury stock, at cost; 56,641 and 58,945 shares at February 28, 2007 and November 30, 2007, respectively	(413,000)	(454,000)
Total shareholders’ equity	32,900,000	51,381,000

	$34,886,000	$55,448,000

The accompanying notes are an integral part of the consolidated financial statements

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Revenue:
Exhibition revenue	$7,659,000	$16,311,000	$19,006,000	$42,806,000
Merchandise and other	262,000	410,000	961,000	1,380,000
Sale of coal	25,000	14,000	81,000	77,000

Total revenue	7,946,000	16,735,000	20,048,000	44,263,000

Cost of revenue:
Exhibition costs	1,867,000	5,172,000	4,404,000	12,171,000
Cost of merchandise sold	30,000	29,000	105,000	228,000
Cost of coal sold	4,000	4,000	10,000	15,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	1,901,000	5,205,000	4,519,000	12,414,000

Gross profit	6,045,000	11,530,000	15,529,000	31,849,000

Operating expenses:
General and administrative	2,105,000	6,934,000	6,563,000	12,912,000
Depreciation and amortization	341,000	614,000	1,053,000	1,668,000
Litigation settlement	—	—	350,000	—

Total operating expenses	2,446,000	7,548,000	7,966,000	14,580,000

Income from operations	3,599,000	3,982,000	7,563,000	17,269,000

Other income and expenses:
Interest income	55,000	289,000	107,000	736,000
Interest expense	(12,000)	—	(51,000)	—
Other income	25,000	—	36,000	10,000

Total other income and expenses	68,000	289,000	92,000	746,000

Income before provision for income taxes	3,667,000	4,271,000	7,655,000	18,015,000

Provision for income taxes	1,467,000	1,541,000	3,062,000	6,485,000

Net income	$2,200,000	$2,730,000	$4,593,000	$11,530,000

Net income per share:
Basic income per common share	$0.08	$0.09	$0.17	$0.39

Diluted income per common share	$0.07	$0.08	$0.15	$0.35

Shares used in basic per share calculations	28,310,105	30,047,900	27,338,690	29,660,719

Shares used in diluted per share calculations	31,881,095	34,097,129	30,665,766	33,303,780

The accompanying notes are an integral part of the consolidated financial statements

Premier Exhibitions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended November 30,
	2006	2007
Cash flows from operating activities:
Net income	$4,593,000	$11,530,000

Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	1,053,000	1,668,000
Stock based compensation	1,499,000	3,295,000
Decrease in cost of artifacts	4,000	—
Provision for doubtful accounts	—	106,000
Excess tax benefit on the exercise of employee stock options	—	(1,384,000)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,564,000)	(1,149,000)
Decrease (Increase) in deferred income taxes	771,000	(168,000)
(Increase) in prepaid expenses and other current assets	(1,023,000)	(1,197,000)
(Increase) in other assets	(9,000)	—
Increase (decrease) in deferred revenue	71,000	(536,000)
Increase in accounts payable and accrued liabilities	726,000	226,000
Increase in income taxes payable	—	3,739,000

Total adjustments	1,528,000	4,600,000

Net cash provided by operating activities	6,121,000	16,130,000

Cash flows used by investing activities:
Purchases of property and equipment	(2,146,000)	(3,465,000)
Purchase of exhibition licenses	—	(2,878,000)
Purchase of subrogation rights	—	(250,000)
Net decrease in marketable securities	—	10,000
Purchase of certificate of deposit	—	(1,000,000)

Net cash used by investing activities	(2,146,000)	(7,583,000)

Cash flows from financing activities:
Proceeds from notes payable	342,000	—
Reduction in marketable securities	(570,000)	—
Principal payments on notes payable	(1,690,000)	—
Proceeds from option and warrant exercises	1,726,000	2,391,000
Excess tax benefit on the exercise of employee stock options	2,219,000	1,384,000

Net cash provided by financing activities	2,027,000	3,775,000

Effects of exchange rate changes on cash and cash equivalents	45,000	(133,000)

Net increase in cash and cash equivalents	6,047,000	12,189,000
Cash and cash equivalents at beginning of year	4,129,000	16,811,000

Cash and cash equivalents at end of year	$10,176,000	$29,000,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$2,433,000

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$322,000	$(41,000)

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$10,000

The accompanying notes are an integral part of the consolidated financial statements

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the accompanying consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007.
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
     For the three and nine months ended November 30, 2007 and 2006, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective period.
     For the three and nine months ended November 30, 2007 and 2006, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period.
     Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,200,000	2,730,000	$4,593,000	11,530,000

Denominator:
Basic weighted-average shares outstanding	28,310,105	30,047,900	27,338,690	29,660,719
Effect of dilutive stock options and warrants	3,570,990	4,049,229	3,327,076	3,643,061

Diluted weighted-average shares outstanding	31,881,095	34,097,129	30,665,766	33,303,780

Net income per share:
Basic	$0.08	0.09	$0.17	0.39

Diluted	$0.07	0.08	$0.15	0.35

3. Equity Transactions
     The Company recorded stock-based compensation expenses related to stock options granted to the Company’s employees and directors and stock and warrants issued to consultants of $2,378,000 and $619,000 during the three months ended November 30, 2007 and 2006, respectively. The Company recorded stock-based compensation expenses related to stock options granted to the Company’s employees and directors and stock awards and warrants issued to consultants of $3,295,000 and $1,499,000 for the nine months ended November 30, 2007 and 2006, respectively. These amounts are included in the Company’s general and administrative expenses for the three and nine month periods ending November 30, 2007 and 2006, respectively.
     During the nine months ended November 30, 2007, the Company received approximately $2,114,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The Company issued 918,882 shares of common stock for the exercise of warrants during the nine months ended November 30, 2007. During the nine months ended November 30, 2006, the Company received approximately $1,433,000 for the exercise of warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share. The Company issued 897,011 shares of common stock for the exercise of warrants during the nine months ended November 30, 2006.
     The Company issued 282,280 and 330,833 shares of common stock for the exercise of options during the nine months ended November 30, 2007 and 2006, respectively. During the nine months ended November 30, 2006, the Company received approximately $293,000 for the exercise of options to purchase shares of common stock exercise prices ranging from $0.85 to $1.70 per share. During the nine months ended November 30, 2007, the Company received approximately $276,898 for the exercises of options to purchase shares of common stock at exercise prices ranging from $0.28 to $3.95 per share.
4. Exhibition License Agreements
     During the nine months ended November 30, 2007, the Company entered into three additional agreements for the licensing of human anatomy specimens. The aggregate cash consideration for these additional license agreements was $2,114,000. These license agreements are being amortized over 35 years and 10 years, which coincides with the terms of each agreement and the useful life of the assets licensed. Amortization related to these license agreements was approximately $22,000 and $41,000 for the three and nine months ended November 30, 2007, respectively.

     The Company entered into a twenty year license agreement effective February 28, 2007 whereby it received exclusive rights to present artifacts from the wreck of the Carpathia in its exhibitions in exchange for funding an expedition to the Carpathia. This funding includes providing research and recovery expertise. As of November 30, 2007, the Company had provided funding in the amount of approximately $764,000. The Company is amortizing this license agreement over twenty years, which coincides with the term of the agreement and its useful life.
5. Debt
     On October 4, 2007, the Company entered into a one year $15,000,000 revolving Loan Agreement with Bank of America, N.A (the “Credit Facility”). The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at the Company’s request, the credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.
     At the Company’s option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin will be based upon the Company’s Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If the Company’s Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If the Company’s Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires the Company to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. The Company was in compliance with such ratios as of November 30, 2007. In addition, the Company must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made not less frequently than quarterly.
     Upon termination of the Credit Facility, the Company may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion, the Company will be required to amortize the outstanding borrowings under the Credit Facility and make quarterly payments of principal and interest. Such term loan will also require the Company to make annual pre-payments equal to 50% of its Excess Cash Flow (defined as EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event the Company’s Leverage Ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding.
     The Credit Facility is secured by all of the Company’s assets, including the Company’s equity interests in its subsidiaries, and is also guaranteed by the Company’s subsidiaries. As of November 30, 2007, no borrowings were outstanding under the Credit Facility.
6. Subsequent Event
     On December 3, 2007, the Company acquired the license rights to three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, whereby all of the outstanding membership interests of such entity were acquired. As part of this transaction the Company transferred funds into escrow on November 30, 2007, classified as restricted cash in the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of Premier Exhibitions, Inc.’s (“we”, “us”, or “our”) financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2007, as filed with the Securities and Exchange Commission (“SEC”), which contains additional information concerning our consolidated financial statements.
Overview
     We are in the business of developing and touring museum quality exhibitions. We first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. and which honor the ill-fated ocean liner RMS Titanic. The Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost. The Titanic lies at 12,500 feet below the surface of the Atlantic Ocean, approximately 400 miles off the southern coast of Newfoundland.
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
     Our Titanic exhibitions continue to tour throughout the world and have been viewed by more than 18 million people. We currently have the ability to operate seven concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” We generate income through ticket sales, third party licensing, sponsorship and merchandise sales. We intend to continue presenting Titanic exhibitions throughout the world in an enlightening and dignified manner that embodies respect for all of those who sailed with her.
     In 2004, we expanded our exhibitions beyond the Titanic into human anatomy exhibitions that explore the marvels of the human body. We currently have the ability to operate sixteen concurrent human anatomy exhibitions, which are known as “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.” We plan to present additional human anatomy-based exhibitions in the future.
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

     During the three and nine months ended November 30, 2007, we generated approximately 83% and 78%, respectively, of our revenue from activities related to our human anatomy exhibitions. Our principal sources of revenue are exhibition ticket sales, merchandise sales, licensing activities and sponsorship agreements.
Our Exhibitions
     Titanic Exhibitions
     Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including the United States, Canada, Germany, Norway, Sweden, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary and England. The following is a list of our Titanic exhibition locations and dates during the nine-month period ended November 30, 2007:
•	The Tropicana Resort and Casino, Las Vegas, Nevada (June 1, 2006 to an undetermined date);

•	Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (November 4, 2006 to May 13, 2007);

•	Atlanta Civic Center, Atlanta, Georgia (November 11, 2006 to May 6, 2007);

•	Exploration Place, Wichita, Kansas (January 13, 2007 to March 25, 2007);

•	Turtle Bay Exploration Park, Redding, California (February 24, 2007 to May 28, 2007);

•	Royal BC Museum, Victoria, British Columbia, Canada (April 14, 2007 to October 14, 2007);

•	Visual Arts Center of Northwest Florida, Panama City, Florida (May 25, 2007 to September 3, 2007);

•	Ontario Science Centre, Toronto, Canada (June 2, 2007 to January 6, 2008);

•	Denver Museum of Nature & Science, Denver, Colorado (June 22, 2007 to January 6, 2008);

•	Old City Hall, Lake Charles, Louisiana (October 6, 2007 to January 6, 2008);

•	Arizona Science Center, Phoenix, Arizona (November 10, 2007 to May 4, 2008); and

•	Three city European tour:
•	Kiel, Germany (June 16, 2007 to August 12, 2007);

•	Budapest, Hungary (September 2, 2007 to February 5, 2008); and

•	Third city, to be announced
     We anticipate opening additional Titanic exhibitions during our fiscal year ending February 29, 2008 (“fiscal year 2008”). Due to the usual uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
     Human Anatomy Exhibitions
We are presently in possession of sixteen sets of human anatomy specimens, each of which contains a collection of approximately twenty whole human body specimens plus at least 150 single human organs and body parts, which are known as “Bodies Revealed,” “Bodies...The Exhibition” and “Our Body: The Universe Within.” We acquired the rights to produce these exhibitions through separate exhibition agreements. Most recently, on December 3, 2007, we acquired the license rights to three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, whereby we acquired all of the outstanding membership interests of such entity.
     These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies kept from decaying through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This keeps the flesh from decaying and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
     ‘‘Bodies Revealed” debuted in August 2004 in Blackpool, England and was the first exhibition we produced not related to the Titanic. The following is a list of our human anatomy exhibition locations during the nine months ended November 30, 2007:
•	“Bodies...The Exhibition,” South Street Seaport, New York, New York (November 19, 2005 to an undetermined date);

•	“Bodies...The Exhibition,” The Tropicana Resort and Casino, Las Vegas, Nevada (June 23, 2006 to an undetermined date);

•	“Bodies...The Exhibition,” The Shops at Sunset Place, Miami, Florida (September 22, 2006 to March 25, 2007);

•	“Bodies...The Exhibition,” 800 Pike Street (across from the Washington State Convention Center), Seattle, Washington (September 30, 2006 to April 29, 2007);

•	“Bodies...The Exhibition,” Beurs van Berlage Concert and Conference Hall, Amsterdam, The Netherlands (November 25, 2006 to April 14, 2007);

•	“Bodies Revealed,” OCA Ibirapuera Park, Sao Paulo, Brazil (February 28, 2007 to July 29, 2007);

•	“Bodies...The Exhibition,” The Streets at Southpoint, Durham, North Carolina (April 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 1101 Wilson Boulevard (the former Newseum site), Arlington, Virginia (Washington, D.C. Metro Area) (April 14, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Palacio dos Condes do Restelo, Lisbon, Portugal (May 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Lucerna, Prague, Czech Republic (May 5, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Westfield UTC, San Diego, California (May 12, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” 9 Treasure Lake Drive, adjacent to the IMAX Entertainment Complex, Branson, Missouri (June 30, 2007 to an undetermined date);

•	“Bodies...The Exhibition,” Easton Market, Columbus, Ohio (June 30, 2007 to an undetermined date);

•	“Bodies Revealed,” Abasto Shopping, Buenos Aries, Argentina (August 15, 2007 to December 2, 2007);

•	“Bodies...The Exhibition,” Carnegie Science Center, Pittsburgh, Pennsylvania (October 5, 2007 to May 4, 2008);

•	“Bodies...The Exhibition,” 500 Cochituate Road, Framingham, Massachusetts (October 27, 2007 to January 20, 2008); and

•	“Bodies...The Exhibition,” Las Olas Riverfront, Ft. Lauderdale, Florida (November 3, 2007 to April 27, 2008).
     The following lists our human anatomy exhibition locations, as of the date of this report, which opened or have been announced subsequent to the nine months ended November 30, 2007:
•	“Bodies Revealed,” 2040 Alta Arden Expressway, Sacramento, California (December 1, 2007 to undetermined date);

•	“Bodies Revealed,” G. Wiz, The Science Museum Sarasota, Florida, (December 21, 2007 to undetermined date);

•	“Bodies Revealed,” Hartford 21 Civic Center, Hartford, Connecticut (December 22, 2007 to undetermined date);

•	“Our Body: The Universe Within,” Rochester Museum & Science Center at 657 East Avenue, Rochester, New York (December 3, 2007 to January 1, 2008);

•	“Our Body: The Universe Within,” Detroit Science Center at 5020 John R Street, Detroit, Michigan (December 3, 2007 to January 6, 2008);

•	“Our Body: The Universe Within,” Kirkpatrick Science Air Space Museum d/b/a Omniplex Science Museum at 2100 N.E. 52nd Street, Oklahoma City, Oklahoma (December 3, 2007 to undetermined date);

•	“Our Body: The Universe Within,” Gulf Coast Exploreum Science Center at 65 Government Street, Mobile, Alabama (January 11, 2008 to June 1, 2008);

•	“Bodies...The Exhibition,” Cincinnati Museum Center at Union Terminal, Cincinnati, Ohio (January 26, 2008 to September 1, 2008); and

•	“Our Body: The Universe Within,” Witte Museum at 3801 Broadway, San Antonio, Texas (January 25, 2008 to May 26, 2008).
     We anticipate opening additional human anatomy exhibitions during fiscal year 2008. Due to the usual uncertainties involved in the development and setup of exhibitions, opening dates may vary and exhibition locations may change.
Co-Presentation Agreement
     On January 20, 2006, we finalized the terms of an agreement pursuant to which we agreed to work with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International (collectively, “JAM”), to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. At this time, the exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam, and Washington D.C. have completed their runs and have closed. Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of a human anatomy exhibition for the one-year period following the closing of the last jointly presented exhibition.
     On November 28, 2007, we entered into an agreement with Live Nation, Inc. under which we will co-present human anatomy exhibitions with Live Nation. With respect to each jointly presented exhibition, we will be responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens. Live Nation will be responsible for marketing, public relations, and exhibition operations and security. Under this agreement, we intend to co-present between six and nine concurrent exhibitions at all times. Live Nation’s right to jointly present exhibitions with us is exclusive on a worldwide basis, except for North America, China and certain other limited geographic locations. JAM Exhibitions, LLC will act as Live Nation’s exclusive co-promoter for exhibitions jointly presented under the agreement.
Additional Exhibitions
     We intend to develop and present new exhibitions in the future, including additional exhibitions both related and unrelated to the Titanic or to human anatomy.

Results of Operations
     A summary of our results of operations as a percentage of revenue for the three and nine month periods ended November 30, 2007 and 2006, respectively, is shown below (unaudited):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Revenue:
Exhibition revenues	96.4%	97.5%	94.8%	96.7%
Merchandise and other	3.3%	2.4%	4.8%	3.1%
Sale of coal	0.3%	0.1%	0.4%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	23.5%	30.9%	22.0%	27.5%
Cost of merchandise sold	0.4%	0.2%	0.5%	0.5%
Cost of coal sold	0.1%	0.0%	0.0%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	24.0%	31.1%	22.5%	28.0%

Gross profit	76.0%	68.9%	77.5%	72.0%

Operating expenses:
General and administrative	26.5%	41.4%	32.7%	29.2%
Depreciation and amortization	4.3%	3.7%	5.3%	3.8%
Litigation settlement	0.0%	0.0%	1.7%	0.0%

Total operating expenses	30.8%	45.1%	39.7%	33.0%

Income from operations	45.2%	23.8%	37.8%	39.0%

Other income and expenses:
Interest income	0.7%	1.7%	0.5%	1.7%
Interest expense	-0.2%	0.0%	-0.3%	0.0%
Other income	0.3%	0.0%	0.2%	0.0%

Total other income and expenses	0.8%	1.7%	0.4%	1.7%

Income before provision for income taxes	46.0%	25.5%	38.2%	40.7%

Provision for income taxes	18.5%	9.2%	15.3%	14.7%

Net income	27.5%	16.3%	22.9%	26.0%

The Quarter Ended November 30, 2007 Compared to the Quarter Ended November 30, 2006
     During the quarter ended November 30, 2007, our revenue increased approximately 111% to $16,735,000 as compared to $7,946,000 in the quarter ended November 30, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 113% to $16,311,000 during the quarter ended November 30, 2007 as compared to $7,659,000 for the quarter ended November 30, 2006. This increase in exhibition revenue is primarily attributed to our operation of ten concurrent human anatomy exhibitions which contributed significantly to revenue in the quarter. In the quarter ended November 30, 2006 we operated five human anatomy exhibitions. We also had six Titanic exhibitions operating during the current quarter compared to seven in the prior year’s quarter. As a result of venue changes, the number of exhibitions actually in operation throughout a fiscal period may be different than the number of exhibitions we can operate concurrently. Our Titanic exhibitions contributed approximately 13% of our revenue, while our human anatomy exhibitions contributed approximately 87% of our revenue during the quarter ended November 30, 2007.

     Merchandise and other revenue increased approximately 56% to $410,000 during the quarter ended November 30, 2007, as compared to $262,000 during the quarter ended November 30, 2006. Merchandise and other revenue is primarily related to Titanic merchandise sold to our merchandising partner and our portion of the profit from merchandise sold at gift shops operated by our merchandising partner at our Titanic exhibitions. Our sale of coal recovered from the Titanic decreased to $14,000 from $25,000, or approximately 44%, during the quarter ended November 30, 2007 as compared to the quarter ended November 30, 2006.
     We incurred exhibition costs of $5,172,000 and $1,867,000 for the quarters ended November 30, 2007 and 2006, respectively. Exhibition costs primarily relate to our human anatomy exhibitions and consist of the licensing costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 32% and 24% for the quarters ended November 30, 2007 and 2006, respectively. We had an increase in exhibition costs during the quarter ended November 30, 2007 primarily as a result of the increase in the number of our human anatomy exhibitions for which we incur specimen rental costs. We also had exhibition costs in the current quarter related to presenting certain human anatomy exhibitions independently, where we incurred all related direct costs of each independently presented exhibition, including advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent.
     During the quarter ended November 30, 2007, our gross profit increased approximately 91% to $11,530,000 as compared to $6,045,000 in the quarter ended November 30, 2006. Gross profit was 69% and 76% for the quarters ended November 30, 2007 and 2006, respectively. This decrease in gross profit percentage was principally attributable to an increase in the number of independent anatomical exhibitions we presented during the quarter ended November 30, 2007. When we present our own anatomical exhibitions without third party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of exhibition profits to us. When we present our anatomical exhibitions without third party participation, profit sharing does not take place and we retain all of the gross profit.
     Our general and administrative expenses increased to $6,934,000 from $2,105,000, or approximately 229%, during the quarter ended November 30, 2007 as compared to the quarter ended November 30, 2006. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer, and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $2,378,000 during the quarter ended November 30, 2007 compared to $619,000 during the quarter ended November 30, 2006. We fully charge our operations for stock options granted in the period such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $273,000, or 80%, to $614,000 during the quarter ended November 30, 2007 as compared to $341,000 for the quarter ended November 30, 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, and principally consists of exhibitry. Depreciation expense was $401,000 and $152,000 during the quarters ended November 30, 2007 and 2006, respectively. In addition, amortization expenses associated with amortization of exhibition licenses was $213,000 and $189,000 during the quarters ended November 30, 2007 and 2006, respectively.
     We realized income from operations of $3,982,000 during the quarter ended November 30, 2007 as compared to income from operations of $3,599,000 in the same prior year period. We attribute this increase in income from operations to the increase both in the number of our ongoing Titanic exhibitions and in the number of our ongoing human anatomy exhibitions. During the quarter ended November 30,

2007, we had sixteen concurrent exhibitions being presented (six Titanic and ten human anatomy exhibitions), as compared to thirteen concurrent exhibitions being presented in the same prior year period (seven Titanic and six human anatomy exhibitions).
     Interest income of $289,000 was primarily associated with interest earned on our bank cash balances during the quarter ended November 30, 2007. We had interest income and interest expense of $55,000 and $12,000, respectively for the quarter ended November 30, 2006. Interest expense in the prior year’s quarter was related to interest payments made by us under a $500,000 shareholder loan we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $4,271,000 for the quarter ended November 30, 2007 as compared to net income before provision for income taxes of $3,667,000 in the same prior year period. Our provision for income taxes was $1,541,000 and $1,467,000 for the quarters ended November 30, 2007 and 2006, respectively. Our effective tax rate for the quarters ended November 30, 2007 and 2006 was 36% and 40%, respectively. The effective rates are different from the statutory rates due to permanent tax adjustments and changes in the estimated state income tax rates. We realized net income of $2,730,000 during the quarter ended November 30, 2007 as compared to net income of $2,200,000 in the same prior year period.
     Basic income per common share for the quarters ended November 30, 2007 and 2006 was $0.09 and $0.08, respectively. The basic weighted average shares outstanding for the quarters ended November 30, 2007 and 2006 was 30,047,900 and 28,310,105, respectively. Diluted income per common share for the quarters ended November 30, 2007 and 2006 was $0.08 and $0.07, respectively. The diluted weighted average shares outstanding for the quarters ended November 30, 2007 and 2006 was 34,097,129 and 31,881,095, respectively.
The Nine Months Ended November 30, 2007 Compared to the Nine Months Ended November 30, 2006
     During the nine months ended November 30, 2007, our revenue increased approximately 121% to $44,263,000 as compared to $20,048,000 for the nine months ended November 30, 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 125% to $42,806,000 during the nine months ended November 30, 2007 as compared to $19,006,000 for the nine months ended November 30, 2006. This increase in exhibition revenue is primarily attributed to our ten concurrently operating human anatomy exhibitions contributing significantly to revenue for the nine months ended November 30, 2007. In the nine months ended November 30, 2006 we had six concurrently operating human anatomy exhibitions. We also had six concurrently Titanic exhibitions operating during the nine month period ended November 30, 2007 compared to seven in the prior year period. As a result of venue changes, the number of exhibitions actually in operation throughout a fiscal period may differ from the number of exhibitions we can operate concurrently. Our Titanic exhibitions contributed approximately 22% of our revenue while our human anatomy exhibitions contributed approximately 78% of our revenue during the nine month period ended November 30, 2007.
     Merchandise and other revenue increased approximately 44% from $961,000 to $1,380,000, during the nine month period ended November 30, 2006 as compared to the nine month period ended November 30, 2007. Merchandise and other revenue is primarily related to Titanic merchandise sold to our merchandising partner and our portion of the profit from merchandise sold at gift shops operated by our merchandising partner at our Titanic exhibitions. Our sale of coal recovered from the Titanic decreased to $77,000 from $81,000, or approximately 5%, during the nine month period ended November 30, 2007 as compared to the nine month period ended November 30, 2006.
     We incurred exhibition costs of $12,171,000 and $4,404,000 for the nine month periods ended November 30, 2007 and 2006, respectively. Exhibition costs primarily relate to our human anatomy exhibitions and consist of the licensing costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent. Exhibition costs as a percentage of exhibition revenues were 28% and 23% for the nine month periods ended November 30, 2007 and 2006, respectively. We had an increase in exhibition costs during the nine month period ended November 30, 2007 primarily as a result of the increase in the number of our human anatomy exhibition for which we incur specimen rental costs. We also had exhibition costs in the current quarter related to presenting certain human anatomy exhibitions independently, where we incurred all related direct costs of each independently presented exhibition, including advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens, and venue rent.
     During the nine month period ended November 30, 2007, our gross profit increased approximately 105% to $31,849,000 as compared to $15,529,000 for the nine month period ended November 30, 2006. Gross profit was 72% and 77% for the nine month periods ended November 30, 2007 and 2006, respectively. This decrease in gross profit percentage was principally attributable to an increase in the number of independent human anatomy exhibitions we presented during the nine months ended November 30, 2007. When we present our own anatomical exhibitions without third party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of exhibition profits to us. When we present our human anatomy exhibitions without third party participation, profit sharing does not take place and we retain all of the gross profit.
     Our general and administrative expenses increased to $12,912,000 from $6,563,000, or approximately 97%, during the nine month period ended November 30, 2007 as compared to the nine month period ended November 30, 2006. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $3,295,000 during the nine month period ended November 30, 2007 as compared to $1,499,000 for the nine month period ended November 30, 2006. We fully charge our operations for stock options granted in the period such options are granted, subject to vesting schedules.
     Our depreciation and amortization expenses increased $615,000, or 58%, to $1,668,000 during the nine month period ended November 30, 2007 as compared to $1,053,000 for the nine month period ended November 30, 2006. This increase principally reflects additional investments made in fixed assets for our exhibitions, which investments primarily consist of exhibitry. Depreciation expense was $1,056,000 and $486,000 during the nine month periods ended November 30, 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $612,000 and $567,000 during the nine month periods ended November 30, 2007 and 2006, respectively.
     During the prior year’s nine month period ended November 30, 2006, we recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement. Pursuant to this settlement, we are required to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008. There was no litigation settlement expense during the nine months ended November 30, 2007.
     We realized income from operations of $17,269,000 during the nine months ended November 30, 2007 as compared to income from operations of $7,563,000 in the same prior year period. We attribute this increase in income from operations to the increase in the number of our ongoing human anatomy exhibitions. During the nine months ended November 30, 2007, we had sixteen concurrent exhibitions being presented (six Titanic and ten human anatomy exhibitions), as compared to thirteen concurrent exhibitions being presented in the same prior year period (seven Titanic and six human anatomy exhibitions).

     Interest income of $736,000 was primarily associated with interest earned on our bank cash balances during the nine months ended November 30, 2007. We recorded interest income and interest expense of $107,000 and $51,000, respectively, for the nine months ended November 30, 2006. Interest expense in the prior year was related to interest payments made by us under a $500,000 shareholder loan we incurred in 2004 in anticipation of our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.
     We realized net income before provision for income taxes of $18,015,000 for the nine month period ended November 30, 2007 as compared to net income before provision for income taxes of $7,655,000 in the same prior year period. Our provision for income taxes was $6,485,000 and $3,062,000 for the nine month periods ended November 30, 2007 and 2006, respectively. Our effective tax rate for the nine month periods ended November 30, 2007 and 2006 was 36% and 40%, respectively. The effective rates are different from the statutory rates due to permanent tax adjustments and changes in the estimated state income tax rates. We realized net income of $11,530,000 during the nine month period ended November 30, 2007 as compared to net income of $4,593,000 in the same prior year period.
     Basic income per common share for the nine month periods ended November 30, 2007 and 2006 was $0.39 and $0.17, respectively. The basic weighted average shares outstanding for the nine month periods ended November 30, 2007 and 2006 was 29,660,719 and 27,338,690, respectively. Diluted income per common share for the nine month periods ended November 30, 2007 and 2006 was $0.35 and $0.15, respectively. The diluted weighted average shares outstanding for the nine month periods ended November 30, 2007 and 2006 was 33,303,780 and 30,665,766, respectively.
Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash provided by operating activities was $16,130,000 for the nine month period ended November 30, 2007 as compared to net cash provided by operating activities of $6,121,000 in the nine month period ended November 30, 2006. This increase in net cash provided by operating activities is primarily the result of the expansion of our exhibition business. We attribute this increase to the increase in the number of our ongoing and human anatomy exhibitions. As of November 30, 2007, we had sixteen individual exhibitions being presented (six Titanic and ten human anatomy exhibitions), as compared thirteen individual exhibitions in the same prior year period (seven Titanic and six human anatomy exhibitions).
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for the periods ended November 30, 2007 and February 28, 2007:

	As of	As of
	February 28, 2007	November 30, 2007
Working capital	$22,684,000	$36,072,000
Current ratio	12.42	9.87
     Our net working capital increased by $13,388,000 as of November 30, 2007 as compared to February 28, 2007. This increase is principally the result of an increase in cash, cash equivalents, restricted cash and marketable securities of $13,229,000 received primarily from additional human anatomy exhibitions which opened during our nine month period ended November 30, 2007, as well as our receipt of proceeds from the exercise of outstanding options and warrants. Our accounts receivable, net increased $1,149,000 as of November 30, 2007 as compared to February 28, 2007, primarily as a result of the opening an increased number of exhibitions. Our current ratio decreased from 12.42 to 9.87 from February 28, 2007 to November 30, 2007, respectively, primarily as result of an increase in net income taxes payable of $2,391,000.

     Cash flows from investing activities
     For the nine month period ended November 30, 2007, the total cash we used in investing activities was $7,583,000, of which amount $3,465,000 was the result of purchases of property and equipment. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our human anatomy exhibitions. Capital expenditures, primarily consisting of additional exhibitry for our exhibitions, are expected to aggregate between $3,500,000 and $4,500,000 during the fiscal year 2008. We expect to fund our capital expenditures using cash generated from operations. In addition, during the nine months ended November 30, 2007, we entered into three additional license agreements for the licensing of specimens for aggregate cash consideration of $2,114,000. During such nine month period, we also entered into a license agreement, effective as of February 28, 2007, for the exclusive right to present artifacts from the wreck of the RMS Carpathia in our exhibitions in exchange for our agreement to fund an expedition to the Carpathia. Such funding obligation includes providing research and recovery expertise. For the nine month period ended November 30, 2007, we provided expedition funding of approximately $764,000. We also purchased a $1,000,000 certificate of deposit during the nine months ended November 30, 2007.
     Cash flows from financing activities
     For the nine-month period ended November 30, 2007, cash provided by financing activities was $3,775,000 and was related to cash received for the exercise of stock options and stock warrants during the nine month period ended November 30, 2007.
     Our shareholders’ equity was $51,381,000 at November 30, 2007, as compared with $32,900,000 at February 28, 2007.
     On June 30, 2006, we entered into a $2,500,000 revolving line of Credit Facility with Bank of America, N.A. (the “Prior Facility”). The Credit Facility allowed us to make revolving borrowings of up to $2,500,000 during its term. The Credit Facility expired on August 27, 2007.
     On October 4, 2007, we entered into a one year $15,000,000 revolving Loan Agreement (the “Credit Facility”) with Bank of America, N.A. The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at our request, the credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.
     At our option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin will be based upon our Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If our Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If our Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires us to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. We were in compliance with such ratios as of November 30, 2007. In addition, we must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made by us not less frequently than quarterly.
     Upon termination of the Credit Facility, we may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion, we will be required to amortize the outstanding borrowings under the Credit Facility and make quarterly payments of principal and interest. Such term loan will also require us to make annual pre-payments equal to 50% of our Excess Cash Flow (defined as EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event our Leverage Ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding.
     The Credit Facility is secured by all of our assets, including our equity interests in our subsidiaries, and is also guaranteed by our subsidiaries. As of November 30, 2007, we had no borrowings outstanding under the Credit Facility.
Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies addressed in the following discussion include:
•	Revenue recognition;

•	Accounts receivables;

•	Income taxes;

•	Legal contingencies;

•	Property and equipment; and

•	Impairment of long-lived and intangible assets.
Revenue Recognition
     Exhibition Revenue. We recognize exhibition revenue for our Titanic and human anatomy exhibitions when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order for us to recognize revenue:
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
     Our partners provide us with gross receipt information, marketing costs, promotional costs, and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our partners. The amount of revenue recognized in any given quarter (or quarters) from our exhibitions with a partner depends on the timing, accuracy, and sufficiency of information we receive from our partner to determine revenues and associated gross profits.
     Audio Tour Revenue. Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.
     Merchandise Revenue. Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the Titanic wreck site is recognized at the date of shipment to third-party vendors. As revenue from the sale of coal is recognized, the cost attributable to recovering the coal is charged to operations.
     Sponsorship Revenue. Revenues from corporate exhibition sponsors of are generally recognized over the period of the applicable agreements commencing with the opening of the related exhibition. Revenue from the granting of sponsorship rights related to our expeditions to the Titanic is recognized at the completion of the expedition.
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
Legal Contingencies
     To the extent that a loss related to a contingency is reasonably estimable and probable in connection with a legal proceeding in which we may be involved, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain legal proceedings, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As additional information becomes available, we assess the potential liability related to legal proceedings and make or revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
     At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business. We amortize our exhibition licenses on a straight line basis over terms ranging from five to thirty-five years commencing on the effective date of the exhibition license or right.
Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC believes that registrants should quantify errors using both a balance sheet and an income statement approach to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective for us for the fiscal year ended February 28, 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of SFAS No. 154 did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
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
     In September 2006, the FASB issued SFAS No. 157 , “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159 , “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115”, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are is in the process of determining what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.
Forward-Looking Statements
     Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K for the year ended February 28, 2007. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may,” “expect,” “will,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended November 30, 2007, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings, or cash flow.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended November 30, 2007, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek, where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.
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

PART II
OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
     On October 16, 2007, the United States District Court for the Eastern District of Virginia, Norfolk Division (the “Court”) issued a Memorandum Opinion and Order (the “Order”) pursuant to which the Court ordered our wholly-owned subsidiary RMS Titanic, Inc. (“RMST”) to file, on or before November 30, 2007, its motion for a salvage award for compensation for RMST’s efforts in recovering approximately 3700 artifacts from the wreck of the RMS Titanic during expeditions conducted in 1993, 1994, 1996, 1998, 2000 and 2004. RMST’s status as Salvor-in-Possession of the wreck of the RMS Titanic, as well as RMST’s exhibitions of “Titanic: The Artifact Exhibition,” were not changed by the Order.
     On November 30, 2007, RMST moved the Court for a salvage award, as described above. RMST’s motion for a salvage award has no bearing on the approximately 1800 artifacts recovered by RMST in its first expedition to the wreck of the RMS Titanic in 1987, for which title rests with RMST pursuant to a 1993 decree from a French maritime tribunal which gave it an in specie salvage award for all of those artifacts.
ITEM 5.   OTHER INFORMATION.
     On December 3, 2007, we acquired the license rights to three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, whereby we acquired all of the outstanding membership interests of such entity.
ITEM 6.   EXHIBITS.
     See Index to Exhibits on page 26 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: January 8, 2008	By:	/s/ Arnie Geller
Arnie Geller, Chairman
(Principal Executive Officer)

Dated: January 8, 2008	By:	/s/ Stephen Couture
Stephen Couture, Vice President
and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit

3.2.1	Bylaws of Premier Exhibitions, Inc., are hereby incorporated by reference from Exhibit 3.2 of Premier Exhibitions, Inc.’s Current Report on Form 8-K filed on September 4, 2007.

#10.1	Employment Agreement dated September 1, 2007 between Premier Exhibitions, Inc. and Bruce Eskowitz.

10.2	Loan Agreement made as of October 4, 2007 by and between Bank of America, N.A. and Premier Exhibitions, Inc.

10.3	Promissory Note dated October 4, 2007 made by Premier Exhibitions, Inc. in favor of Bank of America, N.A.

10.4	Pledge Agreement made as of October 4, 2007 by Premier Exhibitions, Inc. in favor of Bank of America., N.A.

10.5	Security Agreement dated as of October 4, 2007 between Premier Exhibitions, Inc. and Bank of America, N.A.

#10.6	Employment Agreement dated as of November 27, 2007 by and between Premier Exhibitions, Inc. and Kelli L. Kellar, is hereby incorporated by reference from Exhibit 99.1 of Premier Exhibitions, Inc.’s Current Report on Form 8-K filed on November 29, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.
# Management contractor compensatory plan or arrangement.