Form 10-K
period 2008-02-29
PREMIER EXHIBITIONS, INC.
filed 2008-05-07
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 000-24452

PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3340 Peachtree Rd., N.E., Suite 2250
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 31, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $428,606,815, based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2007. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of April 25, 2008, was 29,100,165.

Portions of the registrant’s proxy statement, which will be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2008 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. The actual results or outcomes of Premier Exhibitions, Inc. (hereinafter sometimes referred to as “we,” “us,” “our,” or the “Company”) may differ materially from those anticipated. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any such assumptions could prove to be inaccurate. Therefore, we can provide no assurance that any of the forward-looking statements contained in this report will prove to be accurate.

In light of the significant uncertainties and risks inherent in the forward-looking statements included in this report, such information should not be regarded as a representation by us that our objectives or plans will be achieved. Included in these uncertainties and risks are, among other things, fluctuations in operating results, uncertainty regarding the results of certain legal proceedings and competition. Forward-looking statements consist of statements other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “will,” “anticipate,” “estimate,” or “continue,” or the negatives thereof or other variations thereon or comparable terminology. We do not undertake an obligation to update publicly any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Overview

We are in the business of developing and touring museum quality exhibitions. We generate income from our exhibitions primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

We first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary R.M.S. Titanic, Inc., and which honor the ill-fated ocean liner. The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost.

Since 1994, we have maintained our Salvor-in-Possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological survey, scientific interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.

We currently have the ability to operate seven concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” We intend to continue presenting Titanic exhibitions throughout the world in an enlightening and dignified manner that embodies respect for all of those who sailed with her.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy. We currently have the ability to present sixteen concurrent human anatomy exhibitions, which are known as “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.”

In February and March 2008, we further diversified the scope of our exhibition offerings to include both exhibitions of sports memorabilia entitled “Sports Immortals, The Traveling Exhibition” and exhibitions exploring a world without sight entitled “Dialog in the Dark.” We acquired the rights to offer these exhibitions pursuant to long-term licensing arrangements.

We operate all of our exhibitions through wholly-owned subsidiaries. We adopted this holding company structure in October 2004. Prior to that, we conducted all of our business activities exclusively through R.M.S.

Titanic, Inc., our subsidiary which is the Salvor-In-Possession of the wreck of the Titanic and which operates our Titanic exhibitions. R.M.S. Titanic, Inc. was incorporated in 1993. We intend to continue to expand the number and types of exhibitions we offer and will organize additional subsidiaries as needed.

Our principal executive offices are located at 3340 Peachtree Road, NE, Suite 2250, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain web sites located at www.prxi.com, www.rmstitanic.net, www.titanicscience.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, and www.bodiesrevealed.com. Information on our websites is not part of this report.

Our Exhibitions

We presently operate and/or present and promote or have plans to operate and/or present and promote four different types of exhibitions:

•	“Titanic: The Artifact Exhibition” and “Titanic Science”;

•	“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within”;

•	“Sports Immortals, The Traveling Exhibition”; and

•	“Dialog in the Dark.”

We expect that our first Sports Immortals and Dialog in the Dark exhibitions will open during the later part of our fiscal year ending February 28, 2009, which we refer to as fiscal 2009. Our exhibition offerings are described in greater detail below.

Titanic

Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, and England. We currently have the ability to operate seven concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” During our fiscal year ended February 29, 2008, which we refer to as fiscal 2008, we presented six separate Titanic exhibitions at fourteen venues.

“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within”

We presently have the rights to multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” “Bodies...The Exhibition,” and “Our Body: The Universe Within.” We acquired the rights to produce these exhibitions through separate exhibition agreements. Most recently, on December 3, 2007, we acquired the license rights to present and promote three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC., whereby we acquired all of the outstanding membership interests of such entity.

These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

Our “Bodies Revealed” exhibition debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. During fiscal 2008, we presented fifteen separate human anatomy exhibitions at 28 venues.

“Dialog in the Dark”

On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our Dialog in the Dark exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Visitors will be escorted through a series of galleries immersed in total blackness and challenged to perform tasks without the use of vision. We are planning to open our first North American engagement in the latter part of fiscal 2009, and anticipate producing multiple concurrent Dialog in the Dark exhibitions.

“Sports Immortals, The Traveling Exhibition”

On March 13, 2008, we entered into a long-term license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals, The Traveling Exhibition” exhibitions, each of which will feature sports artifacts and memorabilia.

Our Sports Immortals exhibitions will draw upon what we believe is the largest and most extensive known collection of sports memorabilia in the world. The collection consists of over 1,000,000 artifacts from the world’s greatest athletes, including video footage, artwork and other artifacts. Our agreement with Sports Immortals also grants us the exclusive right to manufacture and sell “Sports Immortals” brand merchandise in conjunction with our exhibitions. We are planning to open our first Sports Immortals exhibition in calendar year 2008, and anticipate producing multiple concurrent Sports Immortals exhibitions.

Additional Exhibitions

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing and recently announced exhibitions.

Lease Agreement with the Luxor Hotel and Casino

On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. We leased from the Luxor Hotel and Casino approximately 47,164 square feet of space within the Luxor Hotel and Casino and intend to use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibition, and an additional exhibition for Sports Immortals.

The ten year lease is expected to commence in June 2008, which we expect will coincide with the completion of the design and construction work related to the opening of our “Bodies...The Exhibition” exhibition, which is projected to be completed prior to the end of the third quarter of fiscal 2009. We believe that the Luxor Hotel and Casino, which is one of the most recognizable resorts on the Las Vegas strip, will provide us with tremendous exposure to a substantial market of corporate and individual patrons.

Co-Production Agreements

JAM

On September 20, 2006, we entered into an agreement pursuant with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM,” to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam, San Diego and Washington D.C. have completed their runs and have closed. With respect to the exhibition in Las Vegas, our agreement with JAM only lasts through the exhibition being presented at the Tropicana Hotel and Casino and does not involve our lease at Luxor Hotel and Casino. Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of human anatomy exhibitions for the one-year period following the closing of the last jointly-presented exhibition.

Live Nation

On November 28, 2007, we entered into an agreement with Live Nation, Inc. pursuant to which we co-present human anatomy exhibitions with Live Nation. With respect to each jointly-presented exhibition, we are responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens. Live Nation is responsible for marketing, public relations, exhibition operations, and security. Under this agreement, we intend to co-present between six and nine concurrent exhibitions at all times. In general, Live Nation’s right to jointly present exhibitions with us is exclusive on a worldwide basis, except for North America, China and certain other limited geographic locations as well as certain exhibitions which are subject to agreements that pre-date our agreement with Live Nation. JAM Exhibitions, LLC will act as Live Nation’s exclusive co-promoter for exhibitions jointly presented under this agreement.

Merchandising Strategy

We also earn revenue from the sale of merchandise, such as catalogs, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops.

On March 27, 2008, we acquired MGR Entertainment, or “MGR,” a full-service entertainment merchandising company. We intend to have MGR serve as our in-house merchandising division and be responsible for developing an overall long-term strategy for generating and maximizing sustainable retail revenue for our current and future exhibitions. MGR has experience in developing profitable celebrity and lifestyle brands to increase annual revenue, manages merchandise sales for hundreds of events around the world and handles brand management for a number of its customers. We plan to integrate MGR with our current merchandising personnel in order to enhance our existing merchandising revenue stream. We also intend to expand our strategies for the development of new products to increase our merchandising revenues and maximize the revenue potential for our recently announced Sports Immortals and Dialog in the Dark exhibitions.

Titanic Expeditions

Titanic Ventures Limited Partnership, or “TVLP,” a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and its surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea, or “IFREMER,” to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered during the course of the 32 dives in that original expedition. The French government subsequently conveyed to us title to these artifacts. In 1993, our subsidiary R.M.S. Titanic, Inc. acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reconfirmed the validity of our title to the approximately 1,800 artifacts recovered during the 1987 expedition.

We completed additional expeditions to the wreck of the Titanic in, 1994, 1996, 1998, 2000 and 2004. With the depth of the Titanic wreck approximately two and one-half miles below the surface of the North Atlantic Ocean, our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the “open weather window” for such activities.

Restoration and Conservation of Titanic Artifacts

Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration. Having been submerged in the ocean for almost 100 years, artifacts have been subjected to the corrosive effects of seawater. The restoration of many of the metal, leather and paper artifacts require the application of sophisticated electrolysis and other electrochemical techniques. When not on display or being conserved at other conservation facilities, almost all of our Titanic artifacts are housed in our warehouse.

Science and Archaeology Related to the Titanic

The Titanic bequeathed to the world a classic story of tragedy at sea. Today, this shipwreck is treated as an archaeological site, historic structure, attraction for adventure tourism, ecological phenomenon, international memorial, and as valuable property to be recovered and shared with humanity. With the exception of adventure tourism, we believe that all of these purposes are legitimate and beneficial to society. We also believe that the multiple values associated with the Titanic and its status as a social and cultural icon demand the attention of many experts in scientific interpretation and stewardship of the site. We have developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research and resource management to aid in stewardship of the Titanic wreck site.

Carpathia

In May 2001, we acquired ownership of the wreck of the Carpathia, which was sunk by a German torpedo during World War I off the coast of Ireland. The Carpathia rescued more than 700 of the Titanic’s survivors in the early morning hours of April 15, 1912. On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from R.M.S. Titanic all of its ownership interest in the Carpathia for $3,000,000. We received $500,000 from Seaventures on February 28, 2007 and we received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures purchased an option from us to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. We received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007. At the time we entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the United States. Approximately 21% and 4% of our revenues in fiscal 2008 and fiscal year ended February 28, 2007, which we refer to as fiscal 2007, respectively, resulted from exhibition and merchandising activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.

Competition

The entertainment and exhibition industries are intensely competitive. Given our limited capital resources, we can provide no assurance that we will continue to be able to compete effectively. Many enterprises with which we presently compete or intend to compete have substantially greater resources than we do.

We believe that our many years of experience in the exhibition industry have enabled us to present exhibitions with mass appeal to consumers of entertainment, museum, scientific and educational offerings. These consumers recognize the quality and value of the educational experience that our exhibitions offer. While our Titanic exhibitions do have competitors, none of the competitors have artifacts recovered from the wreck site at the ocean floor. Our human anatomy exhibitions have some direct competitors.

In addition, the success of our merchandising efforts will depend largely upon consumer appeal and the success of our exhibitions. We believe that our merchandise effectively competes because of its unique character and quality. In addition, we believe that our acquisition of MGR Entertainment, discussed above under the subheading “Merchandising Strategy,” will improve our existing merchandising efforts.

Titanic

Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we may encounter competition from other Titanic exhibitions or events in the future.

“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within”

We compete with other human anatomy exhibitions that are similar to ours.

“Sports Immortals, The Traveling Exhibition” and “Dialog in the Dark”

Although we believe that our Sports Immortals and Dialog in the Dark exhibitions will be unique in character and quality, our success in the presentation of these exhibitions may cause competitors in the future to bring similar exhibitions of their own to the market.

Our ability to successfully introduce our Sports Immortals and Dialog in the Dark exhibitions will depend on our ability to build infrastructure, secure venues and otherwise strategically market and produce these new exhibitions.

Environmental Matters

We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. We do not anticipate that the costs to comply with such laws and regulations will have material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 29, 2008, we had 85 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website located at www.sec.gov that contains reports, proxy statements and other information for registrants that file electronically.

Our corporate website is www.prxi.com. On our website, we make available, free of charge, documents we have filed with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. This information is available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed through the “Investor Relations” subsection under “The Company” heading on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website.

ITEM 1A.	RISK FACTORS

If any of the risks or uncertainties discussed below and elsewhere in this report occur, including, but not limited to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and the related notes included in this report, our business, financial condition and results of operations could be seriously harmed. Additional risks and uncertainties not currently known to us or that we presently deem to be immaterial could also seriously harm our business, financial condition and results of operations.

If we are unable to successfully implement our business strategy, our business, results of operations and financial condition could be seriously harmed.

We are a general exhibition company. Previously, we relied exclusively on third-parties to produce our exhibitions, and our exhibitions were limited to matters related to the Titanic and to human anatomy. We are now the sole producers of our Titanic exhibitions, and we no longer rely on third-parties for the production of all of our human anatomy exhibitions. Moreover, we have recently expanded our exhibitions beyond those related to the Titanic and human anatomy and in the near future plan to open exhibitions of sports memorabilia entitled “Sports Immortals” as well as exhibitions entitled “Dialog in the Dark.” Our future operating results will depend on many factors, some of which we believe are beyond our control, including:

•	our ability to successfully produce and integrate new exhibitions;

•	our ability to develop new exhibitions that the public will attend;

•	our ability to operate our existing and future exhibitions profitably; and

•	the popularity of and public demand for our existing and future exhibitions.

A general deterioration in economic conditions that affects consumer spending could harm our results of operations.

If an economic slowdown or other factors cause consumers to reduce their discretionary spending to a point where attendance at our exhibitions declines, our revenues and results of operations could be harmed.

Our new exhibitions may not develop as we currently anticipate, which could harm our results of operations and financial condition.

We recently entered into a license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals” exhibitions featuring sports artifacts and memorabilia. We also recently entered into a license agreement to present “Dialog in the Dark” exhibitions. In addition, we recently entered into a long-term lease agreement with Ramparts, Inc., the owner of the Luxor Hotel and Casino in Las Vegas, Nevada for approximately 47,164 square feet of space. We plan to use such space to present our “Bodies...The Exhibition” and Titanic exhibitions as well as for other opportunities. In connection with these new arrangements, we anticipate that we will incur costs to build infrastructure, make advances to venues and otherwise invest in these new product lines. If these or other new lines of exhibitions do not develop as we anticipate, either due to our inability to execute on our strategic plans or as a result of other factors, our results of operations and financial condition could be seriously harmed.

Our exhibition business is sensitive to public tastes. If we are unable to anticipate or respond to changes in consumer preferences, demand for our exhibitions could decrease.

Our ability to generate revenue from our exhibitions is highly sensitive to changes in public tastes. Our success depends in part on our ability to anticipate the preferences of consumers and to offer appealing exhibitions. We typically book each exhibition venue several months in advance of an exhibition’s opening and often agree to pay an advance to the venue owner prior to our receiving any operating income. Therefore, if the public is not receptive to a particular exhibition or location, we could incur a loss depending on the amount of the advance and incurred costs. Moreover, if we are not able to anticipate, identify or react to changes in public tastes, reduced demand for our exhibitions will likely result. Any of the foregoing could adversely affect our results of operations and financial condition.

If our advertising, promotional and other marketing campaigns are not successful, our results of operations could be harmed.

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

We may be unable to raise additional capital when needed, which could harm our financial condition and negatively our ability to conduct our operations and grow our business.

If we are unable to generate sufficient revenue for our planned operations, or if we encounter unforeseen costs, we may need to raise additional capital. If additional capital is not available to us on favorable terms, if and when needed, our financial condition and our ability to continue to conduct our operations could be seriously harmed.

We are dependent upon our ability to lease exhibition venues. If we are unable to lease exhibition venues on acceptable terms, our results of operations could be adversely affected.

We require access to exhibition venues owned or leased by third-parties to conduct our exhibitions. Our long-term success depends, in part, on our ability to utilize such venues on commercially reasonable terms. Our ability to obtain new venue locations on favorable terms depends on a number of other factors, many of which are also beyond our control, including but not limited to, international, national and local business conditions as well as competition from other promoters and exhibitions. If we are not able to continue to secure exhibition locations on commercially reasonable terms, our results of operations and financial condition could be harmed.

We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain of the Titanic artifacts already under our control.

In November 2007, we filed a motion with the U.S. District Court for the Eastern District of Virginia, Northern Division seeking a trial to determine a salvage award to compensate us for our efforts in recovering certain items from the wreck of the Titanic. Although the trial to determine the salvage award has not yet been held, the court has already ruled that it would likely not give us title to certain of the artifacts. As a result, the outcome of the salvage award trial is uncertain. It is possible that we may not be granted a salvage award that is commensurate with our recovery efforts. It is also possible that the court will take possession of certain of the Titanic artifacts we have already recovered, which may make it difficult for us to conduct future Titanic exhibitions in the same manner as we presently conduct such exhibitions. A negative decision by the court on our motion could have a material adverse effect on our ability to conduct Titanic exhibitions, which could harm our results of operations.

If we are unable to maintain our Salvor-in-Possession rights to the Titanic wreck and wreck site, our Titanic exhibitions could face increased competition and we could lose the right to exhibit certain Titanic artifacts.

On January 31, 2006, the U.S. Court of Appeals for the Fourth Circuit recognized that we are the exclusive Salvor-in-Possession of the Titanic wreck and wreck site. Our Salvor-in-Possession status enables us to prevent third-parties from salvaging the Titanic wreck and wreck site and from interfering with our rights to salvage the wreck and wreck site. To maintain our Salvor-in-Possession rights, we must maintain a presence over the wreck site as interpreted by the courts. In addition, we may have to commence legal proceedings against third-parties who attempt to violate our rights as Salvor-in-Possession, which may be expensive and time-consuming. Moreover, the court may not continue to recognize us as the sole and exclusive Salvor-in-Possession of the Titanic wreck and wreck site. If we were to lose our Salvor-in-Possession rights, our Titanic exhibitions could be exposed to competition and we could lose the right to exhibit certain Titanic artifacts. Either of these outcomes would harm our operating results.

Our exhibitions are becoming subject to increasing competition.

Titanic exhibitions.  We believe that our Titanic exhibition business is changing. For example, an adverse ruling by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to new potential competition that could, for example, result in our losing future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. Additionally, the availability of remote operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. New laws and treaties or new interpretations of existing laws or treaties, could also have a material adverse effect on our Titanic exhibition business.

Human anatomy exhibitions.  Our human anatomy exhibitions are subject to competition from other existing and potential human anatomy exhibition companies. If a significant number of new human anatomy exhibitions were to enter the same markets in which our exhibitions are offered or are planned to be offered, attendance at our human anatomy exhibitions could decline and our results of operations and financial condition could be harmed.

Other exhibitions.  If we are successful in presenting our Sports Immortals or Dialog in the Dark exhibitions, competitors may bring similar exhibitions of their own to the market. To the extent competitors are successful at marketing and promoting competing exhibitions, our results of operations and financial condition could be harmed.

We conduct numerous exhibitions outside of the United States, which subjects us to additional business risks, including currency exchange rate fluctuations, which could increase our costs and cause our profitability to decline.

During fiscal 2008, we derived approximately $11,378,000, or 21%, of our net revenue from exhibitions located outside of the U.S. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:

•	changes in foreign regulatory requirements;

•	difficulties in staffing, training and managing foreign operations;

•	changing and irregular enforcement of legal regulations; and

•	political and economic instability.

We are also subject to risks arising from currency exchange rate fluctuations, which could increase our costs and cause our profitability to decline. Our financial arrangements with our foreign vendors have historically been based upon foreign currencies. As a result, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to foreign currencies could harm our results of operations and financial condition.

Certain aspects of our operations are subject to governmental regulation, and our failure to comply with any existing or future regulations could seriously harm our business, results of operations and financial condition.

Our exhibitions are subject to federal, state and local laws, both domestically and internationally, governing various matters, such as:

•	licensing and permitting;

•	health, safety, environmental and sanitation requirements;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	new legislative initiatives; and

•	sales, use and other taxes and withholding.

We cannot predict the extent to which existing or future laws or regulations could impact our operations. Although we generally contract with a third-party for various services at our venues, we cannot provide assurances that we or our third-parties are in full compliance with all applicable laws and regulations at all times, that we or our third-parties will be able to comply with any future laws and regulations or that we will not incur liabilities for violations by us or third-parties with which we maintain a relationship. Our failure or the failure of any of our third-parties with which we maintain a relatioinship to comply with laws and regulations could also cause us to be subject to investigations or governmental actions that could seriously harm our business.

Our business may be harmed as a result of litigation.

We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in Note 7 to our Consolidated Financial Statements in Item 8 of Part II of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed.

If we are not able to manage our growth effectively, our results of operations could be seriously harmed.

We have grown significantly in the past several years and anticipate that we will grow substantially in the future. We have increased the number of types of exhibitions we present from one during our fiscal year ended February 29, 2004, which we refer to as fiscal 2004, (Titanic) to at least four anticipated during fiscal 2009 (Titanic, human anatomy, Sports Immortals and Dialog in the Dark). Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to expend funds to improve these systems, and surrounding procedures and controls, which we expect will increase our operating expenses and capital requirements. In addition, we must effectively expand, train and manage our personnel. If we are not able to respond on a timely basis to all of the changing demands that our planned expansion will impose on our management and our existing systems, procedures and controls, we could lose opportunities or overextend our resources, which in turn could seriously harm our business, results of operations and financial condition.

Acquisitions may not provide us with the benefits and sales growth we expect and could result in us becoming subject to unforeseen liabilities.

In the past we have acquired, and we may in the future acquire, other companies in order to expand our existing business or to obtain additional exhibitions or other business lines. We cannot be certain that we will achieve the benefits that we expect from any such acquisitions or that we will not incur unforeseen additional costs, expenses or liabilities in connection with any such acquisitions. To effectively manage our expected future growth, we will need to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, or if an acquisition results in us becoming subject to significant unforeseen costs, expenses or liabilities, our business and financial condition could be seriously harmed.

Our success depends on the continued services of our senior executive officers and key employees and the loss of their services could seriously harm our ability to fulfill our business objectives.

We believe that our future success depends to a significant degree on the skills and efforts of Bruce Eskowitz, our president and chief executive officer; Harold W. Ingalls, our chief financial officer; Bob Sirmans, our vice president of business development and strategy; Tom Zaller, vice president of exhibitions; and Brian Wainger, our general counsel and corporate secretary. If we lose the services of any of these individuals, our business and operating results could be materially adversely affected.

We may be unable to hire and retain the skilled personnel we need to expand our operations and, as a result, could lose our competitive position.

To meet our growth objectives, we must continue to attract and retain skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could harm our business revenue. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

The price of our common stock may fluctuate significantly, and investors in our common stock could see the value of our common stock decline materially.

Recently, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Such changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

Moreover, companies that have had volatile market prices for their securities have been subject to securities class action lawsuits. Any such lawsuit filed against us, regardless of the outcome, could result in substantial legal costs and a diversion of our management’s attention and resources, which in turn could seriously harm our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road N.E., Suite 2250, Atlanta, Georgia. This space, which consists of approximately 14,642 square feet, is used for management, administration and marketing purposes. The lease for our principal executive offices is presently scheduled to expire on February 28, 2009.

Warehouse Space for Artifacts and Other Exhibitry

We lease approximately 10,080 square feet of warehouse space in Atlanta, Georgia for the use of conservation, restoration and storage of artifacts and other exhibitry. For security purposes, we do not disclose the location of this property. The lease for this warehouse is presently scheduled to expire on December 31, 2010.

Luxor Hotel and Casino Lease

On March 12, 2008, we entered into a ten year lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. This lease includes approximately 47,164 square feet of space within the Luxor Hotel and Casino. We intend to use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. The lease commences upon June 2008 which we expect will coordinate with the completion of the design and construction work related to the opening of our “Bodies...The Exhibition” exhibition.

ITEM 3.	LEGAL PROCEEDINGS

Status of International Treaty Concerning the Titanic Wreck

The U.S. Department of State, or State Department, and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia, Norfolk Division monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts, and make other use of the wreck. We have raised numerous objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.

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

As discussed in more detail below, in light of the January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to approximately 2,000 artifacts recovered by us during the 1987 expedition now rests firmly with us. Title to the remaining artifacts in our collection will be resolved in the future.

Status of Salvor-in-Possession and Interim Salvage Award Proceedings

On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court for the Eastern District of Virginia in the Company’s ongoing Salvor-in-Possession case entitled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by our wholly-owned subsidiary R.M.S. Titanic, Inc., or RMST, from the Titanic wreck site. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.

On May 17, 2004, RMST appeared before the U.S. District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, RMST confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, RMST stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. The court also held that RMST would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded title to the Titanic artifacts through the law of finds.

RMST appealed the July 2, 2004 court order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the court of appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the court tacitly reconfirmed that RMST owns the approximately 1,800 artifacts recovered during the 1987 expedition. The appellate court affirmed that the lower court’s ruling held that RMST will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded title to the remainder of the Titanic artifacts through the law of finds.

On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie (in kind) award with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. The court has not yet ruled on our motion for an interim salvage award.

On April 15, 2008, the District Court entered an order requesting the Company propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award. The District Court has not yet determined that an in specie award is the proper remedy to satisfy the Company’s motion.

We cannot predict how the court will ultimately rule on RMST’s motion for an interim salvage award.

Other Litigation

On April 28, 2006, Stefano Arts filed an action against us entitled Premier Exhibitions, Inc. v. Stephano Arts in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that we breached a contract which allegedly calls for us to pay to Stefano Arts moneys generated from our human anatomy exhibition in Tampa, Florida and additional moneys generated from our human anatomy exhibition in New York City. Although we intend to vigorously defend ourselves in this matter, its outcome cannot be predicted.

On August 22, 2006, we filed an action entitled R.M.S. Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which we allege damages stemming from the defendants’ failure to compensate us for moneys due under a contract for the presentation of a Titanic exhibition in Athens, Greece. We have alleged breach of contract, fraud, conversion, and breach of fiduciary duty in our complaint. The parties have reached a settlement of this matter, which will not result in a material adjustment to our financial statements.

From time to time we are or may become involved in other legal proceedings which result from the operation of our exhibitions and business.

We believe that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probate losses and that the ultimate outcome of these actions will not have a material adverse effect on our financial condition.

Proposed Legislation and Government Inquiries

The Attorney General of the State of New York issued a subpoena which required us to provide documentation regarding the sources of the specimens used in our human anatomy exhibitions presented in such state. We are working closely with the Attorney General’s office to provide the requested documentation and intend to cooperate with such inquiry. We cannot predict the outcome of this inquiry.

In addition, legislators in the states of California, New York and Pennsylvania have proposed legislation that could require us to follow special requirements in connection with our presentation of human anatomy exhibitions in such states. Such requirements could restrict our ability to conduct human anatomy exhibitions in such states in the future. We cannot predict whether any such legislation will be adopted or, if adopted, how such legislation might affect our ability to conduct human anatomy exhibitions. Additional states may introduce similar legislation in the future.

From time to time we have or may receive requests and inquiries from governmental entities which result from the operation of our exhibitions and business. As a matter of policy, we cooperate with any such inquiries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position(s)

Bruce D. Eskowitz	49	President and Chief Executive Officer, Director
Douglas Banker	56	Director
N. Nick Cretan	73	Director
Arnie Geller	67	Chairman of the Board of Directors
Gregg M. Goodman	44	Director
Jonathan F. Miller	51	Director
Alan B. Reed	50	Director
James S. Yaffe	47	Director
Harold W. Ingalls	60	Chief Financial Officer and Director
Kelli L. Kellar	42	Chief Accounting Officer
Robert H. Sirmans	41	Vice President of Business Development and Strategy
Brian Wainger	38	General Counsel and Corporate Secretary
Tom Zaller	37	Vice President of Exhibitions

Members of the Board of Directors

There are nine members of our board of directors, six of whom are “independent” under the listing standards of the NASDAQ Stock Market. Biographical information about each of our directors is set forth below.

Bruce D. Eskowitz

Bruce Eskowitz has served as our president and chief executive officer and as a member of our board of directors since September 2007. He was appointed to our board of directors to fill a vacancy. Prior to joining us and since January 2007, Mr. Eskowitz was the chief executive officer of the North American Music division of Live Nation, Inc., the world’s largest live music company. In such capacity, he directed Live Nation’s North American local and national live music strategy, including concert promotion, venue management and sponsorships and alliances. From October 2005 to December 2006, Mr. Eskowitz was the president and chief executive officer of the global venues and alliances division of Live Nation. Prior to that, and from 2004 to October 2005, he served as the president and chief executive officer of Live Nation’s Properties division. Prior to 2004, Mr. Eskowitz was the president of Live Nation’s national sales and marketing division.

Douglas Banker

Douglas Banker, one of our independent directors, has served as a director since August 2000. Mr. Banker has more than 30 years of experience in the entertainment industry that includes providing management services to musicians and recording artists, marketing, merchandising, licensing, and sales of music media products. He is also experienced in and the development and management of concerts and similar events. Mr. Banker also served as president of the board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000. Mr. Banker is currently vice president of McGhee Entertainment, an artist management company with offices in Los Angeles and Nashville. McGhee Entertainment over the years has launched and/or managed and marketed the careers of many successful recording artists including Bon Jovi, Motley Crue, Scorpions, KISS, Hootie & The Blowfish, Ted Nugent, Slipknot, Asian Pop-star Tata Young, and country stars Jo Dee Messina and Chris Cagle. McGhee artists over the years, combined, have sold over 300 Million albums/CDs and sold out tens of thousands of live concert events.

N. Nick Cretan

N. Nick Cretan, one of our independent directors, has served as a director since April 2000. Mr. Cretan has more than 30 years of management experience, including his experience as chief operating officer of the non-profit Maritime Association of the Port of New York and New Jersey, which is a trade association whose mission is to develop and promote the Port of New York and New Jersey. Mr. Cretan retired from this position in 2004. He also serves as president of Friends of the Statue of Liberty, Ellis Island Foundation, president of Friends of Gateway National Parks Foundation and as a trustee of the United Seamen’s Service. Previously, he served as deputy director of the San Francisco Marine Exchange, as staff assistant at the National Federation of Independent Business and as executive director of the American Merchant Marine Memorial Foundation.

Arnie Geller

Arnie Geller is our chairman of the board. Mr. Geller has served as a director since May 1999. Mr. Geller served as our founding president from May 1993 to May 1995, and he was reappointed as our president in November 1999. He served in that capacity and as chief executive officer through September 2007 when he also became our executive chair. Mr. Geller served as our executive chair between September 2007 and March 2008. In March 2008, he became our non-executive chairman of the board. Prior to 1993, for approximately 27 years Mr. Geller had principally been engaged in various executive capacities in the record industry.

Harold W. Ingalls

Harold W. Ingalls has served as our chief financial officer since February 2008. Prior to joining us and since October 2007, Mr. Ingalls was a partner at the Atlanta, Georgia office of Genstar Capital Partnership, a private equity firm, where he was responsible for identifying investment opportunities. Prior to joining Genstar, and between August 2006 and October 2007, Mr. Ingalls was the vice president and chief financial officer of CardioMEMS, Inc., which specializes in proprietary wireless sensing and communication technology for the human body. From October 2001 to July 2006, Mr. Ingalls was the vice president, finance and chief financial officer of Serologicals Corporation, a developer of consumable biological products.

Gregg M. Goodman

Gregg Goodman was appointed to our board of directors in April 2008 to fill an existing vacancy. Mr. Goodman is the executive vice president, development at The Mills, a subsidiary of the Simon Property Group. Mr. Goodman has served the Mills as an executive vice president since 2001 and is responsible for overseeing all development and anchor leasing activities across The Mills’ properties portfolio. Such portfolio consists of “Mills” branded super-regional destination centers such as Sawgrass Mills and the Block at Orange, a unique lifestyle/entertainment project. Prior to his current position, and between 1994 and 2001, Mr. Goodman served in various executive positions for The Mills.

Jonathan F. Miller

Jonathan F. Miller, one of our independent directors, was appointed to the board of directors in September 2007 to fill a vacancy. Mr. Miller most recently, and from August 2002 until November 2006, served as the chairman of the board and chief executive officer of America Online, Inc. and AOL LLC. Previously, and from 1997 to June 2002, Mr. Miller was employed by USA Information and Services, now IAC/InterActiveCorp and Expedia, Inc., most recently as its chief executive officer and president. Prior to his tenure at USA Information and Services and from 1993 to 1997, Mr. Miller was managing director of Nickelodeon International, a unit of Viacom Inc.’s MTV Networks. From 1987 to 1997, he was vice-president, programming and co-general manager of NBA Entertainment. Mr. Miller is on the board of directors of the American Film Institute and Idearc Inc. (NYSE: IAR), and is also a member of the Emerson College board of trustees and a trustee of WNYC Public Radio in New York City.

Alan B. Reed

Alan Reed, one of our independent directors, has served as a director since February 2006. Mr. Reed is the founder of Reed Financial Corporation, a firm created in 2002 to provide accounting and business advisory services.

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

James S. Yaffe

James Yaffe, one of our independent directors, was appointed to the board of directors in September 2007 to fill a vacancy resulting. Mr. Yaffe is currently a partner at Windsor Media, an operational holding company. Prior to Windsor, and from July 2001 to December 2007, Mr. Yaffe ran the corporate consulting practice at The Endeavor Agency, LLC, a talent agency that represents leading actors, writers, directors and production companies in the entertainment and media industries. As the managing partner of Endeavor Marketing Solutions, a division he founded to act as a brand development lab to create and develop new businesses, including Martha Stewart/KB Homes, the BP Solar Neighborhood Program and The PussyCat Dolls. He is on the board of directors of the Yaffe Center for Persuasive Communications at the University of Michigan and By Kids For Kids, an innovation lab empowering kids to invent products and take them to market.

Executive Officers

Our executive officers serve at the pleasure of our board of directors and are generally appointed to their positions by our board of directors after each annual meeting of shareholders. Biographical information about each of our executive officers is set forth below.

Bruce D. Eskowitz, President and Chief Executive Officer

Bruce Eskowitz serves as our president and chief executive officer. Further information about Mr. Eskowitz is set forth above under “Members of the Board of Directors.”

Harold W. Ingalls, Chief Financial Officer

Harold W. Ingalls has served as our chief financial officer. Further information about Mr. Ingalls is set forth above under “Members of the Board of Directors.”

Kelli L. Kellar, Chief Accounting Officer

Kelli L. Kellar has served as our chief accounting officer since September 2007. Prior to joining us and from July 2006, Ms. Kellar was director of external reporting at Mohawk Industries, Inc. Prior to her tenure at Mohawk Industries, and from September 2004, Ms. Kellar was manager of SEC reporting for Caraustar Industries, Inc. Between September 2003 and 2004 she was senior manager of financial reporting and joint venture accounting for Cingular Wireless. Ms. Kellar was a senior manager of finance, sales and marketing for Noven Pharmaceuticals, Inc. between June 2001 to September 2003 and also has several years of public accounting experience with PricewaterhouseCoopers LLP, where she last served as an audit manager.

Robert H. Sirmans, Vice President of Business Development and Strategy

Robert Sirmans has served as our vice president of business development and strategy since January 2008. Prior to joining us and since September 2007, Mr. Sirmans was a consultant advising internet companies on business development and strategy. Prior to that, Mr. Sirmans served as vice president of business development at AOL LLC, where he was employed between May 2000 and September 2007. Prior to his employment at AOL, Mr. Sirmans was an associate in the Washington, D.C. office of Kirkpatrick & Lockhart Preston Gates Ellis LLP.

Brian Wainger, General Counsel and Corporate Secretary

Brian Wainger has served as our general counsel since June 2004. He became our acting secretary in July 2005 and was appointed as our corporate secretary in August 2006. Before joining our company, Mr. Wainger was an attorney with the law firm of McGuireWoods, LLP, where he specialized in complex commercial litigation and represented us in a number of litigation matters. Before his employment at McGuireWoods, Mr. Wainger served as an assistant attorney general for the Commonwealth of Virginia.

Tom Zaller, Vice President of Exhibitions

Tom Zaller has served as our vice president of exhibitions since August 2003. Mr. Zaller has more than ten years experience in the production of exhibitions both internationally and domestically. Prior to his joining us, Mr. Zaller was vice president for production at Clear Channel International Exhibitions for two years, where he collaborated on the development, design and production of numerous Clear Channel exhibitions that were shown internationally. While he was with Clear Channel, Mr. Zaller was production manager for “Titanic: The Artifact Exhibition.” Prior to holding such position with Clear Channel, Mr. Zaller served in similar capacities with predecessor companies of Clear Channel.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table provides the high and low sales prices for our common stock for the periods indicated. Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” From June 19, 2006 to November 15, 2006, our common stock was quoted on the NASDAQ Capital Market. Previously, our common stock was quoted on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board under the symbol “PXHB.OB.” The over-the-counter market quotations during such period reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices of our Common Stock

Fiscal 2008	High	Low

Fourth Quarter ended February 29, 2008	$5.04	$4.75
Third Quarter ended November 30, 2007	11.41	10.77
Second Quarter ended August 31, 2007	15.95	15.53
First Quarter ended May 31, 2007	14.05	13.82

Fiscal 2007
Fourth Quarter ended February 28, 2007	$11.47	$5.92
Third Quarter ended November 30, 2006	6.96	4.75
Second Quarter ended August 31, 2006	7.33	4.63
First Quarter ended May 31, 2006	5.65	3.87

During January 2008, we repurchased 1,000,000 shares of our common stock pursuant to a publicly announced stock repurchase program.

On February 19, 2008, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of our Common Stock. We have purchased no shares under this program.

Holders

On April 25, 2008, we had approximately 2,349 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance our operations and future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part I of this report. The selected financial data have been derived from our consolidated financial statements that have been audited by independent registered public accounting firm. The consolidated financial statements as of February 29, 2008, February 28, 2007, and February 28, 2006 and for each of the three years in the period ended February 29, 2008 are included in Item 8 of Part I of this report.

	Year Ended February 28 (29),
	2004	2005	2006	2007	2008
	(In thousands, except share data and ratios)

Operating Results
Revenue	$2,864	$6,857	$13,041	$30,087	$61,454
Total operating expenses	$3,961	$9,230	$10,468	$17,928	$43,468
Income (loss) from operations	$(1,097)	$(2,373)	$2,573	$12,159	$17,986
Net income (loss)	$(1,088)	$(2,417)	$5,283	$7,421	$12,309
Cash flows from operations	$(1,377)	$(51)	$2,130	$11,476	$17,142

Common Stock Data
Diluted income (loss) per common share	$(0.06)	$(0.12)	$0.19	$0.24	$0.37
Diluted average shares outstanding	18,960	20,819	28,230	31,047	33,379

Financial Position
Cash and marketable securities	$547	$1,258	$4,699	$16,811	$17,481
Working capital	$13	$857	$7,054	$22,684	$23,979
Total assets	$7,253	$10,764	$22,363	$34,886	$50,661
Total debt	$—	$425	$1,350	$—	$—
Shareholders’ equity	$6,004	$7,679	$19,675	$32,900	$47,096
Capital expenditures	$21	$964	$1,774	$2,357	$5,250

Financial Ratios
Current ratio	1.01	1.28	3.62	12.42	7.73

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis is organized into the following sections:

•	Overview;

•	Key Exhibitions;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations;

•	Off-Balance Sheet Arrangements;

•	Critical Accounting Policies; and

•	Recent Accounting Pronouncements.

Overview

We have been developing and touring first class museum quality exhibitions since 1993. Effective on October 14, 2004, we began to operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through R.M.S. Titanic, Inc., which is now our wholly-owned subsidiary. Through fiscal 2008, our business consisted of exhibitions based on the Titanic and on human anatomy. In February and March 2008, we further expanded the scope of our exhibition offerings to include both exhibitions of sports memorabilia entitled “Sports Immortals, The Traveling Exhibition” and exhibitions exploring a world without sight entitled “Dialog in the Dark.” We acquired the rights to offer these exhibitions pursuant to long-term licensing arrangements. In the future, we intend to present additional exhibitions, both related and unrelated to the Titanic and human anatomy.

Performance Summary

The following graph illustrates our revenue for the last five years:

Revenue
($ in thousands)

The following graph illustrates our net income (loss) for the last five years:

Net Income (Loss)
($ in thousands)

Key Exhibitions

Titanic Exhibitions

Prior to fiscal 2007, we derived most of our revenue from our Titanic exhibitions. Our wholly-owned subsidiary, R.M.S. Titanic, Inc., operates our Titanic exhibitions, and for fiscal 2008 approximately 19% of our revenue was derived from Titanic exhibitions. R.M.S. Titanic, Inc. is the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner R.M.S. Titanic sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and utilize this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales, third-party licensing, sponsorship and merchandise sales.

Our Titanic exhibitions have been exhibited in more than 60 venues throughout the world, including venues in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England.

“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within” Exhibitions

In 2004, we leveraged our experience in the exhibition business and expanded our operations to conduct human anatomy exhibitions. For fiscal 2008, approximately 81% of our revenue was derived from human anatomy exhibitions. We are presently in possession of multiple human anatomy sets, which are known as “Bodies Revealed;” “Bodies...The Exhibition” and “Our Body: The Universe Within.”

These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers, such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, reproductive and digestive systems. The full body specimens are complemented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

Co-Production Agreements

JAM

On September 20, 2006, we entered into an agreement pursuant with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM,” to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam, San Diego and Washington D.C. have completed their runs and have closed. With respect to the exhibition in Las Vegas, our agreement with JAM only lasts through the exhibition being presented at the Tropicana Hotel and Casino and does not involve our lease at Luxor Hotel and Casino. Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of human anatomy exhibitions for the one-year period following the closing of the last jointly-presented exhibition.

Live Nation

On November 28, 2007, we entered into an agreement with Live Nation, Inc. pursuant to which we co-present human anatomy exhibitions with Live Nation. With respect to each jointly-presented exhibition, we are responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens. Live Nation is responsible for marketing, public relations, exhibition operations, and security. Under this agreement, we intend to co-present between six and nine concurrent exhibitions at all times. In general, Live Nation’s right to jointly present exhibitions with us is exclusive on a worldwide basis, except for North America, China and certain other limited geographic locations as well as certain exhibitions which are subject to agreements that pre-date our agreement with Live Nation. JAM Exhibitions, LLC will act as Live Nation’s exclusive co-promoter for exhibitions jointly presented under this agreement.

Results of Operations

A summary of our results of operations as a percentage of total revenue for fiscal 2008, 2007, and 2006 is set forth below:

	Year Ended February 28 (29),
	2006	2007	2008

Revenue:
Exhibition revenue	93.7%	96.1%	96.4%
Merchandise and other	5.5%	3.5%	3.5%
Sale of coal	0.8%	0.4%	0.1%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Exhibition costs	20.5%	25.6%	33.3%
Cost of merchandise sold	0.8%	0.6%	0.7%
Cost of coal sold	0.1%	0.0%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	21.3%	26.3%	34.1%
Gross profit	78.7%	73.7%	65.9%

Operating expenses:
General and administrative	50.8%	32.5%	31.9%
Depreciation and amortization	7.5%	5.1%	4.7%
Litigation settlement	0.0%	1.2%	0.0%
Loss on sale of fixed assets	0.6%	0.0%	0.0%
Gain on sale of Carpathia, related party	0.0%	(5.4)%	0.0%

Total operating expenses	58.9%	33.3%	36.7%
Income from operations	19.7%	40.4%	29.3%
Other income and expenses:
Interest income	0.7%	0.7%	1.6%
Interest expense	(0.4)%	(0.2)%	0.0%
Other income	1.3%	0.1%	0.0%

Total other income and expenses	1.6%	0.7%	1.6%
Income before provision for income taxes	21.3%	41.1%	30.9%
Provision (benefit) for income taxes	(19.2)%	16.4%	10.8%

Net income	40.5%	24.7%	20.0%

Fiscal 2008 as Compared to Fiscal 2007

During fiscal 2008, our revenue increased approximately 104% to $61,454,000 as compared to $30,087,000 in fiscal 2007. This increase was primarily attributable to an increase in exhibition revenue of approximately 105% to $59,231,000 during fiscal 2008 as compared to $28,916,000 for fiscal 2007. This increase in exhibition revenue is primarily attributable to an increase in the number of our human anatomy exhibitions from eleven in the prior year to 28 in the current year. The increase in the number of human anatomy exhibitions is due to improved exhibition scheduling as well as to our acquisition of The Universe Within Touring Company, LLC. Although the numbers of Titanic exhibitions in fiscal 2008 are the same as compared to fiscal 2007, our exhibition revenue from our Titanic exhibits increased in the current year as compared to same time period in the prior year due to higher attendance at the exhibits. In addition, we received non-refundable license fees from JAM pursuant to the agreement we entered into on November 28, 2007. During fiscal 2008, our Titanic exhibitions contributed approximately 19% of our revenue and our “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within” exhibitions contributed approximately 81% of our revenue.

Merchandise and other revenue increased approximately 102% from $1,061,000 to $2,142,000, during fiscal 2007 as compared to fiscal 2008. This increase is attributable to an increase in the number of self-run human anatomy exhibitions, where all merchandise revenue is recorded by us compared to partnership arrangements, where we share revenues with a partner, coupled with increased merchandise sales at our Titanic venues as a direct result of significantly higher attendance compared to fiscal 2007.

We incurred exhibition costs of $20,457,000 and $7,707,000 for fiscal 2008 and 2007, respectively. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens and venue rent. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion, and installation and removal of exhibitry and artifacts. Exhibition costs as a percentage of exhibition revenues were 33% and 26%, respectively, for fiscal 2008 and 2007. We had an increase in exhibition costs during fiscal 2008 primarily as a result of an increase in the number of our anatomical exhibits for which we incur rental costs for the specimens in each exhibition and which we present independently with JAM. We also had higher exhibition costs in the current fiscal year for venues that were closed early due to low attendance.

During fiscal 2008, our gross profit increased approximately 83% to $40,521,000 as compared to $22,185,000 in fiscal 2007. Gross profit was 66% and 74% of revenue for fiscal 2008 and 2007, respectively. This decrease in the gross profit percentage was principally attributable to an increase in the number of independent anatomical exhibitions we presented during fiscal 2008. When we present our own anatomical exhibitions without third-party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of the exhibition profit to us. When we present our own anatomical exhibitions without third-party participation, profit sharing does not take place and we retain all of the gross profit.

Our general and administrative expenses increased to $19,626,000 from $9,773,000, or approximately 101%, during fiscal 2008 as compared to fiscal 2007. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer, and manage an increased number of exhibitions and revenue sources. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $4,671,000 during fiscal 2008 compared to $2,241,000 for the same period in the prior year. The increase in stock compensation is primarily attributable to the completion of our executive management team. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.

Our depreciation and amortization expenses increased $1,382,000 or 90% to $2,911,000 during fiscal 2008 as compared to $1,529,000 for fiscal 2007. Depreciation expense was $1,566,000 and $770,000 during fiscal 2008 and 2007, respectively. This increase primarily reflects additional investments we made in fixed assets for our exhibitions, primarily consisting of exhibitry. In addition, amortization expense associated with amortization of exhibition licenses was $1,345,000 and $759,000 during fiscal 2008 and 2007, respectively. This increase is primarily attributable to additional specimen licenses and amortization of contract costs related to our acquisition of The Universe Within Touring Company, LLC.

We recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement during fiscal 2007. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008.

In May 2001, we acquired ownership of the wreck of the Carpathia, which was sunk by a German torpedo during World War I off the coast of Ireland. The Carpathia rescued more than 700 of the Titanic’s survivors in the early morning hours of April 15, 1912. On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from R.M.S. Titanic all of its ownership interest in the Carpathia for $3,000,000. We received $500,000 from Seaventures on February 28, 2007 and we received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on

February 28, 2007, Seaventures purchased an option from us to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. We received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007. At the time we entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock.

We realized income from operations of $17,986,000 during fiscal 2008 as compared to income of $12,159,000 from operations in the prior year. We attribute this increase in income from operations to the increase in the number of our ongoing human anatomy exhibits presented as well as higher attendance at our Titanic exhibitions. During fiscal 2008, we had 21 concurrent exhibitions being presented (six Titanic and fifteen human anatomy exhibitions) compared to thirteen being presented in the same prior year period (seven Titanic and six human anatomy exhibitions).

Interest income of $973,000 was primarily associated with interest earned on our bank cash balances during fiscal 2008 as compared to $224,000 in the same prior year period. We incurred interest expense of $51,000 for fiscal 2007. We did not incur interest expense in fiscal 2008. Interest expense primarily pertained to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 that supplemented our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.

We realized net income before provision for income taxes of $18,969,000 for fiscal 2008 as compared to net income before provision for income taxes of $12,369,000 in the prior year period. Our provision for income taxes was $6,660,000 or 35% for fiscal 2008 as compared to $4,948,000 or 40% for the same prior year period. We realized net income of $12,309,000 during fiscal 2008 as compared to net income of $7,421,000 in the prior year.

Basic income per common share for each of fiscal 2008 and 2007 was $0.42 and $0.27, respectively. The basic weighted average shares outstanding for each of fiscal 2008 and 2007 was 29,653,994 and 27,674,221, respectively. Diluted income per common share for each of fiscal 2008 and 2007 was $0.37 and $0.24, respectively. The diluted weighted average shares outstanding for fiscal 2008 and 2007 was 33,379,462 and 31,047,056, respectively.

Fiscal 2007 as Compared to Fiscal 2006

During fiscal 2007, our revenue increased approximately 131% to $30,087,000 as compared to $13,041,000 in the year ended February 28, 2006, which we refer to as fiscal 2006. This increase was primarily attributable to an increase in exhibition revenue of approximately 137% to $28,916,000 during fiscal 2007 as compared to $12,217,000 for fiscal 2006. This increase in exhibition revenue reflects an increase in the number of locations of our directly managed Titanic exhibitions from five in the prior year period to seven in the current year. In addition, our five operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions contributed significant revenue for fiscal 2007. During fiscal 2006 we had two operating “Bodies...The Exhibition” and one “Bodies Revealed” exhibitions. During fiscal 2007, our Titanic exhibitions contributed approximately 28% of our revenue and our “Bodies...The Exhibition” and “Bodies Revealed” exhibitions contributed approximately 72% of our revenue.

Merchandise and other revenue increased approximately 47% from $722,000 to $1,061,000, during fiscal 2006 as compared to fiscal 2007. This increase is attributable to an increase in the number of locations of our Titanic exhibitions with gift shops that sell our merchandise to seven as compared to five in the prior year period. Our sale of coal recovered from the Titanic increased to $110,000 from $102,000, or approximately 8%, during fiscal 2007 as compared to fiscal 2006.

We incurred exhibition costs of $7,707,000 and $2,672,000 for fiscal 2007 and 2006, respectively. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion, and installation and removal of exhibitry and artifacts. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens and venue rent. Exhibition costs as a percentage of exhibition revenues were 27% and 22%, respectively, for fiscal 2007 and 2006. We had an increase in exhibition costs during fiscal 2007 primarily as a result of an increase in our anatomical exhibits for which we incur rental costs for the specimens in each exhibition. We also had exhibition costs in the current fiscal year related to presenting our own anatomical exhibitions independently without JAM, where we incurred all related exhibition costs.

During fiscal 2007, our gross profit increased approximately 116% to $22,185,000 as compared to $10,257,000 in fiscal 2006. Gross profit was 74% and 79% of revenue for fiscal 2007 and 2006, respectively. This decrease in the gross profit percentage was principally attributable to an increase in the number of our independent anatomical exhibitions during fiscal 2007. When we present our own anatomical exhibitions without third-party participation, we incur all related exhibition costs, which further reduces our gross margin percentage. However, under our arrangement with JAM, JAM incurred the majority of the related exhibition costs and remitted our share of the exhibition profit to us, which ranged from 50/50 to 80/20 in our favor. When we present our anatomical exhibitions without third-party participation, there is no profit sharing and we retain up to 100% of the gross profit.

Our general and administrative expenses increased to $9,773,000 from $6,620,000, or approximately 48%, during fiscal 2007 as compared to fiscal 2006. This increase is primarily attributable to increased personnel necessary to organize, administer and manage our exhibitions. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $2,241,000 during fiscal 2007. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.

Our depreciation and amortization expenses increased $549,000 or 56% to $1,529,000 during fiscal 2007 as compared to $980,000 for fiscal 2006. This increase primarily reflects additional investments made in fixed assets for our exhibitions, primarily consisting of exhibitry. Depreciation expense was $770,000 and $395,000 during fiscal 2007 and 2006, respectively. In addition, amortization expense associated with amortization of exhibition licenses was $759,000 and $585,000 during fiscal 2007 and 2006, respectively.

We recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement during fiscal 2007. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continue every six months thereafter until June 2008.

In May 2001, we acquired ownership of the wreck of the Carpathia, which was sunk by a German torpedo during World War I off the coast of Ireland. On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from the R.M.S. Titanic all of its ownership interest in the Carpathia for $3,000,000. We received $500,000 from Seaventures on February 28, 2007 and we received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures purchased an option from us to present the first exhibition of objects recovered from the R.M.S. Carpathia together with certain of our Titanic artifacts. We received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007.

We realized income from operations of $12,159,000 during fiscal 2007 as compared to income of $2,573,000 from operations in the prior year. This increase in income from operations was attributable to the increase in the number of our ongoing Titanic exhibitions and a greater contribution from an increase in the number of our ongoing “Bodies...The Exhibition” and “Bodies Revealed” exhibitions. As of February 28, 2007, we had thirteen individual exhibitions being presented (seven Titanic and six Bodies exhibitions), as compared to eight individual exhibitions as of February 28, 2006 (five Titanic and three Bodies exhibitions).

Interest income of $224,000 was primarily associated with interest earned on our bank cash balances during fiscal 2007. We incurred interest expense of $51,000 and $47,000 for fiscal 2007 and 2006, respectively. Interest expense primarily pertained to interest payments made by us under a shareholder loan of $500,000 that we incurred in 2004 that supplemented our capital needs as we transitioned to the direct management of an increasing number of our exhibitions. This loan was repaid in April 2006.

We realized net income before provision for income taxes of $12,369,000 for fiscal 2007 as compared to net income before provision for income taxes of $2,779,000 in the prior year period. Our provision for income taxes was $4,948,000 or 40% for fiscal 2007. We recorded a benefit for income taxes of $2,504,000 during fiscal 2006 relating to the realizability of our net operating loss carryforwards during fiscal 2007. We realized net income of $7,421,000 during fiscal 2007 as compared to net income of $5,283,000 in fiscal 2006.

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

Liquidity and Capital Resources

Cash flows from operating activities

Net cash provided by operating activities was $17,142,000 for fiscal 2008, as compared to net cash provided by operating activities of $11,476,000 in fiscal 2007. This increase in net cash provided by operating activities is primarily the result of our expansion of our exhibition business. We attribute this increase to the increase in the number of our ongoing human anatomy exhibitions as well as higher attendance at our Titanic exhibitions. During the twelve months ended February 29, 2008, we had 21 concurrent exhibitions being presented (six Titanic and fifteen human anatomy exhibitions) compared to thirteen being presented in the same prior year period (seven Titanic and six human anatomy exhibitions).

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for fiscal 2007 and 2008:

	As of February 28,	As of February 29,
	2007	2008

Working capital (in thousands)	$22,684	$23,979
Current ratio	12.42	7.73

Our net working capital increased by $1,295,000 as of February 29, 2008, as compared to February 28, 2007. This increase is primarily the result of an increase in cash and cash equivalents of $385,000 associated with new anatomical exhibitions, which opened during fiscal 2008. Our accounts receivable increased $540,000 as of February 29, 2008 as compared to February 28, 2007, primarily as a result of opening an increased number of exhibitions. Our prepaid expenses and other current assets increased by approximately $1,664,000, primarily as a result of prepaid leases and services for our self-run exhibitions. This was partially offset by an increase in payables associated with our self-run exhibits. Due to the changes discussed above, our current ratio decreased from 12.42 to 7.73 from February 28, 2007 to February 29, 2008, respectively.

Cash flows from investing activities

For fiscal 2008, the total cash we used in investing activities was $14,461,000, which was primarily the result of purchases of property and equipment for $5,250,000. Purchases of property and equipment primarily consisted of the purchase of additional exhibitry for our human anatomy exhibitions. We used $2,900,000 for the acquisition of licenses which related to the licensing of our human anatomy specimens. We also utilized $5,000,000 to acquire a company which owned the rights to certain human anatomy exhibitions. We purchased a certificate of deposit for $1,000,000 during fiscal 2008. Capital expenditures, primarily consisting of the leasehold improvements and additional exhibitry for our exhibitions, are expected to aggregate approximately $12,000,000 to $16,000,000 during fiscal 2009.

Cash flows from financing activities

For fiscal 2008, cash used in financing activities was $2,925,000 and included stock repurchases aggregating $6,777,000. which were made pursuant to our publicly announced stock repurchase program. In addition, we received approximately $2,412,000 in cash from the exercise of options and warrants during fiscal 2008. During fiscal 2008, we realized an excess tax benefit of approximately $1,440,000 from the exercise of stock options, which we recorded as income taxes receivable in our financial statements to reflect the value of the income tax benefit we anticipate receiving.

Our shareholders’ equity was $47,096,000 at February 29, 2008, as compared with $32,900,000 at February 28, 2007.

On October 4, 2007, we entered into a one year $15,000,000 revolving Loan Agreement with Bank of America, N.A. (the “Credit Facility”). The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at our request and with the consent of Bank of America, the credit limit may be increased to $25,000,000

At our option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin is based upon our Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If our Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If our Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires us to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. We were in compliance with such ratios as of February 29, 2008. In addition, we must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made not less frequently than quarterly.

Upon termination of the Credit Facility, we may request that Bank of America convert all amounts then outstanding into a three year term loan. If Bank of America consents to such conversion, we will be required to amortize the outstanding borrowings under the Credit Facility and make quarterly payments of principal and interest. Such term loan will also require us to make annual pre-payments equal to 50% of our Excess Cash Flow (defined as EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event our Leverage Ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding.

The Credit Facility is secured by all of our assets, including our equity interests in our subsidiaries, and is also guaranteed by our subsidiaries. As of February 29, 2008, no borrowings were outstanding under the Credit Facility.

Contractual Obligations

We have a non-cancelable operating lease for the rental of each set of the specimens used in our anatomical exhibitions. The leases are payable quarterly for a term of five years with five annual options to extend.

We have non-cancelable operating leases for office space. The leases are subject to escalation for our pro rata share of increases in real estate taxes and operating costs. During the fiscal year ended February 28, 2005, which we refer to as fiscal 2005, we entered into another non-cancelable operating lease for warehouse space through December 31, 2010.

The lease for our principal executive offices was amended a first time on August 8, 2003 to provide additional space, bringing the total leased space to approximately 4,700 square feet. The lease was amended a second time on November 14, 2005 when the leased space was increased by approximately 1,400 square feet. A third amendment to the lease was executed on April 26, 2006. This amendment added approximately 3,600 square feet to our total office space. The lease was amended a fourth time on June 12, 2007, increasing our office space by approximately 4,900 square feet. The total leased space after the fourth lease amendment was approximately 14,600 square feet. The current annual payments under the office space lease are approximately $390,000.

The following table illustrates our contractual obligations and commitments as of February 29, 2008:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen fixed rentals	$27,325,000	$7,980,000	$17,690,000	$1,655,000	$—
Real estate operating leases (1)	42,676,000	4,647,000	11,929,000	8,352,000	17,748,000
Equipment leases	10,000	4,000	6,000	—	—

Total	$70,011,000	$12,631,000	$29,625,000	$10,007,000	$17,748,000

(1)	Amounts for lease agreement with Luxor Hotel and Casino have been included in the above figures. See Note 15 entitled “Subsequent Events” to our consolidated financial statements included in Item 8 of Part I of this report.

On October 1, 2005, we entered into two three-year consulting agreements for investor relations services with a firm and an individual that required aggregate monthly cash consulting fees of $52,250 in October 2005, November 2005 and December 2005. Thereafter, consulting fees are $22,550 per month during the first year and reduce to $13,000 per month for the remaining term. These agreements also required us to issue 350,000 shares of common stock and 250,000 five-year warrants to purchase our common stock at an exercise price of $2.00 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option-pricing model and is being amortized over the three-year agreement term. We recorded $156,000 and $428,000 in consulting expense related to these two agreements during the years ended February 28, 2007 and 2006, respectively.

In May 2001, we acquired ownership of the wreck of the Carpathia. On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures pursuant to which Seaventures acquired from the Company all of its ownership interest in the Carpathia for $3,000,000. We received $500,000 from Seaventures on February 28, 2007 and we received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures. purchased an option from us to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. We received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007.

On March 12, 2008, we entered into a lease agreement with the Luxor Hotel and Casino. The lease term is for ten years with an option to extend for up to an additional ten years. The minimum annual rent for the first three years is $3,300,000, payable in equal installments, and $3,600,000 a year thereafter.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounts receivables;

•	Income taxes;

•	Legal contingencies;

•	Property and equipment; and

•	Impairment of long-lived and intangible assets.

Revenue Recognition

Exhibition Revenue.  We recognize exhibition revenue for our exhibits when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibition is complete and, in accordance with the terms of the arrangement;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

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

Our customers and joint venture partners provide us with gross receipt information, marketing costs, promotional costs and information regarding any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with our customers and joint venture partners. The amount of revenue recognized in any given quarter or quarters from all of our exhibitions depends on the timing, accuracy and sufficiency of information we receive from our customers and joint venture partners to determine revenues and associated gross profits.

Audio Tour Revenue.  Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.

Merchandise Revenue.  Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the wreck of the Titanic is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

Sponsorship Revenue.  Revenues from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to our dives to the wreck of the Titanic is recognized at the completion of the expedition.

Licensing Revenue.  Revenue from the licensing of the production and exploitation of audio and visual recordings by third-parties, related to our expeditions to the wreck of the Titanic, is recognized at the time that the expedition and dive takes place. Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We regularly evaluate the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client (governmental agencies or private sector) trends in actual and forecasted credit quality of the client (including delinquency and late payment history), and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, we may require a bank letter of credit to guarantee the collection of our receivables. Our allowance for bad debt is determined based on a percentage of aged receivables, plus specific reserves for receivables we do not believe collectible.

Income Taxes

We account for income taxes using the asset and liability method which recognizes deferred tax assets and liabilities for the future tax impact attributable to differences in the basis of assets and liabilities reported for financial statement and income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Item 3 of Part I of this report. To the extent that a loss related to a contingency is reasonably estimable and probable, we accrue an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, we assess any potential liability related to our pending litigation and make or, if necessary, revise our estimates. Such revisions in estimates of potential liability could materially impact our results of operations and financial position.

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

Artifacts recovered in our 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value, referred to as NRV. The government of France granted us ownership of these artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.

To ascertain that the NRV of the artifacts exceeds the direct costs of recovery of such artifacts, we evaluate various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other evidential matter regarding the public interest in the Titanic.

At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business.

We amortize our exhibition licenses on a straight line basis over the term of the exhibition license or right.

Recent Accounting Pronouncements

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of SFAS 154 did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for us for fiscal 2007. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Once adopted, we will assess the impact of SFAS 141R upon the occurrence of a business combination.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 7 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For fiscal 2008, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

Foreign Currency Risk

We conduct a significant portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar increases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During fiscal 2008, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the U.S. dollar in order to minimize the adverse potential effect of currency fluctuations. During fiscal 2008, we derived approximately $11,378,000, or 21%, of our net revenue from exhibitions located outside of the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Exhibitions, Inc.

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and its subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008. We also have audited the Company’s internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and the principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted principals. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflects the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting of future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and February 28, 2007, and the results of the Company’s operations and their cash flows for each of the three years in the period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Kempisty & Company CPA’s PC

Kempisty & Company
Certified Public Accountants, P. C.
New York, New York

May 6, 2008

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 29,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$16,811,000	$16,426,000
Marketable securities	—	1,055,000
Accounts receivable, net of allowance for doubtful accounts of $252,000 and $378,000, respectively	3,050,000	3,590,000
Carpathia receivable, related party	2,500,000	2,500,000
Prepaid expenses and other current assets	2,309,000	3,973,000

Total current assets	24,670,000	27,544,000
Artifacts owned, at cost	3,091,000	3,088,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $3,141.000 and $4,707,000, respectively	3,620,000	7,308,000
Licenses and other rights, net of accumulated amortization of $1,407,000 and $2,752,000, respectively	3,266,000	8,450,000
Goodwill	—	1,377,000
Deferred income taxes	238,000	1,660,000
Other assets	—	1,233,000

	$34,886,000	$50,661,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,450,000	3,565,000
Deferred revenue	536,000	—

Total current liabilities	1,986,000	3,565,000
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares issued and outstanding 29,004,318 and 30,166,614 shares at February 28, 2007 and February 29, 2008, respectively	3,000	3,000
Common stock payable	90,000	—
Additional paid-in capital	34,252,000	43,147,000
Retained earnings	(903,000)	11,406,000
Accumulated other comprehensive loss	(129,000)	(270,000)
Less treasury stock, at cost; 56,641 and 1,066,449 shares at February 28, 2007 and February 29, 2008, respectively	(413,000)	(7,190,000)

Total shareholders’ equity	32,900,000	47,096,000

	$34,886,000	$50,661,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 28 (29),
	2006	2007	2008

Revenue:
Exhibition revenue	$12,217,000	$28,916,000	$59,231,000
Merchandise and other	722,000	1,061,000	2,142,000
Sale of coal	102,000	110,000	81,000

Total revenue	13,041,000	30,087,000	61,454,000
Cost of revenue:
Exhibition costs	2,672,000	7,707,000	20,457,000
Cost of merchandise sold	102,000	182,000	457,000
Cost of coal sold	10,000	13,000	19,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	2,784,000	7,902,000	20,933,000
Gross profit	10,257,000	22,185,000	40,521,000

Operating expenses:
General and administrative	6,620,000	9,773,000	19,626,000
Depreciation and amortization	980,000	1,529,000	2,911,000
Litigation settlement	—	350,000	—
Loss on sale of fixed assets	84,000	—	(2,000)
Gain on sale of Carpathia, related party	—	(1,626,000)	—

Total operating expenses	7,684,000	10,026,000	22,535,000
Income from operations	2,573,000	12,159,000	17,986,000
Other income and expenses:
Interest income	85,000	224,000	973,000
Interest expense	(47,000)	(51,000)	—
Other income	168,000	37,000	10,000

Total other income and expenses	206,000	210,000	983,000
Income before provision for income taxes	2,779,000	12,369,000	18,969,000
Provision for income taxes	(2,504,000)	4,948,000	6,660,000

Net income	$5,283,000	$7,421,000	$12,309,000

Net income per share:
Basic income per common share	$0.22	$0.27	$0.42

Diluted income per common share	$0.19	$0.24	$0.37

Shares used in basic per share calculations	24,081,186	27,674,221	29,653,994
Shares used in diluted per share calculations	28,230,491	31,047,056	33,379,462

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended February 28 (29),
	2006	2007	2008

Cash flows from operating activities:
Net income	$5,283,000	$7,421,000	$12,309,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	980,000	1,529,000	2,911,000
Stock based compensation	1,541,000	2,241,000	4,671,000
(Increase) decrease in cost of artifacts	(1,000)	11,000	—
Provision for doubtful accounts	—	257,000	126,000
Excess tax benefit on the exercise of employee stock options	—	—	(1,440,000)
Gain on sale of Carpathia, related party	—	(1,626,000)	—
Loss on disposal of fixed assets	84,000	—	—
Other income from default on sale of Carpathia	(168,000)	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(528,000)	(1,722,000)	(666,000)
(Increase) decrease in deferred income taxes	(2,504,000)	2,266,000	(1,422,000)
Decrease in prepaid and refundable taxes	222,000	—
(Increase) decrease in prepaid expenses and other current assets	(2,053,000)	1,149,000	(1,639,000)
Decrease in other assets	596,000	132,000	—
(Decrease) increase in deferred revenue	(700,000)	236,000	(562,000)
(Decrease) increase in accounts payable and accrued liabilities	(622,000)	412,000	2,114,000
Decrease in common stock payable	—	(830,000)	—
Increase in income taxes payable	—	—	740,000

Total adjustments	(3,153,000)	4,055,000	4,833,000

Net cash provided by operating activities	2,130,000	11,476,000	17,142,000

Cash flows used by investing activities:
Purchases of property and equipment	(1,774,000)	(2,357,000)	(5,250,000)
Purchase of exhibition licenses	(2,082,000)	(550,000)	(2,906,000)
Acquisition			(5,000,000)
Purchase of subrogation rights	—	—	(250,000)
Unrealized gain or loss on certificate deposit			(55,000)
Purchase/sale of certificate of deposit	(500,000)	500,000	(1,000,000)

Net cash used in investing activities	(4,356,000)	(2,407,000)	(14,461,000)

Cash flows from financing activities:
Proceeds from notes payable	2,425,000	342,000	—
Company stock repurchase			(6,777,000)
Reduction in marketable securities	—	70,000	—
Principal payments on notes payable	(2,932,000)	(1,690,000)	—
Proceeds from option and warrant exercises	166,000	2,288,000	2,412,000
Proceeds from sale of common stock	5,468,000	—	—
Excess tax benefit on the exercise of employee stock options	—	2,630,000	1,440,000

Net cash provided by (used in) financing activities	5,127,000	3,640,000	(2,925,000)

Effects of exchange rate changes on cash and cash equivalents	(30,000)	(27,000)	(141,000)

Net increase in cash and cash equivalents	2,871,000	12,682,000	(385,000)
Cash and cash equivalents at beginning of year	1,258,000	4,129,000	16,811,000

Cash and cash equivalents at end of year	$4,129,000	$16,811,000	$16,426,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,000	$27,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$—	$7,252,000

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$—	$413,000	$90,500

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain or loss on certificate deposit	$—	$—	$(55,000)

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
Years Ended February 28, 2006, February 28, 2007 and February 29, 2008

						Accumulated
	Common Stock		Common	Additional		Other
	Number of		Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Income (Loss)	Stock, at Cost	Equity

Balance, February 28, 2005	22,299,939	$2,000	$—	$20,316,000	$(13,607,000)	$26,000	$—	$6,737,000

Common stock issued for exercise of warrants and options	87,014	—	97,000	69,000	—	—	—	166,000
Common stock issued for equity investment	300,000	—	—	500,000	—	—	—	500,000
Common stock and warrants issued for acquisition	200,000	—	—	608,000	—	—	—	608,000
Common stock issued in exchange for surrender of warrants	200,000	—	—	—	—	—	—	—
Common stock and warrants issued for private placement	2,975,136	—	—	4,968,000	—	—	—	4,968,000
Issuance of employee stock options	—	—	—	256,000	—	—	—	256,000
Issuance of consulting warrants	—	—	—	462,000	—	—	—	462,000
Issuance of consulting stock for services	—	—	823,000	—	—	—	—	823,000
Net income	—	—	—	—	5,283,000	—	—	5,283,000
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(98,000)	—	(98,000)
Foreign currency translation loss	—	—	—	—	—	(30,000)	—	(30,000)

Total other comprehensive loss	—	—	—	—	—	(128,000)	—	(128,000)

Balance, February 28, 2006	26,062,089	$3,000	$920,000	$27,178,000	$(8,324,000)	$(102,000)	$—	$19,675,000

Common stock issued for exercise of warrants	1,087,436	—	80,000	1,852,000	—	—	—	1,932,000
Common stock issued for exercise of options	1,454,793	—	(87,000)	856,000	—	—	(413,000)	356,000
Excess tax benefit on stock options	—	—	—	2,630,000	—	—	—	2,630,000
Stock compensation costs	400,000	—	(823,000)	1,736,000	—	—	—	913,000
Net income	—	—	—	—	7,421,000	—	—	7,421,000
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(70,000)	—	(70,000)
Foreign currency translation loss	—	—	—	—	—	43,000	—	43,000

Total other comprehensive loss	—	—	—	—	—	(27,000)	—	(27,000)

Balance, February 28, 2007	29,004,318	$3,000	$90,000	$34,252,000	$(903,000)	$(129,000)	$(413,000)	$32,900,000

Common stock issued for exercise of warrants	862,241	—	(90,000)	2,184,000	—	—	—	2,094,000
Common stock issued for exercise of options	300,055	—	—	600,000	—	—	—	600,000
Purchase of Company Stock	(1,066,449)	—	—	—	—	—	(6,777,000)	(6,777,000)
Excess tax benefit on stock options	—	—	—	1,440,000	—	—	—	1,440,000
Stock compensation costs	—	—	—	4,671,000	—	—	—	4,671,000
Net income	—	—	—	—	12,309,000	—	—	12,309,000
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	(151,000)	—	(151,000)
Unrealized loss on marketable securities	—	—	—	—	—	10,000	—	10,000

Total other comprehensive loss	—	—	—	—	—	(141,000)	—	(141,000)

Balance, February 29, 2008	29,100,165	$3,000	$—	$43,147,000	$11,406,000	$(270,000)	$(7,190,000)	$47,096,000

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Premier Exhibitions, Inc. and its subsidiaries (the “Company” or “Premier”). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Summary of Business

The Company is in the business of developing and touring museum quality exhibitions. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

The Company presently operates or has plans to operate four different exhibitions: (i) Titanic; (ii) “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within”; (iii) “Sports Immortals, The Traveling Exhibition”; and (iv) “Dialog in the Dark.”

The Company first became known for its Titanic exhibitions, which are conducted through its wholly-owned subsidiary R.M.S. Titanic, Inc., and which honor the ill-fated ocean liner R.M.S. Titanic. Since 1994, the Company has maintained its Salvor-in-Possession status of the Titanic wreck and wreck site as awarded by a federal district court. As such, the Company has the exclusive right to recover objects from the Titanic wreck site.

The Company currently has the ability to operate seven concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition” and one of which is known as “Titanic Science.” During its fiscal year ended February 29, 2008, the Company presented six separate Titanic exhibitions at fourteen venues.

The Company presently is in possession of a number of human anatomy specimens, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” “Bodies...The Exhibition” and “Our Body: The Universe Within.” These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. During its fiscal year ended February 29, 2008, the Company presented fifteen separate human anatomy exhibitions at twenty-eight venues.

On February 27, 2008, the Company entered into a long-term license agreement to present an exhibition series entitled Dialog in the Dark. The Company’s Dialog in the Dark exhibitions are intended to provide insight and experience to the paradox of learning to “see” again without the use of sight. The Company plans to open its first North American engagement during the later part of its fiscal year ending February 28, 2009.

On March 13, 2008, the Company entered into a long-term license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals, The Traveling Exhibition” exhibitions, each of which will feature sports artifacts and memorabilia. The Company’s agreement with Sports Immortals, Inc. also grants it the exclusive right to manufacture and sell “Sports Immortals” brand merchandise in conjunction with Company exhibitions. The Company is planning to open its first Sports Immortals exhibition during the calendar year ending December 31, 2008.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents

The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily invested in commercial paper, money market funds and U.S. government-backed securities. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers of its cash equivalents.

(b)	Investments

Marketable securities which are available for sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within shareholders’ equity.

(c)	Accounts Receivable and Revenue Recognition

Accounts receivable are customer obligations due under normal trade terms. The Company uses the allowance method to account for uncollectible accounts receivable. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. The Company’s bad debt expense for its fiscal years ended February 28, 2007 and February 29, 2008 was $257,000 and $196,000, respectively. The Company’s policy is to write-off as uncollectible amounts not collected within 120 days, unless legal proceedings have been implemented to attempt to collect such amounts. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables.

Revenue from the licensing of the production and exploitation of audio and visual recordings by third-parties, related to the Company’s expeditions, is recognized at the time that the expedition and dive takes place.

Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

Revenue from the granting of sponsorship rights related to the Company’s expeditions and dives to the wreck of the Titanic is recognized at the completion of the expedition.

Revenue sharing from the sale of Titanic-related products by third-parties is recognized when the item is sold.

Revenue from licensing arrangements is recognized pro-rata over the life of the agreements. Amounts received in excess of amounts earned are shown as deferred revenue.

Revenue from exhibitions is recognized when earned and reasonably estimable. The Company’s exhibition agreements may have a fixed fee, may be based on a percentage of revenue or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibition is complete and, in accordance with the terms of the arrangement, has been delivered;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

The Company sells coal recovered from the Titanic wreck site. Revenue from sales of such coal is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

Revenue is reported net of any applicable taxes.

(d)	Prepaid Expenses

Prepaid expenses primarily consist of prepaid lease payments and prepaid services that are expensed when earned, and reimbursable expenses that are capitalized and recovered from museums, promoters or the Company’s co-presentation partner.

(e)	Exhibition Licenses

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

Significant judgments and estimates are used by the Company’s management in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected exhibition performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual exhibition revenues, combined with currently forecast future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs an impairment charge could result. Additionally, as noted above, since many of the exhibition licenses extend for multiple products over multiple years, the Company also assesses the recoverability of exhibition license costs based on certain qualitative factors such as the success of other exhibitions utilizing anatomical specimens and whether there are any anatomical specimen-related exhibitions planned for the future. Material differences may result in the amount and timing of charges for any period if Company management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets

Exhibitry equipment	5 years
Vehicles	5 years
Office equipment	3 years
Computers and software	3 years
Furniture and fixtures	5 years

(g)	Artifacts

Costs associated with the care, management and preservation of artifacts recovered from the wreck of the Titanic are expensed as incurred. A majority of the Company’s Titanic artifacts not in exhibition are located within the United States.

To ascertain that the aggregate net realizable value (“NRV”) of Titanic artifacts exceeds the direct costs of recovery of such artifacts, the Company evaluates various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other evidential matter regarding the public interest in the Titanic.

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method which recognizes deferred tax assets and liabilities for the future tax impact attributable to differences in the basis of assets and liabilities reported for financial statement and income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

(I)	Earnings Per Share

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

Recent Accounting Pronouncements

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of SFAS No. 154 did not affect the Company’s consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company for the fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Once adopted, the Company will assess the impact of SFAS 141R on a business combination occurrence.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Artifacts

Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or NRV. The government of France granted the Company ownership of these artifacts in 1993. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During 2008, 2007 and 2006, $7,000, $11,000, and $1,400, respectively, were deducted from artifacts.

Artifacts, at cost, consists of the following:

	February 28, 2007	February 29, 2008

Artifacts recovered, Titanic	$3,091,000	$3,088,000

In May 2001, the Company acquired ownership of the wreck of the R.M.S. Carpathia. The Company evaluated and reviewed the wreck’s impairment in compliance with the requirements of SFAS No. 142, “Impairment of Long-Lived Assets” and SFAS No. 121 — “The Valuation of Non-Goodwill Intangibles.” The Company evaluates and records impairment losses, as circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset. No such events had occurred with regard to the Carpathia.

On November 30, 2005, the Company’s wholly-owned subsidiary R.M.S. Titanic sold a 3% ownership interest in the R.M.S. Carpathia to Legal Access Technologies, Inc. for $500,000. In addition, R.M.S. Titanic sold Legal Access Technologies, Inc. a twenty-five year license to conduct joint expeditions with R.M.S. Titanic to the Carpathia for the purpose of exploring and salvaging the Carpathia for $200,000. Under the terms of this agreement, Legal Access Technologies, Inc. was obligated to make payments under a payment schedule of $100,000 on December 12, 2005 and the balance of $400,000 on February 15, 2006. In the event of default, R.M.S. Titanic had the option to terminate this agreement. The Company reflected this transaction as a gain on the sale of the Carpathia interest of $459,000 during the quarter ended November 30, 2005. Pursuant to the terms of the agreement, Legal Access Technologies, Inc. was obligated to make the following scheduled payments to the Company: (i) $100,000 on December 12, 2005; and (ii) $400,000 on February 15, 2006. The $100,000 payment was collateralized with 1,400,000 shares of Legal Access Technologies, Inc.’s common stock, which satisfied its obligation to make the first payment. Legal Access Technologies, Inc. failed to make the second scheduled payment and, on April 3, 2006, R.M.S. Titanic terminated its agreement with Legal Access Technologies, Inc. In accordance with the agreement, the Company retained the collateral in the form of Legal Access Technologies, Inc.’s common stock. As a result of this default and the Company’s subsequent termination of the agreement, the Company reversed the gain of $459,000 net of the gain from the retention of the marketable securities of $168,000 that was recognized during the quarter ended November 30, 2005.

On February 28, 2007, R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from R.M.S. Titanic all of its ownership interest in the Carpathia for $3,000,000. The Company received $500,000 from Seaventures on February 28, 2007 and received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures, Ltd. purchased an option from the Company to present the first exhibition of objects recovered from the Carpathia together with certain of the Company’s Titanic artifacts. The Company received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Details

The composition of cash, cash equivalents, and available-for-sale marketable securities is as follows:

	February 28, 2007	February 29, 2008

Cash	$3,764,000	$5,142,000
Money market mutual funds	13,047,000	11,284,000

Total	16,811,000	16,426,000
Certificate of deposit	—	1,045,000
Securities		10,000

Total	$16,811,000	$17,481,000

The composition of prepaid expenses and other current assets is as follows:

	February 28, 2007	February 29, 2008

Deposits and advances	$62,000	$659,000
Prepaid insurance	163,000	146,000
Reimbursable expenses — exhibitions (1)	553,000	—
Prepaid lease payments	607,000	1,088,000
Inventory	176,000	291,000
Withholding taxes	147,000	—
Other receivables	76,000	739,000
Prepaid services	525,000	1,050,000

Total	$2,309,000	$3,973,000

(1)	Reimbursable expenses — exhibitions are primarily costs incurred by the Company for the installation of exhibitions that are reimbursed from museums, promoters or the Company’s co-presentation partner. The nature of these installation costs include construction costs, travel related expenses for the installation crew, labor, materials, artifact and specimen freight costs and other costs related to opening an exhibition. These costs are normally reimbursed within 45 to 60 days of the opening of an exhibition.

The composition of property and equipment, which is stated at cost, is as follows:

	February 28, 2007	February 29, 2008

Exhibitry	$6,040,000	$9,703,000
Vehicles and equipment	43,000	484,000
Office equipment	473,000	1,076,000
Leasehold improvements	196,000	9,000
Furniture and fixtures	9,000	743,000

	6,761,000	12,015,000
Less accumulated depreciation	3,141,000	4,707,000

Total	$3,620,000	$7,308,000

Depreciation expense was $395,000, $769,000 and $1,566,000 for the fiscal years ended 2006, 2007 and 2008, respectively.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 21, 2005, the Company sold the SV Explorer, a 178 foot — 1050 ton ship that was to be utilized in the expedition to the Titanic for $167,000 to Formaes ApS. Skelgaardsvej 10, DK-9340 Asss, a Danish company. Such sale resulted in a loss of $440,000 during the years ended February 28, 2006 and 2007.

The composition of the Company’s human anatomy exhibition licenses is as follows:

	February 28, 2007	February 29, 2008

Exhibition license (April 2004)	$685,000	$685,000
Exhibition license (May 2005)	3,438,000	3,438,000
Exhibition license (February 2007)	550,000	550,000
Exhibition license (March 2007)	—	700,000
Exhibition license (May 2007)	—	600,000
Exhibition license (October 2007)	—	813,000
Exhibition license (November 2007)	—	793,000
Exhibition license (December 2007)	—	3,623,000

	4,673,000	11,202,000
Less accumulated amortization	1,407,000	2,752,000

Total	$3,266,000	$8,450,000

Amortization expense was $584,000, $760,000 and $1,345,000 for the fiscal years ended 2006, 2007 and 2008, respectively.

In April 2004, the Company entered into an exhibition tour agreement to license the rights to exhibit certain anatomical specimens owned by Exhibit Human: The Wonders Within, Inc. The licensed specimens are currently in the Company’s possession and are being exhibited in one of its exhibitions. The Company advanced $685,000 in cash to the licensor under the license and exhibition tour agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years (the original term of this license is five years with automatic extensions for an additional five years at the Company’s option, which extensions do not require payment of any additional consideration by the Company). The useful life of the April 2004 agreement coincides with the term of the agreement. As of February 29, 2008, accumulated amortization was $220,000.

In May 2005, the Company acquired a company that held certain exclusive licensing rights to certain anatomical specimens and exhibitry that significantly broadened the Company’s offerings in its human anatomy educational exhibition business. The purchase price paid for the license was $3,438,000 (see Note 12 — Acquisitions) in the form of cash, common stock, warrants, and the assumption of debt which represents its fair value. This amount was recorded as an intangible asset and is being amortized over its estimated benefit period of five years. As of February 29, 2008, accumulated amortization was $1,891,000.

In February 2007, the Company entered into a Specimen License Agreement to license specimens for use in the Company’s human anatomy exhibitions owned by Dalian Hoffen Bio Technique Company Limited. The licensed specimens are currently in the Company’s possession and are being exhibited in its exhibitions. The Company advanced $550,000 to the licensor under the Specimen License Agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years. The useful life of the February 2007 agreement coincides with the term of the agreement. As of February 29, 2008 accumulated amortization was $60,000.

In December 2007, the Company acquired the license rights to promote three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, pursuant to a transaction in which the Company acquired all of the outstanding membership interests of such entity.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts assigned to the licenses and contracts of such acquisition are approximately $3,623,000. These licenses are being amortized over approximately five years, which coincides with the terms of the agreement and the useful lives of the assets licensed and the contract duration. Amortization related to these license agreements was approximately $513,000 for the twelve months ended February 29, 2008.

During the twelve months ended February 29, 2008, the Company entered into three additional agreements for the licensing of human anatomy specimens. The aggregate cash consideration for these additional license agreements was $2,114,000. These license agreements are being amortized over 35 years and 10 years, which coincides with the terms of each agreement and the useful life of the assets licensed. Amortization related to these license agreements was approximately $69,000 for the twelve months ended February 29, 2008.

Based on the current amounts of exhibition licenses subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2009 — $1,871,000; 2010 — $1,474,000;
2011 — $920,000; 2012 — $749,000; 2013 — $609,000; and 2014 — $193,000.

The composition of accounts payable and accrued liabilities is as follows:

	February 28, 2007	February 29, 2008

Operations and marketing costs	$—	$782,000
Professional and consulting fees payable	55,000	97,000
Settlement accruals	577,000	253,000
Payroll and payroll taxes	175,000	663,000
Sales and use taxes	181,000	181,000
St. Petersburg loss accrual	—	476,000
Marketing costs	—	480,000
Merchandise	—	114,000
Audio & exhibitry	—	239,000
Other	462,000	280,000

Total accounts payable and accrual expense	$1,450,000	$3,565,000

Note 4.	Income Taxes

A summary of the components of the provision (benefit) for income taxes for the years ended February 28, 2007 and February 29, 2008 consists of the following:

	February 28, 2007	February 29, 2008

Current tax expense:
Federal	$2,077,000	$7,354,000
State	367,000	966,000

Total current tax expense	2,444,000	8,320,000

Deferred income tax expense:
Federal	2,504,000	(1,444,000)
State	—	(216,000)
Change in valuation allowance	—	—

Total deferred income tax expense (benefit)	2,504,000	(1,660,000)

Total tax expense	$4,948,000	$6,660,000

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	February 28, 2007	February 29, 2008

Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	6.0%	3.0%
Nondeductible expenses	0.0%	0.1%
Adjustments of prior year amounts	0.0%	(0.7)%
Federal tax credits	0.0%	(1.3)%

	40.0%	35.1%

Deferred income taxes recorded on the Company’s balance sheet result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income tax asset consists of the following:

	February 28, 2007	February 29, 2008

Equity based compensation	$—	$1,665,000
Alternative minimum tax credits	190,619	—
Accounts receivable	93,996	154,000
Fixed assets	(46,615)	(159,000)

	238,000	1,660,000
Valuation allowance	—	—

Net deferred asset (liability)	$238,000	$1,660,000

Management believes it is more-likely than not that the Company will realize the benefits of these deductible differences based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible.

The Company adopted the provisions of FIN 48 on March 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings. Management believes that all tax positions underlying the computation of current and deferred taxes meet the more-likely-than-not criteria of FIN 48 and therefore no liability for unrecognized tax benefits has been recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is not currently under examination by any such taxing authority.

Note 5.	Earnings Per Share (“EPS”)

Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

Common stock options were not included in the diluted EPS computation because the options exercise price was greater than the average market price of the common shares for the period presented. The number of shares not included was 0, 0 and 131,236 for fiscal years ending 2006, 2007 and 2008, respectively.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended February 28 (29),
	2006	2007	2008

Numerator:
Net income	$5,283,000	$7,421,000	$12,309,000
Denominator:
Basic weighted-average shares outstanding	24,081,186	27,674,221	29,653,994
Effect of dilutive stock options and warrants	4,149,305	3,372,835	3,725,468

Diluted weighted-average shares outstanding	28,230,491	31,047,056	33,379,462

Net income per share:
Basic	$0.22	$0.27	$0.42

Diluted	$0.19	$0.24	$0.37

Note 6.	Other Comprehensive Loss

The composition of accumulated other comprehensive loss, net of related taxes are as follows:

	February 28, 2007	February 29, 2008

Foreign currency translation adjustments	$43,000	$(151,000)
Unrealized loss on marketable securities	(70,000)	10,000

Total other comprehensive loss	$(27,000)	$(141,000)

Note 7.	Stock Compensation

Common Stock Issuances

During the year ended February 29, 2008, the Company received approximately $298,000 from the exercise of 300,055 options to purchase shares of common stock at exercise prices ranging from $0.28 to $3.95 per share. During the year ended February 28, 2007, the Company received approximately $311,000 from the exercise of 1,454,793 options to purchase shares of common stock at exercise prices ranging from $0.85 to $1.70 per share.

During the year ended February 29, 2008, the Company received approximately $2,114,000 from the exercise of 862,241 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share. During the year ended February 28, 2007, the Company received approximately $1,930,000 from the exercise of 1,087,436 of warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share.

During the year ended February 29, 2008, the Company issued an aggregate of 730,000 shares of common stock to three of its senior executive officers as inducement awards outside of Company’s stock plans in connection with the commencement of their employment.

During the year ended February 29, 2008, the Company issued an aggregate of 50,000 shares of common stock to two of its Directors as inducement awards in connection with their appointment to the Company’s Board of Directors.

During the year ended February 29, 2008, the Company issued an aggregate of 1,195,000 options to purchase shares of common stock at exercise prices ranging from $4.93 to $15.82. This issue of options to its three senior executive officers and two of its directors was an inducement award outside of the Company’s stock plans in connection with the commencement of their employment.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2000, the Company adopted an incentive stock option plan (the “2000 Plan”) under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, directors and consultants. The exercise price of the options granted is based on the fair market value of such shares, as determined by the Board of Directors at the date of the grant of such options. In December 2003, the Company adopted a second incentive stock option plan (the “2004 Plan”) under which options to purchase 3,000,000 shares of common stock may be granted to certain key employees, Directors and consultants. The exercise price was based on the fair market value of such shares as determined by the Board of Directors at the date of the grant of such options.

On October 16, 2005, the Company’s Board of Directors adopted resolutions to: (i) amend the 2000 Stock Option Plan to reduce the number of authorized but unissued options available for issuance under the 2000 Plan by 1,370,000; and (ii) amend the 2004 Plan to reduce the number of authorized but unissued options available for issuance under the 2004 Plan by 1,030,000. The net effect of these resolutions was to reduce the aggregate available authorized but unissued options available under the Company’s shareholder-approved stock option plans by 2,400,000.

On August 18, 2006, the Company’s shareholders approved an Amendment to the Company’s 2004 Stock Option Plan to increase the authorized number of shares available for issuance by 1,000,000.

On October 30, 2007, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 of the Company’s outstanding common shares. During January 2008, the Company purchased 1,000,000 shares for approximately $6,700,000 pursuant to the board-authorized plan.

On February 19, 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 3,000,000 of the Company’s outstanding common shares. As of February 29, 2008 the Company has not repurchased any additional shares of the Company’s outstanding stock.

The following table summarizes activity under the Company’s equity incentive plans for the years ended February 28, 2006, February 28, 2007, and February 29, 2008:

	February 28, 2006		February 28, 2007		February 29, 2008
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Unexercised	Exercise	Unexercised	Exercise	Unexercised	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,350,000	$0.36	3,546,672	$1.05	2,992,039	$2.00
Granted	1,503,846	2.04	780,000	4.05	10,000	9.93
Exercised	(224,174)	0.73	(1,247,966)	0.56	(309,862)	1.25
Forfeited or expired	(83,000)	0.32	(86,667)	2.01	—	—

Outstanding at end of year (1)	3,546,672	$1.05	2,992,039	$2.00	2,692,177	$2.12

(1)	Options outstanding are vested or expected to vest.

The weighted-average grant-date fair value of options granted during 2006, 2007 and 2008 was $2.04, $4.05 and $9.93, respectively. The total intrinsic value of options exercised during fiscal years ended 2006, 2007 and 2008 was $2,993,000, $5,280,000 and $0, respectively.

The weighted-average grant-date fair value of options exercised during 2006, 2007 and 2008 was $0.73, $0.56 and $1.25, respectively. The total intrinsic value of exercised options during fiscal years ended 2006, 2007 and 2008 was $740,000, $12,804,000 and $1,094,000, respectively.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about all stock options issued under shareholder-approved plans and that are outstanding at February 29, 2008:

	Options Outstanding
		Weighted		Options Exerciseable
	Options	Average		Options
	Outstanding	Remaining	Weighted	Exerciseable	Weighted
	at	Contractual	Average	at	Average
	February 29,	Life	Exercise	February 29,	Exercise
Range of Exercise Prices	2008	(Years)	Price	2008	Price

$.28 to $.32	418,300	5.78	$0.32	418,300	$0.32
$.40 to $.65	735,000	3.60	0.40	735,000	0.40
$.85 to $3.65	1,123,877	7.75	3.05	827,213	3.19
$4.31 to $9.93	415,000	8.16	4.46	1,667	5.20

	2,692,177			1,982,180

The total intrinsic value of options outstanding as of February 29, 2008 was $7,162,000.

On June 23, 2007, the Company adopted the 2007 Restricted Stock Plan (the “2007 Plan”). The maximum number of shares of common stock with respect to which restricted stock awards may be awarded under the Plan may not exceed 250,000 shares. Restricted stock is generally granted with a price equal to the market price for the Company’s common stock on the date of the grant and generally vests between three and five years.

As of February 29, 2008, there were 25,000 shares granted and not vested under the 2007 Plan. The weighted average price of these grants is $11.05. The Company recognized stock based compensation of $29,000 for the period ended February 29, 2008, which has been allocated to general and administrative expenses. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, was $247,000 as of February 29, 2008, and will be recognized as expense over a weighted average period of 2.7 years.

The following tables summarize the information about restricted stock and stock options issued outside of shareholder-approved plans and that are outstanding at February 29, 2008:

Weighted
Average
Remaining
		Weighted	Contractual
		Average	Life
Restricted Stock Issued Outside of Plans	Shares	Price	(Years)

Outstanding at beginning of year	—	$—	—
Granted	780,000	14.40	4.38
Forfeited or expired	—	—	—
Vested	—	—	—

Non-vested at end of year	780,000	$14.40	4.38

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted
Average
Remaining
		Weighted	Contractual
		Average	Life
Stock Options Issued Outside of Plans	Options	Price	(Years)

Outstanding at beginning of year	—	$—	—
Granted	1,195,000	10.14	4.68
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at end of year	1,195,000	$10.14	4.68

The total intrinsic value of stock options issued outside shareholder-approved plans as of February 29, 2008 is $0.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer are an alternative to financial statement recognition. The Company was required to adopt FAS 123R by March 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company early adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method requiring it to recognize expense related to the fair value of our stock-based compensation awards during the fiscal year ended February 28, 2006. In the year of adoption, FAS 123R did not have a material impact on the Company’s financial position or results of operations.

The Company has historically used, and continues to use, the Black-Scholes option-pricing model to estimate the fair value of stock options granted. This model assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends and risk-free interest rates are constant over the option’s term.

The Company used the following weighted-average assumptions under the Black-Scholes model for its fiscal years ended February 28 (29), 2006, 2007 and 2008:

	2006	2007	2008

Dividend yield	0%	0%	0%
Expected volatility	100%	100%	50%
Risk-free interest rate	4.75%	6.00%	5.00%
Expected lives	8.00	10.00	10.00

The Company based its risk-free interest rate assumption on the U.S. Treasury yield curve in effect at the time of the grant. The Company has historically not declared dividends and does not intend to do so in the future. As such, the Company assumed the dividend yield would be zero in its model.

The Company accounts for all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The Company uses the Black-Scholes option-pricing model to determine the fair value of any options, warrants or similar equity instruments issued by the Company.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation expense for the Company’s employee stock options, included in “general and administrative expense” on the Company’s Consolidated Statement of Operations was approximately $1,367,000 and $3,653,000 during fiscal years ended 2007 and 2008, respectively. Unamortized employee stock option expense totaled approximately $12,893,000 at February 29, 2008 and the Company will amortize this amount through the fourth quarter of fiscal 2011, when the last presently issued option has fully vested.

Total compensation expense recognized by the Company for restricted shares granted approximated $1,018,000 for the twelve months ended February 29, 2008. Unamortized compensation expense totaled approximately $9,145,000 as of February 29, 2008 and the Company will amortize this amount through the third quarter of fiscal 2012, when the last presently issued share has fully vested. The Company had no compensation expense related to restricted stock in the prior year.

Note 8.	Litigation and Other Legal Matters

Status of International Treaty Concerning the Titanic Wreck

The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented by the U.S., this treaty could affect the way the U.S. District Court for the Eastern District of Virginia monitors the Company’s Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to explore the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts and make other use of the wreck. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company’s existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.

Several years ago, the Company initiated legal action to protect its rights to the Titanic wreck site from this treaty. On April 3, 2000, the Company filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company’s motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized and is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for the Company to refile its motion. Neither the implementation of the treaty nor the Company’s decision whether to refile the legal action regarding its constitutionality will likely have an impact on the Company’s ownership interest over the artifacts that it has already recovered.

As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the approximately 2,000 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company. Title to the remaining artifacts in the Company’s collection will be resolved by the Salvor-in-Possession legal proceedings pending in the U.S. District Court for the Eastern District of Virginia.

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

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Titanic as well as all items to be salvaged in the future so long as the Company remained Salvor-in-Possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied the Company’s petition of appeal.

On May 17, 2004, the Company appeared before the U.S. District Court for the Eastern District of Virginia for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, the Company confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, the Company stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the court rendered an opinion and order in which it held that it would not recognize the 1993 Proces-Verbal, pursuant to which the government of France granted the Company title to all artifacts recovered from the wreck site during the 1987 expedition. The court also held that the Company would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that it should be awarded title to the Titanic artifacts through the law of finds.

The Company appealed the July 2, 2004 Court Order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted the Company title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Court of Appeals tacitly reconfirmed that the Company owns the 1,800 artifacts recovered during the 1987 expedition. The appellate court affirmed that the lower court’s ruling held that the Company will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that it should be awarded title to the remainder of the Titanic artifacts through the law of finds.

On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie (in kind) award with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. The court has not yet ruled on our motion for an interim salvage award.

On April 15, 2008, the District Court entered an order requesting the Company propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award. The District Court has not yet determined that an in specie award is the proper remedy to satisfy the Company’s motion.

We cannot predict how the court will ultimately rule on RMST’s motion for an interim salvage award.

Other Ongoing Litigation

On April 28, 2006, Stefano Arts filed an action entitled Premier Exhibitions, Inc. v. Stefano Arts against the Company in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that the Company breached a contract which allegedly calls for it to pay to Stefano Arts moneys generated from its human anatomy exhibition in Tampa, Florida and additional moneys generated from its exhibition in New York City. Although the Company intends to vigorously defend itself, the outcome of this matter cannot be predicted.

On August 22, 2006, the Company filed an action entitled R.M.S Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which the Company alleges damages stemming from the defendants’ failure to compensate the Company for monies due under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company has alleged breach of contract, fraud, conversion and breach of fiduciary duty in its

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint. The parties have reached a settlement of this matter, which will not result in a material adjustment to the Company’s financial statements.

Settled Litigation

In October 2005, Exhibit Human: The Wonders Within, Inc. filed for binding arbitration against the Company in an action entitled Exhibit Human: The Wonders Within, Inc. and R.M.S. Titanic, Inc. In its claim, Exhibit Human alleged that the Company breached its contract with Exhibit Human pursuant to which the Company acquired a license to exhibit certain anatomical specimens that it presents in the Company’s “Bodies Revealed” exhibition. Later that month, the Company filed a counterclaim against Exhibit Human in which it alleged that Exhibit Human breached its obligations to the Company under the same contract.

On April 6, 2006, the Company also filed an action entitled Premier Exhibitions, Inc. v. Exhibit Human: The Wonders Within, Inc. in the U.S. District Court for the Northern District of Georgia pursuant to which the Company was seeking a declaratory judgment finding that the parties reached an enforceable agreement for the acquisition of certain licensing rights to the anatomical specimens that it presents in its “Bodies Revealed” exhibition. On December 19, 2006, the court granted summary judgment to Exhibit Human. It held that proper jurisdiction over this matter lies with the arbitrator, not the court.

On March 6, 2007, the Company entered into a Settlement Agreement and Release of Claims with Exhibit Human: The Wonders Within, Inc. settling the outstanding arbitration and litigation between the parties. The terms of the settlement agreement are confidential and the Company does not believe that such terms are material.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

Note 9.	Notes Payable and Long-Term Debt

Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan was unsecured, and it had a term of five years. The interest rate for the loan was the prime rate plus six percent. The loan required quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000, was recorded as a deferred financing cost and was amortized to interest expense over the term of the loan. The Company repaid this loan during the fiscal year ended February 28, 2007.

On June 30, 2006, the Company entered into a $2,500,000 revolving line of credit facility with Bank of America, N.A. The credit facility replaced in its entirety the Company’s prior $750,000 revolving line of credit facility with Bank of America. The credit facility, which was evidenced by a note and agreement made by the Company in favor of Bank of America, allowed the Company to make revolving borrowings of up to $2,500,000 during its term. Interest under the credit facility was calculated from the date of each advance to the Company and is equal to Bank of America’s prime rate. Under the credit facility, the Company was required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest was payable in full at the expiration of the credit facility on June 27, 2007.

On October 4, 2007, the Company entered into a one year $15,000,000 revolving Loan Agreement with Bank of America, N.A. (the “Credit Facility”). The Credit Facility replaced in its entirety the $2,500,000 revolving line of credit facility. The Credit Facility has a $5,000,000 sub-limit for the issuance of standby letters of credit. During the term of the Credit Facility, at the Company’s request and with Bank of America’s consent, the credit limit may be increased to $25,000,000.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the Company’s option, amounts outstanding under the Credit Facility shall bear interest at (i) the greater of Bank of America’s prime rate or the Federal funds rate, plus a Margin (as defined below); or (ii) the LIBOR rate, plus a Margin. The amount of the Margin is based upon the Company’s Leverage Ratio (which is the ratio of Total Funded Debt to EBITDA, as each term is defined in the Credit Facility). If the Company’s Leverage Ratio is less than or equal to 1 to 1, the Margin will be 1.25%. If the Company’s Leverage Ratio is greater than 1 to 1, the Margin will be 1.50%. The Credit Facility requires the Company to maintain a Leverage Ratio not to exceed 1.5 to 1 and a Basic Fixed Charge Coverage Ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. The Company was in compliance with such ratios as of February 29, 2008. In addition, the Company must pay a facility fee equal to 0.25% of the unused portion of the Credit Facility, which amount is payable quarterly in arrears. Interest payments under the Credit Facility must be made not less frequently than quarterly.

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

The Credit Facility is secured by all of the Company’s assets, including the Company’s equity interests in its subsidiaries, and is also guaranteed by the Company’s subsidiaries. As of February 29, 2008, no borrowings were outstanding under the Credit Facility.

Note 10.	Commitments and Contingencies

On September 20, 2006, the Company entered into an agreement with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International (collectively, “JAM”), to jointly present several of human anatomy exhibitions. Pursuant to the agreement, the Company agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam and Washington D.C., have completed their runs and have closed. The Company’s agreement with JAM does not include certain human anatomy exhibitions which the Company is presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with the Company in the presentation of a human anatomy exhibition for the one-year period following the closing of the last jointly presented exhibition.

On March 14, 2006, the Company executed an employment agreement with its General Counsel. The employment agreement was for a three-year term and provided for an annual base salary of $173,250 per year. On April 17, 2008, the Company and its General Counsel executed a new employment agreement. See Note 15 — Subsequent Events.

On March 14, 2006, the Company entered into an amendment to its August 4, 2003 employment agreement with its Vice President — Exhibitions. The original employment agreement was for a three-year term and provided for an annual base salary of $150,000 per year, with annual 5% increases. The amendment extended the term of the employment agreement for an additional three years from January 27, 2006, the effective date of the Amendment.

On April 11, 2006, the Compensation Committee of the Board of Directors of the Company approved an extension of the employment agreement of the Company’s former President and Chief Executive Officer and current non-executive Chairman of the Board for an additional two-year period expiring February 4, 2011. The

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s employment agreement with its former President and Chief Executive Officer was most recently amended on March 19, 2008. See Note 15 — Subsequent Events.

On August 27, 2007, the Company executed an employment agreement with its Vice President of Marketing. The employment agreement is for a three year term and provides for an annual salary of $225,000 per year, with annual 5% increases.

On September 1, 2007, the Company executed an employment agreement with its President and Chief Executive Officer. The employment agreement is for a five year term and provides for an annual salary of $625,000 per year, with annual increases of not less than 5%.

On November 27, 2007, the Company executed an employment agreement with its Chief Accounting Officer. The employment agreement is for a three year term and provides for an annual salary of $150,000 per year, with annual 4% increases.

On November 28, 2007, the Company entered into an agreement with Live Nation, Inc. under which the Company co-presents human anatomy exhibitions with Live Nation. With respect to each jointly presented exhibition, the Company is responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens. Live Nation is responsible for marketing, public relations and exhibition operations and security. Under this agreement, the Company intends to co-present between six and nine concurrent exhibitions at all times. In general, Live Nation’s right to jointly present exhibitions with the Company is exclusive on a worldwide basis, except for North America, China and certain other limited geographic locations as well as certain exhibitions which are subject to agreements that pre-date the Company’s agreement with Live Nation. JAM Exhibitions, LLC will act as Live Nation’s exclusive co-promoter for exhibitions jointly presented under the agreement.

On January 14, 2008, the Company executed an employment agreement with its Vice President of Business Development and Strategy. The employment agreement is for a three year term and provides an annual salary of $275,000 per year, with annual 4% increases.

On February 11, 2008, the Company executed an employment agreement with its Vice President of Sales and Strategic Partnerships. The employment agreement is for a three year term and provides for an annual salary of $200,000.

On February, 15, 2008 the Company executed a severance agreement with its former Vice President and Chief Financial Officer. The agreement calls for monthly payments of $10,417 through December 31, 2008.

On February 20, 2008, the Company executed an employment agreement with its new Chief Financial Officer. The employment agreement is for a three year term and provides for an annual salary of $285,000 per year, with annual 4% increases.

Lease Arrangements

The Company has a non-cancelable operating lease for the rental of some of its specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend.

The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company’s pro rata share of increases in real estate taxes and operating costs. During its fiscal year ended February 28, 2005, the Company entered into another non-cancelable operating lease for warehouse space through December 31, 2010.

The lease for the Company’s principal executive offices was amended a first time on August 8, 2003 to provide additional space, bringing the total leased space to approximately 4,700 square feet. The lease was amended a second time on November 14, 2005 when the leased space was increased by approximately 1,400 square feet. A third amendment to the lease was executed on April 26, 2006. This amendment added approximately 3,600 square

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feet to the Company’s total office space. The lease was amended a fourth time on June 12, 2007, increasing the Company’s office space by approximately 4,900 square feet. The total leased space after the fourth lease amendment was approximately 14,600 square feet. The current annual payments under the office space lease are approximately $390,000.

Rent expense charged to operations under these leases was as follows:

	Year Ended February 28 (29),
	2006	2007	2008

Real estate fixed rentals	$207,000	$303,000	$432,000
Specimen fixed rentals	1,250,000	4,093,000	6,312,000

Total rent expense	$1,457,000	$4,396,000	$6,744,000

Aggregate minimum rental commitments at February 29, 2008, are as follows:

Fiscal Year

2009	$12,631,000
2010	11,912,000
2011	10,641,000
2012	7,072,000
2013	5,831,000
Thereafter	$21,924,000

Note 11.	Related Party Transactions

Two of the Company’s shareholders lent the Company an aggregate of $500,000 on May 5, 2004. The loan was unsecured and has a term of five years. The interest rate for the loan was the prime rate plus six percent. The loan required quarterly payments of principal in the amount of $25,000 and accrued interest. In consideration of the loan, the Company also issued an aggregate of 30,000 shares of its common stock to these shareholders. This stock was valued at $35,000 and was recorded as a deferred financing cost and was amortized to interest expense over the term of the loan. This loan was repaid during the fiscal year ended February 28, 2007.

On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from the Company all of its ownership interest in the Carpathia for $3,000,000. The Company received $500,000 from Seaventures on February 28, 2007 and received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures purchased an option from the Company to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. The Company received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007. At the time the Company entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock.

Judy Geller, the wife of the Company’s former executive President and Chief Executive Officer and executive Chairman and current non-executive Chairman of the Board, was a consultant to the Company and received payments for services of approximately $100,000 during the fiscal year ended February 29, 2008. Ms. Geller provided consulting on the Company’s exhibition design, development and installation and catalog design and development. In addition, royalty payments on the sale of the Company’s exhibition catalogs of approximately $197,000 were paid to her during the fiscal year ended February 29, 2008 by the Company and the Company’s co-presentation partner pursuant to a royalty agreement between Ms. Geller and the Company.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Acquisitions

In March 2005, the Company, through its wholly-owned subsidiary, Premier Acquisitions, Inc. (“PAI”), a Nevada corporation, acquired all the membership interests in Exhibitions International, LLC (“EI”), a Nevada LLC. EI held certain exclusive licensing rights to certain anatomical specimens and exhibitry that would significantly broaden the Company’s offerings in its human anatomy educational exhibition business. The acquisition of EI was completed as follows: (1) payment of $1,500,000 by PAI for 100% of the membership interests of EI; (2) payment by PAI of a debt of EI in the amount of $582,000; (3) the assumption of $750,000 of debt; (4) the issuance of 200,000 shares of the Company’s common stock, valued at $1.54 per share; and (5) the issuance to EI of two-year warrants to acquire 300,000 shares of the Company’s common stock, which warrants have respective strike prices of $1.25 (with respect to 100,000 shares of common stock), $1.50 (with respect to 100,000 shares of common stock), and $1.75 (with respect to 100,000 shares of common stock).

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

On December 3, 2007, the Company acquired the license rights to promote three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, whereby all of the outstanding membership interests of such entity were acquired for $5,000,000. The Company recorded definite-life intangible assets of approximately $3,600,000, which consisted of licenses and contracts, and goodwill of approximately $1,400,000.

Note 13.	Employee Savings Plans

Effective March 2004, the Company adopted the R.M.S. Titanic, Inc. 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 are eligible to participate. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During fiscal year ended February 29, 2008, the Company made no qualified matching contributions to the Plan. The Plan name was changed to the Premier Exhibitions 401(k) and Profit Sharing Plan in May, 2005.

Note 14.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007	2007	2007	2008

Revenue	$11,406,000	$16,122,000	$16,735,000	$17,191,000
Expenses	8,151,000	10,577,000	14,005,000	16,412,000
Net Income	3,255,000	5,545,000	2,730,000	779,000
Basic income per common share	$0.11	$0.19	$0.09	$0.03
Diluted income per common share	$0.10	$0.17	$0.08	$0.02

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2007	2006	2006	2006	2007

Revenue	$5,824,000	$6,278,000	$7,946,000	$10,039,000
Expenses	4,060,000	4,078,000	4,347,000	5,443,000
Net Income	1,064,000	1,329,000	2,200,000	2,828,000
Basic income per common share	$0.04	$0.05	$0.08	$0.10
Diluted income per common share	$0.03	$0.04	$0.07	$0.09

Note 15.	Subsequent Events

On March 12, 2008, the Company entered into a Lease with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino (the “Luxor”) in Las Vegas, Nevada. Pursuant to the Lease, the Company leased approximately 47,164 square feet of space within the Luxor. The Lease has an initial term of ten years commencing upon the completion of the design and construction work related to the opening of the Company’s “Bodies...The Exhibition” exhibition. The term of the Lease is renewable for up to two additional five year periods and provides that the Company shall pay $3,266,667 in minimum annual rent for the first three years of the Lease. Thereafter, the minimum annual rent shall be $3,600,000. The Company shall also pay the Luxor a percentage of its gross sales from its operations in the leased space. The Company’s design and construction budget for the leased space will approximate $12,000,000.

On March 13, 2008, the Company entered into a License Agreement with Sports Immortals, Inc. pursuant to which the Company acquired an exclusive worldwide license to design, produce, present, promote and conduct multiple “Sports Immortals” exhibitions. The initial term of the License Agreement expires five years from the opening by the Company of its first “Sports Immortals” exhibition and may be extended for up to five additional one year periods. The Company will pay Sports Immortals a royalty equal to a percentage of the gross revenue actually received by the Company from its Sports Immortals exhibitions, less royalty advances made by the Company to Sports Immortals. Over the Agreement’s initial term, the Company will provide Sports Immortals with $6,000,000 in royalty advances. If the Company elects to extend the term of the Agreement, it shall provide Sports Immortals with royalty advances of $1,500,000 for each of the first two additional one year extensions and $2,000,000 for each one year term extension thereafter. In addition, the License Agreement provides for the grant by the Company to Sports Immortals of 300,000 warrants to purchase shares of the Company’s Common Stock or settled in cash as determined by the Company. The warrants are exercisable until 90 days following the expiration of the License Agreement’s term or any extension thereof, vest pro rata on each anniversary date of the Agreement and have an exercise price of $4.57 per share. During any annual extension of the term of the Agreement, the Company shall issue 60,000 additional warrants to purchase Common Stock or settle in cash as determined by the Company.

Effective March 19, 2008, the Company and Arnie Geller entered into a Fifth Amendment to Mr. Geller’s Employment Agreement. Pursuant to such amendment, Mr. Geller serves as the Company’s Chairman of the Board and is no longer an executive officer of the Company.

On April 17, 2008, the Company entered into a new Employment Agreement with Brian Wainger, its General Counsel and Corporate Secretary. The term of such Employment Agreement extends through April 16, 2011. Mr. Wainger shall receive an annual base salary of $250,000 per year under such agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and our Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Under the supervision of our President and Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of February 29, 2008, we maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 29, 2008 has been audited by Kempisty & Company, Certified Public Accountants, P.C., an independent registered public accounting firm. Kempisty & Company’s attestation report is included in Part II, Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2008 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the fiscal year ended February 29, 2008 and (2) as set forth under “Directors and Executive Officers” in Item 4 of Part I of this report.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Ethics is posted on our website at www.prxi.com under the heading “The Company.” We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website under the heading “The Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2008 under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after the fiscal year ended February 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2008 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the fiscal year ended February 29, 2008.

Securities Authorized for Issuance under Equity Compensation Plans as of February 29, 2008

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,692,177	$2.12	61,668
Equity compensation plans not approved by security holders	1,195,000	15.21

Total	3,887,177	$6.14	61,668

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2008 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after the fiscal year ended February 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2008 under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended February 29, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

(b) Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By: /s/ Bruce D. Eskowitz	Dated: May 6, 2008
Bruce D. Eskowitz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Bruce D. Eskowitz Bruce D. Eskowitz, President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2008

/s/ Harold W. Ingalls Harold W. Ingalls, Chief Financial Officer (Principal Financial Officer)	May 6, 2008

/s/ Kelli L. Kellar Kelli L. Kellar, Chief Accounting Officer (Principal Accounting Officer)	May 6, 2008

/s/ Douglas Banker Douglas Banker, Director	May 6, 2008

/s/ N. Nick Cretan N. Nick Cretan, Director	May 6, 2008

/s/ Arnie Geller Arnie Geller, Chairman of the Board of Directors	May 6, 2008

Gregg M. Goodman, Director

/s/ Jonathan F. Miller Jonathan F. Miller, Director	May 6, 2008

/s/ Alan B. Reed Alan B. Reed, Director	May 6, 2008

/s/ James S. Yaffe James S. Yaffe, Director	May 6, 2008

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation		8-K	3.1	10-20-04
3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06
3.3	Amended and Restated Bylaws		8-K	3.2.1	03-20-08
4.1	Form of Common Stock Certificate		8-K/A	4.1	11-01-04
4.2#	2004 Stock Option Plan and Form of Stock Option Agreement		8-K	10.2	10-20-04
4.3#	2000 Stock Option Plan and Form of Stock Option Agreement		8-K	10.1	10-20-04
10.1#	Employment Agreement dated February 4, 2002 between the Company and Arnie Geller		10-K	10.23.8	06-18-02
10.2#	First Amendment, dated April 10, 2004, to Employment Agreement between the Company and Arnie Geller		10-K	10.50	06-15-04
10.3#	Employment Agreement dated August 4, 2003 between the Company and Tom Zaller		10-K	10.54	06-15-04
10.4#	Employment Agreement dated February 21, 2006 between the Company and Stephen Couture		8-K	99.1	02-24-06
10.5#	First Amendment, dated March 14, 2006, to Employment Agreement between the Company and Tom Zaller		8-K	99.2	03-20-06
10.6#	Second Amendment, dated March 14, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.3	03-20-06
10.7#	Third Amendment, dated March 21, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.1	03-21-06
10.8	Settlement Agreement and Mutual Release, dated March 24, 2006, between the Company and Plastination Company, Inc.		8-K	—	03-31-06
10.9#	Fourth Amendment to Employment Agreement, dated April 11, 2006, between the Company and Arnie Geller		8-K/A	99.1	07-20-07
10.10	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06
10.11	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07
10.12	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07
10.13#	Certain executive officer compensation information		8-K	—	06-22-07
10.14#	Certain executive officer compensation information		8-K	—	7-20-07
10.15#	Employment Agreement dated September 1, 2007 between the Company and Bruce Eskowitz		10-Q	10.1	01-09-08
10.16	Loan Agreement dated as of October 4, 2007 by and between the Company and Bank of America, N.A.		10-Q	10.2	01-09-08
10.17	Promissory Note dated October 4, 2007 made by Company in favor of Bank of America, N.A.		10-Q	10.3	01-09-08
10.18	Pledge Agreement dated as of October 4, 2007 made by Company in favor of Bank of America, N.A.		10-Q	10.4	01-09-08

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.19	Security Agreement dated as of October 4, 2007 made by Company in favor of Bank of America, N.A.		10-Q	10.5	01-09-08
10.20	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07
10.21#	Employment Agreement dated November 27, 2007 between the Company and Kelli L. Kellar		8-K	99.1	11-29-07
10.22#	Employment Agreement dated as of February 20, 2008 between the Company and Harold W. Ingalls		8-K	99.1	02-21-08
10.23†	License Agreement dated as of March 13, 2008 between Company and Sports Immortals, Inc.	X
10.24†	Lease Agreement dated as of March 12, 2008 between Company and Ramparts, Inc.	X
10.25#	Fifth Amendment to Employment Agreement, dated as of March 19, 2008, between the Company and Arnie Geller		8-K	99.1	03-20-08
10.26#	Employment Agreement dated as of April 17, 2008 between the Company and Brian Wainger		8-K	99.1	04-21-08
10.27#	Certain executive officer compensation information		8-K	—	04-30-08
10.28#	Employment Agreement dated as of January 14, 2008 between the Company and Robert Sirmans.	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Kempisty & Company Certified Public Accountants, P.C.	X
31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.