Form 10-Q
period 2008-05-31
PREMIER EXHIBITIONS, INC.
filed 2008-07-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock on July 7, 2008 was 30,249,781.

Table of Contents

Page No.
Part I. Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	10

Item 3. Quantitative And Qualitative Disclosures About Market Risk	18

Item 4. Controls And Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 6. Exhibits	20

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The condensed consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the year ended February 29, 2008.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	February 29,	May 31,
	2008	2008
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,426,000	$13,472,000
Marketable securities	1,055,000	1,052,000
Accounts receivable, net of allowance for doubtful accounts of $378,000, at February 29, 2008 and May 31, 2008	3,590,000	4,622,000
Carpathia receivable, related party	2,500,000	—
Current income tax benefit	—	2,893,000
Prepaid expenses and other current assets	3,973,000	4,471,000

Total current assets	27,544,000	26,510,000

Artifacts owned, at cost	3,088,000	3,088,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $4,707,000 and $5,379,000, respectively	7,308,000	7,766,000
Exhibition licenses, net of accumulated amortization of $2,752,000 and $3,415,000, respectively	8,450,000	9,668,000
Goodwill	1,377,000	2,191,000
Deferred income taxes	1,660,000	1,789,000
Other assets	1,233,000	250,000

	$50,661,000	$51,263,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	3,565,000	3,356,000
Notes payable	—	107,000

Total current liabilities	3,565,000	3,463,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 30,166,614 shares at February 29, 2008 and May 31, 2008, respectively	3,000	3,000
Additional paid-in capital	43,147,000	44,763,000
Retained earnings	11,406,000	10,494,000
Accumulated other comprehensive income (loss)	(270,000)	(270,000)
Treasury stock, at cost; 1,066,449 shares at February 29, 2008 and May 31, 2008	(7,190,000)	(7,190,000)

Total shareholders’ equity	47,096,000	47,800,000

	$50,661,000	$51,263,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended May 31,
	2007	2008
Revenue:
Exhibition revenues	$11,016,000	$13,259,000
Merchandise and other	358,000	1,965,000
Sale of coal	32,000	6,000

Total revenue	11,406,000	15,230,000

Cost of revenue:
Exhibition costs	3,059,000	6,359,000
Cost of merchandise sold	101,000	973,000
Cost of coal sold	7,000	1,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,167,000	7,333,000

Gross profit	8,239,000	7,897,000

Operating expenses:
General and administrative	2,535,000	8,018,000
Depreciation and amortization	488,000	1,294,000
Loss on sale of fixed asset	—	5,000

Total operating expenses	3,023,000	9,317,000

Income (loss) from operations	5,216,000	(1,420,000)

Other income and expenses:
Interest income	199,000	97,000
Interest expense	—	(1,000)
Other income (expense)	10,000	(15,000)

Total other income and expenses	209,000	81,000

Income (loss) before provision for income taxes	5,425,000	(1,339,000)

Provision for income taxes	2,170,000	(427,000)

Net income (loss)	$3,255,000	$(912,000)

Net income (loss) per share:
Basic income (loss) per common share	$0.11	$(0.03)

Diluted income (loss) per common share	$0.10	$(0.03)

Shares used in basic per share calculations	29,261,380	30,041,614

Shares used in diluted per share calculations	33,121,190	32,452,313

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$3,255,000	$(912,000)

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	488,000	1,180,000
Stock based compensation	459,000	1,616,000
Provision for doubtful accounts	75,000	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(387,000)	(41,000)
Decrease (increase) in deferred income taxes	238,000	(58,000)
(Increase) decrease in prepaid expenses and other current assets	(706,000)	485,000
Decrease in Carpathia receivable	—	2,500,000
(Increase) in income tax benefit	—	(2,893,000)
Increase in deferred revenue	313,000	—
(Decrease) in accounts payable and accrued liabilities	(65,000)	(650,000)
Increase in income taxes payable	1,548,000	—

Total adjustments	1,963,000	2,139,000

Net cash provided by operating activities	5,218,000	1,227,000

Cash flows used by investing activities:
Purchases of property and equipment	(1,416,000)	(806,000)
Purchase of exhibition licenses	(1,300,000)	(1,278,000)
Acquisition, net of cash received	—	(2,101,000)
Purchase of marketable security	(11,000)	—
Purchase of certificate of deposit	(1,000,000)	—

Net cash used by investing activities	(3,727,000)	(4,185,000)

Cash flows from financing activities:
Proceeds from option and warrant exercises	1,362,000	—

Net cash provided by financing activities	1,362,000	—

Effects of exchange rate changes on cash and cash equivalents	2,000	4,000

Net increase (decrease) in cash and cash equivalents	2,855,000	(2,954,000)
Cash and cash equivalents at beginning of year	16,811,000	16,426,000

Cash and cash equivalents at end of period	$19,666,000	$13,472,000

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$1,537,000

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(20,000)	$—

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, goodwill, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.
2. Recent Accounting Pronouncements
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
     In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will apply prospectively to any business combination which is effective for fiscal years beginning after December 15, 2008. Once adopted, the Company will assess the impact of SFAS 141R upon the occurrence of a business combination.
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
     On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This statement will become effective 60 days following SEC approval. The company does not believe this statement will have an impact on its consolidated financial statements.
3. Earnings Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended May 31, 2008 and 2007, respectively, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods.
     For the three months ended May 31, 2008 and 2007, respectively, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended May 31,
	2007	2008
Numerator:
Net income (loss)	$3,255,000	$(912,000)

Denominator:
Basic weighted-average shares outstanding	29,261,380	30,041,614
Effect of dilutive stock options and warrants	3,859,810	2,410,699

Diluted weighted-average shares outstanding	33,121,190	32,452,313

Net income (loss) per share:
Basic	$0.11	$(0.03)

Diluted	$0.10	$(0.03)

4. Equity Transactions
     The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $459,000 and $1,616,000 during the three months ended May 31, 2007 and 2008, respectively.
     During the three months ended May 31, 2007, the Company received approximately $1,355,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The Company issued 516,713 and 2,778 shares of common stock for the exercise of warrants and options, respectively, during the three months ended May 31, 2007. No warrants or options were exercised during the three months ended May 31, 2008.
     During the three months ended May 31, 2008 the Company issued 300,000 warrants at a fair value of $3.22 per unit with an average vesting period of three years. During the same period the Company issued 40,000 options with a fair value of $3.22 per option with an average vesting period of three years. The Company also granted 70,000 shares of restricted stock at a fair value of $4.78 per share during the three months ended May 31, 2008.
5. Legal Proceedings
     On March 25, 2008, the United States District Court for the Eastern District of Virginia, Norfolk Division (the “Court”), entered an Order in the case entitled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem (the “Titanic Matter”). The Court’s Order granted permission to the United States of America to file an amicus curiae (friend of the court) response (the “Response”) regarding R.M.S. Titanic, Inc.’s (“RMST’s”) Motion for an Interim Salvage Award filed with the Court on November 30, 2007. The Response stated that an interim in specie (in kind) award with limitations, made by the Court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the R.M.S. Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity.
     On April 15, 2008, the Court entered another Order in the Titanic Matter. Such Order directed RMST to, within 60 days of the date of the Order, submit to the Court and to the United States government (i) covenants specifying conditions or limitations to be included in an in specie award, should the Court determine that one is appropriate, and (ii) a memorandum that explains how such proposed covenants would effectuate the principles outlined by the Court. In addition, the Order provided that during the 60 day period following RMST’s submission of such covenants and memorandum, RMST shall (i) consult in depth with the United States government, (ii) resolve any concerns raised by the United States government and (iii) revise and resubmit the proposed covenants to the Court and to the United States government. As directed by the Order, the United States government shall within 30 days of RMST’s resubmission of such proposed covenants, as amicus curie (friend of the court), submit its views, including any remaining concerns, on the revised proposed covenants and provide the Court with any additional revisions that it deems necessary.
     On June 12, 2008, RMST submitted to the Court a memorandum containing proposed covenants specifying conditions and limitations to be included in an in specie award, should the Court determine that one is appropriate. The covenants were submitted to the Court pursuant to the Court’s April 15, 2008 Order, as discussed above.
     The Court has not determined whether an in specie award to RMST is appropriate. RMST is a wholly-owned subsidiary of the Company.
     On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General of the State of New York into the Company’s human anatomy exhibition known as “Bodies. . .The Exhibition” in New York City. Under the Assurance, the Company will continue to operate its human anatomy exhibition in New York City. In addition, the Company has agreed to make certain disclosures in its exhibition, on its website, and in its New York area advertising regarding the sourcing of the specimens presented in the exhibition. The Company has also agreed to create an escrow fund of fifty thousand dollars which will be used to reimburse customers who establish that they would not have attended the New York City exhibition had they known the facts set forth in the disclosures. Any funds remaining in the escrow account after eight months and not paid to eligible consumers shall revert back to the Company. The Company will retain an independent monitor to ensure compliance with the Assurance and will pay fifteen thousand dollars to the Attorney General of the State of New York in conjunction with the resolution.
     Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on
Form 10-K for the year ended February 29, 2008.
6. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company will perform an impairment test at least annually. On March 27, 2008, we acquired MGR Entertainment, or “MGR,” a full-service entertainment merchandising company for $2,100,000 net of cash received which resulted in the Company recording additional goodwill of $814,000. This purchase price included debt of approximately $1,500,000 related primarily to artist advances.
     The following is a summary of the changes in the carrying amount of goodwill for the three months ended May 31, 2008:

Balance as of February 29, 2008	$1,377,000
Goodwill acquired	814,000

Balance as of May 31, 2008	$2,191,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 29, 2008, as filed with the SEC, which contains additional information concerning our condensed consolidated financial statements.

Overview
     We are in the business of developing and touring museum quality exhibitions. We generate income from our exhibitions primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
     Our two primary exhibition offerings relate to the artifacts from the Titanic shipwreck and to the workings of human anatomy. We currently have the ability to operate eight concurrent Titanic exhibitions, which are known as “Titanic: The Artifact Exhibition,” “Titanic Aquatic” and “Titanic: Treasures from the Deep.” In addition we currently have the ability to present seventeen concurrent human anatomy exhibitions, which are known as “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.”
     We have further diversified the scope of our exhibition offerings to include exhibitions of sports memorabilia entitled “Sports Immortals, The Traveling Exhibition,” exhibitions exploring a world without sight entitled “Dialog in the Dark” and exhibitions regarding all aspects of the Star Trek television and movie series entitled “Star Trek The Exhibition.” We acquired the rights to offer these exhibitions pursuant to long-term licensing agreements.
Our Exhibitions
     We presently operate and/or present and promote or have plans to operate and/or present and promote five different types of exhibitions:
•	“Titanic: The Artifact Exhibition,” “Titanic Aquatic,” and “Titanic: Treasures from the Deep;”

•	“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within;”

•	“Sports Immortals, The Traveling Exhibition;”

•	“Dialog in the Dark;” and

•	“Star Trek The Exhibition.”
     Titanic
     The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England. During our quarter ended May 31, 2008 we presented six separate Titanic exhibitions at seven venues.
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
     These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
     Our “Bodies Revealed” exhibition debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. During the quarter ended May 31, 2008, we presented 15 separate human anatomy exhibitions at 20 venues.
     “Dialog in the Dark”
     On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our Dialog in the Dark exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors will be escorted through a series of galleries immersed in total blackness and challenged to perform tasks without the use of vision. Our first Dialog in the Dark exhibition will open on August 30, 2008 in Atlanta, Georgia. We anticipate producing multiple concurrent Dialog in the Dark exhibitions in the future.
     “Sports Immortals, The Traveling Exhibition”
     On March 13, 2008, we entered into a long-term license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals, The Traveling Exhibition” exhibitions, each of which will feature sports artifacts and memorabilia.
     Our Sports Immortals exhibitions will draw upon what we believe is the largest and most extensive known collection of sports memorabilia in the world. The collection consists of over 1,000,000 artifacts from the world’s greatest athletes, including video footage, artwork and other artifacts. Our agreement with Sports Immortals also grants us the exclusive right to manufacture and sell “Sports Immortals” brand merchandise in conjunction with our exhibitions. We are planning to open our first Sports Immortals exhibition in the latter part of fiscal 2009 and anticipate producing multiple concurrent Sports Immortals exhibitions.
     “Star Trek The Exhibition”
     On June 4, 2008 we entered into a long-term license agreement with Exploration II, Inc. to present, promote and conduct “Star Trek The Exhibition” exhibitions. This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, sets, costumes and props from five television series and ten films over the last 40 years. Star Trek the Exhibition will fully immerse the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full motion Star Trek based flight simulators; the ability for visitors to sit on a full size U.S.S. Enterprise bridge from the original television series and detailed re-creations of original sets.
     Additional Exhibitions
     We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing and recently announced exhibitions.
Lease Agreement with the Luxor Hotel and Casino
     On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. We leased space within the Luxor Hotel and Casino and intend to use the space, among other things, to present our “Bodies...The Exhibition,” Titanic and Sports Immortals exhibitions.
     The ten year lease is expected to commence in August 2008, which we expect will coincide with the completion of the design and construction work related to the opening of our “Bodies...The Exhibition.”

Merchandising Strategy
     We also earn revenue from the sale of merchandise, such as catalogs, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops.
     On March 27, 2008, we acquired MGR Entertainment, or “MGR,” a full-service entertainment merchandising company. We intend to have MGR serve as our in-house merchandising division and be responsible for developing an overall long-term strategy for generating and maximizing sustainable retail revenue for our current and future exhibitions. MGR has experience in developing profitable celebrity and lifestyle brands to increase annual revenue, managing merchandise sales for hundreds of events around the world and handling brand management for a number of its customers. We plan to integrate MGR with our current merchandising personnel in order to enhance our existing merchandising revenue stream. We also intend to expand our strategies for the development of new products to increase our merchandising revenues and maximize the revenue potential for our recently announced Sports Immortals, Dialog in the Dark and Star Trek exhibitions.
Information Regarding Exhibitions Outside the United States
     Our exhibitions regularly tour outside the United States. Approximately 29% and 13% of our revenues in the quarter ended May 31, 2007 and 2008, respectively, resulted from exhibition and merchandising activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.

   Results of Operations
     A summary of our results of operations as a percentage of revenue for the three month periods ended May 31, 2007 and May 31, 2008, respectively, are shown below (unaudited):

	Three Months Ended May 31,
	2007	2008
Revenue:
Exhibition revenues	97%	87%
Merchandise and other	3%	13%
Sale of coal	0%	0%

Total revenue	100%	100%

Cost of revenue:
Exhibition costs	27%	42%
Cost of merchandise sold	1%	6%
Cost of coal sold	0%	0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	28%	48%

Gross profit	72%	52%

Operating expenses:
General and administrative	22%	53%
Depreciation and amortization	4%	8%
Loss on sale of fixed asset	0%	0%

Total operating expenses	26%	61%

Income from operations	46%	-9%

Other income and expenses:
Interest income	2%	1%
Interest expense	0%	0%
Other income	0%	0%

Total other income and expenses	2%	1%

Income before provision for income taxes	48%	-9%

Provision for income taxes	19%	-3%

Net income	29%	-6%

   The Quarter Ended May 31, 2008 Compared to the Quarter Ended May 31, 2007
     During the quarter ended May 31, 2008, our revenue increased approximately 33.5% to $15,230,000 as compared to $11,406,000 in the quarter ended May 31, 2007. This increase was primarily attributable to an increase in exhibition revenue of approximately 20.4% to $13,259,000 during the quarter ended May 31, 2008 as compared to $11,016,000 for the quarter ended May 31, 2007. This increase in exhibition revenue is primarily attributable to an increase in the number of operating “Bodies...The Exhibition” locations to twelve compared to ten in the same quarter last year, as well as an increase in the number of operating “Bodies Revealed” locations to four compared to one in the same quarter last year. Finally, we also added four “Our Body: The Universe Within” locations following their acquisition by us in December, 2007.

     Merchandise and other revenue increased approximately 448.9% to $1,965,000 from $358,000, during the quarter ended May 31, 2008 as compared to the quarter ended May 31, 2007. This increase is primarily the result of the MGR acquisition, in which we recognized an additional $1,300,000 of merchandise revenue.
     We incurred exhibition costs of $6,359,000 and $3,059,000 for our first quarter ended May 31, 2008 and 2007, respectively. The increase in exhibition costs of $3,300,000 is primarily attributable to production and marketing costs for an increased number of self-run exhibitions, where all costs are recorded by us compared to partnership arrangements, where we share costs with a partner. In addition specimen license costs were higher in the current quarter due to an increase in the number of specimen sets which is primarily attributable to our agreement with The Universe Within Touring Company, which permits us to promote three “Our Body...Universe Within” exhibitions.
     We incurred merchandise costs of $973,000 for the quarter ended May 31, 2008 compared to $101,000 for the quarter ended May 31, 2007. This increase of $872,000 is primarily a result of the MGR acquisition.
     During the quarter ended May 31, 2008, our gross profit decreased approximately 4.2% to $7,897,000 as compared to $8,239,000 in the quarter ended May 31, 2007. Gross profit was 51.9% and 72.2% for the quarters ended May 31, 2008 and 2007, respectively. The decrease in our gross profit percentages is primarily attributable to an increase in the number of our self-run exhibitions.
     Our general and administrative expenses increased to $8,018,000 from $2,535,000, or approximately 216.3%, during the quarter ended May 31, 2008 as compared to the quarter ended May 31, 2007. The increase in general and administrative expenses is primarily attributable to enhancement of our senior management team, non cash stock compensation, general and administrative costs associated with the MGR acquisition, and the addition of staff to support our new exhibitions such as Dialog in the Dark, Sports Immortals and Star Trek.
     Our depreciation and amortization expenses increased $806,000 or 165.2% to $1,294,000 during the quarter ended May 31, 2008 as compared to $488,000 for the quarter ended May 31, 2007. The increase in depreciation and amortization expense is attributable to an increase in property and equipment associated with an increase in the number of our self-run exhibitions and the amortization of definite life intangibles associated with the Universe Within Touring Company acquisition.
     We realized a loss from operations of $1,420,000 during the quarter ended May 31, 2008 as compared to income from operations of $5,216,000 in the same prior year period, which is attributable to the costs associated with our acquisitions and increased costs related to our self-run exhibitions.
     Interest income of $97,000 was primarily associated with interest earned on our bank cash balances during the quarter ended May 31, 2008 compared to $199,000 during the quarter ended May 31, 2007.
     We realized a net loss before provision for income taxes of $1,339,000 for the quarter ended May 31, 2008 as compared to net income before provision for income taxes of $5,425,000 in the same prior year period. We realized a net loss of $912,000 during the quarter ended May 31, 2008 as compared to net income of $3,255,000 in the prior year period.
     The Company recorded an income tax benefit of $427,000 for the three months ended May 31, 2008 at an effective rate of 32% versus a provision of $2,170,000 at an effective rate of 40% for the same period in the prior year. The decrease in the effective rate is primarily due to the expectation that a higher percentage of income will be earned in lower taxed jurisdictions.
     Basic (loss) income per common share for the quarters ended May 31, 2008 and 2007 was $(0.03) and $0.11, respectively. The basic weighted average shares outstanding for each of the quarters ended May 31, 2008 and 2007 was 30,041,614 and 29,261,380, respectively. Diluted (loss) income per common share for each of the quarters ended May 31, 2008 and 2007 was $(0.03) and $0.10, respectively. The diluted weighted average shares outstanding for the quarter ended May 31, 2008 and 2007 was 32,452,313 and 33,121,190, respectively.
   Liquidity and Capital Resources
     Cash flows from operating activities
     Net cash provided by operating activities was $1,227,000 for the three month period ended May 31, 2008, as compared to net cash provided by operating activities of $5,218,000 in the three month period ended May 31, 2007. The decrease in operating cash flows for the first three months of fiscal 2009 as compared to operating cash flows for the first three months of fiscal 2008 is primarily attributable to our net loss in the current quarter and other changes in working capital as a result of an increased number of self-run exhibitions and an increase in personnel and production costs related to our new exhibitions.
     The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) as of the year ended February 29, 2008 and the quarter ended May 31, 2008:

	As of February 29,	As of May 31,
	2008	2008
		(unaudited)
Working Capital	$23,979,000	$23,047,000
Current Ratio	7.73	7.66
     Our net working capital decreased by $932,000 at May 31, 2008, as compared to February 29, 2008. This decrease is primarily attributable to an increase in the number of our self-run exhibitions and increased costs for personnel and production related to our new exhibitions.
   Cash flows from investing activities
     For the three-month period ended May 31, 2008, the total cash used in investing activities was $4,185,000 compared to $3,727,000 for the three-month period ended May 31, 2007. The increase in cash used in investing activities is primarily attributable to the MGR acquisition, net of cash received, the costs associated with the license agreement for Sports Immortals and the increased costs in property and equipment as a result of an increased number of our self-run exhibition venues.
   Cash flows from financing activities
     For the three-month period ended May 31, 2008 and May 31, 2007, cash provided by financing activities was $0 and $1,362,000, respectively.
     Our shareholders’ equity was $47,800,000 at May 31, 2008, as compared with $47,096,000 at February 29, 2008.
     On October 4, 2007, we entered into a one-year $15,000,000 revolving loan agreement with Bank of America, N.A. (the “Credit Facility”). At May 31, 2008, we had no borrowings under our Credit Facility and a total of $15,000,000 was available. The Credit Facility under our request and with the consent of Bank of America, N.A. may be increased to $25,000,000. As of May 31, 2008 we were in compliance with our debt covenants. For more information regarding our Credit Facility, see “Management Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2008 Annual Report filed on Form 10-K.

   Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.
   Critical Accounting Policies
     There have been no significant changes to the Company’s critical accounting policies as disclosed in our Fiscal 2008 Annual Report filed on Form 10-K.
   Contractual Obligations
     There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s fiscal 2008 Annual Report filed on Form 10-K.
     Recent Accounting Pronouncements
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
     In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will apply prospectively to any business combination which is effective for fiscal years beginning after December 15, 2008. Once adopted, we will assess the impact of SFAS 141R upon the occurrence of a business combination.
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.
     On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial statements.

     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This statement will become effective 60 days following SEC approval. We do not believe this statement will have an impact on its consolidated financial statements.
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
   Interest Rate Risk
     We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 2 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2008, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
   Foreign Currency Risk
     We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2008, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

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

   PART II — OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS.
     On March 25, 2008, the United States District Court for the Eastern District of Virginia, Norfolk Division (the “Court”), entered an Order in the case entitled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem (the “Titanic Matter”). The Court’s Order granted permission to the United States of America to file an amicus curiae (friend of the court) response (the “Response”) regarding R.M.S. Titanic, Inc.’s (“RMST’s”) Motion for an Interim Salvage Award filed with the Court on November 30, 2007. The Response stated that an interim in specie (in kind) award with limitations, made by the Court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the R.M.S. Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity.
     On April 15, 2008, the Court entered another Order in the Titanic Matter. Such Order directed RMST to, within 60 days of the date of the Order, submit to the Court and to the United States government (i) covenants specifying conditions or limitations to be included in an in specie award, should the Court determine that one is appropriate, and (ii) a memorandum that explains how such proposed covenants would effectuate the principles outlined by the Court. In addition, the Order provided that during the 60 day period following RMST’s submission of such covenants and memorandum, RMST shall (i) consult in depth with the United States government, (ii) resolve any concerns raised by the United States government and (iii) revise and resubmit the proposed covenants to the Court and to the United States government. As directed by the Order, the United States government shall within 30 days of RMST’s resubmission of such proposed covenants, as amicus curie (friend of the court), submit its views, including any remaining concerns, on the revised proposed covenants and provide the Court with any additional revisions that it deems necessary.
     On June 12, 2008, RMST submitted to the Court a memorandum containing proposed covenants specifying conditions and limitations to be included in an in specie award, should the Court determine that one is appropriate. The covenants were submitted to the Court pursuant to the Court’s April 15, 2008 Order, as discussed above.
     The Court has not determined whether an in specie award to RMST is appropriate. RMST is a wholly-owned subsidiary of the Company.
     On May 23, 2008, we entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General of the State of New York into our human anatomy exhibition known as “Bodies. . .The Exhibition” in New York City. Under the Assurance, we will continue to operate our human anatomy exhibition in New York City. In addition, we have agreed to make certain disclosures in its exhibition, on its website, and in its New York area advertising regarding the sourcing of the specimens presented in the exhibition. We have also agreed to create an escrow fund of fifty thousand dollars which will be used to reimburse customers who establish that they would not have attended the New York City exhibition had they known the facts set forth in the disclosures. Any funds remaining in the escrow account after eight months and not paid to eligible consumers shall revert back to us. We will retain an independent monitor to ensure compliance with the Assurance and will pay fifteen thousand dollars to the Attorney General of the State of New York in conjunction with the resolution.
   Except as disclosed above, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.
   ITEM 6. EXHIBITS.
     See Index to Exhibits on page 22 of this Quarterly Report on Form 10-Q.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
PREMIER EXHIBITIONS, INC.

Dated: July 9, 2008	By:	/s/ Bruce D. Eskowitz

Bruce D. Eskowitz, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 9, 2008	By:	/s/ Harold W. Ingalls

Harold W. Ingalls, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Location

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	Filed herewith

32.1	Section 1350 Certifications.	Filed herewith