Form 10-Q
period 2008-08-31
PREMIER EXHIBITIONS, INC.
filed 2008-10-10
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock on October 6, 2008 was 29,284,999.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The condensed consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	February 29, 2008	August 31, 2008
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,426,000	$8,105,000
Marketable securities	1,055,000	1,074,000
Accounts receivable, net of allowance for doubtful accounts of $378,000 and $597,000, respectively	3,590,000	6,473,000
Carpathia receivable, related party	2,500,000	—
Current income tax benefit	—	2,495,000
Prepaid expenses and other current assets	3,973,000	6,058,000

Total current assets	27,544,000	24,205,000

Artifacts owned, at cost	3,088,000	3,088,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $4,707,000 and $5,941,000, respectively	7,308,000	11,226,000
Exhibition licenses, net of accumulated amortization of $2,752,000 and $3,940,000, respectively	8,450,000	9,953,000
Goodwill	1,377,000	2,211,000
Deferred income taxes	1,660,000	1,752,000
Other assets	1,233,000	258,000

	$50,661,000	$52,694,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$3,565,000	$5,820,000
Deferred revenue	—	453,000
Notes payable	—	101,000

Total current liabilities	3,565,000	6,374,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 30,166,614 and 30,299,781 shares, respectively	3,000	3,000
Additional paid-in capital	43,147,000	42,362,000
Retained earnings	11,406,000	11,433,000
Accumulated other comprehensive income (loss)	(270,000)	(288,000)
Treasury stock, at cost; 1,066,449 shares, respectively	(7,190,000)	(7,190,000)

Total shareholders’ equity	47,096,000	46,320,000

	$50,661,000	$52,694,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2008	2007	2008
Revenue:
Exhibition revenue	$15,480,000	$12,636,000	$26,496,000	$25,895,000
Merchandise and other	612,000	2,467,000	970,000	4,432,000
Sale of coal	30,000	1,000	62,000	7,000

Total revenue	16,122,000	15,104,000	27,528,000	30,334,000

Cost of revenue:
Exhibition costs	3,940,000	7,440,000	6,999,000	13,799,000
Cost of merchandise sold	98,000	521,000	199,000	1,494,000
Cost of coal sold	4,000	1,000	11,000	2,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,042,000	7,962,000	7,209,000	15,295,000

Gross profit	12,080,000	7,142,000	20,319,000	15,039,000

Operating expenses:
General and administrative	3,442,000	4,718,000	5,977,000	12,736,000
Depreciation and amortization	567,000	1,123,000	1,055,000	2,417,000
Loss on sale of fixed assets	—	—	—	5,000

Total operating expenses	4,009,000	5,841,000	7,032,000	15,158,000

Income (loss) from operations	8,071,000	1,301,000	13,287,000	(119,000)

Other income and expenses:
Interest income	248,000	66,000	447,000	163,000
Interest expense	—	(2,000)	—	(3,000)
Other income (expense)	—	14,000	10,000	(1,000)

Total other income and expenses	248,000	78,000	457,000	159,000

Income before provision for income taxes	8,319,000	1,379,000	13,744,000	40,000

Provision for income taxes	2,774,000	440,000	4,944,000	13,000

Net income	$5,545,000	$939,000	$8,800,000	$27,000

Net income per share:
Basic income per common share	$0.19	$0.03	$0.30	$0.00

Diluted income per common share	$0.17	$0.03	$0.27	$0.00

Shares used in basic per share calculations	29,792,671	29,203,500	29,528,177	29,176,833

Shares used in diluted per share calculations	33,474,800	31,245,556	33,134,080	31,442,467

The accompanying notes are an intergal part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2007	2008
Cash flows from operating activities:
Net income	$8,800,000	$27,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055,000	2,267,000
Stock based compensation	917,000	(1,018,000)
Provision for doubtful accounts	29,000	219,000
Excess tax benefit on the exercise of employee stock options	(1,105,000)	(5,000)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,890,000)	(2,111,000)
Decrease (increase) in deferred income taxes	238,000	(17,000)
(Increase) in prepaid expenses and other assets	(336,000)	(1,111,000)
Decrease in Carpathia receivable	—	2,500,000
(Increase) in income tax benefit	—	(2,495,000)
(Increase) decrease in deferred revenue	(536,000)	453,000
(Decrease) increase in accounts payable and accrued liabilities	(18,000)	1,810,000
Increase in income taxes payable	4,322,000	—

Total adjustments	1,676,000	492,000

Net cash provided by operating activities	10,476,000	519,000

Cash flows used by investing activities:
Purchases of property and equipment	(2,451,000)	(4,829,000)
Purchase of exhibition licenses	(2,020,000)	(2,107,000)
Purchase of subrogation rights	(250,000)	—
Acquisition, net of cash received	—	(2,101,000)
Net increase in marketable securities	(23,000)	(19,000)
Purchase of certificate of deposit	(1,000,000)	—

Net cash used by investing activities	(5,744,000)	(9,056,000)

Cash flows from financing activities:
Proceeds from option and warrant exercises	2,032,000	229,000
Excess tax benefit on the exercise of stock options	1,105,000	5,000

Net cash provided by financing activities	3,137,000	234,000

Effects of exchange rate changes on cash and cash equivalents	(146,000)	(18,000)

Net increase (decrease) in cash and cash equivalents	7,723,000	(8,321,000)
Cash and cash equivalents at beginning of year	16,811,000	16,426,000

Cash and cash equivalents at end of period	$24,534,000	$8,105,000

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$1,529,000

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$(41,000)	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (gain) on marketable securities	$(10,000)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS,”) SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of certain assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

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

EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”). In December 2007, the FASB ratified EITF 07-1, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. Companies are required to report the effects of applying EITF-07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is in the process of determining what effect, if any, the adoption of EITF 07-1 will have on its consolidated results of operations and financial condition.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature, which has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 will become effective 60 days following SEC approval. The Company does not believe SFAS No. 162 will have an impact on its consolidated financial statements.

3. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three and six months ended August 31, 2008 and 2007, respectively, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods.

For the three and six months ended August 31, 2008 and 2007, respectively, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2008	2007	2008
Numerator:
Net income	$5,545,000	$939,000	$8,800,000	$27,000
Denominator:
Basic weighted-average shares outstanding	29,792,671	29,203,500	29,528,177	29,176,833
Effect of dilutive stock options and warrants	3,682,129	2,042,056	3,605,903	2,042,056

Diluted weighted-average shares outstanding	33,474,800	31,245,556	33,134,080	31,442,467

Net income per share:
Basic	$0.19	$0.03	$0.30	$0.00

Diluted	$0.17	$0.03	$0.27	$0.00

Common stock options were not included in the diluted EPS computation because the options exercise price was greater that the average market price of the common shares for the periods presented. The number of shares not included was 67,177 and 0 for the three months ended August 31, 2008 and August 31, 2007, respectively. The number of shares not included was 21,196 and 0 for the six months ended August 31, 2008 and August 31, 2007, respectively.

4. Equity Transactions

The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $1,480,000 and $459,000 during the three months ended August 31, 2008 and 2007, respectively. The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $3,097,000 and $917,000 for the six months ended August 31, 2008 and 2007, respectively. The Company also recorded forfeitures of stock options and restricted stock granted to the Company’s employees and directors who resigned or were terminated without cause of $4,115,000 during the three months and six months ended August 31, 2008, which was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000. These amounts are included in the Company’s general and administrative expenses for the three and six months periods ending August 31, 2008 and 2007, respectively.

During the six months ended August 31, 2008, the Company issued 300,000 warrants at a fair value of $4.57 per unit with an average vesting period of three years. During the same period ended August 31, 2008, the Company issued 40,000 options with a fair value of $4.78 per option with an average vesting period of three years. The Company also granted 70,000 shares of restricted stock at a fair value of $4.78 per share during the six months ended August 31, 2008. During the six months ended August 31, 2007 the Company granted no warrants, stock options or restricted stock.

During the six months ended August 31, 2008, the Company received $50,000 for the exercises of warrants to purchase shares of common stock at exercise prices at $1.00 per share. During the six months ended August 31, 2007, the Company received approximately $1,914,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share. The Company issued 50,000 and 812,322 shares of common stock for the exercise of warrants during the six months ended August 31, 2008 and 2007, respectively.

During the six months ended August 31, 2008, the Company received approximately $179,000 for the exercise of options to purchase shares of common stock at an exercise price of $2.15 per share. During the six months ended August 31, 2007, the Company received approximately $118,000 for the exercise of options to purchase shares of common stock ranging from $0.32 to $3.95 per share. The Company issued 83,167 and 190,224 shares of common stock for the exercise of options during the six months ended August 31, 2008 and 2007, respectively.

5. Legal Proceeding:

On September 15, 2008, R.M.S. Titanic, Inc., a wholly-owned subsidiary of the Company (“RMST”), submitted to the United States District Court for the Eastern District of Virginia, Norfolk Division (the “Court”) in the case entitled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem, revised covenants and restrictions in connection with its request for an in specie (in kind) award. The Court has not determined whether an in specie award to RMST is appropriate.

6. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company will perform an impairment test at least annually. On March 27, 2008, the Company acquired MGR Entertainment, (“MGR”), a full-service entertainment merchandising company for $2,101,000, net of cash received. This resulted in the Company recording additional goodwill of $814,000. This purchase price included debt of approximately $1,500,000 related primarily to artist advances. Subsequent to such acquisition, the Company adjusted certain pre-acquisition balances by approximately $20,000.

The following is a summary of the changes in the carrying amount of goodwill for the six months ended August 31, 2008:

Balance as of February 29, 2008	$1,377,000
Goodwill acquired	814,000
Goodwill recognized during the period (1)	20,000

Balance as of August 31, 2008	$2,211,000

(1)	The Company adjusted certain pre-acquisition balances related to its acquisition of MGR.

7. Post Employment Benefits

In August 2008, certain Company executives and Directors tendered their resignations. The Company recorded $1,660,000 as a liability in the month of August 2008 in connection with such resignations and in connection with a termination without cause. Additionally, 1,125,000 stock options and 625,000 shares of restricted stock were forfeited in connection with such resignations and termination without cause. The Company reversed $4,115,000 of previously recognized stock compensation as a result of the forfeitures. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000.

8. Subsequent Event

On September 26, 2008, the Company entered into a First Amendment to Loan Agreement with Bank of America, N.A. The first amendment amends, in accordance with its terms, that certain Loan Agreement made as of October 4, 2007 between us and Bank of America and extends such agreement to September 26, 2009 (the “Loan Agreement”). The Loan Agreement, as amended by the First Amendment, provides the Company with a $10,000,000 revolving line of credit with Bank of America. At the Company’s request, such credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.

At the Company’s option, amounts outstanding under the Loan Agreement, as amended, bear interest at (i) the greater of Bank of America’s prime rate or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin will be based upon the Company’s leverage ratio (which is the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as each term is defined in the Loan Agreement). If the Company’s leverage ratio is less than or equal to 1 to 1, the margin will be 2.50%. If the Company’s leverage ratio is greater than 1 to 1, the margin will be 3.00%. The Loan Agreement requires the Company to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, the Company is required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if the Company’s leverage ratio is less than 1 to 1 and 0.50% if the Company’s leverage ratio is greater than 1 to 1, which amount is payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that the Company is required to pay Bank of America an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee is due.

Upon termination of the Loan Agreement, the Company may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion request, the Company will be required to amortize the outstanding borrowings under the Loan Agreement and make quarterly payments of principal and interest. Such term loan will also require the Company to make annual pre-payments equal to 50% the Company’s excess cash flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event the Company’s leverage ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding. The Loan Agreement is secured by all of the Company’s assets, including the Company’s equity interests in its subsidiaries, and is also guaranteed by the Company’s subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 29, 2008, as filed with the SEC, which contains additional information concerning our condensed consolidated financial statements. We refer to our fiscal year ended February 28, 2009 as “fiscal 2009” and our fiscal year ended February 28, 2008 as “fiscal 2008.”

Overview

We are in the business of developing and touring museum quality exhibitions. We generate income from our exhibitions primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

Our two primary exhibition offerings relate to the artifacts from the Titanic shipwreck and to the workings of human anatomy. We currently have the ability to operate seven concurrent Titanic exhibitions, which are known as “Titanic: The Artifact Exhibition,” and “Titanic Aquatic.” In addition we currently have the ability to present seventeen concurrent human anatomy exhibitions, which are known as “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.”

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

Our Exhibitions

We presently operate and/or present and promote or have plans to operate and/or present and promote five different types of exhibitions:

•	“Titanic: The Artifact Exhibition,” and “Titanic Aquatic”

•	“Bodies… The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within;”

•	“Sports Immortals, The Traveling Exhibition;”

•	“Dialog in the Dark;” and

•	“Star Trek The Exhibition.”

Titanic

The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England. During our quarter ended August 31, 2008, we presented our Titanic exhibitions at seven separate venues.

“Bodies…The Exhibition,” “Bodies Revealed” and “Our Bodies: The Universe Within”

We presently have the rights to multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” “Bodies…The Exhibition,” and “Our Body: The Universe Within.” We acquired the rights to produce these exhibitions through separate exhibition agreements.

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

Our “Bodies Revealed” exhibition debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. During the quarter ended August 31, 2008, we presented our human anatomy exhibitions at 19 venues.

“Dialog in the Dark”

On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors will be escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. Our first “Dialog in the Dark” exhibition opened on August 30, 2008 in Atlanta, Georgia. We anticipate producing multiple concurrent “Dialog in the Dark” exhibitions in the future.

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

“Star Trek The Exhibition”

On June 4, 2008, we entered into a long-term license agreement with Exploration II, Inc. to present, promote and conduct “Star Trek The Exhibition” exhibitions. This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, sets, costumes and props from five television series and ten films over the last 40 years. “Star Trek The Exhibition” fully immerses the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full motion Star Trek based flight simulators; the ability for visitors to sit on a full size U.S.S. Enterprise bridge from the original television series and detailed re-creations of original sets.

Additional Exhibitions

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing and recently announced exhibitions.

Lease Agreement with Ramparts, Inc.

On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. In August 2008, we opened our “Bodies…The Exhibition” at the Luxor Hotel and Casino. The ten year lease commenced in August 2008, which coincided with the completion of the design and construction work related to the opening of our “Bodies…The Exhibition.”

Merchandising Strategy

We also earn revenue from the sale of merchandise, such as catalogs, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops.

On March 27, 2008, we acquired MGR Entertainment, or “MGR,” a full-service entertainment merchandising company. MGR serves as our in-house merchandising division and be responsible for developing an overall long-term strategy for generating and maximizing sustainable retail revenue for our current and future exhibitions. MGR has experience in developing profitable celebrity and lifestyle brands to increase annual revenue, managing merchandise sales for hundreds of events around the world and handling brand management for a number of its customers. We plan to integrate MGR with our current merchandising personnel in order to enhance our existing merchandising revenue stream. We also intend to expand our strategies for the development of new products to increase our merchandising revenues and maximize the revenue potential for our recently announced Sports Immortals, Dialog in the Dark and Star Trek exhibitions.

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States. Approximately 42.9% and 1.2% of our revenues in the quarter ended August 31, 2007 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.

Results of Operations

A summary of our results of operations as a percentage of revenue for the three and six month periods ended August 31, 2007 and August 31, 2008, respectively, are shown below (unaudited):

	Three Months Ended August 31,		Six Months Ended August,
	2007	2008	2007	2008
Revenue:
Exhibition revenues	96.0%	83.7%	96.3%	85.4%
Merchandise and other	3.8%	16.3%	3.5%	14.6%
Sale of coal	0.2%	0.0%	0.2%	0.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	24.4%	49.3%	25.4%	45.5%
Cost of merchandise sold	0.6%	3.4%	0.7%	4.9%
Cost of coal sold	0.0%	0.0%	0.0%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	25.1%	52.7%	26.2%	50.4%

Gross profit	74.9%	47.3%	73.8%	49.6%

Operating expenses:
General and administrative	21.3%	31.2%	21.7%	42.0%
Depreciation and amortization	3.5%	7.4%	3.8%	8.0%
Loss on sale of fixed asset	0.0%	0.0%	0.0%	0.0%

Total operating expenses	24.9%	38.7%	25.5%	50.0%

Income (loss) from operations	50.1%	8.6%	48.3%	-0.4%

Other income and expenses:
Interest income	1.5%	0.4%	1.6%	0.5%
Interest expense	(0.0)%	0.0%	(0.0)%	0.0%
Other income	0.0%	0.1%	0.0%	0.0%

Total other income and expenses	1.5%	0.5%	1.7%	0.5%

Income before provision for income taxes	51.6%	9.2%	49.9%	0.1%

Provision for income taxes	17.2%	2.9%	18.0%	0.0%

Net income	34.4%	6.2%	32.0%	0.1%

The Quarter Ended August 31, 2008 Compared to the Quarter Ended August 31, 2007

During the quarter ended August 31, 2008, our revenue decreased approximately 6.3% to $15,104,000 as compared to $16,122,000 in the quarter ended August 31, 2007. This decrease was primarily attributable to a decrease in exhibition revenue of approximately 18.4% to $12,636,000 during the quarter ended August 31, 2008 as compared to $15,480,000 for the quarter ended August 31, 2007. This decrease is primarily attributable to an overall attendance reduction of 15% at our human anatomy and Titanic exhibitions for the quarter ended August 31, 2008 compared to the quarter ended August 31, 2007. This downturn in attendance occurred despite an increase in the number of concurrent operations of “Bodies…The Exhibition” and “Bodies Revealed” locations to 19 for the quarter ended August 31, 2008 compared to 11 for the quarter ended August 31, 2007. Management believes the decrease in attendance was primarily the result of the downturn in the economy.

Merchandise and other revenue increased approximately 302.8% to $2,467,000 from $612,000, during the quarter ended August 31, 2008 as compared to the quarter ended August 31, 2007. This increase is primarily the result of our acquisition of MGR, pursuant to which we recognized an additional $1,332,000 of merchandise revenue.

We incurred exhibition costs of $7,440,000 and $3,940,000 for our second quarter ended August 31, 2008 and 2007, respectively. The increase in exhibition costs of $3,500,000 is primarily attributable to production and marketing costs for an increased number of self-run exhibitions, where all costs are recorded by us compared to partnership arrangements, where we share costs with a partner. In addition, specimen license costs were higher in the current quarter due to an increase in the number of specimen sets under our agreement with The Universe Within Project LTD, which permits us to promote three “Our Body: The Universe Within” exhibitions.

We incurred merchandise costs of $521,000 for the quarter ended August 31, 2008 compared to $98,000 for the quarter ended August 31, 2007. This increase is primarily a result of our acquisition of MGR.

License revenue, a component of exhibition revenue, decreased to $700,000 for the quarter ended August 31, 2008 as compared to $1,400,000 for the quarter ended August 31, 2007. License revenue is negotiated on a venue by venue basis and the decrease is primarily due to the increased number of self-run venues where we do not receive a license fee.

During the quarter ended August 31, 2008, our gross profit decreased approximately 40.9% to $7,142,000 as compared to $12,080,000 in the quarter ended August 31, 2007. Gross profit was 47.3% and 74.9% for the quarters ended August 31, 2008 and 2007, respectively. The decrease in our gross profit percentages is primarily attributable to an increase in the number of our self-run exhibitions.

Our general and administrative expenses increased to $4,718,000 from $3,442,000, or approximately 37.1%, during the quarter ended August 31, 2008 as compared to the quarter ended August 31, 2007. The increase in general and administrative expenses is primarily attributable to the restructuring of our senior management team, higher professional fees and other expenses, increases in support staff to more effectively organize, administer and manage the increased number of exhibitions, additions in personnel to support new exhibitions such as Dialog in the Dark, Sports Immortals and Star-Trek, increases as result of our acquisition of MGR for additional salaries, rent and professional fees. Charges related to separation agreements with outgoing executives and directors and termination without cause added $1,660,000 to our general and administrative expenses in the quarter, which was offset by the reversal of $4,115,000 of previously recognized stock compensation as result of forfeitures of stock options and restricted stock by such executives and directors. This reversal of stock based compensation was partially offset as a result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000.

Our depreciation and amortization expenses increased $556,000 or 98.1% to $1,123,000 during the quarter ended August 31, 2008 as compared to $567,000 for the quarter ended August 31, 2007. The increase in depreciation and amortization expense is attributable to an increase in property and equipment associated with an increase in the number of our self-run exhibitions and significant capital projects such as the Luxor Bodies exhibition and the amortization of definite life intangibles associated with the Universe Within Project LTD and our acquisition of MGR.

We realized income from operations of $1,301,000 during the quarter ended August 31, 2008 as compared to income from operations of $8,071,000 in the same prior year period. This decrease is primarily attributable to the costs associated with our self-run exhibitions and increased general and administrative expenses.

Interest income of $66,000 was primarily associated with interest earned on our bank cash balances during the quarter ended August 31, 2008 compared to $248,000 during the quarter ended August 31, 2007. This decrease in interest income is due to the decline in cash balances as a result of our capital projects, acquisition of MGR and other reductions of working capital.

We realized income before provision for income taxes of $1,379,000 for the quarter ended August 31, 2008 as compared to $8,319,000 in the same prior year period. We realized net income of $939,000 during the quarter ended August 31, 2008 as compared to $5,545,000 in the prior year period.

We recorded a provision for income taxes of $440,000 for the three months ended August 31, 2008 at an effective rate of 32.5% as compared to $2,774,000 at an effective rate of 34% for the same period in the prior year. The decrease in the effective rate is primarily due to the expectation that a higher percentage of our income will be earned in lower taxed jurisdictions.

Basic income per common share for the quarters ended August 31, 2008 and 2007 was $0.03 and $0.19, respectively. The basic weighted average shares outstanding for each of the quarters ended August 31, 2008 and 2007 was 29,203,500 and 29,792,671, respectively. Diluted income per common share for each of the quarters ended August 31, 2008 and 2007 was $0.03 and $0.17, respectively. The diluted weighted average shares outstanding for the quarter ended August 31, 2008 and 2007 was 31,245,556 and 33,474,800, respectively.

The Six Months Ended August 31, 2008 Compared to the Six Months Ended August 31, 2007

During the six months ended August 31, 2008, our revenue increased approximately 10.2% to $30,334,000 as compared to $27,528,000 for the six months ended August 31, 2007. This increase was primarily attributable to an increase in merchandise and other revenue of approximately 356.9% to $4,432,000 during the six months ended August 31, 2008 as compared to $970,000 for the six months ended August 31, 2007. This increase in merchandise and other revenue is primarily attributed to our acquisition of MGR pursuant to which we recognized an additional $2,662,000 of merchandise revenue.

License revenue, a component of exhibition revenue, decreased to $2,400,000 for the six months ended August 31, 2008 as compared to $2,500,000 for the six months ended August 31, 2007. License revenue is negotiated on a venue by venue basis and the decrease is primarily due to the increased number of self-run venues where we do not receive a license fee.

We incurred exhibition costs of $13,799,000 and $6,999,000 for the six months ended August 31, 2008 and 2007, respectively. The increase in exhibition costs of $6,800,000 is primarily attributable to production and marketing costs for an increased number of self-run exhibitions, where all costs are recorded by us compared to partnership arrangements, where we share costs with a partner. In addition, specimen license costs were higher in the current six month period due to an increase in the number of specimen sets under our agreement with The Universe Within Project LTD, which permits us to promote three “Our Body…Universe Within” exhibitions.

We incurred merchandise costs of $1,494,000 for the six months ended August 31, 2008 compared to $199,000 for the same period in the prior year. This increase is primarily a result of our acquisition of MGR.

During the six months ended August 31, 2008, our gross profit decreased approximately 26.0% to $15,039,000 as compared to $20,319,000 for the six months ended August 31, 2007. Gross profit was 49.6% and 73.8% for the six months ended August 31, 2008 and 2007, respectively. The decrease in our gross profit percentages is primarily attributable to an increase in the number of our self-run exhibitions.

Our general and administrative expenses increased to $12,736,000 from $5,977,000, or approximately 113.1%, during the six month period ended August 31, 2008 as compared to the six month period ended August 31, 2007. The increase in general and administrative expenses is primarily attributable to the restructuring of our senior management team, higher professional fees and other expenses, increases in support staff to more effectively organize, administer and manage the increased number of exhibitions, additions in personnel to support new exhibitions such as Dialog in the Dark, Sports Immortals and Star-Trek, increases as result of our acquisition of MGR for additional salaries, rent and professional fees. Charges related to separation agreements with outgoing executives and directors and to a termination without cause added $1,660,000 to our general and administrative expenses in the six month period, which was offset by the reversal of $4,115,000 of previously recognized stock compensation as result of forfeitures of stock options and restricted stock by such executives and directors. This reversal of stock based compensation was partially offset as a result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000.

Our depreciation and amortization expenses increased $1,362,000 or 129.1% to $2,417,000 during the six month period ended August 31, 2008 as compared to $1,055,000 for the six month period ended August 31, 2007. The increase in depreciation and amortization expense is attributable to an increase in property and equipment associated with an increase in the number of our self-run exhibitions and significant capital projects such as the Luxor Bodies exhibition and the amortization of definite life intangibles associated with The Universe Within Project LTD and our acquisition of MGR.

We realized a loss from operations of $119,000 during the six months ended August 31, 2008 as compared to income from operations of $13,287,000 in the same prior year period. We attribute this decrease in income from operations to a decrease in attendance and an increase in the number of our self-run exhibitions and higher costs for personnel and production related to our new exhibitions.

Interest income was $163,000 and $447,000, which was primarily associated with interest earned on our bank cash balances during the six months ended August 31, 2008 and 2007, respectively. This decrease in interest income is due to the decline in cash balances as a result of our capital projects, MGR acquisition, and other reductions of working capital.

We realized net income before provision for income taxes of $40,000 for the six month period ended August 31, 2008 as compared $13,744,000 in the same prior year period. Our provision for income taxes was $13,000 and $4,944,000 for the six month periods ended August 31, 2008 and 2007, respectively. We realized net income of $27,000 during the six month period ended August 31, 2008 as compared to net income of $8,800,000 in the prior year period.

Our effective tax rate for the six month periods ended August 31, 2008 and 2007 was 32.5% and 36%, respectively. The decrease in the effective rate is primarily due to the expectation that a higher percentage of income will be earned in lower taxed jurisdictions.

Basic income per common share for the six month periods ended August 31, 2008 and 2007 was $0.00 and $0.30, respectively. The basic weighted average shares outstanding for each of the six month periods ended August 31, 2008 and 2007 was 29,176,833 and 29,528,177, respectively. Diluted income per common share for each of the six month periods ended August 31, 2008 and 2007 was $0.00 and $0.27, respectively. The diluted weighted average shares outstanding for the six month periods ended August 31, 2008 and 2007 was 31,442,467 and 33,134,080, respectively.

Liquidity and Capital Resources

Cash flows from operating activities

Net cash provided by operating activities was $519,000 for the six month period ended August 31, 2008, as compared to net cash provided by operating activities of $10,476,000 in the six month period ended August 31, 2007. The decrease in operating cash flows for the first six months of fiscal 2009 as compared to operating cash flows for the first six months of fiscal 2008 is primarily attributable to our decrease in net income in for the six months ended August 31, 2008 and other changes in working capital as a result of reduced attendance and an increased number of self-run exhibitions and an increase in personnel and production costs related to our new exhibitions.

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) as of the year ended February 29, 2008 and the quarter ended August 31, 2008:

	As of February 29, 2008	As of August 31, 2008
		(unaudited)
Working Capital	$23,979,000	$17,831,000
Current Ratio	7.73	3.80

Our net working capital decreased by $6,148,000 at August 31, 2008, as compared to February 29, 2008. This decrease is primarily attributable to a decrease in operating cash as a result of lower attendance, an increase in the number of our self-run exhibitions and increased costs for personnel and production related to our new exhibitions.

Cash flows from investing activities

For the six-month period ended August 31, 2008, the total cash used in investing activities was $9,056,000 compared to $5,744,000 for the six-month period ended August 31, 2007. This increase in cash used in investing activities is primarily attributable to our acquisition of MGR, costs associated with our capital project at the Luxor Hotel and Casino, and capital costs associated with our new exhibitions, Sports Immortals and Dialog in the Dark. We also incurred higher costs for purchases of property and equipment as a result of an increased number of our self-run exhibition venues.

Cash flows from financing activities

For the six-month period ended August 31, 2008 and August 31, 2007, cash provided by financing activities was $234,000 and $3,137,000, respectively. This decrease in cash provided from financing activities is primarily attributable to a reduction of proceeds received from the exercise of options and warrants. Exercises of stock options and warrants for the six months ended August 31, 2008 was $229,000 compared to $2,032,000 for the six-month period ended August 31, 2007.

Our shareholders’ equity was $46,320,000 at August 31, 2008, as compared with $47,096,000 at February 29, 2008.

On September 26, 2008, we entered into a First Amendment to Loan Agreement with Bank of America, N.A. The first amendment amends, in accordance with its terms, that certain Loan Agreement made as of October 4, 2007 between us and Bank of America and extends such agreement to September 26, 2009 (the “Loan Agreement”). The Loan Agreement, as amended by the First Amendment, provides us with a $10,000,000 revolving line of credit with Bank of America. At our request, such credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.

At our option, amounts outstanding under the Loan Agreement, as amended, bear interest at (i) the greater of Bank of America’s prime rate or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin will be based upon our leverage ratio (which is the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as each term is defined in the Loan Agreement). If our leverage ratio is less than or equal to 1 to 1, the margin will be 2.50%. If our leverage ratio is greater than 1 to 1, the margin will be 3.00%. The Loan Agreement requires us to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, we are required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if our leverage ratio is less than 1 to 1 and 0.50% if our leverage ratio is greater than 1 to 1, which amount is payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that we are required to pay Bank of America an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee is due.

Upon termination of the Loan Agreement, we may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion request, we will be required to amortize the outstanding borrowings under the Loan Agreement and make quarterly payments of principal and interest. Such term loan will also require us to make annual pre-payments equal to 50% our excess cash flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event our leverage ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding. The Loan Agreement is secured by all of our assets, including our equity interests in our subsidiaries, and is also guaranteed by our subsidiaries.

We believe that internally generated funds and the existing sources of liquidity under our credit facilities are sufficient to meet current liquidity needs and fund ongoing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2008.

Contractual Obligations

There have been no significant changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2008.

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board, or (“FASB,”) issued Statement of Financial Accounting Standards, (“SFAS,”) SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any; the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R.”) SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will apply prospectively to any business combination which is effective for fiscal years beginning after December 15, 2008. Once adopted, we will assess the impact of SFAS 141R upon the occurrence of a business combination.

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

EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”). In December 2007, the FASB ratified EITF 07-1, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. Companies are required to report the effects of applying EITF-07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. We are in the process of determining what effect, if any, the adoption of EITF 07-1 will have on our consolidated results of operations and financial condition.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. SFAS No. 162 has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. SFAS No. 162 will become effective 60 days following SEC approval. We do not believe SFAS No. 162 will have an impact on our consolidated financial statements.

Forward-Looking Statements

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and herein. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We have exposure to market rate risk for changes in interest rates related to our variable interest rate credit facility discussed in Item 2 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of such fluctuations does not have a material effect on our financial position due to the short-term nature of such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and six months ended August 31, 2008, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

Foreign Currency Risk

We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended August 31, 2008, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman and Vice President and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President, Chief Executive Officer and Chairman and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On September 15, 2008, R.M.S. Titanic, Inc., a wholly-owned subsidiary of the Company (“RMST”), submitted to the United States District Court for the Eastern District of Virginia, Norfolk Division (the “Court”) in the case entitled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem, revised covenants and restrictions in connection with its request for an in specie (in kind) award. The Court has not determined whether an in specie award to RMST is appropriate.

Except as disclosed above and in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.

ITEM 1A.	RISK FACTORS

We have updated and amended the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 to include the two risk factors described below. Each of the risk factors set forth below could materially adversely affect our business, operating results, financial condition and the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Disruptions in the financial markets may adversely impact consumer spending patterns.

Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for our exhibitions. The economic turmoil that has arisen in the credit markets and in the housing markets during and following the quarter ended August 31, 2008 has had an adverse effect on the U.S. and world economy, which may suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

Our success depends on the continued services of our senior executive officers and key employees and the loss of their services could seriously harm our ability to fulfill our business objectives.

During the quarter ended August 31, 2008, Bruce Eskowitz, our former President and Chief Executive Officer, Bob Sirmans, our former Vice President of Business Development and Strategy and Brian Wainger, our former General Counsel and Corporate Secretary, resigned.

We believe that our future success depends to a significant degree on the skills and efforts of Arnie Geller, our President, Chief Executive Officer and Chairman; Harold W. Ingalls, our Vice President and Chief Financial Officer; and Tom Zaller, our Vice President of Exhibitions. If we lose the services of any of these individuals, our business and operating results could be materially adversely affected.

ITEM 6.	EXHIBITS.

See Index to Exhibits on page 23 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 9, 2008	By:	/s/ Arnie Geller
Arnie Geller,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: October 9, 2008	By:	/s/ Harold W. Ingalls
Harold W. Ingalls, Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3.2	Amended and Restated Bylaws of Premier Exhibitions, Inc., dated August 21, 2008		8-K	3.2	08-27-2008

10.1	Severance Agreement dated as of August 19, 2008 by and between Premier Exhibitions, Inc. and Bruce Eskowitz	X

10.2	Severance Agreement dated as of August 19, 2008 by and between Premier Exhibitions, Inc. and Brian Wianger	X

10.3	Employment Agreement dated as of September 8, 2008 by and between Premier Exhibitions, Inc. and Harold W. Ingalls		8-K	99.1	09-12-2008

10.4	Employment Agreement dated as of September 8, 2008 by and between Premier Exhibitions and Kelli L. Kellar		8-K	99.2	09-12-2008

10.5	First Amendment to Loan Agreement between Bank of America, N.A. and Premier Exhibitions, Inc. dated as of September 26, 2008		8-K	99.1	09-30-2008

10.6	Renewal $25,000,000 Promissory Note made in favor of Bank of America by Premier Exhibitions, Inc. on September 26, 2008		8-K	99.2	09-30-2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Chief Executive Officer and Chairman	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X