Form 10-Q
period 2008-11-30
PREMIER EXHIBITIONS, INC.
filed 2009-01-09
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock on January 5, 2009 was 29,289,657.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The condensed consolidated financial statements of Premier Exhibitions, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Because certain information and notes normally included in complete financial statements prepared in accordance with GAAP were condensed or omitted pursuant to the rules and regulations of the SEC, the condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. Results achieved in any interim period are not necessarily reflective of the results to be expected for the full year.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	February 29, 2008	November 30, 2008
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,426,000	$4,709,000
Marketable securities	1,055,000	1,273,000
Accounts receivable, net of allowance for doubtful accounts of $378,000 and $854,000, respectively	3,590,000	8,212,000
Carpathia receivable, related party	2,500,000	—
Merchandise inventories (net)	291,000	1,648,000
Current income tax receivable	—	3,271,000
Prepaid expenses and other current assets	3,682,000	3,978,000

Total current assets	27,544,000	23,091,000

Artifacts owned, at cost	3,088,000	3,087,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $4,707,000 and $6,793,000, respectively	7,308,000	14,431,000
Exhibition licenses, net of accumulated amortization of $2,752,000 and $4,423,000, respectively	8,450,000	9,270,000
Goodwill	1,377,000	2,224,000
Deferred income taxes	1,660,000	1,809,000
Other assets	1,233,000	277,000

	$50,661,000	$54,190,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$3,565,000	$8,380,000
Deferred revenue	—	685,000
Notes payable	—	96,000

Total current liabilities	3,565,000	9,161,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued and outstanding 30,166,614 and 30,351,448 shares, respectively	3,000	3,000
Additional paid-in capital	43,147,000	42,946,000
Retained earnings	11,406,000	9,591,000
Accumulated other comprehensive income (loss)	(270,000)	(321,000)
Treasury stock, at cost; 1,066,449 shares	(7,190,000)	(7,190,000)

	47,096,000	45,029,000

Total shareholders’ equity	$50,661,000	$54,190,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2008	2007	2008
Revenue:
Exhibition revenue	$16,311,000	$11,285,000	$42,806,000	$37,180,000
Merchandise and other	410,000	2,143,000	1,380,000	6,575,000
Sale of coal	14,000	28,000	77,000	34,000

Total revenue	16,735,000	13,456,000	44,263,000	43,789,000

Cost of revenue:
Exhibition costs	5,172,000	7,348,000	12,171,000	21,146,000
Cost of merchandise sold	29,000	1,250,000	228,000	2,744,000
Cost of coal sold	4,000	2,000	15,000	4,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,205,000	8,600,000	12,414,000	23,894,000

Gross profit	11,530,000	4,856,000	31,849,000	19,895,000

Operating expenses:
General and administrative	6,934,000	6,429,000	12,912,000	19,164,000
Depreciation and amortization	614,000	1,273,000	1,668,000	3,691,000
Loss on sale of fixed assets	—	—	—	5,000

Total operating expenses	7,548,000	7,702,000	14,580,000	22,860,000

Income (loss) from operations	3,982,000	(2,846,000)	17,269,000	(2,965,000)

Other income and expenses:
Interest income	289,000	46,000	736,000	209,000
Interest expense	—	(1,000)	—	(3,000)
Other income	—	94,000	10,000	93,000

Total other income and expenses	289,000	139,000	746,000	299,000

Income (loss) before provision for income taxes	4,271,000	(2,707,000)	18,015,000	(2,666,000)

Provision for (benefit) from income taxes	1,541,000	(865,000)	6,485,000	(851,000)

Net income (loss)	$2,730,000	$(1,842,000)	$11,530,000	$(1,815,000)

Net income (loss) per share:
Basic income (loss) per common share	$0.09	$(0.06)	$0.39	$(0.06)

Diluted income (loss) per common share	$0.08	$(0.06)	$0.35	$(0.06)

Shares used in basic per share calculations	30,047,900	29,291,666	29,660,719	29,253,863

Shares used in diluted per share calculations	34,097,129	29,291,666	33,303,780	29,253,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$11,530,000	$(1,815,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,668,000	3,691,000
Stock based compensation	3,295,000	(400,000)
Provision for doubtful accounts	106,000	476,000
Excess of tax (benefit) expense on exercise of stock options	(1,384,000)	30,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,149,000)	(4,106,000)
(Increase) in merchandise inventories	(115,000)	(1,357,000)
(Increase) in deferred income taxes	(168,000)	(122,000)
(Increase) decrease in prepaid expenses and other assets	(1,082,000)	660,000
(Increase) decrease in income tax (receivable) payable	3,739,000	(3,271,000)
(Increase) decrease in deferred revenue	(536,000)	685,000
Increase in accounts payable and accrued liabilities	226,000	3,938,000

Total adjustments	4,600,000	224,000

Net cash provided by (used in) operating activities	16,130,000	(1,591,000)

Cash flows used in investing activities:
Proceeds from Carpathia receivable	—	2,500,000
Purchases of property and equipment	(3,465,000)	(8,974,000)
Purchase of exhibition licenses	(2,878,000)	(1,908,000)
Purchase of subrogation rights	(250,000)	—
Acquisition, net of cash received	—	(2,101,000)
Net increase (decrease) in marketable securities	10,000	(218,000)
Purchase of certificate of deposit	(1,000,000)	—

Net cash used in investing activities	(7,583,000)	(10,701,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	3,969,000
Payments on revolving line of credit	—	(3,542,000)
Proceeds from option and warrant exercises	2,391,000	229,000
Excess tax benefit (expense) on exercise of stock options	1,384,000	(30,000)

Net cash provided by financing activities	3,775,000	626,000

Effects of exchange rate changes on cash and cash equivalents	(133,000)	(51,000)

Net increase (decrease) in cash and cash equivalents	12,189,000	(11,717,000)
Cash and cash equivalents at beginning of period	16,811,000	16,426,000

Cash and cash equivalents at end of period	$29,000,000	$4,709,000

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,433,000	$1,529,000

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$(41,000)	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$10,000	$—

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of certain assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for financial assets and liabilities on March 1, 2008 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2008, the FASB issued SFAS No. 157-1. SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 12, “Accounting for Leases,” and other accounting standards that address fair value measurements for purposes of lease classifications or measurement under FASB Statement No. 13. SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measures at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 as of March 31, 2008 did not impact the Company’s consolidated results of operations and financial condition, as the Company did not elect to fair value any of the eligible assets or liabilities.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will apply prospectively to any business combination which is effective for fiscal years beginning after December 15, 2008. Once adopted, the Company will assess the impact of SFAS 141R upon the occurrence of a business combination.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”(“EITF07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. Companies are required to report the effects of applying EITF-07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is in the process of determining what effect, if any the adoption of EITF 07-1 will have on its consolidated results of operations and financial condition.

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

3. Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market. The Company estimates reserves for inventory obsolescence and shrinkage based on management’s judgment of future realization. All inventories are valued using the first-in, first-out method.

4. Earnings Per Share Data

Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three and nine months ended November 30, 2008 and 2007, respectively, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods.

For the three and nine months ended November 30, 2008 and 2007, respectively, diluted per share amounts are calculated using the weighted average number of common shares outstanding during the respective period and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net income per share (unaudited):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2008	2007	2008
Numerator:
Net income (loss)	$2,730,000	$(1,842,000)	$11,530,000	$(1,815,000)

Denominator:
Basic weighted-average shares outstanding	30,047,900	29,291,666	29,660,719	29,253,863
Effect of dilutive stock options and warrants	4,049,229	—	3,643,061	—

Diluted weighted-average shares outstanding	34,097,129	29,291,666	33,303,780	29,253,863

Net income ( loss) per share:
Basic	$0.09	$(0.06)	$0.39	$(0.06)

Diluted	$0.08	$(0.06)	$0.35	$(0.06)

Common stock options were not included in the diluted earnings per share computation because the options exercise price was greater that the average market price of the common shares for the periods presented. The number of shares not included was 4,339,232 and 0 for the three months ended November 30, 2008 and 2007, respectively. The number of shares not included was 2,650,943 and 0 for the nine months ended November 30, 2008 and 2007, respectively.

5. Equity Transactions

The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $684,000 (of which approximately $400,000 was from the termination without cause for one employee) and $2,378,000 during the three months ended November 30, 2008 and 2007, respectively. The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $3,781,000 and $3,295,000 for the nine months ended November 30, 2008 and 2007, respectively. The Company recorded forfeitures of $65,000 with respect to stock options and restricted stock granted to an employee who resigned during the three months ended November 30, 2008. The Company also recorded forfeitures of $4,180,000 with respect to stock options and restricted stock granted to the Company’s employees and directors who resigned during the nine months ended November 30, 2008, which was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000. These amounts are included in the Company’s general and administrative expenses for the three and nine month periods ended November 30, 2008 and 2007, respectively.

During the three months ended November 30, 2008, the Company granted no warrants, stock options or restricted stock. During the nine months ended November 30, 2008, the Company issued 300,000 warrants at a fair value of $4.57 per unit with an average vesting period of five years. During the same nine month period ended November 30, 2007, the Company issued 40,000 stock options with a fair value of $3.22 per option with an average vesting period of three years. The Company also granted 70,000 shares of restricted stock at a fair value of $4.78 per share during the nine months ended November 30, 2008. During the three and nine month periods ended November 30, 2007, the Company granted 700,000 shares of restricted stock and 1,135,000 stock options.

During the nine months ended November 30, 2008, the Company issued 50,000 shares and received $50,000 for the exercises of outstanding warrants to purchase common stock at an exercise price of $1.00 per share. During the nine months ended November 30, 2007, the Company issued 918,882 shares and received approximately $2,114,000 for the exercises of warrants to purchase shares of common stock at exercise prices ranging from $1.50 to $2.50 per share.

The Company issued 6,325 shares of common stock (net of 2,009 shares withheld for the employee taxes) for restricted stock that vested during the three and nine months ended November 30, 2008. No shares were issued for the vesting of restricted stock for the three and nine months ended November 30, 2007.

During the nine months ended November 30, 2008, the Company received approximately $179,000 for the exercise of 83,167 options to purchase shares of common stock at an exercise price of $2.15 per share. During the nine months ended November 30, 2007, the Company received approximately $277,000 for the exercise of 282,280 options to purchase shares of common stock at exercise prices ranging from $0.28 to $3.95 per share.

6. Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. A summary of developments in the Company’s material legal proceedings are described below.

On March 25, 2008, the United States District Court for the Eastern District of Virginia granted the U.S. government permission to file an amicus curie (friend of the court) brief in response to the Company’s wholly owned subsidiary, R.M.S. Titanic, Inc.’s November 30, 2007 motion for an interim salvage award. The U.S. government took the position that the issuance of an in specie (in kind) salvage award to R.M.S. Titanic, with limitations, could be an appropriate mechanism to satisfy the salvage award and could help ensure that the Titanic artifacts are conserved and curated in an intact collection that remains available to the public. On April 15, 2008, the District Court entered an order requesting that R.M.S. Titanic collaborate with the U.S. government and propose suggested covenants that would be included in an in specie award. The order also outlined a process for further discussion pertaining to such covenants, should the court decide to issue an in specie award. On June 12, 2008 R.M.S. Titanic submitted covenants that may be included in an in specie award, should the District Court determine one is appropriate, in accordance with the April 15, 2008 order made by the District Court. After engaging in consultative discussions with the U.S. government over several months, on September 15, 2008, R.M.S. Titanic submitted revised covenants and restrictions. On October 14, 2008, the U.S. government filed an amicus response to R.M.S. Titanic’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, R.M.S. Titanic in turn filed a reply brief on November 12, 2008. On November 18, 2008, R.M.S. Titanic attended a status conference at the District Court. At the conclusion of the hearing, the District Court asked for certain additional submissions from R.M.S. Titanic and the U.S. government, which were provided. The District Court also indicated it would complete its review of the proposed revised covenants and conditions and any final areas of disagreement between the U.S. government and R.M.S. Titanic, and likely issue its final version and order in the future. There have not been any further decisions or announcements from the District Court since the November 18 hearing.

On April 28, 2006, Stefano Arts filed an action against the Company entitled Premier Exhibitions, Inc. v. Stefano Arts in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that the Company breached a contract which allegedly calls for it to pay to Stefano Arts moneys generated from our human anatomy exhibition in Tampa, Florida and additional moneys generated from the Company’s human anatomy exhibition in New York City. The Company continues to aggressively defend itself but it cannot predict the outcome of this matter. A hearing on the Company’s motion for summary judgment, which asks the court to grant the Company judgment as a matter of law, has been set for February 5, 2009.

In May, 2006 the Company contracted with the Tropicana Resort and Casino in Las Vegas (the “Tropicana”) for the presentation of a Bodies Exhibition and a Titanic exhibition at the Tropicana. On May 5, 2008, while both of the exhibitions were still open to the public, the Tropicana filed for Chapter 11 Bankruptcy in the United States Bankruptcy Court for the District of Delaware. Purportedly as part of its bankruptcy, the Tropicana retained from Premier $283,000 in proceeds from ticket sales for the exhibitions. On June 24, 2008, Premier filed a complaint against Tropicana seeking to recover these moneys, which it believes should not be part of the Tropicana Bankruptcy.

7. Exclusive License Agreement

On November 28, 2007, the Company entered into an exclusive right, license and opportunity agreement (the “Original Agreement”) with Live Nation, Inc. (“Live Nation”) under which the Company would co-present twelve human anatomy exhibitions with Live Nation in twelve geographic territories anywhere in the world, except for North America, China and certain other limited geographic locations (the “Exclusive Territory”). With respect to each jointly presented exhibition, the Company is responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens and Live Nation is responsible for marketing, public relations and exhibition operations and security. In consideration, the Company received $6,000,000 payment from Live Nation. Also, the Company agreed to split the revenues from the exhibition with Live Nation after reimbursement of recoupable expenses. Additionally, pursuant to the Original Agreement, the Company and Live Nation each had a unilateral right to exercise two additional options to grant Live Nation the exclusive right to present twelve additional human anatomy exhibitions within the Exclusive Territory. Under the Original Agreement, upon the exercise of each such option, the Company would receive a payment from Live Nation of $6,000,000. The consideration from Live Nation of $6,000,000 is included in revenue for the three and nine months period ended November 30, 2007.

In September 2008, Live Nation assigned its rights under the Original Agreement to Soon To Be Named Corporation (“STBN”), subject to the Company’s consent. The Company provided its consent to such assignment on November 28, 2008. Michael Cohl, formerly a director and executive officer of Live Nation, is a principal of STBN.

On the same day, the Company entered into a First Amendment to the Original Agreement (the “First Amendment”) with STBN which exercises and amends the first option under the Original Agreement by granting STBN an exclusive license to present eight additional human anatomy exhibitions in the Exclusive Territory for an 18 month period commencing on the date on which the last remaining human anatomy exhibit under the Original Agreement is open to the public. In connection with the exercise of the First Option, the Company will receive from STBN consideration of $4,000,000, which amount is included in revenue as of November 30, 2008. Additionally, under the First Amendment, if the second option is exercised, then STBN would be granted an additional exclusive license to present a further eight human anatomy exhibits for an 18 month period commencing after the expiration of the term of the license granted pursuant to the First Option and the Company will receive from STBN additional consideration of $4,000,000.

8. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this pronouncement, the Company will perform an impairment test at least annually. On March 27, 2008, the Company acquired MGR Entertainment (“MGR”), a full-service entertainment merchandising company, for $2,101,000, net of cash received. This resulted in the Company recording additional goodwill of $847,000. This purchase price included debt of approximately $1,500,000 related primarily to artist advances. Effective December 29, 2008, the Company sold certain assets and liabilities of MGR. See Note 11, Subsequent Events.

The following is a summary of the changes in the carrying amount of goodwill for the nine months ended November 30, 2008:

Balance as of February 29, 2008	$1,377,000
Goodwill acquired	847,000

Balance as of November 30, 2008	$2,224,000

The Company will perform its annual test for goodwill impairment in the fourth quarter of the fiscal year ending February 28, 2009.

9. Post Employment Benefits

During the nine months ended November 30, 2008, certain of the Company’s executives and Directors tendered their resignations. The Company recorded $1,660,000 as a liability in the month of August 2008 in connection with such resignations and in connection with a termination without cause. At November 30, 2008, $953,000 of this accrual remains to be paid. Additionally, 1,125,000 stock options and 625,000 shares of restricted stock were forfeited in connection with such resignations and termination without cause. The Company reversed $4,180,000 of previously recognized stock compensation as a result of the forfeitures. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000.

10. Loan Agreement

On September 26, 2008, the Company entered into a First Amendment to Loan Agreement with Bank of America, N.A. (the “First Amendment”). The First Amendment amends, in accordance with its terms, that certain Loan Agreement made as of October 4, 2007 between the Company and Bank of America and extends such agreement to September 26, 2009 (the “Loan Agreement”). The Loan Agreement, as amended by the First Amendment, provides the Company with a $10,000,000 revolving line of credit with Bank of America. At the Company’s request, such credit limit may be increased up to $25,000,000, provided that Bank of America consents to such increase.

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

Upon termination of the Loan Agreement, the Company may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion request, the Company will be required to amortize the outstanding borrowings under the Loan Agreement and make quarterly payments of principal and interest. Such term loan will also require the Company to make annual pre-payments equal to 50% the Company’s excess cash flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event the Company’s leverage ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding. The Loan Agreement is secured by all of the Company’s assets, including its equity interests in its subsidiaries, and is also guaranteed by the Company’s subsidiaries.

The Company borrowed as much as $3,969,000 from this revolving line of credit and had an outstanding balance of $427,000 as of November 30, 2008 which is included in accounts payable and accrued liabilities. Based upon actual results over the past four fiscal quarters, as of November 30, 2008, the Company has access to approximately $7,100,000 under the revolving loan agreement. The Company is in compliance with the terms of the Loan Agreement as of November 30, 2008.

Should the Company’s performance not improve, the amount available for borrowing under the revolving credit facility will continue to decrease, as the amounts available to the Company for borrowing under the revolving loan agreement are based on actual results for a trailing four quarter period. Although the Company did not have a balance due under the revolving loan agreement as of January 8, 2009, the Company anticipates that it may require additional capital resources in fiscal 2010 in excess of the amount available to the Company under the revolving loan agreement, despite the expected reduction in the Company operating and overhead costs in the coming months. Should the amounts available to the Company under its revolving loan agreement with Bank of America be reduced further or should Bank of America decide not to advance funds under such agreement, the Company would have to seek funding from other sources. The Company can not provide assurance that it will be able to raise all or a portion of the funds it may require.

11. Cash Flow Restatement

During the third quarter management determined that amounts related to the Carpathia receivable which had been classified as operating cash flows should have been classified as investing cash flows. See below the restated amounts related to the first quarter ending May 31, 2008 and the second quarter ending August 31, 2008:

Cash flows from operations as originally reported, as of May 31, 2008	$1,227,000
Carpathia receivable	(2,500,000)

Restated cash flows from operations, as of May 31, 2008	$(1,273,000)

Cash flows from investments as originally reported, as of May 31, 2008	$(4,185,000)
Carpathia receivable	2,500,000

Restated cash flows from investments, as of May 31, 2008	$(1,685,000)

Cash flows from operations as originally reported, as of August 31, 2008	$519,000
Carpathia receivable	(2,500,000)

Restated cash flows from operations, as of August 31, 2008	$(1,981,000)

Cash flows from investments as originally reported, as of August 31, 2008	$(9,056,000)
Carpathia receivable	2,500,000

Restated cash flows from investments, as of August 31, 2008	$(6,556,000)

The above reclassifications did not impact the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, earnings per share or total cash flows for the Company.

12. Other Matters

Sellers Capital LLC, the Company’s largest shareholder, has threatened to sue certain of the Company’s independent directors who serve on a special committee of the Company’s Board of Directors. Messrs. Sellers and Hugh Sam, who serve on the Company’s board of directors, are affiliates of Sellers Capital LLC. The Company has entered into indemnification agreements with each member of the special committee and is obligated to indemnify and hold harmless each member of such committee made a party to or otherwise involved in certain legal proceedings as a result of actions related to each member’s service as a director. As of January 8, 2009, the Company is not aware of any formal claim or proceeding brought by Sellers Capital LLC against such independent directors.

13. Subsequent Events

On December 29, 2008, the Company entered into an agreement with the former owner of MGR Entertainment, Inc. (“MGR”) for the sale of selected assets and liabilities of the Company’s merchandising operations. These assets and liabilities are focused on the live music business and were purchased in March, 2008. This aspect of the Company’s merchandising business is not consistent with the Company’s current business strategy, requires ongoing capital commitments and achieves very low operating margins. The Company will continue to focus on merchandising activities at all of our exhibition locations to increase revenue per attendee and our margins on this activity.

As a result of this transaction, the Company expects to record a net book loss ranging from approximately $960,000 to $1,060,000, which includes the write-off of certain intangible assets net of accumulated amortization in the approximate amount of $160,000 during its fourth quarter. This transaction will also require the Company to test the goodwill for impairment which could result in an impairment charge. The amount of goodwill associated with this reporting unit is $847,000. See Note 8 “Goodwill and Other Intangible Assets.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those anticipated. Important facts that we believe might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements as well as in the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, and herein. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “will”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Overview

The following discussion provides information designed to assist investors in understanding our financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein. The information discussed below should also be read in conjunction with: (i) the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 29, 2008, as filed with the SEC, which contains additional information concerning our condensed consolidated financial statements; and (ii) the section of such Annual Report on Form 10-K entitled “Risk Factors”; and (iii) the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008; and (iv) the Part II, Item 1A of this report, entitled “Risk Factors.” We refer to our fiscal year ended February 28, 2009 as “fiscal 2009” and our fiscal year ended February 28, 2008 as “fiscal 2008.”

We are in the business of developing and touring museum quality exhibitions. We generate income from our exhibitions primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

Our two primary exhibition offerings relate to the artifacts from the Titanic shipwreck and to the workings of human anatomy. We currently have the ability to operate seven concurrent Titanic exhibitions, which are known as “Titanic: The Artifact Exhibition,” and “Titanic Aquatic.” In addition we currently have the ability to present seventeen concurrent human anatomy exhibitions, which are known as “Bodies…The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.”

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

Our Exhibitions

We presently operate and/or present and promote or have plans to operate and/or present and promote five different types of exhibitions:

•	“Titanic: The Artifact Exhibition,” and “Titanic Aquatic”

•	“Bodies…The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within;”

•	“Sports Immortals, The Traveling Exhibition;”

•	“Dialog in the Dark;” and

•	“Star Trek The Exhibition.”

Titanic

The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England. During our quarter ended November 30, 2008, we presented our Titanic exhibitions at eleven separate venues.

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

Our “Bodies Revealed” exhibition debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. During the quarter ended November 30, 2008, we presented our human anatomy exhibitions at eighteen venues.

“Dialog in the Dark”

On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors will be escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. During the quarter ended November 30, 2008, we presented our “Dialog in the Dark” exhibitions at two venues.

“Sports Immortals, The Traveling Exhibition”

On March 13, 2008, we entered into a long-term license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals, The Traveling Exhibition” exhibitions, each of which will feature sports artifacts and memorabilia. The exhibition was in development at November 30, 2008 and no venues are expected to open during fiscal 2009.

Our Sports Immortals exhibitions will draw upon what we believe is the largest and most extensive known collection of sports memorabilia in the world. The collection consists of over 1,000,000 artifacts from the world’s greatest athletes, including video footage, artwork and other artifacts. Our agreement with Sports Immortals also grants us the exclusive right to manufacture and sell “Sports Immortals” brand merchandise in conjunction with our exhibitions. Currently, the Company is evaluating its course of action in regard to our Sports Immortals exhibitions.

“Star Trek The Exhibition”

On June 4, 2008, we entered into a long-term license agreement with Exploration II, Inc. to present, promote and conduct “Star Trek The Exhibition” exhibitions. This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, sets, costumes and props from five television series and ten films over the last 40 years. “Star Trek The Exhibition” fully immerses the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full motion Star Trek based flight simulators; the ability for visitors to sit on a full size U.S.S. Enterprise bridge from the original television series and detailed re-creations of original sets. During the quarter ended November 30, 2008, we presented our “Star Trek The Exhibition” exhibitions at two venues.

Additional Exhibitions

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing and recently announced exhibitions.

Lease Agreement with Ramparts, Inc.

On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. In August 2008, we opened our “Bodies…The Exhibition” at the Luxor Hotel and Casino. The ten year lease commenced in August 2008, which coincided with the completion of the design and construction work related to the opening of our “Bodies…The Exhibition.” On December 20, 2008 we opened our Titanic Exhibition at the Luxor Hotel and Casino.

Merchandising Strategy

We also earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops.

On March 27, 2008, we acquired MGR a full-service entertainment merchandising company to enhance our in-house merchandising division and are responsible for developing an overall long-term strategy for generating and maximizing sustainable retail revenue for our current and future exhibitions. On December 29, 2008, we entered into an agreement with the former owner of MGR for the sale of selected assets and liabilities of our merchandising operations. The assets and liabilities transferred were focused on the live music business and were purchased in our March, 2008 acquisition of MGR. The live music aspect of the merchandising business is not consistent with our current business strategy, requires ongoing capital commitments and achieves very low operating margins. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on this activity. See Note 11, “Subsequent Events” to our condensed consolidated financial statements in Item 1 of this report.

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States. Approximately 50.4% and 43.8% of our revenues in the quarters ended November 30, 2007 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.

Results of Operations

A summary of our results of operations as a percentage of revenue for the three and nine month periods ended November 30, 2007 and 2008, respectively, are shown below (unaudited):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2008	2007	2008
Revenue:
Exhibition revenues	97.5%	83.9%	96.7%	84.9%
Merchandise and other	2.4%	15.9%	3.1%	15.0%
Sale of coal	0.1%	0.2%	0.2%	0.1%

Total revenue	100.0%	100.0%	100.0%	100%

Cost of revenue:
Exhibition costs	30.9%	54.6%	27.5%	48.3%
Cost of merchandise sold	0.2%	9.3%	0.5%	6.3%
Cost of coal sold	0.0%	0.0%	0.0%	0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	31.1%	63.9%	28.0%	54.6%

Gross profit	68.9%	36.1%	72.0%	45.4%

Operating expenses:
General and administrative	41.4%	47.8%	29.3%	43.8%
Depreciation and amortization	3.7%	9.5%	3.7%	8.4%
Loss on sale of fixed asset	0.0%	0.0%	0.0%	0.0%

Total operating expenses	45.1%	57.2%	33.0%	52.2%

Income (loss) from operations	23.8%	(21.1)%	39.0%	(6.8)%

Other income and expenses:
Interest income	1.7%	0.3%	1.7%	0.5%
Interest expense	(0.0)%	0.0%	(0.0)%	0.0%
Other income	0.0%	0.7%	0.0%	0.2%

Total other income and expenses	1.7%	1.0%	1.7%	0.7%

Income (loss) before provision for income taxes	25.5%	(20.1)%	40.7%	(6.1)%

Provision for (benefit) from income taxes	9.2%	(6.4)%	14.7%	(1.9)%

Net income (loss)	16.3%	(13.7)%	26.0%	(4.1)%

The Quarter Ended November 30, 2008 Compared to the Quarter Ended November 30, 2007

During the quarter ended November 30, 2008, our revenue decreased approximately 19.6% to $13,456,000 as compared to $16,735,000 in the quarter ended November 30, 2007. The decrease in exhibition revenue was primarily attributable to a decrease in exhibition revenue of approximately 30.8% to $11,285,000 during the quarter ended November 30, 2008 as compared to $16,311,000 for the quarter ended November 30, 2007. The decrease in exhibition revenue primarily attributable to an overall attendance reduction of 34% at our human anatomy and Titanic exhibitions for the quarter ended November 30, 2008 compared to the quarter ended November 30, 2007. This downturn in attendance primarily resulted from six exhibitions placed into storage and underperforming venues as a result of lower attendance coupled with a downturn in the economy, occurred despite an increase in the number of concurrent operations of “Bodies…The Exhibition” and “Bodies Revealed” locations to eighteen for the quarter ended November 30, 2008 compared to thirteen for the quarter ended November 30, 2007.

License and guarantee revenue, a component of exhibition revenue, decreased $2,005,000 to $5,308,000 for the quarter ended November 30, 2008 as compared to $7,313,000 for the quarter ended November 30, 2007. The decrease in license and guarantee revenue is primarily attributable to the agreement with Live Nation, Inc. (“Live Nation”) that was in effect during the current year quarter, as compared to the Live Nation agreement in effect during the prior year’s quarter. We recognized revenue of $4,000,000 for the quarter ended November 30, 2008 in connection with an exclusive licensing agreement to co-present an additional eight human anatomy exhibitions with Soon To Be Named Corporation (“STBN”), successor in interest to Live Nation.

Michael Cohl, formerly a director and executive officer of Live Nation, is a principal of STBN. With respect to each jointly presented exhibition, we are responsible for exhibition design, installation and licensing, including the provisions of expertise, exhibitry and specimens and Live Nation is responsible for marketing, public relations and exhibition operations and security. We recognized revenue of $6,000,000 for the quarter ended November 30, 2007 in connection with the original exclusive licensing agreement to co-present twelve human anatomy exhibitions with Live Nation in the Exclusive Territory. See Note 7, “Exclusive License Agreement,” to our condensed consolidated financial statements included in Item 1 of this report.

Merchandise and other revenue increased approximately $1,733,000 to $2,143,000 for the three months ended November 30, 2008 as compared to $410,000 for the three months ended November 30, 2007. This increase in merchandise and other revenue is primarily attributed to our acquisition of MGR, which accounted for approximately $1,400,000 of the increase. On December 29, 2008, we sold selected assets and liabilities of MGR related to our merchandising operations to the former owner of MGR. See Note 7, “Subsequent Events”, to our condensed consolidated financial statements included in Item 1 of this report.

We incurred exhibition costs of $7,348,000 and $5,172,000 for our third quarter ended November 30, 2008 and 2007, respectively. The increase in exhibition costs of $2,176,000 is primarily attributable to production and marketing costs for an increased number of self-run exhibitions, where all costs are recorded by us compared to partnership arrangements where we share costs with a partner. In addition, specimen license costs were higher in the current quarter due to an increase in the number of specimen sets under our license agreement with The Universe Within Project LTD, which permits us to promote three “Our Body: The Universe Within” exhibitions.

We incurred merchandise costs of $1,250,000 for the quarter ended November 30, 2008 compared to $29,000 for the quarter ended November 30, 2007. This increase is primarily a result of our MGR acquisition. See Note 7, “Subsequent Events”, to our condensed consolidated financial statements included in Item 1 of this report.

During the quarter ended November 30, 2008, our gross profit decreased approximately 57.9% to $4,856,000 as compared to $11,530,000 in the quarter ended November 30, 2007. Gross profit was 36.1% and 68.9% for the quarters ended November 30, 2008 and 2007, respectively. The decrease in our gross profit percentages is primarily attributable to a decrease in our revenue as a result of lower attendance at our exhibitions, as a result of an increase in the number of our self-run exhibitions, where all costs are recorded by us, and a $2,005,000 reduction in license and guarantee revenue, which has no significant direct costs.

Our general and administrative expenses decreased to $6,429,000 from $6,934,000, or approximately 7.3%, during the quarter ended November 30, 2008 as compared to the quarter ended November 30, 2007. The decrease in general and administrative expenses is primarily attributable to the restructuring of our senior management team during the second quarter which resulted in the elimination of salaries and stock compensation, partially offset by severance which accounted for a decrease in general and administrative expenses of approximately $2,200,000. This decrease in general and administrative costs was offset by higher professional fees, increase in bad debt allowance, and higher general and administrative costs as a result of our acquisition of MGR which aggregated approximately $1,600,000.

Our depreciation and amortization expenses increased $659,000, or 107.3%, to $1,273,000 during the quarter ended November 30, 2008 as compared to $614,000 for the quarter ended November 30, 2007. The increase in depreciation and amortization expense is attributable to an increase in property and equipment associated with an increase in the number of our self-run exhibitions and significant capital projects such as the Luxor project, Dialog in the Dark exhibitions and the amortization of definite life intangibles associated with the Universe Within Project LTD.

We realized a loss from operations of $2,846,000 during the quarter ended November 30, 2008 as compared to income from operations of $3,982,000 in the same prior year period. This decrease is primarily attributable to lower revenue as a result of lower exhibition attendance combined with higher costs associated with our self-run exhibitions.

Interest income of $46,000 was primarily associated with interest earned on our bank cash balances during the quarter ended November 30, 2008 compared to $289,000 during the quarter ended November 30, 2007. This decrease in interest income is due to the decline in cash balances as a result of our capital projects, our acquisition of MGR and other reductions of working capital.

We realized a loss before income taxes of $2,707,000 for the quarter ended November 30, 2008 as compared to income of $4,271,000 in the same prior year period. We realized net loss of $1,842,000 during the quarter ended November 30, 2008 as compared to a net income of $2,730,000 in the prior year period.

We recorded a benefit from income taxes of $865,000 for the three months ended November 30, 2008 at an effective rate of 31.9% as compared to an income tax provision of $1,541,000 at an effective rate of 36.0% for the same period in the prior year.

Basic (loss) income per common share for the quarters ended November 30, 2008 and 2007 was $(0.06) and $0.09, respectively. The basic weighted average shares outstanding for each of the quarters ended November 30, 2008 and 2007 was 29,291,666 and 30,047,900 respectively. Diluted (loss) income per common share for each of the quarters ended November 30, 2008 and 2007 was $(0.06) and $0.08, respectively. The diluted weighted average shares outstanding for the quarter ended November 30, 2008 and 2007 was 29,291,666 and 34,097,129 respectively.

The Nine Months Ended November 30, 2008 Compared to the Nine Months Ended November 30, 2007

During the nine months ended November 30, 2008, our revenue decreased approximately 1.1% to $43,789,000 as compared to $44,263,000 for the nine months ended November 30, 2007. License revenue, a component of exhibition revenue, decreased to $8,638,000 for the nine months ended November 30, 2008 as compared to $12,570,000 for the nine months ended November 30, 2007. The decrease in license revenue is primarily attributable to the Live Nation agreement that is in effect for the current year as compared to the Live Nation agreement that was in effect in the prior year as well as a reduced number of venues in which we receive a license fee (primarily attributable to an increase in self run operations). We recognized revenue of $4,000,000 for the nine months ended November 30, 2008 in connection with an exclusive licensing agreement to co-present an additional eight human anatomy exhibitions with STBN, a successor in interest to Live Nation. We recognized revenue of $6,000,000 for the nine months ended November 30, 2007 in connection with the original exclusive licensing agreement to co-present twelve human anatomy exhibitions with Live Nation in the Exclusive Territory. With respect to each jointly presented exhibition, we are responsible for exhibition design, installation and licensing, including the provisions of expertise, exhibitry and specimens and STBN is responsible for marketing, public relations and exhibition operations and security. See Note 7, “Exclusive License Agreement,” to our condensed consolidated financial statements included in Item 1 of this report.

Merchandise and other revenue increased approximately $5,195,000 to $6,575,000 during the nine months ended November 30, 2008 as compared to $1,380,000 for the nine months ended November 30, 2007. This increase in merchandise and other revenue is primarily attributed to our acquisition of MGR. On December 29, 2008, we sold selected assets and liabilities of MGR related to our merchandising operations to the former owner of MGR. See Note 7, “Subsequent Events,” to our condensed consolidated financial statements included in Item 1 of this report.

We incurred exhibition costs of $21,146,000 and $12,171,000 for the nine months ended November 30, 2008 and 2007, respectively. The increase in exhibition costs of $8,975,000 is primarily attributable to production and marketing costs for an increased number of self-run exhibitions, where all costs are recorded by us compared to partnership arrangements, where we share costs with a partner. In addition, specimen license costs were higher in the current nine month period due to an increase in the number of specimen sets under our license agreement with The Universe Within Project LTD, which permits us to promote three “Our Body…Universe Within” exhibitions.

We incurred merchandise costs of $2,744,000 for the nine months ended November 30, 2008 compared to $228,000 for the same period in the prior year. This increase is primarily a result of our acquisition of MGR. See Note 7, “Subsequent Events,” to our condensed consolidated financial statements included in Item 1 of this report.

During the nine months ended November 30, 2008, our gross profit decreased approximately 37.5% to $19,895,000 as compared to $31,849,000 for the nine months ended November 30, 2007. Gross profit was 45.4% and 72.0% for the nine months ended November 30, 2008 and 2007, respectively. The decrease in our gross profit percentages is primarily attributable to an increase in the number of our self-run exhibitions, and a $3,932,000 reduction in license and guarantee revenue, which has no significant direct costs.

Our general and administrative expenses increased to $19,164,000 from $12,912,000, or approximately 48.5%, during the nine month period ended November 30, 2008 as compared to the nine month period ended November 30, 2007. The increase in general and administrative expenses is primarily attributable to the restructuring of our senior management team which occurred during the second quarter and which accounted for an increase in compensation of approximately $2,400,000. As a result of certain officers that departed we reversed stock compensation of $3,700,000, which was partially offset by severance of $2,100,000. We also incurred higher professional fees of approximately $2,100,000 for Sarbanes-Oxley testing, consulting costs related to various projects as well as higher legal costs for various matters. We, also, had higher general and administrative costs of approximately $1,900,000 as a result of our MGR acquisition. We incurred approximately $275,000 associated with a royalty settlement and we also increased our bad debt allowance by approximately $500,000.

Our depreciation and amortization expenses increased $2,023,000, or 121.3%, to $3,691,000 during the nine month period ended November 30, 2008 as compared to $1,668,000 for the nine month period ended November 30, 2007. The increase in depreciation and amortization expense is attributable to an increase in property and equipment associated with an increase in the number of our self-run exhibitions and significant capital projects such as the Luxor Bodies exhibition and the amortization of definite life intangibles associated with The Universe Within Project LTD and our acquisition of MGR. See Note 7, “Subsequent Events,” to our condensed consolidated financial statements included in Item 1 of this report.

We realized a loss from operations of $2,965,000 during the nine months ended November 30, 2008 as compared to income from operations of $17,269,000 in the same prior year period. We attribute this decrease in income from operations to a decrease in revenue resulting from lower attendance and underperforming partner arrangements also as a result of lower attendance and weak economy. In addition, we had an increase in the number of our self-run exhibitions and higher costs for personnel and production related to our new exhibitions.

Interest income was $209,000 and $736,000, which was primarily associated with interest earned on our bank cash balances during the nine months ended November 30, 2008 and 2007, respectively. This decrease in interest income is due to the decline in cash balances as a result of our capital projects, MGR acquisition, and other reductions of working capital. See Note 7, “Subsequent Events,” to our condensed consolidated financial statements included in Item 1 of this report.

We realized net loss before income taxes of $2,666,000 for the nine month period ended November 30, 2008 as compared to net income before taxes of $18,015,000 in the same prior year period. We realized net loss of $1,815,000 during the nine month period ended November 30, 2008 as compared to net income of $11,530,000 in the prior year period.

We recorded a benefit from income taxes of $851,000 for the nine months ended November 30, 2008 at an effective rate of 31.9% as compared to an income tax provision of $6,485,000 at an effective rate of 36.0% for the same period in the prior year.

Basic (loss) income per common share for the nine month periods ended November 30, 2008 and 2007 was $(0.06) and $0.39, respectively. The basic weighted average shares outstanding for each of the nine month periods ended November 30, 2008 and 2007 was 29,253,863 and 29,660,719, respectively. Diluted (loss) income per common share for each of the nine month periods ended November 30, 2008 and 2007 was $(0.06) and $0.35, respectively. The diluted weighted average shares outstanding for the nine month periods ended November 30, 2008 and 2007 was 29,253,863 and 33,303.780, respectively.

Liquidity and Capital Resources

Cash flows from operating activities

Net cash used in operating activities was $1,591,000 for the nine month period ended November 30, 2008, as compared to net cash provided by operating activities of $16,130,000 in the nine month period ended November 30, 2007. The decrease in operating cash flows for the first nine months of fiscal 2009 as compared to operating cash flows for the first nine months of fiscal 2008 is primarily attributable to our decrease in net income for the nine months ended November 30, 2008 and other changes in working capital as a result of reduced attendance, an increased number of self-run exhibitions and an increase in personnel and production costs related to our new exhibitions.

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) as of the year ended February 29, 2008 and the quarter ended November 30, 2008:

	As of February 29, 2008	As of November 30, 2008
Working Capital	$23,979,000	$13,930,000
Current Ratio	7.73	2.52

Our net working capital decreased by $10,049,000 at November 30, 2008, as compared to February 29, 2008. This decrease is primarily attributable to a decrease in operating cash as a result of lower income from operations primarily due to underperforming venues resulting from lower attendance, an increase in the number of our self-run exhibitions and increased costs for personnel and production related to our new exhibitions.

Cash flows from investing activities

For the nine-month period ended November 30, 2008, the total cash used in investing activities was $10,701,000 compared to $7,583,000 for the nine-month period ended November 30, 2007. This increase in cash used in investing activities, which is net of 2,500,000 received from Carpathia, is primarily attributable to our acquisition of MGR, costs associated with our capital project at the Luxor Hotel and Casino, and license costs associated with our new exhibitions, Sports Immortals and Dialog in the Dark. We, also, incurred higher costs for purchases of property and equipment as a result of an increased number of our self-run exhibition venues.

Cash flows from financing activities

For the nine-month periods ended November 30, 2008 and November 30, 2007, cash provided by financing activities was $626,000 and $3,775,000, respectively. This decrease in cash provided from financing activities is primarily attributable to a reduction of proceeds received from the exercise of options and warrants. Exercises of stock options and warrants for the nine months ended November 30, 2008 was $229,000 compared to $2,391,000 for the nine-month period ended November 30, 2007.

Our shareholders’ equity was $45,029,000 at November 30, 2008, as compared with $47,096,000 at February 29, 2008.

On September 26, 2008, we entered into a First Amendment to Loan Agreement with Bank of America, N.A. (the “First Amendment). The First Amendment amends, in accordance with its terms, that certain Loan Agreement made as of October 4, 2007 between us and Bank of America and extends such agreement to September 26, 2009 (the “Loan Agreement”). The Loan Agreement, as amended by the First Amendment, provides us with a $10,000,000 revolving line of credit with Bank of America. At our request, such credit limit may be increased to $25,000,000, provided that Bank of America consents to such increase.

At our option, amounts outstanding under the Loan Agreement, as amended bear interest at (i) the greater of Bank of America’s prime rate or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin will be based upon our leverage ratio (which is the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”), as each term is defined in the Loan Agreement). If our leverage ratio is less than or equal to 1 to 1, the margin will be 2.50%. If our leverage ratio is greater than 1 to 1, the margin will be 3.00%. The Loan Agreement requires us to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, we are required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if our leverage ratio is less than 1 to 1 and 0.50% if our leverage ratio is greater than 1 to 1, which amount is payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that we are required to pay Bank of America an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee is due.

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

We borrowed as much as $3,969,000 from this revolving line of credit and had an outstanding balance of $427,000 as of November 30, 2008 which is included in accounts payable and accrued liabilities. Based upon actual results over the past four fiscal quarters, as of November 30, 2008, we presently have access to approximately $7,100,000 under our revolving loan agreement. Should our financial performance not improve, the amount available to us for borrowing under our revolving credit facility will continue to decrease, as the amounts available to us for borrowing under such agreement are based on our actual results for a trailing four quarter period. Although we did not have a balance under the revolving loan agreement as of January 8, 2009, we anticipate that we may require additional capital resources in fiscal 2010 in excess of the amount available to us under the revolving loan agreement, despite the expected reduction in our operating and overhead costs in the coming months. Should the amounts available to us under the revolving loan agreement with Bank of America be reduced further, if we are not able to continue to meet our debt covenants under such agreement or should Bank of America decide not to advance funds to us under such agreement, we would have to seek outside capital from other sources. We cannot provide any assurances that such funding will be available to us on commercially reasonable terms, if at all, or that we will be able to raise all or a portion of the any capital we may require. In such an event, there would be a material adverse effect on our business, financial condition and results of operations.

Our current assets totaled $23,091,000 at November 30, 2008, compared to $27,544,000 at February 29, 2008. This decrease was primarily due to reductions in our cash balances as discussed above. This decrease in cash was offset by an increase in accounts receivable of $4,622,000 which is primarily attributable to the $4,000,000 that STBN is obligated to pay us under the exclusive licensing agreement. As of January 8, 2009, there was an outstanding balance of $1,000,000 under the exclusive licensing agreement, which STBN is obligated to pay us by January 19, 2009. See Note 7, “Exclusive License Agreement,” to our condensed consolidated financial statements included in Item 1 of this report. In addition, we had an increase in income tax receivables of $3,271,000 which is primarily attributable to our overpayment of estimated tax payments resulting from lower than expected earnings.

Our current liabilities totaled $9,161,000 at November 30, 2008, compared to $3,565,000 at February 29, 2008. This increase in current liabilities is primarily attributable to an increase in accounts payable and accrued expenses of $4,815,000 which is primarily due to the significant capital expenditures by us for the Luxor project and Dialog in the Dark exhibitions coupled with an increase in accrued expenses for higher professional fees associated with our Sarbanes Oxley testing, tax consulting costs and higher legal fees for various matters. In addition, we had an increase in deferred revenue of $685,000 related to unearned revenue received from co-promoters associated with our exhibitions where we have not met our deliverable requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2008.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or (“FASB”), issued Statement of Financial Accounting Standards, (“SFAS,”) SFAS No.157, “Fair Value Measurements.” SFAS No. 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 for financial assets and liabilities on March 1, 2008 did not have a material impact on our consolidated results of operations and financial condition.

In February 2008, the FASB issued SFAS No. 157-1. SFAS No. 157-1 amends the scope of FASB Statement No. 157 to exclude FASB Statement No. 12, “Accounting for Leases,” and other accounting standards that address fair value measurements for purposes of lease classifications or measurement under FASB Statement No. 13. SFAS No. 157-1 is effective on initial adoption of FASB Statement No. 157. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measures at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 as of March 31, 2008 did not impact our consolidated results of operations and financial condition as we did not elect to fair value any of the eligible assets or liabilities.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement will apply prospectively to any business combination which is effective for fiscal years beginning after December 15, 2008. Once adopted, we will assess the impact of SFAS 141R upon the occurrence of a business combination.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”(“EITF07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. Companies are required to report the effects of applying EITF-07-1 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. We are in the process of determining what effect, if any the adoption of EITF 07-1 will have on our consolidated results of operations and financial condition.

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

Interest Rate Risk

We have exposure to market rate risk for changes in interest rates related to our variable interest rate credit facility discussed in Item 2 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of such fluctuations does not have a material effect on our financial position due to the short-term nature of such investments. We do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the three and nine months ended November 30, 2008, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

Foreign Currency Risk

We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended November 30, 2008, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer), our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President, Chief Executive Officer and Chairman and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the regular course of its business. A summary of developments in the Company’s material legal proceedings are described below.

On March 25, 2008, the United States District Court for the Eastern District of Virginia granted the U.S. government permission to file an amicus curie (friend of the court) brief in response to our wholly owned subsidiary, R.M.S. Titanic, Inc.’s November 30, 2007 motion for an interim salvage award. The U.S. government took the position that the issuance of an in specie (in kind) salvage award to R.M.S. Titanic, with limitations, could be an appropriate mechanism to satisfy the salvage award and could help ensure that the Titanic artifacts are conserved and curated in an intact collection that remains available to the public. On April 15, 2008, the District Court entered an order requesting that R.M.S. Titanic collaborate with the U.S. government and propose suggested covenants that would be included in an in specie award. The order also outlined a process for further discussion pertaining to such covenants, should the court decide to issue an in specie award. On June 12, 2008 R.M.S. Titanic submitted covenants that may be included in an in specie award, should the District Court determine one is appropriate, in accordance with the April 15, 2008 order made by the District Court. After engaging in consultative discussions with the U.S. government over the past several months, on September 15, 2008, R.M.S. Titanic submitted revised covenants and restrictions. On October 14, 2008, the U.S. government filed an amicus response to R.M.S. Titanic’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, R.M.S. Titanic in turn filed a reply brief on November 12, 2008. On November 18, 2008, R.M.S. Titanic attended a status conference at the District Court. At the conclusion of the hearing, the District Court asked for certain additional submissions from R.M.S. Titanic and the Government, which were provided. The District Court also indicated it would complete its review of the proposed revised covenants and conditions and any final areas of disagreement between the Government and R.M.S. Titanic, and likely issue its final version and order in the future. There have not been any further decisions or announcements from the District Court since the November 18 hearing.

On April 28, 2006, Stefano Arts filed an action against Premier entitled Premier Exhibitions, Inc. v. Stefano Arts in the State Court of Fulton County, State of Georgia. Stefano Arts alleges that we breached a contract which allegedly calls for us to pay to Stefano Arts moneys generated from our human anatomy exhibition in Tampa, Florida and additional moneys generated from our human anatomy exhibition in New York City. The Company continues to aggressively defend itself but the outcome of this matter can not be predicted. A hearing on the Company’s motion for summary judgment, which asks the court to grant the Company judgment as a matter of law, has been set for February 5, 2009.

Except as disclosed above and in our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2008 and August 31, 2008, respectively, there have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2008.

ITEM 1A.	RISK FACTORS

We have updated and amended the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and in our Quarterly Report on Form 10-Q for the quarter ending August 31, 2008 to include the risk factors set forth below. Each of the risks described below and in such Annual and Quarterly Reports could materially adversely affect our business, operating results, financial condition and the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

We may be unable to obtain financing to fund ongoing operations and future growth.

We can provide no assurances that our cash flow from operations, combined with our accessibility to cash and credit will be sufficient to allow us to finance ongoing operations or to make investments necessary for future growth.

Should our financial performance not improve, the amount available to us for borrowing under our revolving credit facility will continue to decrease, as the amounts available to us for borrowing under such agreement are based on our actual results for a trailing four quarter period. Although we did not have a balance under the revolving loan agreement as of January 8, 2009, we anticipate that we may require additional capital resources in fiscal 2010 in excess of the amount available to us under the revolving loan agreement, despite the expected reduction in our operating and overhead costs in the coming months. Should the amounts available to us under the revolving loan agreement with Bank of America be reduced further, if we are not able to continue to meet our debt covenants under such agreement or should Bank of America decide not to advance funds to us under such agreement, we would have to seek outside capital from other sources. We cannot provide any assurances that such funding will be available to us on commercially reasonable terms, if at all, or that we will be able to raise all or a portion of the any capital we may require. In such an event, there would be a material adverse effect on our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in Item 2 of this report.

Our business may be harmed as a result of threatened shareholder litigation.

Sellers Capital LLC, our largest shareholder, has threatened to sue certain of our independent directors who serve on a special committee of our Board of Directors. Messrs. Sellers and Hugh Sam, who serve on our board of directors, are affiliates of Sellers Capital LLC. We have entered into indemnification agreements with each member of the special committee and are obligated to indemnify and hold harmless each member of such committee made a party to or otherwise involved in certain legal proceedings as a result of actions related to each member’s service as a director. Should Sellers Capital LLC or other shareholders bring such a legal proceeding, or a similar proceeding, our management team and Board could be forced to direct their attention and our resources to the defense of such action, which could seriously harm our business, results of operations and financial condition. Moreover, if such action is ultimately successful and we are required to satisfy our indemnity obligations to such independent directors, then our business, results of operations and financial condition could be materially adversely affected.

Our success depends on the continued services of our senior executive officers and key employees and the loss of their services could seriously harm our ability to fulfill our business objectives.

During the quarter ending November 30, 2008, Harold W. Ingalls, our Chief Financial Officer, provided written notice indicating that he planned to exercise a provision in his employment agreement that would permit him to resign from his position on January 10, 2009. If we are unable to promptly locate a qualified individual to fill Mr. Ingalls’s position, our business, financial condition and operating results could be materially adversely affected.

We believe that our future success depends to a significant degree on the skills and efforts of Arnie Geller, our President, Chief Executive Officer and Chairman and Tom Zaller, our Vice President of Exhibitions. If we lose the services of any of these individuals, our business and operating results could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2008 Annual Meeting of Shareholders (the “Annual Meeting”) was held on October 30, 2008. At the Annual Meeting, our shareholders:

1.	Elected Douglas Baker, N. Nick Cretan, Arnie Geller, Harold W. Ingalls, Alan Reed, Mark A. Hugh Sam and Mark A. Sellers, each to serve as directors until our 2009 Annual Meeting of Stockholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death.

2.	Ratified the selection of Cherry, Bekaert & Holland, L.L.P. as our independent registered public accounting firm for the fiscal year ending February 29, 2009.

Messrs. Baker, Cretan, Geller, Ingalls, Reed, Hugh Sam and Sellers together constitute our entire board of directors.

On September 9, 2008, the record date of the Annual Meeting, we had 30,349,781 shares of common stock outstanding. The following sets forth information regarding the results of the voting at

Proposal I — Election of Seven Directors:

	Votes in Favor	Votes Withheld
Douglas Banker	17,854,283	5,637,515
N. Nick Cretan	17,932,493	5,559,305
Arnie Geller	18,092,179	5,399,619
Harold W. Ingalls	17,908,600	5,583,198
Alan Reed	17,854,479	5,637,319
Mark A. Hugh Sam	23,010,275	481,523
Mark A. Sellers	23,012,298	479,500

Proposal II — Ratification of Selection of Independent Registered Public Accounting Firm:

Votes in Favor	23,133,581
Votes against	298,604
Abstentions	59,613
Broker non-votes

ITEM 6.	EXHIBITS.

See Index to Exhibits on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: January 9, 2009	By:	/s/ Arnie Geller
Arnie Geller,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: January 9, 2009	By:	/s/ Harold W. Ingalls
Harold W. Ingalls,
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Filed	Incorporated by Reference
	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Employment Agreement dated as of September 8, 2008 by and between Premier Exhibitions, Inc. and Harold W. Ingalls		8-K	99.1	9-12-2008

10.2	Employment Agreement dated as of September 8, 2008 by and between Premier Exhibitions, Inc. and Kelli L. Kellar		8-K	99.2	9-12-2008

10.3	First Amendment to Loan Agreement by and between Bank of America, N.A. and Premier Exhibitions, Inc.		8-K	99.1	9-30-2008

10.4	Renewal Promissory Note made in favor of Bank of America by Premier Exhibitions, Inc. as of September 26, 2008.		8-K	99.2	9-30-2008

10.5	First Amendment to Premier Exhibitions, Inc./Live Nation, Inc. Agreement dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc. and Premier Exhibitions, Inc.		8-K	99.1	12-04-2008

10.6	Premier Exhibitions, Inc./Live Nation, Inc. Agreement dated November 27, 2007, by and between Premier Exhibitions, Inc., Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of President, Chief Executive Officer and Chairman	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X