Form 10-K
period 2009-02-28
PREMIER EXHIBITIONS, INC.
filed 2009-05-07
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At August 31, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $81,694,378, based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2008. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of May 6, 2009, was 30,584,581.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2009 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

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

In light of the significant uncertainties and risks inherent in the forward-looking statements included in this report, such information should not be regarded as a representation by us that our objectives or plans will be achieved. Included in these uncertainties and risks are, among other things, fluctuations in operating results, changes in our Board of Directors and our management team, the current economic downturn, our potential inability to obtain financing, our potential inability to develop new exhibitions, changing consumer preferences, any harm to our reputation, uncertainty regarding the results of certain legal proceedings and competition. Forward-looking statements consist of statements other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “will,” “anticipate,” “estimate,” or “continue,” or the negatives thereof or other variations thereon or comparable terminology. We do not undertake an obligation to update publicly any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In August 2008, we entered into an agreement with Georgia Aquarium to present “Titanic: Aquatic.” At this time, we also partnered with Country Financial to become our exclusive presenting sponsor for “Titanic: Treasures from the Deep.”

We currently have the ability to operate eight concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition,” one of which is known as “Titanic Aquatic” and one known as “Titanic: Treasures from the Deep.” We intend to continue presenting Titanic exhibitions throughout the world in an enlightening and dignified manner that embodies respect for all of those who sailed with her.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy. We currently have the ability to present sixteen concurrent human anatomy exhibitions, which are known as “Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within.”

In February and March 2008, we further diversified the scope of our exhibition offerings to include both exhibitions of sports memorabilia entitled “Sports Immortals, The Traveling Exhibition” and exhibitions exploring a world without sight entitled “Dialog in the Dark.” We acquired the rights to offer these exhibitions pursuant to long-term licensing arrangements. As of our fiscal year ended February 28, 2009 (“fiscal 2009”), we had not presented “Sports Immortals, The Traveling Exhibition” in any venue. To date, our plans to develop a Sports Immortals exhibition have been put on hold (see Note 9 to our Consolidated Financial Statements in Item 8 of Part II of this report). The first “Dialog in the Dark” exhibition opened in Atlanta, Georgia in August 2008, and the second opened in Kansas City, Missouri in November 2008.

In June 2008, we opened a new exhibition entitled, “Star Trek, The Exhibition” in San Diego, California followed by exhibits in Phoenix, Arizona and Detroit, Michigan in November 2008 and February 2009, respectively. A fourth exhibition is scheduled to open in Philadelphia, Pennsylvania during the first quarter of fiscal 2010. This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, set re-creations, costumes and props from five television series and ten films over the last forty-plus years.

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

Our Exhibitions

We presently operate and/or present and promote or have plans to operate and/or present and promote five different types of exhibitions:

•	“Titanic: The Artifact Exhibition,” “Titanic Aquatic” and “Titanic: Treasures from the Deep;”

•	“Bodies…The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within;”

•	“Dialog in the Dark;”

•	“Sports Immortals, The Traveling Exhibition;” (1)

•	“Star Trek, The Exhibition;” and

•	Other Exhibitions. (2)

(1)	At the present time, our plans for this exhibition have been put on hold.

(2)	Our exhibition offerings are described in greater detail below .

“Titanic: The Artifact Exhibition,” “Titanic Aquatic” and “Titanic: Treasures from the Deep”

Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, and England. We currently have the ability to operate eight concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition,” one of which is known as “Titanic Aquatic” and one known as “Titanic: Treasures from the Deep.” During fiscal 2009, we presented seven separate Titanic exhibitions at fifteen venues.

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

Our “Bodies Revealed” exhibition debuted in August 2004 in Blackpool, England and was the first non-Titanic exhibition we produced. During fiscal 2009, we presented our nineteen separate human anatomy exhibitions at 33 venues.

“Dialog in the Dark”

On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Visitors will be escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. During fiscal 2009, we opened “Dialog in the Dark” in Atlanta, Georgia and Kansas City, Missouri.

“Star Trek, The Exhibition”

In June 2008, we announced that we entered into an exclusive agreement to present “Star Trek, The Exhibition.” This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, set re-creations, costumes and props from five television series and ten films over the last forty-plus years. “Star Trek, The Exhibition” will fully immerse the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full motion Star Trek-based flight simulators; the ability for visitors to sit on a full size U.S.S. Enterprise bridge from the original television series; and detailed re-creations of original sets. During fiscal 2009, we opened Star Trek in San Diego, California; Phoenix, Arizona; and Detroit, Michigan. A fourth exhibition is scheduled to open in Philadelphia, Pennsylvania during the first quarter of fiscal 2010.

Additional Exhibitions

“Sports Immortals, The Traveling Exhibition”

On March 13, 2008, we entered into a license agreement with Sports Immortals, Inc. pursuant to which we acquired an exclusive worldwide license to design, produce, present, promote and conduct multiple “Sports Immortals” exhibitions. The initial term of the license agreement expires five years from our first opening of a “Sports Immortals” exhibition and may be extended for up to five additional one year periods.

The sports memorabilia collection consists of over 1,000,000 artifacts from the world’s greatest athletes, including video footage, artwork and other artifacts. Due to the significant capital requirements to produce, develop and bring to market the Sports Immortals exhibition, we have put our plans on hold. (See Note 9 to our Consolidated Financial Statements in Item 8 of Part II of this report for additional discussion).

Other Exhibitions

On May 20, 2008, we advanced $250,000 to other licensor(s) for the right to present and promote other exhibitions. We are currently working on researching, developing and producing new exhibitions associated with this license.

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing and recently announced exhibitions.

Lease Agreement with the Luxor Hotel and Casino

On March 12, 2008, we entered into a lease with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino (the “Luxor”) in Las Vegas, Nevada. Pursuant to the lease, we leased approximately 36,141 square feet of space within the Luxor. The lease has an initial term of ten years commencing upon the completion of the design and construction work related to the opening of the Company’s “Bodies…The Exhibition” exhibition. The term of the lease is renewable for up to two additional five year periods and provides that we pay $3,400,000 in minimum annual rent for the first three years of the lease. Thereafter, the minimum annual rent shall be $3,600,000. We will also pay the Luxor a percentage of our gross sales from our operations in the leased space. The Bodies exhibit opened in August 2008 and the Titanic exhibit opened in December 2008.

We believe that the Luxor, which is one of the most recognizable resorts on the Las Vegas strip, will provide us with tremendous exposure to a substantial market of corporate and individual patrons.

Co-Production Agreements

JAM

On September 20, 2006, we entered into an agreement with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM,” to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam, San Diego and Washington, D.C. have completed their runs and have closed. With respect to the exhibition in Las Vegas, our agreement with JAM only lasted through the exhibition being presented at the Tropicana Hotel and Casino, which has completed its run and has closed, and does not involve our lease at the Luxor. Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of human anatomy exhibitions for the one-year period following the closing of the last jointly-presented exhibition.

Live Nation

On November 28, 2007, we entered into an exclusive right, license and opportunity agreement (the “Original Agreement”) with Live Nation, Inc. (“Live Nation”) under which we would co-present twelve human anatomy exhibitions with Live Nation in twelve geographic territories anywhere in the world, except for North America, China and certain other limited geographic locations (the “Exclusive Territory”). With respect to each jointly presented exhibition, we are responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens and Live Nation is responsible for marketing, public relations and exhibition operations and security. In consideration, we received an initial $6,000,000 payment from Live Nation. Also, we agreed to split the revenues from the exhibitions with Live Nation after reimbursement of recoupable expenses. Additionally, pursuant to the Original Agreement, we and Live Nation each had a unilateral right to exercise two additional options to grant Live Nation the exclusive right to present twelve additional human anatomy exhibitions within the Exclusive Territory. Under the Original Agreement, upon the exercise of each such option, we would receive a payment from Live Nation of $6,000,000. The consideration from Live Nation of the initial $6,000,000 was included in revenue for the three and nine month periods ended November 30, 2007.

In September 2008, Live Nation assigned its rights under the Original Agreement to S2BN Entertainment Corporation (“S2BN”), subject to our consent. We provided our consent to such assignment on November 28, 2008. Michael Cohl, formerly a director and executive officer of Live Nation, is a principal of S2BN.

On the same day, we entered into a First Amendment to the Original Agreement (the “First Amendment”) with S2BN which exercises and amends the first option under the Original Agreement by granting S2BN an exclusive license to present eight additional human anatomy exhibitions in the Exclusive Territory for an 18 month period commencing on the date on which the last remaining human anatomy exhibit under the Original Agreement is open to the public. In connection with the exercise of the First Option, we received from S2BN consideration of $4,000,000, which amount was included in revenue for the year ended February 28, 2009. Additionally, under the First Amendment, if the second option is exercised, then S2BN will be granted an additional exclusive license to present further eight human anatomy exhibits for an 18 month period commencing after the expiration of the term of the license granted pursuant to the First Option and we will receive from S2BN additional consideration of $4,000,000.

On May 6, 2009, we entered into an agreement with S2BN, as successor in interest to both CPI Entertainment Rights Inc. (“CPI”) and Live Nation, and JAM Exhibitions, LLC (“JAM”), which amends (i) the exhibition rights agreement between us and CPI, providing for co-presentation of “Bodies” exhibitions in Europe, and (ii) the Original Agreement, by and between us, Live Nation and JAM, as previously amended by the First Amendment and described above. Instead of co-presenting two “Bodies” exhibitions in Europe, as initially contemplated, the parties agreed to co-present a single exhibition in the United States. If S2BN does not open the exhibition by March 31, 2010, then its right to present such exhibition will be forfeited, and we will be entitled to retain the $2,000,000 license fee. S2BN will retain a right to present two exhibitions in Europe, provided that it shall pay us an additional $500,000 non-refundable license fee for each exhibition.

In addition, we amended the second option under the First Amendment to the Original Agreement to reflect that the consideration payable by S2BN upon the exercise of such second option will be a payment of $3,000,000 (rather than the $4,000,000 previously provided for under the First Amendment). We further agreed to use commercially reasonable efforts to make arrangements to grant to S2BN and JAM a security interest in our license agreements pursuant to which it obtains certain of its specimens for the exhibitions.

Pursuant to these amendments, we intend to in good faith negotiate a comprehensive framework for identifying, evaluating and selecting new markets and a more effective operating structure that allows for more involvement and oversight by us, and to provide for greater process accountability and integrity and improved procedures and protocol for international shipping processes and procedures. For more information, see “Other Information” in Item 9B of Part II of this report.

Merchandising Strategy

On March 27, 2008, we acquired MGR Entertainment, Inc. (“MGR”), a full-service entertainment merchandising company, to enhance our in-house merchandising division and are responsible for developing an overall long-term strategy for generating and maximizing sustainable retail revenue for our current and future exhibitions. On December 29, 2008, we entered into an agreement with the former owner of MGR for the sale of selected assets and liabilities of our merchandising operations. The assets and liabilities transferred were focused on the live music business which we purchased in our March 2008 acquisition of MGR. The live music aspect of the merchandising business is not consistent with our current business strategy, requires ongoing capital commitments and achieves very low operating margins. We earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on this activity.

Titanic Expeditions

Titanic Ventures Limited Partnership, or “TVLP,” a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and its surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea, or “IFREMER,” to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered during the course of the 32 dives in that original expedition. The French government subsequently conveyed to us title to these artifacts. In 1993, our subsidiary R.M.S. Titanic, Inc. acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.

We completed additional expeditions to the wreck of the Titanic in 1994, 1996, 1998, 2000 and 2004. With the depth of the Titanic wreck approximately two and one-half miles below the surface of the North Atlantic Ocean, our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the “open weather window” for such activities.

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

We entered into a twenty-year license agreement effective February 28, 2007 whereby we received exclusive rights to present Carpathia artifacts in our exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009, we had provided funding of approximately $912,000. Additional cost could be incurred for the conservation of the artifacts recovered as a part of the initial expedition. These costs are not expected to be material. We will start amortizing this license agreement when the artifacts are ready for display with the opening of Titanic in St. Paul, Minnesota. It will be amortized over the remaining term of the agreement or its useful life.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 17% and 21% of our revenues in fiscal 2009 and fiscal year ended February 29, 2008 (“fiscal 2008”), respectively, resulted from exhibition activities outside the U.S. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.

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

“Titanic: The Artifact Exhibition,” “Titanic Aquatic” and “Titanic: Treasures from the Deep”

Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we may encounter competition from other Titanic exhibitions or events in the future. We believe that our Titanic exhibition business is changing. For example, an adverse ruling by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. Additionally, the availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. Any of these developments could have an adverse impact on our financial performance.

“Bodies... The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within”

We compete with multiple companies throughout the world offering a variety of human anatomy exhibitions that are similar to ours.

“Dialog in the Dark”

Although we believe that our Dialog in the Dark exhibition will be unique in character and quality, our success in the presentation of this exhibition may cause competitors in the future to bring similar exhibitions of their own to the market.

“Star Trek, The Exhibition”

During fiscal year 2009, we presented our “Star Trek, The Exhibition” at three venues. Depending upon our success in the presentation of this exhibit, competitors may bring similar exhibitions of their own to the market.

Environmental Matters

We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. We do not anticipate that the costs to comply with such laws and regulations will have material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 28, 2009, we had 81 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good.

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

In addition, our Code of Ethics and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website.

ITEM 1A.	RISK FACTORS

If any of the risks or uncertainties discussed below and elsewhere in this report occur, including, but not limited to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and the related notes included in this report, our business, financial condition and results of operations could be seriously harmed. Additional risks and uncertainties not currently known to us or that we presently deem to be immaterial could also seriously harm our business, financial condition and results of operations.

Our Board of Directors and team of management have recently changed, and our failure to successfully adapt to these changes, a failure by our new management team to successfully manage our operations, and/or our inability to fill vacant key management positions may adversely affect our business.

At the conclusion of Sellers Capital LLC’s consent solicitation, we seated four new Directors on our Board of Directors on January 28, 2009. Effective January 10, 2009, Harold W. Ingalls and, in February 2009, Arnie Geller resigned as our Directors. These transitions could create uncertainty among our employees, customers, partners and promoters and could delay decisions about the strategic direction of our business, any of which could negatively affect our business, operating results and financial position.

In addition to changes in the composition of our Board, we terminated Mr. Geller as our President, Chief Executive Officer and Chairman of the Board and appointed Christopher J. Davino, one of our new Directors, as our interim President and Chief Executive Officer on January 28, 2009. Other recent key management changes include Mr. Ingalls’ resignation as our Chief Financial Officer and Tom Zaller’s departure as our Vice President of Exhibitions. In addition, Kelli L. Kellar notified us of her intention to resign as our Chief Accounting Officer as of May 15, 2009. Any failure of our management to work together to effectively manage our operations, our inability to hire a permanent Chief Executive Officer, a new Chief Financial Officer, a new Chief Accounting Officer and other key management, and any failure to effectively integrate our new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.

We believe that our future success depends to a significant degree on the skills and efforts of our new management team. If we lose the services of any of our current senior executive officers and key employees, our ability to fulfill our business objectives could be seriously harmed, in turn adversely affecting our business and operating results.

The current economic slowdown and disruptions in the financial markets may have a negative impact on our revenues and make it difficult for us to obtain financing to operate our business.

Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for our exhibitions. Discretionary consumer spending is impacted by higher levels of unemployment, fuel prices, weakness in the housing markets, recession, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions. The economic slowdown, and other factors that cause consumers to reduce their discretionary spending to a point where attendance at our exhibitions declines, negatively affect our revenues and results of operations.

The current economic turmoil that continues in the financial markets and in the housing markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of many investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on discretionary consumer spending and other consumer purchasing habits, which would adversely affect our operating results and make it more difficult for us to obtain financing to operate our business.

Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2009, we incurred a net loss of $10,022,000, including a net loss of $8,207,000 in the fourth quarter. Our cash balance was approximately $4,500,000 as of February 28, 2009. As of February 28, 2009, our available borrowings were $0 under our revolving credit facility with Bank of America, and as of May 7, 2009, we anticipate we will not have access to our revolving credit facility, due to our recent financial performance. On May 6, 2009, we executed an agreement to receive $12,000,000 in financing from Sellers Capital Master Fund, Ltd., our largest shareholder. The closing of the financing is subject to customary closing conditions. If the financing with Sellers Capital closes, we believe we will have sufficient funds to continue operations for a period of least 12 months and we currently expect that our cash flows from operations will improve during that period. However, there can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing at or around the end of that period, which might not be available to us or might only be available to us on terms that are not favorable if market conditions do not improve. If we are unable to sufficiently improve our financial performance or obtain financing if and when we may need it, we may not be able to continue operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of Part II of this report.

Our inability to develop new exhibitions could seriously harm our results of operations and financial condition.

Our new exhibitions include the “Dialog in the Dark,” “Star Trek” and “Sports Immortals” exhibitions. In addition, we recently opened human anatomy and Titanic exhibitions at the Luxor Hotel and Casino in Las Vegas, Nevada, which is still a new venue. If we are unable to develop these or other new lines of exhibitions, our results of operations and financial condition could be seriously harmed.

Our exhibition business is sensitive to public tastes. If we are unable to anticipate or respond to changes in consumer preferences, demand for our exhibitions could decrease.

Our ability to generate revenue from our exhibitions is highly sensitive to changes in public tastes. Our success depends in part on our ability to anticipate the preferences of consumers and to offer appealing exhibitions. We typically book each exhibition venue several months in advance of an exhibition’s opening and incur certain upfront costs prior to our receiving any operating income. Therefore, if the public is not receptive to a particular exhibition or location, we could incur a loss depending on the amount of the incurred costs. Moreover, if we are not able to anticipate, identify or react to changes in public tastes, reduced demand for our exhibitions will likely result. Any of the foregoing could adversely affect our results of operations and financial condition.

If our advertising, promotional and other marketing campaigns are not successful, our results of operations could be harmed.

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. For the periods ending February 28, 2007, February 29, 2008 and February 28, 2009, we incurred marketing and advertising expense of $918,000, $5,704,000 and $5,951,000, respectively. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

Events harming our reputation could adversely affect our business prospects, financial results and stock price.

We are dependent on our reputation. Events that can damage our reputation include, but are not limited to, legal violations, actual or perceived ethical problems, particularly related to our human anatomy exhibitions, actual or perceived poor employee relations, actual or perceived poor customer service, venue appearance or operational issues, or events outside of our control that generate negative publicity with respect to our company. Any event that has the potential to negatively impact our reputation could negatively affect our business prospects, financial results and stock price.

We are dependent upon our ability to lease exhibition venues. If we are unable to lease exhibition venues on acceptable terms, our results of operations could be adversely affected.

We require access to exhibition venues owned or leased by third-parties to conduct our exhibitions. Our long-term success depends, in part, on our ability to utilize such venues on commercially reasonable terms. Our ability to obtain new venue locations on favorable terms depends on a number of other factors, many of which are also beyond our control, including but not limited to, international, national and local business conditions as well as competition from other promoters and exhibitions. If we are not able to secure exhibition locations on commercially reasonable terms, our results of operations and financial condition could be harmed.

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

Our exhibitions are becoming subject to increasing competition that could negatively impact our operating results and financial condition.

Titanic exhibitions. We believe that our Titanic exhibition business is changing. For example, an adverse ruling by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. Additionally, the availability of remote operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. New laws and treaties, or new interpretations of existing laws or treaties, could also have a material adverse effect on our Titanic exhibition business. Any of these developments could have an adverse impact on our financial performance.

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

Other exhibitions. If we are successful in presenting our new exhibitions, competitors may bring similar exhibitions of their own to the market. To the extent competitors are successful at marketing and promoting competing exhibitions, our results of operations and financial condition could be harmed.

Through our co-sponsors, we conduct exhibitions outside of the United States, which subjects us to additional business risks that could increase our costs and cause our profitability to decline.

During fiscal 2009, we derived approximately $7,991,000, or 17%, of our net revenue from exhibitions located outside of the U.S. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:

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

We cannot predict the extent to which existing or future laws or regulations could impact our operations. Although we generally contract with a third-party for various services at our venues, we cannot provide assurances that we or our third-parties are in full compliance with all applicable laws and regulations at all times, that we or our third-parties will be able to comply with any future laws and regulations or that we will not incur liabilities for violations by us or third-parties with which we maintain a relationship. Our failure or the failure of any of our third-parties with which we maintain a relationship to comply with laws and regulations could also cause us to be subject to investigations or governmental actions that could seriously harm our business.

Our business may be harmed as a result of litigation.

We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in Note 9 to our Consolidated Financial Statements in Item 8 of Part II of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed.

We may be unable to hire and retain the personnel we need and, as a result, could lose our competitive position.

To meet our business objectives, we must continue to attract and retain skilled technical, operational, managerial and sales and marketing personnel. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could harm our business revenue.

The price of our common stock may fluctuate significantly, and investors in our common stock could see the value of our common stock decline materially. In addition, the recent trading level of our stock could subject us to delisting by NASDAQ.

The stock market continues to experience extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Such changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations have and could continue to materially reduce our stock price.

Moreover, companies that have had volatile market prices for their securities have been subject to securities class action lawsuits. Any such lawsuit filed against us, regardless of the outcome, could result in substantial legal costs and a diversion of our management’s attention and resources, which in turn could seriously harm our business, results of operations and financial condition.

In addition, the recent trading levels of our stock could subject us to delisting by NASDAQ. Our common stock has recently traded at levels below $1.00 per share. Although NASDAQ has suspended its rules requiring listed companies to maintain a minimum $1.00 closing bid price, enforcement of this rule is currently scheduled to resume on July 20, 2009. Under NASDAQ’s rules, a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. If our stock price does not improve after July 20, 2009, our stock could be subject to delisting from NASDAQ. If our financial performance does not improve, it is possible that we could violate other NASDAQ requirements. If our stock is delisted from NASDAQ, interest in and the ability to trade our stock could decline, which could have a negative impact on the market value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 2250, Atlanta, Georgia. This space, which consists of approximately 14,642 square feet, is used for management, administration and marketing purposes. The lease for our principal executive offices is presently scheduled to expire on February 29, 2012.

Warehouse Space for Artifacts and Other Exhibitry

We lease approximately 10,080 square feet of warehouse space in Atlanta, Georgia for the conservation, restoration and storage of artifacts and other exhibitry. For security purposes, we do not disclose the location of this property. The lease for this warehouse is presently scheduled to expire on December 31, 2010.

Luxor Hotel and Casino Lease

On March 12, 2008, we entered into a ten year lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies... The Exhibition” and Titanic exhibitions. As to different portions of the space, the lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008.

Atlantic Station

On July 2, 2008, we entered into a lease agreement with the Atlantic Town Center. We use the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. The lease term is for three years with four one-month renewal options.

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

Several years ago we initiated legal action to protect our rights to the Titanic wreck site from this treaty. On April 3, 2000, we filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation; thus, it is not yet time for us to refile our motion. Neither the implementation of the treaty nor our decision whether to refile the legal action regarding its constitutionality will likely have an impact on our ownership interest over the artifacts that we have already recovered.

As discussed in more detail below, in light of the January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to approximately 2,000 artifacts recovered during the 1987 expedition now rests firmly with us. Title to the remaining artifacts should be resolved through litigation seeking an in specie (in kind) salvage award.

Status of Salvor-in-Possession and Interim Salvage Award Proceedings

On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court for the Eastern District of Virginia in our ongoing Salvor-in-Possession case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by our wholly-owned subsidiary R.M.S. Titanic, Inc., or RMST, from the Titanic wreck site. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.

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

RMST appealed the July 2, 2004 court order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the court of appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the appellate court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. The appellate court affirmed the lower court’s ruling that RMST will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded legal title to the remainder of the Titanic artifacts through the law of finds.

On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. The District Court has not yet ruled on the motion for an interim in specie salvage award.

On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.

In September 2008, RMST submitted revised covenants and conditions in connection with our request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the U.S. District Court in April 2008. As part of developing the revised covenants and restrictions, we engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, we attended a status conference at the

District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided. The District Court indicated it would complete its review of the proposed revised covenants and conditions and any final areas of disagreement between the U.S. government and RMST, and likely issue its final version of the covenants and order in the future. There have not been any further decisions or announcements from the District Court since the November 18, 2008 hearing.

We cannot predict how the District Court will ultimately rule on RMST’s motion for an interim salvage award.

Other Litigation

On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as our former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleges that we breached his employment agreement when we allegedly rejected Geller’s voluntary termination and when we terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from our company. We filed our answer and counterclaims on March 10, 2009. Answering Geller’s complaint, we denied Geller’s allegations and maintained that Geller was properly terminated for cause. We counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as our President, Chief Executive Officer, Chairman of the Board of Directors, and Director. Discovery is now in its early stages. We intend to vigorously defend the case and pursue our counterclaims.

From time to time we are or may become involved in other legal proceedings that result from the operation of our exhibitions and business.

We believe that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on our financial condition.

Settled Litigation

On April 28, 2006, Stefano Arts filed an action titled Stefano Arts v. Premier Exhibitions, Inc., et al., in the Superior Court of Fulton County, State of Georgia. Stefano Arts alleged that we breached a contract which allegedly required payment to Stefano Arts of an annual fee, moneys generated from our prior human anatomy exhibition in Tampa, Florida, and additional moneys generated from our human anatomy exhibition in New York City. We reached a settlement with Stefano Arts on March 31, 2009, by which we agreed to pay Stefano Arts $115,000 in three installments over the next ten months, and also agreed to issue Stefano Arts 70,000 shares of our restricted common shares.

On August 22, 2006, we filed an action entitled R.M.S. Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which we alleged damages stemming from the defendants’ failure to compensate us for moneys due under a contract for the presentation of a Titanic exhibition in Athens, Greece. We alleged breach of contract, fraud, conversion, and breach of fiduciary duty in our complaint. The parties have reached a settlement of this matter, which will not result in a material adjustment to our financial statements.

Proposed Legislation and Government Inquiries

On May 23, 2008, we entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies...The Exhibition.” Subject to the provisions of the Assurance, we have continued to operate the exhibition in New York City. Although most of our requirements under the Assurance have now been concluded, we will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City.

Legislatures in a few states have considered legislation or passed bills that would restrict our ability to present human anatomy exhibitions in their states, such as by banning human anatomy exhibitions, requiring a permit to present such an exhibition, or imposing restrictions on how or where such exhibitions could be presented. We cannot predict whether any such legislation will be adopted or, if adopted, how such legislation might affect our ability to conduct human anatomy exhibitions. Additional states could introduce similar legislation in the future. Any such legislation could prevent or impose restrictions on our ability to present our human anatomy exhibitions in the applicable states.

From time to time, we have or may receive requests and inquiries from governmental entities which result from the operation of our exhibitions and business. As a matter of policy, we cooperate with any such inquiries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)
Christopher J. Davino	43	Interim President and Chief Executive Officer, Director
Kelli L. Kellar	43	Chief Accounting Officer (Acting Chief Financial Officer)

Christopher J. Davino, Interim President, Chief Executive Officer and Director

Mr. Davino has served as our interim President, Chief Executive Officer and Director since January 2009. Mr. Davino is a 20 year restructuring professional having served as an investment banker and turnaround consultant providing strategic, operational and financial advice to companies, financial sponsors and strategic buyers, commercial banks, bondholders and other creditor constituencies with regard to corporate restructurings, financings and mergers and acquisitions. From 2007 to 2009, he was a principal and Head of the Corporate Rescue Group of XRoads Solutions Group, LLC, a corporate restructuring and management consulting company. At XRoads, Mr. Davino oversaw a national advisory practice of approximately 30 professionals providing advice, interim and crisis management, and transactional services. From early 2006 until 2007, Mr. Davino was President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail-based logistics company, which he founded. Prior to that position, he worked as a restructuring professional at Financo Inc., an investment banking firm, Wasserstein Perella Co., an investment banking firm, and Zolfo Cooper & Co., an advisory and interim management firm providing restructuring services. Mr. Davino is a member of the Board of Directors of Hirsh International Corp., a public company, and has recently served as Chairman of the Board of Directors of Pendum Inc., a national ATM servicing business, where he directed the company’s restructuring activities, including the sale of the business. Mr. Davino received his Bachelor of Science from Lehigh University. Mr. Davino was nominated as director by Sellers Capital LLC and joined our Board of Directors at the conclusion of Sellers Capital LLC’s consent solicitation. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., an investment fund that is our largest shareholder.

Kelli L. Kellar, Chief Accounting Officer (Acting Chief Financial Officer)

Kelli L. Kellar has served as our chief accounting officer since September 2007 and has acted as our principal financial officer since the resignation of Harold W. Ingalls, our former Chief Financial Officer, effective as of January 10, 2009. Prior to joining us and from July 2006, Ms. Kellar was director of external reporting at Mohawk Industries, Inc. Prior to her tenure at Mohawk Industries, and from September 2004, Ms. Kellar was manager of SEC reporting for Caraustar Industries, Inc. Between September 2003 and 2004 she was senior manager of financial reporting and joint venture accounting for Cingular Wireless. Ms. Kellar was a senior manager of finance, sales and marketing for Noven Pharmaceuticals, Inc. between June 2001 to September 2003 and also has several years of public accounting experience with PricewaterhouseCoopers LLP, where she last served as an audit manager. Ms. Kellar has notified us of her intention to resign as our Chief Accounting Officer as of May 15, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” The following table provides the high and low sales prices for our common stock for fiscal 2009 and fiscal 2008.

Prices of our Common Stock

	High	Low
Fiscal 2009
Fourth Quarter ended February 28, 2009	$1.79	$0.77
Third Quarter ended November 30, 2008	3.69	0.56
Second Quarter ended August 31, 2008	5.25	2.55
First Quarter ended May 31, 2008	7.35	4.34

Fiscal 2008
Fourth Quarter ended February 29, 2008	$5.04	$4.75
Third Quarter ended November 30, 2007	11.41	10.77
Second Quarter ended August 31, 2007	15.95	15.53
First Quarter ended May 31, 2007	14.05	13.82

During January 2008, we repurchased 1,000,000 shares of our stock pursuant to a publicly announced stock repurchase program. On February 19, 2008, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of our common stock. We have purchased no shares under this program.

Holders

On April 30, 2009, we had approximately 4,694 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance our operations and future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part I of this report. The selected financial data has been derived from our consolidated financial statements that have been audited by independent registered public accounting firms. The consolidated financial statements as of fiscal 2009, fiscal 2008, and February 28, 2007 (“fiscal 2007”) and for each of the three years in the period ended February 28, 2009 are included in Item 8 of Part I of this report.

	Year Ended February 28 (29),
	2005	2006	2007	2008	2009
	(in thousands, except per share data and ratios)
Operating Results
Revenue	$6,857	$13,041	$30,087	$61,454	$53,893
Total operating expenses	$9,230	$10,468	$17,928	$43,468	$67,903
Income (loss) from operations	$(2,373)	$2,573	$12,159	$17,986	$(14,010)
Net income (loss)	$(2,417)	$5,283	$7,421	$12,309	$(10,022)
Cash flows from operations	$(51)	$2,130	$11,476	$17,142	$1,517

Common Stock Data
Diluted (loss) income per common share	$(0.12)	$0.19	$0.24	$0.37	$(0.34)
Diluted average shares outstanding	20,819	28,230	31,047	33,379	29,214

Financial Position
Cash, Certificates of Deposits and other investments	$1,258	$4,699	$16,811	$17,481	$5,729
Working capital	$857	$7,054	$22,684	$23,979	$7,312
Total assets	$10,764	$22,363	$34,886	$50,661	$53,775
Total debt	$425	$1,350	$—	$—	$—
Shareholders’ equity	$7,679	$19,675	$32,900	$47,096	$38,557
Capital expenditures	$964	$1,774	$2,357	$5,250	$11,612

Financial Ratios
Current ratio	1.28	3.62	12.42	7.73	1.52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have been developing and touring museum quality exhibitions since 1993. Effective on October 14, 2004, we began to operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through R.M.S. Titanic, Inc., which is now our wholly-owned subsidiary. Through fiscal 2008, our business consisted of exhibitions based on the Titanic and on human anatomy. In February 2008, we further expanded the scope of our exhibition offerings to include an exhibition exploring a world without sight entitled “Dialog in the Dark” and opened “Star Trek, the Exhibition” during fiscal 2009. In the future, we intend to present additional exhibitions, both related and unrelated to the Titanic and human anatomy.

Performance Summary

The following graph illustrates our revenue for the last five years:

The following graph illustrates our gross margin for the last five years:

Key Exhibitions

“Titanic: The Artifact Exhibition,” “Titanic Aquatic,” and “Titanic: Treasures from the Deep”

Prior to fiscal 2007, we derived most of our revenue from our Titanic exhibitions. Our wholly-owned subsidiary, R.M.S. Titanic, Inc., operates our Titanic exhibitions, and for fiscal 2009 approximately 19% of our revenue was derived from Titanic exhibitions. R.M.S. Titanic, Inc. is currently the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner R.M.S. Titanic sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies 12,500 feet below the surface of the Atlantic Ocean. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and utilize this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales, third-party licensing, sponsorship and merchandise sales.

Our Titanic exhibitions have been exhibited in more than 60 venues throughout the world, including venues in the U.S., Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, and England.

“Bodies...The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within” Exhibitions

In 2004, we leveraged our experience in the exhibition business and expanded our operations to conduct human anatomy exhibitions. For fiscal 2009, approximately 67% of our revenue was derived from human anatomy exhibitions. We are presently in possession of multiple human anatomy sets, which are known as “Bodies Revealed,” “Bodies...The Exhibition” and “Our Body: The Universe Within.”

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

Co-Production Agreements

JAM

On September 20, 2006, we entered into an agreement with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International, which we refer to collectively as “JAM,” to jointly present several of our human anatomy exhibitions. Pursuant to the agreement, we agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Amsterdam, San Diego and Washington D.C. have completed their runs and have closed. With respect to the exhibition in Las Vegas, our agreement with JAM only lasted through the exhibition being presented at the Tropicana Hotel and Casino, which has completed its run and has closed, and does not involve our lease at the Luxor. Our agreement with JAM does not include certain of our human anatomy exhibitions which we are presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with us in the presentation of human anatomy exhibitions for the one-year period following the closing of the last jointly-presented exhibition.

Live Nation

On November 28, 2007, we entered into an exclusive right, license and opportunity agreement (the “Original Agreement”) with Live Nation, Inc. (“Live Nation”) under which we would co-present twelve human anatomy exhibitions with Live Nation in twelve geographic territories anywhere in the world, except for North America, China and certain other limited geographic locations (the “Exclusive Territory”). With respect to each jointly presented exhibition, we are responsible for exhibition design, installation and licensing, including the provision of expertise, exhibitry and specimens and Live Nation is responsible for marketing, public relations and exhibition operations and security. In consideration, we received an initial $6,000,000 payment from Live Nation. Also, we agreed to split the revenues from the exhibitions with Live Nation after reimbursement of recoupable expenses. Additionally, pursuant to the Original Agreement, we and Live Nation each had a unilateral right to exercise two additional options to grant Live Nation the exclusive right to present twelve additional human anatomy exhibitions within the Exclusive Territory. Under the Original Agreement, upon the exercise of each such option, we would receive a payment from Live Nation of $6,000,000. The consideration from Live Nation of the initial $6,000,000 was included in revenue for the three and nine month periods ended November 30, 2007.

In September 2008, Live Nation assigned its rights under the Original Agreement to S2BN Entertainment Corporation (“S2BN”), subject to the Company’s consent. We provided our consent to such assignment on November 28, 2008. Michael Cohl, formerly a director and executive officer of Live Nation, is a principal of S2BN.

On the same day, we entered into a First Amendment to the Original Agreement (the “First Amendment”) with S2BN which exercises and amends the first option under the Original Agreement by granting S2BN an exclusive license to present eight additional human anatomy exhibitions in the Exclusive Territory for an 18 month period commencing on the date on which the last remaining human anatomy exhibit under the Original Agreement is open to the public. In connection with the exercise of the First Option, we will receive from S2BN consideration of $4,000,000, which amount was included in revenue for the year ended February 28, 2009. Additionally, under the First Amendment, if the second option is exercised, then S2BN will be granted an additional exclusive license to present further eight human anatomy exhibits for an 18 month period commencing after the expiration of the term of the license granted pursuant to the First Option and we will receive from S2BN additional consideration of $4,000,000.

On May 6, 2009, we entered into an agreement with S2BN, as successor in interest to both CPI Entertainment Rights Inc. (“CPI”) and Live Nation, and JAM Exhibitions, LLC (“JAM”), which amends (i) the exhibition rights agreement between us and CPI, providing for co-presentation of “Bodies” exhibitions in Europe, and (ii) the Original Agreement, by and between us, Live Nation and JAM, as previously amended by the First Amendment and described above. Instead of co-presenting two “Bodies” exhibitions in Europe, as initially contemplated, the parties agreed to co-present a single exhibition in the United States. If S2BN does not open the exhibition by March 31, 2010, then its right to present such exhibition will be forfeited, and we will be entitled to retain the $2,000,000 license fee. S2BN will retain a right to present two exhibitions in Europe, provided that it shall pay us an additional $500,000 non-refundable license fee for each exhibition.

In addition, we amended the second option under the First Amendment to the Original Agreement to reflect that the consideration payable by S2BN upon the exercise of such second option will be a payment of $3,000,000 (rather than the $4,000,000 previously provided for under the First Amendment). We further agreed to use commercially reasonable efforts to make arrangements to grant to S2BN and JAM a security interest in our license agreements pursuant to which it obtains certain of its specimens for the exhibitions.

Pursuant to these amendments, we intend to in good faith negotiate a comprehensive framework for identifying, evaluating and selecting new markets and a more effective operating structure that allows for more involvement and oversight by us, and to provide for greater process accountability and integrity and improved procedures and protocol for international shipping processes and procedures. For more information, see “Other Information” in Item 9B of Part II of this report.

Results of Operations

A summary of our results of operations as a percentage of total revenue for fiscal 2009, 2008, and 2007 is set forth below:

	Year Ended February 28 (29),
	2007	2008	2009
Revenue:
Exhibition revenue	96.1%	96.4%	86.7%
Merchandise and other	3.5%	3.5%	13.1%
Sale of coal	0.4%	0.1%	0.2%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Exhibition costs	25.6%	33.3%	52.8%
Cost of merchandise sold	0.6%	0.7%	5.2%
Cost of coal sold	0.0%	0.0%	0.0%

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	26.3%	34.1%	58.0%

Gross profit	73.7%	65.9%	42.0%

Operating expenses:
General and administrative	32.5%	31.9%	51.8%
Depreciation and amortization	5.1%	4.7%	9.2%
Litigation settlement	1.2%	0.0%	0.0%
Net (gain) loss on disposal of assets	0.0%	0.0%	3.9%
Impairment of intangibles	0.0%	0.0%	3.1%
Gain on sale of Carpathia, related party	(5.4)%	0.0%	0.0%

Total operating expenses	33.3%	36.7%	68.0%

Income (loss) from operations	40.4%	29.3%	(26.0)%

Other income and expenses:
Interest income	0.7%	1.6%	0.4%
Interest expense	(0.2)%	0.0%	(0.3)%
Other income	0.1%	0.0%	0.2%

Total other income and expenses	0.7%	1.6%	0.3%

Income (loss) before income taxes	41.1%	30.9%	(25.7)%

Provision for (benefit from) income taxes	16.4%	10.8%	(7.1)%

Net income (loss)	24.7%	20.0%	(18.6)%

Fiscal 2009 as Compared to Fiscal 2008

During fiscal 2009, our revenue decreased approximately 12% to $53,893,000 as compared to $61,454,000 in fiscal 2008. This decrease was primarily attributable to a decrease in exhibition revenue of approximately 21% to $46,722,000 during fiscal 2009 as compared to $59,231,000 for fiscal 2008. This decrease in exhibition revenue is primarily attributable to our human anatomy exhibitions due to: a decrease in attendance in the current year and having multiple exhibitions in storage throughout the year. Much of the decrease in attendance is attributed to the economic downturn. Although the number of operating Titanic venues in fiscal 2009 increased by one as compared to fiscal 2008, our exhibition revenue from our Titanic exhibits decreased in the current year, as compared to same time period in the prior year, due to lower attendance at the exhibits. In addition, we received $2,000,000 less in non-refundable license fees from Live Nation pursuant to the amendment to an agreement with Live Nation we entered into on November 28, 2007. During fiscal 2009, our Titanic exhibitions contributed approximately 19% of our revenue and our “Bodies... The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within” exhibitions contributed approximately 67% of our revenue.

Merchandise and other revenue increased approximately 230% to $7,073,000 from $2,142,000, during fiscal 2009 as compared to fiscal 2008. This increase is attributable to the Company’s acquisition of MGR Entertainment, Inc. in March 2008.

We incurred exhibition costs of $28,406,000 and $20,457,000 for fiscal 2009 and 2008, respectively. Exhibition costs related to our anatomical exhibitions primarily consist of the rental costs of the specimens, as well as costs directly associated with presenting our own exhibitions, costs for advertising, marketing, promotion, operations and administration, installation and removal of exhibitry and specimens and venue rent. Titanic exhibition costs primarily relate to costs directly associated with presenting our exhibitions, usually at museum venues for which we incur costs for advertising, marketing, promotion, and installation and removal of exhibitry and artifacts. Exhibition costs as a percentage of exhibition revenues were 61% and 35% for fiscal 2009 and 2008, respectively. We had an increase in exhibition costs during fiscal 2009 primarily as a result of an increase in the number of our anatomical exhibits for which we incur rental costs for exhibitions that we present independently of JAM. The addition of operating Dialog in the Dark and Star Trek exhibitions along with the movement of our Las Vegas Bodies and Titanic exhibitions from the Tropicana to the Luxor during the twelve month period contributed to the exhibition costs increase as compared to last year.

During fiscal 2009, our gross profit decreased approximately 44% to $22,652,000 as compared to $40,521,000 in fiscal 2008. Gross profit was 42% and 66% of revenue for fiscal 2009 and 2008, respectively. This decrease in the gross profit percentage was principally attributable to the decrease in exhibition revenue and increases in the number of independent anatomical exhibitions we presented during fiscal 2009. When we present our own anatomical exhibitions without third-party participation, we incur all related exhibition costs, which reduces our gross margin percentage. However, under our agreement with JAM, JAM incurs the majority of the related exhibition costs and remits our share of the exhibition profit to us. When we present our own anatomical exhibitions without third-party participation, profit sharing does not take place and we retain all of the gross profit.

Our general and administrative expenses increased approximately 42% to $27,926,000 from $19,626,000 during fiscal 2009 as compared to fiscal 2008. During fiscal 2009, we restructured our senior management team resulting in the resignations and terminations of certain officers and directors. We charged to expense $1,857,000 in connection with these resignations and terminations of the officers and directors. Additionally, due to the forfeitures of stock options and restricted stock and acceleration of stock options, we recorded a net reversal of $2,600,000 in stock compensation. We also incurred higher professional fees of approximately $3,600,000 for Sarbanes-Oxley testing, consulting costs related to various projects as well as higher legal costs for various matters. We incurred approximately $298,000 associated with a royalty settlement with Ms. Judy Geller and we also increased our bad debt allowance by approximately $815,000. In addition, this increase is attributable to an increase in the number of personnel necessary to organize, administer, and manage an increased number of exhibitions.

We recorded a loss of $1,862,000 from the sale of certain MGR assets and wrote-off prepaid licenses and other assets for $1,926,000 in connection with our decision to put development of Sports Immortals exhibition on hold.

Our depreciation and amortization expenses increased $2,030,000, or 70%, to $4,941,000 during fiscal 2009 as compared to $2,911,000 for fiscal 2008. Depreciation expense was $2,882,000 and $1,566,000 during fiscal 2009 and 2008, respectively. This increase primarily reflects additional investments we made in fixed assets for our exhibitions, primarily consisting of exhibitry. In addition, amortization expense associated with amortization of exhibition licenses was $2,059,000 and $1,345,000 during fiscal 2009 and 2008, respectively. This increase is primarily attributable to additional specimen licenses and amortization of contract costs related to our acquisition of The Universe Within Touring Company, LLC and the addition of Dialog in the Dark and Star Trek.

We realized a loss from operations of $14,010,000 during fiscal 2009 as compared to income of $17,986,000 from operations in the prior year. We attribute this decrease in income from operations to the attendance decrease at our human anatomy and Titanic exhibits, underperforming venues due in part to the economic downturn, increased costs due to the increased number of exhibitions and increased general and administrative expenses. During fiscal 2009, we had 26 concurrent exhibitions being presented (six Titanic, sixteen human anatomy exhibitions, two Star Trek and two Dialog in the Dark) compared to 21 presented in the same prior year period (six Titanic and fifteen human anatomy exhibitions).

Interest income of $245,000 was primarily associated with interest earned on our bank cash balances during fiscal 2009 as compared to $973,000 in the same prior year period. We incurred interest expense of $169,000 for fiscal 2009. We did not incur interest expense in fiscal 2008.

We realized a net loss before benefit from income taxes of $13,828,000 for fiscal 2009 as compared to net income before provision for income taxes of $18,969,000 in the prior year period. Our provision for income taxes was a benefit of $3,806,000 for fiscal 2009 as compared to an expense of $6,660,000 for the same prior year period. We realized a net loss of $10,022,000 during fiscal 2009 as compared to net income of $12,309,000 in the prior year.

Basic (loss) income per common share for fiscal 2009 and 2008 was ($0.34) and $0.42, respectively. The basic weighted average shares outstanding for each of fiscal 2009 and 2008 was 29,213,768 and 29,653,994, respectively. Diluted (loss) income per common share for fiscal 2009 and 2008 was ($0.34) and $0.37, respectively. The diluted weighted average shares outstanding for fiscal 2009 and 2008 were 29,213,768 and 33,379,462, respectively.

Fiscal 2008 as Compared to Fiscal 2007

During fiscal 2008, our revenue increased approximately 104% to $61,454,000 as compared to $30,087,000 in fiscal 2007. This increase was primarily attributable to an increase in exhibition revenue of approximately 105% to $59,231,000 during fiscal 2008 as compared to $28,916,000 for fiscal 2007. This increase in exhibition revenue is primarily attributable to an increase in the number of our human anatomy exhibitions from eleven in the prior year to 28 in the current year. The increase in the number of human anatomy exhibitions is due to improved exhibition scheduling as well as to our acquisition of The Universe Within Touring Company, LLC. Although the number of Titanic exhibitions in fiscal 2008 is the same as compared to fiscal 2007, our exhibition revenue from our Titanic exhibits increased in the current year as compared to same time period in the prior year due to higher attendance at the exhibits. In addition, we received non-refundable license fees from JAM pursuant to the agreement we entered into on November 28, 2007. During fiscal 2008, our Titanic exhibitions contributed approximately 19% of our revenue and our “Bodies... The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within” exhibitions contributed approximately 81% of our revenue.

Merchandise and other revenue increased approximately 102% from $1,061,000 to $2,142,000 during fiscal 2007 as compared to fiscal 2008. This increase is attributable to an increase in the number of self-run human anatomy exhibitions, where all merchandise revenue is recorded by us compared to partnership arrangements, where we share revenues with a partner, coupled with increased merchandise sales at our Titanic venues as a direct result of significantly higher attendance compared to fiscal 2007.

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

Our general and administrative expenses increased to $19,626,000 from $9,773,000, or approximately 101%, during fiscal 2008 as compared to fiscal 2007. This increase is primarily attributable to an increase in the number of personnel necessary to organize, administer, and manage an increased number of exhibitions and revenue sources. We also recorded additional non-cash charges in the form of stock compensation costs of approximately $4,671,000 during fiscal 2008 compared to $2,241,000 for the same period in the prior year. The increase in stock compensation was primarily attributable to the expansion of our executive management team. We fully charge our operations for stock options issued in the year such options are granted, subject to vesting schedules.

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

We recorded a $350,000 charge for the settlement of a dispute related to commissions under an alleged agency agreement during fiscal 2007. This settlement requires us to make five installment payments of $70,000, which installment payments commenced June 2006 and continued every six months thereafter until June 2008.

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

We realized income from operations of $17,986,000 during fiscal 2008 as compared to income of $12,159,000 from operations in the prior year. We attribute this increase in income from operations to the increase in the number of our ongoing human anatomy exhibits presented as well as higher attendance at our Titanic exhibitions. During fiscal 2008, we had 21 concurrent exhibitions being presented (six Titanic and 15 human anatomy exhibitions) compared to 13 being presented in the same prior year period (seven Titanic and six human anatomy exhibitions).

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

We realized net income before provision for income taxes of $18,969,000 for fiscal 2008 as compared to net income before provision for income taxes of $12,369,000 in the prior year period. Our provision for income taxes was $6,660,000, or 35%, for fiscal 2008 as compared to $4,948,000, or 40%, for the same prior year period. We realized net income of $12,309,000 during fiscal 2008 as compared to net income of $7,421,000 in the prior year.

Basic income per common share for each of fiscal 2008 and 2007 was $0.42 and $0.27, respectively. The basic weighted average shares outstanding for each of fiscal 2008 and 2007 was 29,653,994 and 27,674,221, respectively. Diluted income per common share for each of fiscal 2008 and 2007 was $0.37 and $0.24, respectively. The diluted weighted average shares outstanding for fiscal 2008 and 2007 were 33,379,462 and 31,047,056, respectively.

Liquidity and Capital Resources

Cash flows from operating activities

Net cash provided by operating activities was $1,517,000 for the year ended February 28, 2009, as compared to net cash provided by operating activities of $17,142,000 for the year ended February 29, 2008. This decrease in operating cash flows for fiscal 2009 as compared to operating cash flows for fiscal 2008 is primarily attributable to our net loss and changes in working capital as a result of reduced attendance, an increased number of self-run exhibitions and an increase in personnel and production costs related to our exhibitions.

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for fiscal 2008 and 2009:

	As of February 29, 2008	As of February 28, 2009
Working capital (in thousands)	$23,979	$7,312
Current ratio	7.73	1.52

Our net working capital decreased by $16,667,000 as of February 28, 2009, as compared to February 29, 2008. This decrease is primarily attributable to a decrease in operating cash as a result of the net loss from operations in fiscal 2009 compared to a net income from operations in fiscal 2008, which was primarily due to underperforming venues resulting from lower attendance, an increase in self-run exhibitions and increased costs for personnel and production related to our new exhibitions.

Cash flows from investing activities

For year ended February 28, 2009, we used $13,546,000 in investing activities compared to $14,461,000 for the year ended February 29, 2008. This increase in cash used in investing activities, which is net of $2,500,000 received from the sale of Carpathia, is primarily attributable to our acquisition of MGR, costs associated with our capital projects at the Luxor Hotel and Casino, and license costs associated with the new Dialog in the Dark exhibitions. Capital expenditures, primarily consisting of the leasehold improvements and additional exhibitry for our exhibitions, are expected to aggregate approximately $1,000,000 to $2,500,000 during fiscal 2010.

Cash flows from financing activities

For the year ended February 28, 2009, cash provided by financing activities was $116,000 compared to $2,925,000 used in financing activities for the year ended February 29, 2008. In fiscal 2009, we received a total of $9,833,000 from our revolving line of credit which was also repaid in fiscal 2009. The exercise of options and warrants for fiscal 2009 was $256,000 compared to $2,412,000 for fiscal 2008. In fiscal 2008, we purchased $6,777,000 of our common stock.

Our shareholders’ equity was $38,557,000 at February 28, 2009, as compared with $47,096,000 at February 29, 2008.

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

At our option, amounts outstanding under the Loan Agreement, as amended bear interest at (i) the greater of Bank of America’s prime rate or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin will be based upon our leverage ratio (which is the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). If our leverage ratio is less than or equal to 1 to 1, the margin will be 2.50%. If our leverage ratio is greater than 1 to 1, the margin will be 3.00%. The Loan Agreement requires us to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, we are required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if our leverage ratio is less than 1 to 1 and 0.50% if our leverage ratio is greater than 1 to 1, which amount is payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that we are required to pay Bank of America an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee is due.

Upon termination of the Loan Agreement, we may request that Bank of America convert all amounts then outstanding into a three year term loan. In the event that Bank of America consents to such conversion request, we will be required to amortize the outstanding borrowings under the Loan Agreement and make quarterly payments of principal and interest. Such term loan will also require us to make annual pre-payments equal to 50% of our excess cash flow (which is EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event our leverage ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding. The Loan Agreement is secured by all of our assets, including our equity interests in its subsidiaries, and is also guaranteed by our subsidiaries.

The maximum we had outstanding at any point during fiscal 2009 from the revolving line of credit was $3,969,000, which was included in accounts payable and accrued liabilities. We had no outstanding balance as of February 28, 2009.

As of April 27, 2009, we have borrowed $1,750,000 under the revolving loan agreement. Based on our performance, we anticipate that we will not have access to the revolving credit line of the revolving credit facility as of the filing of the 10-K.

On May 6, 2009, we entered into a purchase agreement with Sellers Capital Master Fund, Ltd., our largest shareholder (“Sellers Capital”), pursuant to which Sellers Capital agreed to purchase from us unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of

$12,000,000. The financing was approved by our board of directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to us. The closing of the financing is subject to customary closing conditions.

The Notes would bear interest at a rate of 6% per year and would be convertible into shares of our common stock at a conversion price of $0.75 per share. The Notes would be convertible at Sellers Capital’s option at any time beginning five business days after the receipt of shareholder approval at our 2009 Annual Meeting of Shareholders (the “Annual Meeting”) authorizing (a) our issuance of the common stock issuable upon conversion of the Notes pursuant to the listing rules of the NASDAQ Global Market and (b) an increase in our authorized shares of common stock to enable the full conversion of the Notes (collectively, the “Proposals”). In addition, following the shareholder approval of the Proposals, we would have the right to require Sellers Capital to convert the Notes when the closing price of our common stock exceeds $1.00 per share for five successive trading days. In either case, Sellers Capital would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes would become due in three years from the issue date, if not prepaid or converted prior to such date.

We would have the right to prepay the Notes at any time up to and including the fifth business day preceding the Annual Meeting, subject to a prepayment fee and reimbursement of Sellers Capital’s reasonable expenses. If we elect to prepay any portion of the Notes during such period, Sellers Capital would receive warrants equal to seven percent of the total number of the shares of our common stock into which Sellers Capital would have otherwise been entitled to convert the Notes. The warrants would have a term of five years and an exercise price of $0.70 per share, the closing price of our common stock on the date the purchase agreement with Sellers Capital was executed. Upon the receipt of shareholder approval of the Proposals at the Annual Meeting, we would have the right to prepay the Notes without being subject to a prepayment fee but Sellers Capital would be entitled to convert the Notes prior to such prepayment.

If our shareholders do not approve the Proposals at or within 180 days of the Annual Meeting, the Notes would become due and payable 180 days following the Annual Meeting. In addition, if we do not obtain shareholder approval for the Proposals, (a) the interest rate would increase to 18 percent per year, retroactively to the issuance of the Notes, remaining in effect until the Proposals are approved, (b) we would be required to reimburse Sellers Capital’s reasonable expenses related to this transaction, and (c) the Notes would become immediately secured by a perfected first priority security interest in all of our assets, including the stock or our subsidiaries. If the Notes become secured, we would be required to obtain Sellers Capital’s written consent prior to granting any security interest or otherwise encumbering any of our assets or stock including our subsidiaries.

Management believes that this financing along with restructuring, reorganization and a modified business plan will be sufficient to fund operations for the next twelve months. During the first quarter of fiscal year 2010, management implemented certain cost reduction initiatives and is continuing to evaluate its fixed costs for further reduction.

Contractual Obligations

We have a non-cancelable operating lease for the rental of each set of the specimens used in our anatomical exhibitions. The leases are payable quarterly for a term of five years with five annual options to extend.

During the fiscal year ended February 28, 2005 (“fiscal 2005”), we entered into another non-cancelable operating lease for warehouse space through December 31, 2010. The current annual payments under the warehouse space lease are approximately $89,500.

We have non-cancelable operating leases for office space. The leases are subject to escalation for our pro rata share of increases in real estate taxes and operating costs. The lease for our principal executive offices was amended a first time on August 8, 2003 to provide additional space, bringing the total leased space to approximately 4,700 square feet. The lease was amended a second time on November 14, 2005 when the leased space was increased by approximately 1,400 square feet. A third amendment to the lease was executed on April 26, 2006. This amendment added approximately 3,600 square feet to our total office space. The lease was amended a fourth time on June 12, 2007, increasing our office space by approximately 4,900 square feet. The total leased space after the fourth lease amendment was approximately 14,600 square feet. The lease was amended a fifth time on March 1, 2009 and the lease term was extended so that the expiration date shall become February 29, 2012. Also as of March 1, 2009, the base year for the premises shall be changed to calendar year 2009. The new current annual payments under the office space lease are approximately $194,000.

On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino. The lease term is for ten years with an option to extend for up to an additional ten years. The minimum annual rent for the first three years is $3,414,000, payable in equal installments, and $3,600,000 per year thereafter.

On July 2, 2008, we entered into a lease agreement with the Atlantic Town Center. The lease term is for three years with four one-month renewal options. The minimum annual rent for the first year is $445,700, payable in equal installments.

The following table illustrates our contractual obligations and commitments as of February 28, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Specimen fixed rentals	$19,345,000	$7,980,000	$9,710,000	$1,655,000	$—
Real estate operating leases	38,495,000	4,202,000	8,193,000	8,352,000	17,748,000
Equipment leases	6,000	6,000	—	—	—

Total	$57,846,000	$12,188,000	$17,903,000	$10,007,000	$17,748,000

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

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounts receivables;

•	Prepaid expenses;

•	Artifacts;

•	Property and equipment;

•	Exhibition licenses;

•	Goodwill;

•	Income taxes; and

•	Legal contingencies.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represents separate units of accounting as defined in Emerging Issues Task Force (“EITF”) issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship.

For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by us. To the extent arrangements contain multiple deliverables, we perform an analysis of the nature of the deliverables to determine to what extent the revenue recognition for the deliverables within the arrangement are governed by any “higher level authoritative literature” (as defined in EITF 00-21). In regards to arrangements containing multiple performance elements, revenue recognition on delivered elements is predicated upon the establishment of vendor-specific objective evidence (VSOE) of the fair value for the undelivered elements and applying the residual method of EITF 00-21 if necessary. Fair value is determined for each undelivered element based on the price we charge when the item is sold separately.

Deferred revenue includes payments or billings recorded prior to performance and amounts received under multiple element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered.

Exhibition Revenue. We recognize exhibition revenue for our exhibits when earned and reasonably estimable. Our exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a non-refundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibition is complete and in accordance with the terms of the arrangement;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

If all of the conditions as outlined above are not met, revenue is recorded as deferred revenue until all conditions are met.

Our revenue may be predicated on a percentage or share of our customers’ revenue from the exhibition. Our percentage of the ticket sales for these exhibits, as well as merchandise sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

In exhibition arrangements that have a variable fee structure, a customer or joint venture partner may guarantee to pay us a non-refundable minimum amount that is to be applied against variable fees. We record this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.

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

Merchandise and Coal Revenue. Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the wreck of the Titanic is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales are recognized.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition, and reimbursable expenses that are capitalized and recovered from museums, promoters or our co-presentation partner.

Artifacts

Artifacts recovered in our 1987 Titanic expedition are carried at the lower of cost of recovery or net realizable value, which we refer to as “NRV.” The government of France granted us ownership of these artifacts. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.

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

Exhibition Licenses

Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, we may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s debut.

Quarterly, we evaluate the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions utilizing anatomical specimens, whether there are any anatomical specimen-related exhibitions planned for the future and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecast future exhibition revenues are less than the revenue required to amortize the remaining licensing costs. We expense exhibition license costs when we believe such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.

Goodwill

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142. Goodwill and other intangible assets with indefinite lives are tested for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value below its carrying value). The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. We have one reporting unit, exhibitions. The determination of discounted cash flows for our reporting unit requires significant management judgment with respect to revenues, gross margin and general and administrative costs, capital expenditures and the selection and use of an appropriate discount rate. The projected revenues, gross margin and general and administrative expense assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of the reporting unit are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value exceeds its estimated fair value in the first step, a second step is performed. The second step requires us to allocate the fair value derived in the first step to the fair value of the net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

We use judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. We tested our goodwill and intangibles in the fourth quarter of fiscal year ending 2009 and no impairment was indicated in its stage 1 testing. Significant changes have occurred since the fourth quarter of fiscal 2009, including the addition of new board members including a new Chairman of the Board, the departure of executive officers, and the placement of a new interim Chief Executive Officer (“CEO”), continued deterioration of cash flows from operations, the overall decline in the general economic environment in recent periods, and the continued decline in our market capitalization. During the first quarter of fiscal 2010, we began evaluating what options are available for our financing of current operations and, as a part of that process; we prepared a conservative business plan and financial forecast. In conjunction with actual and planned changes, we determined that an additional goodwill impairment test was required as of April 29, 2009. Based on these projections, management believes that our reporting unit exceeded its fair value at April 29, 2009, which resulted in our reporting unit failing the first step of the goodwill impairment test.

The second step of the impairment testing process requires, among other things, obtaining third-party appraisals of substantially all of our tangible and intangible assets. The allocation of the fair value derived in the first step of the impairment test to the fair value of net assets requires significant management estimates and judgments. The allocation of the fair value is based on the best information available as of the date of the assessment. The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments in either step of the process, including with respect to the projected future cash flows of our reporting unit, the discount rate used to reduce such projected future cash flows to their net present value, the resultant implied control premium relative to our market capitalization, and the appraised fair value of the tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the net assets and, accordingly, could materially increase or decrease any related impairment charge. The first step of the impairment testing process considers company-specific projections, the discount rate and our market capitalization around the testing period. We have determined that its latest projections which were used to determine the planned financing requirements would need to be further refined. Due to the complexity of this process, we will not be able to complete the measurement of the implied fair value of goodwill until a subsequent reporting period, and we have determined that any potential impairment of goodwill or intangibles cannot be reasonably determined at this time. If we determine upon further analysis in conjunction with step 2 of the impairment testing and other requirements under generally accepted accounting principles of the United States of America, that its fair value is below its carrying value, then we may incur impairments of up to $10,000,000.

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

Effective March of 2007, we adopted the Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for us for fiscal 2007. The adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

Effective March 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As a result, we will adopt the provisions of SFAS 157 for non-financial assets and liabilities as of March 1, 2009 and are currently assessing the impact this pronouncement will have on our financial statements. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our results of operations or financial position. As of February 28, 2009, the Company did not hold any material financial assets or liabilities.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This statement will become effective 60 days following SEC approval. We do not believe this statement will have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We have exposure to market rate risk for changes in interest rates related to our variable interest credit facility discussed in Item 7 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We currently do not have any long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For fiscal 2009, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

Foreign Currency Risk

We conduct a significant portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar increases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During fiscal 2009, we derived approximately $7,991,000, or 17%, of our net revenue from exhibitions located outside of the U.S. During fiscal 2009, we incurred a loss of $61,000 from foreign currency translation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheet of Premier Exhibitions, Inc. and subsidiaries (the “Company”) as of February 29, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the two years in the period ended February 29, 2008. We also have audited the Company’s internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statement included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and Subsidiaries as of February 29, 2008, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company

Certified Public Accountants, P.C.

New York, New York

May 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheet of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 28, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2009 and the results of their operations and their cash flows for the year ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 7, 2009 expressed an unqualified opinion thereon.

/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland

Atlanta, Georgia

May 7, 2009

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29, 2008	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,426,000	$4,452,000
Certificates of deposit and other investments	1,055,000	1,277,000
Accounts receivable, net of allowance for doubtful accounts of $378,000 and $1,193,000, respectively	3,590,000	5,009,000
Carpathia receivable, related party	2,500,000	—
Merchandise inventory, net of reserve of $0 and $143,000, respectively	291,000	431,000
Income taxes receivable	982,000	3,806,000
Deferred income taxes	—	1,408,000
Prepaid expenses and other current assets	3,682,000	4,981,000

Total current assets	28,526,000	21,364,000

Artifacts owned, at cost	3,088,000	3,081,000
Salvor’s lien	1,000	1,000
Property and equipment, net of accumulated depreciation of $4,707,000 and $7,503,000 respectively	7,308,000	15,706,000
Exhibition licenses, net of accumulated amortization of $2,752,000 and $4,846,000, respectively	8,450,000	7,225,000
Goodwill, net	1,377,000	2,567,000
Deferred income taxes	1,660,000	2,685,000
Note receivable	—	625,000
Other assets	251,000	521,000

	$50,661,000	$53,775,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,565,000	11,712,000
Deferred revenue	—	2,340,000

Total current liabilities	3,565,000	14,052,000

Long-Term liabilities:
Income taxes payable	—	1,166,000

Total long-term liabilities	—	1,166,000

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares issued and outstanding 30,166,614 and 30,481,448 shares at February 29, 2008 and February 28, 2009, respectively	3,000	3,000
Additional paid-in capital	43,147,000	44,691,000
Retained earnings	11,406,000	1,384,000
Accumulated other comprehensive loss	(270,000)	(331,000)
Less treasury stock, at cost; 1,066,449 shares at February 29, 2008 and February 28, 2009	(7,190,000)	(7,190,000)

Total shareholders’ equity	47,096,000	38,557,000

	$50,661,000	$53,775,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 28 (29),
	2007	2008	2009
Revenue:
Exhibition revenue	$28,916,000	$59,231,000	$46,722,000
Merchandise and other	1,061,000	2,142,000	7,073,000
Sale of coal	110,000	81,000	98,000

Total revenue	30,087,000	61,454,000	53,893,000

Cost of revenue:
Exhibition costs	7,707,000	20,457,000	28,406,000
Cost of merchandise sold	182,000	457,000	2,816,000
Cost of coal sold	13,000	19,000	19,000

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	7,902,000	20,933,000	31,241,000

Gross profit	22,185,000	40,521,000	22,652,000

Operating expenses:
General and administrative	9,773,000	19,626,000	27,926,000
Depreciation and amortization	1,529,000	2,911,000	4,941,000
Litigation settlement	350,000	—	—
Net (gain) loss on disposal of assets	—	(2,000)	2,132,000
Impairment of intangibles	—	—	1,663,000
Gain on sale of Carpathia, related party	(1,626,000)	—	—

Total operating expenses	10,026,000	22,535,000	36,662,000

Income (loss) from operations	12,159,000	17,986,000	(14,010,000)

Other income and expenses:
Interest income	224,000	973,000	245,000
Interest expense	(51,000)	—	(169,000)
Other income	37,000	10,000	106,000

Total other income and expenses	210,000	983,000	182,000

Income (loss) before income taxes	12,369,000	18,969,000	(13,828,000)

Provision for (benefit from) income taxes	4,948,000	6,660,000	(3,806,000)

Net income (loss)	$7,421,000	$12,309,000	$(10,022,000)

Net income (loss) per share:
Basic income (loss) per common share	$0.27	$0.42	$(0.34)

Diluted income (loss) per common share	$0.24	$0.37	$(0.34)

Shares used in basic per share calculations	27,674,221	29,653,994	29,213,768
Shares used in diluted per share calculations	31,047,056	33,379,462	29,213,768

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended February 28 (29),
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$7,421,000	$12,309,000	$(10,022,000)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,529,000	2,911,000	4,850,000
Stock based compensation	2,241,000	4,671,000	1,428,000
Increase (decrease) in cost of artifacts	11,000	—	(7,000)
Allowance for doubtful accounts	257,000	126,000	815,000
Excess tax benefit on the exercise of employee stock options	—	(1,440,000)	140,000
Gain on sale of Carpathia, related party	(1,626,000)	—	—
Net loss on disposal of assets	—	—	2,132,000
Impairment of intangibles	—	—	1,663,000
Changes in operating assets and liabilities:			—
(Increase) in accounts receivable	(1,722,000)	(666,000)	(2,219,000)
(Increase) in merchandise inventory, net of reserve	—	—	(899,000)
Decrease (increase) in deferred income taxes	2,266,000	(1,422,000)	(1,693,000)
Decrease (increase) in prepaid expenses and other assets	1,149,000	(1,639,000)	42,000
(Increase) in income taxes receivable	—	—	(3,791,000)
Decrease in other assets	132,000	—	—
Decrease (increase) in deferred revenue	236,000	(562,000)	1,385,000
Increase in accounts payable and accrued liabilities	412,000	2,114,000	7,693,000
(Decrease) in common stock payable	(830,000)	—	—
Increase in income taxes payable	—	740,000	—

Total adjustments	4,055,000	4,833,000	11,539,000

Net cash provided by operating activities	11,476,000	17,142,000	1,517,000

Cash flows from investing activities:
Proceeds from Carpathia receivable	—	—	2,500,000
Purchases of property and equipment	(2,357,000)	(5,250,000)	(11,612,000)
Purchase of exhibition licenses	(550,000)	(2,906,000)	(1,886,000)
Acquisitions, net of cash received	—	(5,000,000)	(2,101,000)
Purchase of subrogation rights	—	(250,000)	—
Unrealized gain or loss on certificate deposit	—	(55,000)	—
Net increase in marketable securities	—	—	(222,000)
Purchase/sale of certificate of deposit	500,000	(1,000,000)	—
Proceeds from disposal of assets	—	—	400,000
Note receivable	—	—	(625,000)

Net cash used in investing activities	(2,407,000)	(14,461,000)	(13,546,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	—	9,833,000
Payments on revolving line of credit	—	—	(9,833,000)
Proceeds from notes payable	342,000	—	—
Company stock repurchase	—	(6,777,000)	—
Reduction in marketable securities	70,000	—	—
Principal payments on notes payable	(1,690,000)	—	—
Proceeds from option and warrant exercises	2,288,000	2,412,000	256,000
Excess tax benefit on the exercise of employee stock options	2,630,000	1,440,000	(140,000)

Net cash provided by financing activities	3,640,000	(2,925,000)	116,000

Effects of exchange rate changes on cash and cash equivalents	(27,000)	(141,000)	(61,000)

Net increase (decrease) in cash and cash equivalents	12,682,000	(385,000)	(11,974,000)
Cash and cash equivalents at beginning of year	4,129,000	16,811,000	16,426,000

Cash and cash equivalents at end of year	$16,811,000	$16,426,000	$4,452,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,000	$—	$—

Cash paid during the period for taxes	$—	$7,252,000	$1,529,000

Supplemental disclosure of non-cash operating activities:
Non-cash withholding taxes receivable	$—	$—	$2,189,000

Non-cash withholding taxes payable	$—	$—	$(2,189,000)

Uncertain tax position	$—	$—	$1,166,000

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$413,000	$90,500	$—

Unrealized gain or loss on certificate of deposit	$—	$(55,000)	$—

Note receivable	$—	$—	$(625,000)

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years Ended February 28, 2007, February 29, 2008 and February 28, 2009

	Common Stock		Common Stock Payable	Additional Paid-In Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Stockholders’ Equity
	Number of Shares	Amount
Balance, February 28, 2006	26,062,089	$3,000	$920,000	$27,178,000	$(8,324,000)	$(102,000)	$—	$19,675,000

Common stock issued for exercise of warrants	1,087,436	—	80,000	1,852,000	—	—	—	1,932,000
Common stock issued for exercise of options	1,454,793	—	(87,000)	856,000	—	—	(413,000)	356,000
Excess tax benefit on stock options	—	—	—	2,630,000	—	—	—	2,630,000
Stock compensation costs	400,000	—	(823,000)	1,736,000	—	—	—	913,000
Net income	—	—	—	—	7,421,000	—	—	7,421,000
Other comprehensive income/(loss):
Unrealized loss on marketable securities	—	—	—	—	—	(70,000)	—	(70,000)
Foreign currency translation loss	—	—	—	—	—	43,000	—	43,000

Total comprehensive income:								7,394,000

Balance, February 28, 2007	29,004,318	3,000	90,000	34,252,000	(903,000)	(129,000)	(413,000)	$32,900,000

Common stock issued for exercise of warrants	862,241	—	(90,000)	2,184,000	—	—	—	2,094,000
Common stock issued for exercise of options	300,055	—	—	600,000	—	—	—	600,000
Purchase of Company Stock	(1,066,449)	—	—	—	—	—	(6,777,000)	(6,777,000)
Excess tax benefit on stock options	—	—	—	1,440,000	—	—	—	1,440,000
Stock compensation costs	—	—	—	4,671,000	—	—	—	4,671,000
Net income	—	—	—	—	12,309,000	—	—	12,309,000
Other comprehensive income/(loss):
Foreign currency translation loss	—	—	—	—	—	(151,000)	—	(151,000)
Unrealized loss on marketable securities	—	—	—	—	—	10,000	—	10,000

Total comprehensive income:								12,168,000

Balance, February 29, 2008	29,100,165	3,000	—	43,147,000	11,406,000	(270,000)	(7,190,000)	$47,096,000

Common stock issued for exercise of warrants	50,000	—	—	50,000	—	—	—	50,000
								—
Common stock issued for exercise of options	158,167	—	—	206,000	—	—	—	206,000
								—
Purchase of Company Stock	—	—	—	—	—	—	—	—
Issuance of Restricted Stock	106,667	—	—	842,000	—	—	—	842,000
Excess tax benefit on stock options	—	—	—	(140,000)	—	—	—	(140,000)
Stock compensation costs	—	—	—	586,000	—	—	—	586,000
Net loss	—	—	—	—	(10,022,000)	—	—	(10,022,000)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	(61,000)	—	(61,000)

Total comprehensive loss:								(10,083,000)

Balance, February 28, 2009	29,414,999	$3,000	$—	$44,691,000	$1,384,000	$(331,000)	$(7,190,000)	$38,557,000

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

The Company presently operates or has plans to operate five different exhibitions: (i) “Titanic: The Artifact Exhibition,” “Titanic Aquatic,” and “Titanic: Treasures from the Deep;” (ii) “Bodies…The Exhibition,” “Bodies Revealed” and “Our Body: The Universe Within;” (iii) “Dialog in the Dark;” (iv) “Sports Immortals, The Traveling Exhibition;” and (v) “Star Trek, The Exhibition.”

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

The Company currently has the ability to operate eight concurrent Titanic exhibitions, six of which are known as “Titanic: The Artifact Exhibition,” one of which is known as “Titanic Aquatic” and one known as “Titanic: Treasures from the Deep.” During its fiscal year ended February 28, 2009, the Company presented its seven separate Titanic exhibitions at fifteen venues.

The Company presently is in possession of a number of human anatomy specimens, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” “Bodies... The Exhibition” and “Our Body: The Universe Within.” These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. During its fiscal year ended February 28, 2009, the Company presented its nineteen separate human anatomy exhibitions at thirty-three venues.

On February 25, 2008, the Company entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” The Company’s “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” again without the use of sight. The Company opened its first “Dialog in the Dark” exhibition in Atlanta, Georgia in August 2008, and the second opened in Kansas City, Missouri in November 2008.

On March 13, 2008, the Company entered into a long-term license agreement with Sports Immortals, Inc. to present, promote and conduct multiple “Sports Immortals, The Traveling Exhibition” exhibitions, each of which will feature sports artifacts and memorabilia. The Company’s agreement with Sports Immortals, Inc. also grants it the exclusive right to manufacture and sell “Sports Immortals” brand merchandise in conjunction with Company exhibitions. As of this date, the Company’s “Sports Immortals” exhibitions have been placed on hold.

In June 2008, the Company announced that it entered into an exclusive agreement to present “Star Trek, The Exhibition.” This multi-city touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, set re-creations, costumes and props from five television series and ten films over the last forty-plus years. “Star Trek, The Exhibition” will fully immerse the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full motion Star Trek-based flight simulators; the ability for visitors to sit on a full size U.S.S. Enterprise bridge from the original television series; and detailed re-creations of original sets. During fiscal 2009, we opened Star Trek in San Diego, California; Phoenix, Arizona; and Detroit, Michigan. A fourth exhibition is scheduled to open in Philadelphia, Pennsylvania during the first quarter of fiscal 2010.

As discussed in Note 12, on May 6, 2009 we entered into a note agreement which will provide up to $12,000,000 in funding to the Company. Management believes that this financing, along with cost reduction initiatives and revised business plans, will be sufficient to fund operations for the next twelve months.

Summary of Significant Accounting Policies

The Company has identified the policies below as significant to the business operations and the understanding of the results of operations. In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial conditions in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the significant accounting policies that are important to the portrayal of the financial condition and results of operations and require the most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(a) Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship.

EITF 00-21 provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company. To the extent arrangements contain multiple deliverables, the Company performs an analysis of the nature of the deliverables to determine to what extent the revenue recognition for the deliverables within the arrangement are governed by any “higher level authoritative literature” (as defined in EITF 00-21). In regards to arrangements containing multiple performance elements, revenue recognition on delivered elements is predicated upon the establishment of vendor-specific objective evidence (VSOE) of the fair value for the undelivered elements and applying the residual method of EITF 00-21 if necessary. Fair value is determined for each undelivered element based on the price the Company charges when the item is sold separately.

Deferred revenue includes payments or billings recorded prior to performance and amounts received under multiple element arrangements in which the VSOE for the undelivered elements does not exist. In these instances revenue is recognized when the VSOE for the undelivered elements is established or when all contractual elements have been completed and delivered.

(i) Exhibition Revenue

The Company recognizes exhibition revenue for exhibits when earned and reasonably estimable. The exhibition agreements may have a fixed fee, may be based on a percentage of revenue, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

•	persuasive evidence of an exhibition arrangement with a customer exists;

•	the exhibition is complete and, in accordance with the terms of the arrangement;

•	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

If all of the conditions as outlined above are not met, revenue is recorded as deferred revenue until all conditions are met.

The Company’s revenue may be predicated on a percentage or share of customers’ revenue from the exhibition. The Company’s percentage of the ticket sales for these exhibits, as well as merchandise sales are recognized at the point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

In exhibition arrangements that have a variable fee structure, a customer or joint venture partner may guarantee to pay a nonrefundable minimum amount that is to be applied against variable fees. The Company records this non-refundable guarantee as deferred revenue until all the conditions of revenue recognition have been met.

Customers and joint venture partners provide the Company with gross receipt information, marketing costs, promotional costs and information regarding any other fees and expenses. The Company utilizes this information to determine its portion of the revenue by applying the contractual provisions included in the arrangements with the customers and joint venture partners. The amount of revenue recognized in any given quarter or quarters from all exhibitions depends on the timing, accuracy and sufficiency of information received from customers and joint venture partners to determine revenues and associated gross profits.

(ii) Merchandise and Coal Revenue

Revenues collected by third-party vendors with respect to the sale of exhibit-related merchandise is recorded when the merchandise is shipped to the third-party vendor. Revenue from sales of coal recovered from the wreck of the Titanic is recognized at the date of shipment to customers. Recovery costs attributable to the coal are charged to operations as revenue from coal sales when recognized.

(iii) Audio Tour Revenue.

Revenue derived from equipping and operating an audio tour is recognized upon customer purchase of the audio tour.

(iv) Sponsorship Revenue.

Revenues from corporate sponsors of an exhibition are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. Revenue from the granting of sponsorship rights related to our dives to the wreck of the Titanic is recognized at the completion of the expedition.

(v) Licensing Revenue.

Revenue from the licensing of the production and exploitation of audio and visual recordings by third-parties, related to our expeditions to the wreck of the Titanic, is recognized at the time that the expedition and dive takes place. Revenue from the licensing of still photographs and video is recognized at the time the rights are granted to the licensee.

(b) Cash and Cash Equivalents

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

(c) Investments

Marketable securities which are available for sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within shareholders’ equity.

(d) Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables. The allowance for bad debt is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The Company’s bad debt expense for its fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009 was $257,000, $196,000 and $839,000, respectively. The Company’s ending bad debt allowance as of February 28, 2009 is $1,193,000, which management considers adequate. However, given the current poor economic environment, actual uncollectible receivables could exceed management’s estimate.

(e) Merchandise Inventory

Merchandise inventory is stated at the lower of cost or market value and consist only of finished goods. The Company accounts for all inventories on the first-in, first-out (“FIFO”) method. Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization. The Company’s inventory obsolescence expense for its fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009 was $0, $0 and $143,000, respectively.

(f) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition, and reimbursable expenses that are capitalized and recovered from museums, promoters or our co-presentation partner.

(g) Artifacts

Costs associated with the care, management and preservation of artifacts recovered from the wreck of the Titanic are expensed as incurred. A majority of the Company’s Titanic artifacts not in exhibition are located within the U.S.

To ascertain that the aggregate NRV of Titanic artifacts exceeds the direct costs of recovery of such artifacts, the Company evaluates various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other evidential matter regarding the public interest in the Titanic.

(h) Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets

Exhibitory equipment	5 years
Vehicles	5 years
Office equipment	3 years
Computers and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or remaining lease term

(i) Exhibition Licenses

Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs paid for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s debut.

Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions utilizing anatomical specimens, whether there are any anatomical specimen-related exhibitions planned for the future, and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecast future exhibition revenues are less than the revenue required to amortize the remaining licensing costs. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.

(j) Goodwill

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142. Goodwill and other intangible assets with indefinite lives are tested for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value below its carrying value). The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company has one reporting unit, exhibitions. The determination of discounted cash flows for our reporting unit requires significant management judgment with respect to revenues, gross margin and general and administrative costs, capital expenditures and the selection and use of an appropriate discount rate. The projected revenues, gross margin and general and administrative expense assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of the reporting unit are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value exceeds its estimated fair value in the first step, a second step is performed. The second step requires the Company to allocate the fair value derived in the first step to the fair value of the net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. The Company tested its goodwill and intangibles in the fourth quarter of fiscal year ending 2009 and no impairment was indicated in its stage 1 testing. Significant changes have occurred within the Company since the fourth quarter of fiscal 2009, including the addition of new board members including a new Chairman of the Board, the departure of executive officers, and the placement of a new interim Chief Executive Officer (“CEO”), continued deterioration of cash flows from operations, the overall decline in the general economic environment in recent periods, and the continued decline in the Company’s market capitalization. During the first quarter of fiscal 2010, the Company began evaluating what options are available for its financing of current operations and, as a part of that process, the Company prepared a conservative business plan and financial forecast. In conjunction with actual and planned changes, the Company determined that an additional goodwill impairment test was required as of April 29, 2009. Based on these projections, management believes that the Company’s reporting unit exceeded its fair value at April 29, 2009, which resulted in the Company’s reporting unit failing the first step of the goodwill impairment test.

The second step of the impairment testing process requires, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. The allocation of the fair value derived in the first step of the impairment test to the fair value of net assets requires significant management estimates and judgments. The allocation of the fair value is based on the best information available as of the date of the assessment. The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments in either step of the process, including with respect to the projected future cash flows of the Company’s reporting unit, the discount rate used to reduce such projected future cash flows to their net present value, the resultant implied control premium relative to the Company’s market capitalization, and the appraised fair value of the tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the net assets and, accordingly, could materially increase or decrease any related impairment charge. The first step of the impairment testing process considers company-specific projections, the discount rate and the Company’s market capitalization around the testing period. The Company has determined that its latest projections which were used to determine the planned financing requirements would need to be further refined. Due to the complexity of this process, the Company will not be able to complete the measurement of the implied fair value of goodwill until a subsequent reporting period, and the Company has determined that any potential impairment of goodwill or intangibles cannot be reasonably determined at this time. If the Company determines upon further analysis in conjunction with step 2 of the impairment testing and other requirements under generally accepted accounting principles of the United States of America, that its fair value is below its carrying value, then the Company may incur impairments of up to $10,000,000.

(k) Income Taxes

The Company accounts for income taxes using the asset and liability method which recognizes deferred tax assets and liabilities for the future tax impact attributable to differences in the basis of assets and liabilities reported for financial statement and income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Effective March of 2007 the Company adopted the Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. As used in FIN 48, the term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.

(l) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and non-vested share awards. The computation of dilutive shares outstanding excludes the out-of-the-money non-qualified stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

(m) Legal Contingencies

The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for the Company for the fiscal year ended February 28, 2007. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective March 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157 , which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As a result, we will adopt the provisions of SFAS 157 for non-financial assets and liabilities as of March 1, 2009 and are currently assessing the impact this pronouncement will have on our financial statements. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our results of operations or financial position. As of February 28, 2009, we did not hold any material financial assets or liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is in the process of determining what effect the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

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

Note 2. Artifacts

Artifacts recovered in the 1987 Titanic expedition are carried at the lower of cost of recovery or NRV. The government of France granted the Company ownership of these artifacts in 1993. The costs of recovery are the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. Coal recovered in two expeditions is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During year ended February 28, 2007, February 29, 2008 and February 28, 2009, $11,000, $7,000 and $7,000, respectively, were deducted from artifacts.

Artifacts, at cost, consists of the following:

	February 29, 2008	February 28, 2009
Artifacts recovered, Titanic	$3,088,000	$3,081,000

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

Note 3. Balance Sheet Details

The composition of cash and cash equivalents, and certificates of deposits and other investments is as follows:

	February 29, 2008	February 28, 2009
Cash and cash equivalents:
Cash	$5,142,000	$542,000
Money market mutual funds	11,284,000	3,910,000

Total	16,426,000	4,452,000

Certificate of deposit and other investments:
Certificate of deposit	1,045,000	1,263,000
Marketable securities	10,000	14,000

Total	1,055,000	1,277,000

Total	$17,481,000	$5,729,000

The composition of prepaid expenses and other current assets is as follows:

	February 29, 2008	February 28, 2009
Deposits and advances	$659,000	$54,000
Prepaid insurance	146,000	258,000
Prepaid leases	1,088,000	854,000
Withholding tax receivable	—	2,142,000
Other receivables	739,000	535,000
Prepaid services	1,050,000	1,138,000

Total	$3,682,000	$4,981,000

The composition of property and equipment, which is stated at cost, is as follows:

	February 29, 2008	February 28, 2009
Exhibitry	$9,703,000	$12,179,000
Vehicles and equipment	484,000	570,000
Office equipment	1,076,000	2,038,000
Leasehold improvements	9,000	7,449,000
Furniture and fixtures	743,000	973,000

	12,015,000	23,209,000
Less accumulated depreciation	4,707,000	7,503,000

Total	$7,308,000	$15,706,000

Depreciation expense was $769,000, $1,566,000 and $2,882,000 for the fiscal years ended 2007, 2008 and 2009, respectively.

The composition of the Company’s exhibition licenses is as follows:

	February 29, 2008	February 28, 2009
Exhibition license (April 2004)	$685,000	$685,000
Exhibition license (May 2005)	3,438,000	3,438,000
Exhibition license (February 2007)	550,000	550,000
Exhibition license (February 2007)	793,000	912,000
Exhibition license (March 2007)	700,000	700,000
Exhibition license (May 2007)	600,000	600,000
Exhibition license (October 2007)	813,000	813,000
Exhibition license (December 2007)	3,623,000	3,623,000
Exhibition license (February 2008)	—	500,000
Exhibition license (June 2008)	—	250,000

	11,202,000	12,071,000
Less accumulated amortization	2,752,000	4,846,000

Total	$8,450,000	$7,225,000

For years ended February 28, 2007, February 29, 2008 and February 28, 2009, amortization expense was $760,000, $1,345,000 and $2,059,000, respectively.

In April 2004, the Company entered into an exhibition tour agreement to license the rights to exhibit certain anatomical specimens owned by Exhibit Human: The Wonders Within, Inc. The licensed specimens are currently in the Company’s possession and are being exhibited in one of its exhibitions. The Company advanced $685,000 in cash to the licensor under the license and exhibition tour agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years (the original term of this license is five years with automatic extensions for an additional five years at the Company’s option, which extensions do not require payment of any additional consideration by the Company). The useful life of the April 2004 agreement coincides with the term of the agreement. As of February 28, 2009, accumulated amortization was $240,000.

In May 2005, the Company acquired a company that held certain exclusive licensing rights to certain anatomical specimens and exhibitry that significantly broadened the Company’s offerings in its human anatomy educational exhibition business. The purchase price paid for the license was $3,438,000 in the form of cash, common stock, warrants, and the assumption of debt which represents its fair value. This amount was recorded as an intangible asset and is being amortized over its estimated benefit period of five years. As of February 28, 2009, accumulated amortization was $2,578,000.

In February 2007, the Company entered into a Specimen License Agreement to license specimens for use in the Company’s human anatomy exhibitions owned by Dalian Hoffen Bio Technique Company Limited. The licensed specimens are currently in the Company’s possession and are being exhibited in its exhibitions. The Company advanced $550,000 to the licensor under the Specimen License Agreement. The Company recorded this amount as an intangible asset, and the Company is amortizing the license over its useful life, which is ten years. The useful life of the February 2007 agreement coincides with the term of the agreement. As of February 28, 2009 accumulated amortization was $115,000.

The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009 the Company had provided funding of approximately $912,000. Additional cost could be incurred for the conservation of the artifacts recovered as a part of the initial expedition. These costs are not expected to be material. The Company will start amortizing this license agreement when the artifacts are ready for display with the opening of Titanic in St. Paul, Minnesota. It will be amortized over the remaining term of the agreement or its useful life.

During the twelve months ended February 29, 2008, the Company entered into three additional agreements for the licensing of human anatomy specimens. The aggregate cash consideration for these additional license agreements was $2,113,000. The two license agreements entered into in March and May 2007 are being amortized over 35 years. The license agreement entered into in October 2007 is being amortized over 10 years. Amortization coincides with the term of each agreement and useful life of the assets licensed. As of February 28, 2009 accumulated amortization was $188,000.

In December 2007, the Company acquired the license rights to promote three additional full sets of human anatomy specimens pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC, pursuant to a transaction in which the Company acquired all of the outstanding membership interests of such entity. Amounts assigned to the licenses and contracts of such acquisition are approximately $3,623,000. These licenses are being amortized over approximately five years, which coincides with the terms of the agreement and the useful lives of the assets licensed and the contract duration. As of February 28, 2009 accumulated amortization was $1,525,000.

On February 25, 2008, the Company entered into a five-year license agreement to promote, present and produce the exhibition “Dialog in the Dark”, which provides insight and experience to the paradox of learning to see without the use of sight. As of February 28, 2009, the Company advanced $500,000 to the licensor under the license agreement and will amortize based on the terms of the agreement. As of February 28, 2009 accumulated amortization was $200,000.

On March 13, 2008, the Company entered into a long-term license agreement with Sports Immortals, Inc. to present multiple “Sports Immortals, The Traveling Exhibitions.” To date, these exhibitions have been put on hold. As of February 28, 2009, the Company recorded an impairment of intangible assets in the amount of $1,500,000 (see Note 9 to our Consolidated Financial Statements).

On May 20, 2008, the Company advanced $250,000 to other licensor(s) for the right to present and promote exhibitions.

Based on the current amounts of exhibition licenses subject to amortization, the estimated amortization expense for each of the succeeding 5 years for years ending February 28, 2010, February 28, 2011, February 29, 2012, February 28, 2013 and February 28, 2014 are $986,000, $799,000, $799,000, $660,000, and $244,000, respectively. A change in amortization periods and or impairments might result as the Company completes its business analysis and financing options which are discussed in Note 1.

The composition of accounts payable and accrued liabilities is as follows:

	February 29, 2008	February 28, 2009
Operations and marketing costs	$782,000	$4,981,000
Professional and consulting fees payable	97,000	889,000
Settlement accruals	253,000	—
Payroll and payroll taxes	663,000	805,000
Sales and use taxes	181,000	103,000
Withholding tax liability	—	2,127,000
St. Petersburg loss accrual	476,000	258,000
Marketing costs	480,000	—
Merchandise	114,000	—
Audio & exhibitry	239,000	—
Other	280,000	2,549,000

Total accounts payable and accrual expense	$3,565,000	$11,712,000

For the periods ending February 28, 2007, February 29, 2008 and February 28, 2009, the Company incurred marketing and advertising expense of $918,000, $5,704,000 and $5,951,000, respectively.

Note 4. Income Taxes

A summary of the components of the provision (benefit) for income taxes for the years ended February 29, 2008 and February 28, 2009 consists of the following:

	February 28, 2007	February 29, 2008	February 28, 2009
Current income tax expense (benefit):
Federal	$2,077,000	$7,354,000	$(1,352,000)
State	367,000	966,000	373,000

Total current income tax expense (benefit)	2,444,000	8,320,000	(979,000)

Deferred income tax expense (benefit):
Federal	2,504,000	(1,444,000)	(2,294,000)
State	—	(216,000)	(533,000)

Total deferred income tax expense (benefit)	2,504,000	(1,660,000)	(2,827,000)

Total income tax expense (benefit)	$4,948,000	$6,660,000	$(3,806,000)

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	February 28, 2007	February 29, 2008	February 28, 2009
Statutory federal income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal tax benefit	6.00%	3.00%	1.15%
Nondeductible expenses	0.00%	0.10%	-3.70%
Adjustments of prior year amounts	0.00%	-0.70%	-2.80%
Federal tax credits	0.00%	-1.30%	0.00%
Uncertain tax matters	0.00%	0.00%	-1.60%
Other	0.00%	0.00%	0.42%

	40.00%	35.10%	27.47%

Deferred income taxes recorded on the Company’s balance sheet result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income tax asset consists of the following:

	February 29, 2008	February 28, 2009
Current deferred tax assets (liabilities):
Accrued expenses	$—	$986,000
Accounts receivable	154,000	455,000
Inventory	—	55,000
Other	—	10,000
Prepaid insurance	—	(98,000)

Net current deferred tax assets	154,000	1,408,000

Noncurrent deferred tax assets (liabilities)
Equity compensation	1,665,000	2,050,000
Net operating loss carryforwards	—	333,000
FIN 48 temporary differences	—	952,000
Contribution carryforwards	—	19,000
Intangible assets	—	7,000
Fixed assets	(159,000)	(676,000)

Net noncurrent deferred tax assets	1,506,000	2,685,000

Net deferred tax assets	$1,660,000	$4,093,000

Management believes that it is more-likely than not that the Company will realize the benefits of these deductible temporary differences based upon the existence of sufficient taxable income of the appropriate character in the carry back period under the tax law and the expected reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $7,700,000 of U.S. federal net operating losses that are available as either carryforwards or carrybacks. These net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has not performed an analysis to determine how much of these losses may be limited. The Company intends to carryback approximately $7,400,000 of the federal net operating losses once the February 28, 2009 federal income tax return is filed. The Company also has approximately $4,700,000 of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in the fiscal year ended February 28, 2009 and will expire beginning in the fiscal year ending February 28, 2014.

The Company considers the earnings of its three UK foreign subsidiaries to be indefinitely reinvested under APB 23.

The Company has elected to record interest and penalties as a component of income tax expense. The total amount of unrecognized tax benefits at February 28, 2009, including interest and penalties, is $1,166,000 and is included in income taxes payable on the balance sheet.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007 “FIN 48.” No liability for unrecognized tax benefits was recorded as a result of the implementation of FIN 48. The liability as of the end of the year is included in non-current income taxes payable on the Company’s balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits at February 29, 2008:
Increase in unrecognized tax benefits for positions taken in prior year	$1,083,000
Accrued interest and penalties	83,000
Increases and decreases for positions taken in the current year	—
Decreases as a result of settlement with taxing authorities	—
Decreases as a result of the lapse of the statute of limitations	—

Unrecognized income tax benefit at February 28, 2009	$1,166,000

The Company has accrued interest and penalties of approximately $83,000 on these unrecognized tax benefits. If these unrecognized tax benefits were to become recognized, approximately $155,000 would impact the effective tax rate. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended February 28, 2007; however, no tax has been assessed at this time. Tax returns for fiscal years ending February 28, 1999 through February 29, 2008 are open and may be subject to examination. The Company also has open tax years in accordance with state tax laws; however, currently the Company is not under any state income tax examinations.

Note 5. Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss):

	Year Ended February 28 (29),
	2007	2008	2009
Numerator:
Net income (loss)	$7,421,000	$12,309,000	$(10,022,000)

Denominator:
Basic weighted-average shares outstanding	27,674,221	29,653,994	29,213,768
Effect of dilutive stock options and warrants	3,372,835	3,725,468	—

Diluted weighted-average shares outstanding	31,047,056	33,379,462	29,213,768

Net income (loss) per share:
Basic	$0.27	$0.42	$(0.34)

Diluted	$0.24	$0.37	$(0.34)

Since the year ended February 28, 2009 resulted in a net loss, the impact of the dilutive effect of stock options was not added to the weighted average shares. Common stock options were not included in the diluted income (loss) per share computation because the options exercise price was greater than the average market price of the common shares for the year ends presented or they were anti-dilutive. The number of shares not included was 0, 131,236 and 2,836,205 for fiscal years ended 2007, 2008 and 2009, respectively.

Note 6. Other Comprehensive Loss

The composition of accumulated other comprehensive loss is as follows:

	February 29, 2008	February 28, 2009
Balance at beginning of year	$(129,000)	$(270,000)
Foreign currency translation adjustments	(151,000)	(61,000)
Unrealized loss (gain) on marketable securities	10,000	—

Balance at end of year	$(270,000)	$(331,000)

Note 7. Stock Compensation

Common Stock Issuances

During the year ended February 28, 2009, the Company received approximately $206,000 from the exercise of 158,167 options to purchase shares of common stock at exercise prices ranging from $0.32 to $2.15 per share. During the year ended February 29, 2008, the Company received approximately $600,000 from the exercise of 300,055 options to purchase shares of common stock at exercise prices ranging from $0.28 to $3.95 per share.

During the year ended February 28, 2009, the Company received approximately $50,000 from the exercise of 50,000 warrants to purchase shares of common stock at exercise price of $1.00 per share. During the year ended February 29, 2008, the Company received approximately $2,184,000 from the exercise of 862,241 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50 per share. During the year ended February 28, 2007, the Company received approximately $1,930,000 from the exercise of 1,087,436 warrants to purchase shares of common stock at exercise prices ranging from $1.25 to $2.50.

During fiscal year ending February 28, 2009, the Company issued 300,000 warrants at a fair value of $3.22 per unit with an average vesting period of three years at a strike price of $4.57.

During the year ended February 28, 2009, the Company issued an aggregate of 70,000 shares of restricted common stock to one of its senior executive officers as inducement awards outside of Company’s stock plans in connection with the commencement of their employment. During the year ended February 29, 2008, the Company issued an aggregate of 730,000 shares of common stock to three of its Senior Management members as an inducement award outside of the Company’s stock plan in connection with their appointment to the Company’s Board of Directors.

During the year ended February 28, 2009, the Company did not issue any shares of common stock to its Directors in connection with their appointment to the Company’s Board of Directors. During the year ended February 29, 2008, the Company issued an aggregate of 50,000 shares of common stock to two of its directors (25,000 shares each) outside of the Company’s stock plans in connection with their appointment to the Company’s Board of Directors.

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

On June 23, 2007, the Company adopted the 2007 Restricted Stock Plan (the “2007 Plan”), which was amended and restated on April 23, 2009 to provide for grants of restricted stock units and for shorter vesting on any awards to non-employee directors. The maximum number of shares of common stock with respect to which restricted stock awards may be awarded under the Plan may not exceed 250,000 shares. Restricted stock is generally granted with a price equal to the market price for the Company’s common stock on the date of the grant and generally vests between three and five years. The Company has granted 25,000 shares of stock under the plan. As of February 28, 2009, there were 25,000 shares granted of which 16,666 were not vested under the 2007 Plan. The Company granted the restricted stock units as compensation for the 2009 calendar year to its non-employee directors other than Mr. Sellers. Mr. Sellers volunteered not to accept any compensation for his services as a director or chairman of the Company’s Board of Directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The stock units vest on the earlier of (i) January 1, 2010, (ii) a change of control, or (iii) the day when a director ceases to serve on the Company’s Board of Directors. If a director ceases to be a member of the Company’s Board of Directors, his stock units will vest immediately and proportionately to the period of time served by the director during the year. (See Note 17 “Subsequent Events” for additional discussion on restricted stock granted under the 2007 Plan.)

On October 30, 2007, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 of the Company’s outstanding common shares. During January 2008, the Company purchased 1,000,000 shares for approximately $6,700,000 pursuant to the board authorized plan. On February 19, 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 3,000,000 of the Company’s outstanding common shares. As of February 28, 2009, the Company has not repurchased any additional shares of the Company’s outstanding stock.

The following table summarizes activity under the Company’s equity incentive plans for the years ended February 28, 2007, February 29, 2008, and February 28, 2009:

	February 28, 2007		February 29, 2008		February 28, 2009
	Number of Unexercised Options	Weighted Average Exercise Price	Number of Unexercised Options	Weighted Average Exercise Price	Number of Unexercised Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,546,672	$1.05	2,992,039	$2.00	2,692,177	$2.12
Granted	780,000	4.05	10,000	9.93	—	—
Exercised	(1,247,966)	0.56	(309,862)	1.25	(158,167)	1.26
Forfeited or expired	(86,667)	2.01	—	—	(16,833)	2.15

Outstanding at end of year (1)	2,992,039	$2.00	2,692,177	$2.12	2,517,177	$2.17

(1)	Options outstanding are vested or expected to vest.

The weighted-average grant-date fair value of options granted during 2007, 2008 and 2009 was $4.05, $9.93 and $0, respectively. The total intrinsic value of options exercised during fiscal years ended 2007, 2008 and 2009 was $5,280,000, $0 and $0, respectively.

The weighted-average grant-date fair value of options exercised during 2007, 2008 and 2009 was $0.56, $1.25, and $1.26, respectively. The total intrinsic value of exercised options during fiscal years ended 2007, 2008 and 2009 was $12,804,000, $1,094,000, and $0, respectively.

The following table summarizes the information about all stock options issued under shareholder-approved plans and that are outstanding at February 28, 2009:

	Options Outstanding			Options Exercisable
	Options Outstanding at February 28, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exerciseable at February 28, 2009	Weighted Average Exercise Price
Range of Exercise Prices
$.28 to $.32	353,300	4.78	$0.31	353,300	$0.31
$.40 to $.65	725,000	3.45	$0.40	725,000	$0.40
$.85 to $3.95	1,023,877	6.77	$3.14	793,879	$3.23
$4.31 to $9.93	415,000	7.16	$4.46	1,667	$5.20

	2,517,177			1,873,846

The total intrinsic value of options outstanding as of February 28, 2009 was $463,000.

The following tables summarize the information about restricted stock and stock options issued outside of shareholder-approved plans and that are outstanding at February 28, 2009:

Restricted Stock Issued Outside of Plan	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at February 28, 2007	—	$—	—
Granted	780,000	14.40	4.38
Forfeited or expired	—	—
Vested	—	—

Non-vested at February 29, 2008	780,000	14.40	4.38
Granted	70,000	4.78
Forfeited or expired	(705,000)	14.64
Vested	(98,333)	10.43

Non-vested at February 28, 2009	46,667	$4.78	2.00

Stock Options Issued Outside of Plans	Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at February 28, 2007	—	$—
Granted	1,195,000	10.14	4.68
Exercised	—	—
Forfeited or expired	—	—

Non-vested at February 29, 2008	1,195,000	10.14	4.68
Granted	40,000	3.22
Exercised	—	—
Forfeited or expired	(1,180,000)	10.22
Vested	(28,333)	3.27

Non-vested at February 28, 2009	26,667	$3.22	2.00

During the year ended February 28, 2009, the Company issued an aggregate of 40,000 options to purchase shares of common stock at exercise price of $3.22 to one of its senior executive officers as an inducement award outside of the Company’s stock plans in connection with the commencement of their employment.

The total intrinsic value of stock options issued outside shareholder-approved plans as of February 28, 2009 is $0.

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

The Company has historically used, and continues to use, the Black-Scholes option-pricing model to estimate the fair value of stock options granted. This model assumes that option exercises occur at the end of an option’s contractual term, and that expected volatility, expected dividends and risk-free interest rates are constant over the option’s term. Expected volatility is based on the historical volatility of the Company’s common stock and other factors.

The Company used the following weighted-average assumptions under the Black-Scholes model for its fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009:

	2007	2008	2009
Dividend yield	0%	0%	0%
Expected volatility	100%	50%	50%
Risk-free interest rate	6%	5%	5%
Expected lives	10	10	10

The Company based its risk-free interest rate assumption on the U.S. Treasury yield curve in effect at the time of the grant. The Company has historically not declared dividends and currently does not intend to do so in the future. As such, the Company assumed the dividend yield would be zero in its model.

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

Total compensation expense for the Company’s employee stock options, included in “general and administrative expense” on the Company’s Consolidated Statement of Operations, was approximately $1,367,000, $3,653,000 and $1,462,000 during fiscal years ended 2007, 2008 and 2009, respectively. Unamortized employee stock option expense totaled approximately $49,000 at February 28, 2009 and the Company will amortize this amount through November 2010, when the last presently issued option has fully vested.

Due to restricted stock forfeited, the Company recognized approximately $351,000 in income during the fiscal year ended February 28, 2009. Total compensation expense recognized by the Company for restricted shares granted approximated $1,018,000 for fiscal year ended February 28, 2008. Unamortized compensation expense totaled approximately $155,000 as of February 28, 2009 and the Company will amortize this amount through November 2010, when the last presently issued share has fully vested. The Company had no compensation expense related to restricted stock in the prior year.

Note 8. Acquisitions and Divestitures

On December 3, 2007, the Company acquired three additional full sets of human anatomy specimens for use in its BODIES exhibitions through an agreement with the sole owner of The Universe Within Touring Company, LLC (“The Universe Within”), whereby the Company acquired all of the outstanding membership interests of The Universe Within for $5,000,000.

On March 27, 2008, the Company acquired MGR Entertainment, Inc. (MGR), a full service entertainment merchandising company for $2,101,000, net of cash received. On December 29, 2008, the Company entered into an agreement with the former owner of MGR for the sale of selected assets of the Company’s merchandising operations for $1,025,000 plus the assumption of certain liabilities. The Company received $400,000 in cash and a note receivable of $625,000. These assets and liabilities are focused on the live music business, which is not consistent with the Company’s current business strategy, requires ongoing capital commitments and achieves very low operating margins. As a result of this transaction, the Company recorded a loss and impairment charge of $1,862,000 comprised of goodwill, intangible assets and other assets in the amount of $922,000, $163,000, net of amortization, and $777,000, respectively.

Note 9. Goodwill and Other Intangible Assets

As a result of the acquisition on December 3, 2007 of three full sets of human anatomy specimens for use in the Company’s BODIES exhibitions, the Company recorded goodwill for the fiscal year ended February 29, 2008 of $1,377,000.

In connection with acquisition of MGR in March 27, 2008, the Company recorded additional goodwill in the amounts of $922,000. As a result of the sale of certain assets and the assumption of certain liabilities to the former owners of MGR on December 29, 2008, the Company recorded the disposal of goodwill and other intangible assets in the amount of $922,000 and $163,000, net of amortization, respectively.

During fiscal year ended 2009, the Company recorded additional goodwill of $1,190,000 related to the “Our Body: The Universe Within” tax implications of certain acquired intangible assets.

On March 13, 2008, the Company entered into a long-term license agreement with Sports Immortals, Inc. to present multiple “Sports Immortals, The Traveling Exhibitions.” To date, these exhibitions have been put on hold. As of February 28, 2009, the Company recorded an impairment of intangible assets in the amount of $1,500,000.

Goodwill

Balance as of February 28, 2007	$—
Acquired during the year	1,377,000

Balance as of February 29, 2008	$1,377,000
Acquired during the year	922,000
Adjustment to acquisition from prior year	1,190,000
Disposal	(922,000)

Balance as of February 28, 2009	$2,567,000

Intangibles

Balance as of February 28, 2007	$3,266,000
Acquired during the year	6,529,000
Amortization during the year	(1,345,000)

Balance as of February 29, 2008	8,450,000
Acquired during the year	2,654,000
Write-off of Licenses	(157,000)
Amortization during the year	(2,059,000)
Impairment charge	(1,663,000)

Balance as of February 28, 2009	$7,225,000

Note 10. Post Employment Benefits

During the fiscal year ended February 28, 2009, certain of the Company’s executives and Directors tendered their resignations. The Company recorded a charge to operations of $1,857,000 in connection with such resignations. At February 28, 2009, $879,000 of this accrual remains to be paid. Additionally, 1,180,000 stock options and 705,000 shares of restricted stock were forfeited in connection with such resignations. The Company reversed $4,180,000 of previously recognized stock compensation as a result of the forfeitures. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300,000.

Further, on January 28, the Company’s Board of Directors terminated its President, Chief Executive Officer and Chairman of the Board which caused an acceleration of the vesting for 400,000 stock options with a strike price of $4.31 resulting in the recognition of $1,580,000 in stock compensation.

Note 11. Litigation and Other Legal Matters

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

Several years ago, the Company initiated legal action to protect its rights to the Titanic wreck site from this treaty. On April 3, 2000, the Company filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company’s motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for the Company to refile its motion. Neither the implementation of the treaty nor the Company’s decision whether to refile the legal action regarding its constitutionality will likely have an impact on the Company’s ownership interest over the artifacts that it has already recovered.

As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the approximately 2,000 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company. Title to the remaining artifacts in the Company’s collection should be resolved through litigation seeking an in specie (in kind) salvage award.

Status of Salvor-in-Possession and Interim Salvage Award Proceedings

On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed two orders of the U.S. District Court for the Eastern District of Virginia in the Company’s ongoing Salvor-in-Possession case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. These orders, dated September 26, 2001 and October 19, 2001, respectively, restricted the sale of artifacts recovered by the Company’s wholly-owned subsidiary R.M.S. Titanic, Inc., or RMST, from the Titanic wreck site. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.

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

RMST appealed the July 2, 2004 court order to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the court of appeals reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the appellate court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. The appellate court affirmed the lower court’s ruling that RMST will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded legal title to the remainder of the Titanic artifacts through the law of finds.

On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. The District Court has not yet ruled on the motion for an interim in specie salvage award.

On April 15, 2008, the District Court entered an order requesting the Company to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.

In September 2008, RMST submitted revised covenants and conditions in connection with the Company’s request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the U.S. District Court in April 2008. As part of developing the revised covenants and restrictions, the Company engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, the Company attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided. The District Court indicated it would complete its review of the proposed revised covenants and conditions and any final areas of disagreement between the U.S. government and RMST, and likely issue its final version of the covenants and order in the future. There have not been any further decisions or announcements from the District Court since the November 18, 2008 hearing.

The Company cannot predict how the District Court will ultimately rule on RMST’s motion for an interim salvage award.

Other Litigation

On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as the Company’s former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleges that the Company breached his employment agreement when the Company allegedly rejected Geller’s voluntary termination and when the Company terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from the Company. The Company filed its answer and counterclaims on March 10, 2009. Answering Geller’s complaint, the Company denied Geller’s allegations and maintained that Geller was properly terminated for cause. The Company counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, and Director. Discovery is now in its early stages. The Company intends to vigorously defend the case and pursue its counterclaims.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition.

Proposed Legislation and Government Inquiries

On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies...The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City.

Legislatures in a few states have considered legislation or passed bills that would restrict our ability to present human anatomy exhibitions in their states, such as by banning human anatomy exhibitions, requiring a permit to present such an exhibition, or imposing restrictions on how or where such exhibitions could be presented. The Company cannot predict whether any such legislation will be adopted or, if adopted, how such legislation might affect its ability to conduct human anatomy exhibitions. Additional states could introduce similar legislation in the future. Any such legislation could prevent or impose restrictions on the Company’s ability to present our human anatomy exhibitions in the applicable states.

From time to time, the Company has or may receive requests and inquiries from governmental entities which result from the operation of our exhibitions and business. As a matter of policy, the Company will cooperate with any such inquiries.

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

On April 28, 2006, Stefano Arts filed an action titled Stefano Arts v. Premier Exhibitions, Inc., et al., in the Superior Court of Fulton County, State of Georgia. Stefano Arts alleged that the Company breached a contract which allegedly required payment to Stefano Arts of an annual fee, moneys generated from the Company’s prior human anatomy exhibition in Tampa, Florida, and additional moneys generated from the Company’s human anatomy exhibition in New York City. The Company reached a settlement with Stefano Arts on March 31, 2009, by which the Company agreed to pay Stefano Arts $115,000 in three installments over the next ten months, and also agreed to issue Stefano Arts 70,000 shares of its restricted common shares.

On August 22, 2006, the Company filed an action entitled R.M.S Titanic, Inc. v. Georgette Alithinos, International Advantage, Inc. and Renaissance Entertainment, EPE in the Circuit Court of the State of Florida for Hillsborough County, pursuant to which the Company alleged damages stemming from the defendants’ failure to compensate the Company for monies due under a contract for the presentation of a Titanic exhibition in Athens, Greece. The Company alleged breach of contract, fraud, conversion and breach of fiduciary duty in its complaint. The parties have reached a settlement of this matter, which will not result in a material adjustment to the Company’s financial statements.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

Note 12. Notes Payable and Long-Term Debt

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

At the Company’s option, amounts outstanding under the Loan Agreement, as amended, bear interest at (i) the greater of Bank of America’s prime rate or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin will be based upon the Company’s leverage ratio (which is the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”). If the Company’s leverage ratio is less than or equal to 1 to 1, the margin will be 2.50%. If the Company’s leverage ratio is greater than 1 to 1, the margin will be 3.00%. The Loan Agreement requires the Company to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, the Company is required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if the Company’s leverage ratio is less than 1 to 1 and 0.50% if the Company’s leverage ratio is greater than 1 to 1, which amount is payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that the Company is required to pay Bank of America an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee is due.

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

The maximum the Company had outstanding at any point during fiscal 2009 from the revolving line of credit was $3,969,000, which was included in accounts payable and accrued liabilities. The Company had no outstanding balance as of February 28, 2009.

As of April 27, 2009, the Company has borrowed $1,750,000 under the revolving loan agreement. Based on the Company’s performance, the Company anticipates that it will not have access to the revolving credit line of the revolving credit facility as of the filing of the 10-K.

On May 6, 2009, the Company and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“Sellers Capital”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from the Company unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12,000,000. The financing was approved by the Company’s board of directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to us. The closing of the financing is subject to customary closing conditions.

The Notes would bear interest at a rate of 6% per year and would be convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Notes would be convertible at Sellers Capital’s option at any time beginning five business days after the receipt of shareholder approval at the Company’s 2009 Annual Meeting of Shareholders (the “Annual Meeting”) authorizing (a) the Company’s issuance of the common stock issuable upon conversion of the Notes pursuant to the listing rules of the NASDAQ Global Market and (b) an increase in the Company’s authorized shares of common stock to enable the full conversion of the Notes (collectively, the “Proposals”). In addition, following the shareholder approval of the Proposals, the Company would have the right to require Sellers Capital to convert the Notes when the closing price of the Company’s common stock exceeds $1.00 per share for five successive trading days. In either case, Sellers Capital would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes would become due in three years from the issue date, if not prepaid or converted prior to such date.

The Company would have the right to prepay the Notes at any time up to and including the fifth business day preceding the Annual Meeting, subject to a prepayment fee and reimbursement of Sellers Capital’s reasonable expenses. If the Company elects to prepay any portion of the Notes during such period, Sellers Capital would receive warrants equal to seven percent of the total number of the shares of the Company’s common stock into which Sellers Capital would have otherwise been entitled to convert the Notes. The warrants would have a term of five years and an exercise price based on the market price of our common stock. Upon the receipt of shareholder approval of the Proposals at the Annual Meeting, the Company would have the right to prepay the Notes without being subject to a prepayment fee but Sellers Capital would be entitled to convert the Notes prior to such prepayment.

If the Company’s shareholders do not approve the Proposals at or within 180 days of the Annual Meeting, the Notes would become due and payable 180 days following the Annual Meeting. In addition, if the Company does not obtain shareholder approval for the Proposals, (a) the interest rate would increase to 18 percent per year, retroactively to the issuance of the Notes, remaining in effect until the Proposals are approved, (b) the Company would be required to reimburse Sellers Capital’s reasonable expenses related to this transaction, and (c) the Notes would become immediately secured by a perfected first priority security interest in all of the assets of the Company, including the stock of its subsidiaries. If the Notes become secured, the Company would be required to obtain Sellers Capital’s written consent prior to granting any security interest or otherwise encumbering any assets or stock of the Company and its subsidiaries.

Management believes that this financing along with restructuring, reorganization and a modified business plan will be sufficient to fund operations for the next twelve months. During the first quarter of fiscal year 2010, management implemented certain cost reduction initiatives and is continuing to evaluate its fixed costs for further reduction.

Note 13. Commitments and Contingencies

On September 20, 2006, the Company entered into an agreement with Sam Tour (USA), Inc., JAM Exhibitions, LLC and Concert Productions International (collectively, “JAM”), to jointly present several of human anatomy exhibitions. Pursuant to the agreement, the Company agreed to present at least nine human anatomy exhibitions jointly with JAM in the following locations: Tampa, New York, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam, Washington, D.C. and San Diego. The exhibitions in Tampa, Atlanta, Mexico City, Seattle, Las Vegas, Amsterdam and Washington D.C., have completed their runs and have closed. The Company’s agreement with JAM does not include certain human anatomy exhibitions which the Company is presenting independently or under separate license agreements. The agreement provides that JAM will not compete directly or indirectly with the Company in the presentation of a human anatomy exhibition for the one-year period following the closing of the last jointly presented exhibition.

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

The lease for the Company’s principal executive offices was amended a first time on August 8, 2003 to provide additional space, bringing the total lease space to approximately 4,700 square feet. The lease was amended a second time on November 14, 2005 when the leased space was increased by approximately 1,400 square feet. A third amendment to the lease was executed on April 26, 2006. This amendment added approximately 3,600 square feet to the Company’s total office space. The lease was amended a fourth time on June 12, 2007, increasing the Company’s office space approximately 4,900 square feet. The total leased space after the fourth lease amendment was approximately 14,600 square feet. The lease was amended a fifth time on March 1, 2009 and the lease term was extended so that the expiration date shall become February 29, 2012. Also as of March 1, 2009, the base year for the premises shall be changed to calendar year 2009. The new current annual payments under the office space lease are approximately $194,000.

On March 12, 2008, the Company entered into a lease agreement with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino. The lease term is for ten years with an option to extend for up to an additional ten years. The minimum annual rent for the first three years is $3,414,000, payable in equal installments, and $3,600,000 a year thereafter.

On July 2, 2008, the Company entered into a lease agreement with the Atlantic Town Center. The lease term is for three years with four one-month renewal options. The minimum annual rent for the first year is $445,700, payable in equal installments.

Rent expense charged to operations under these leases was as follows:

	Year Ended February 28 (29),
	2007	2008	2009
Specimen fixed rentals	$4,093,000	$6,312,000	$8,516,000
Real estate fixed rentals	303,000	432,000	4,843,000

Total rent expense	$4,396,000	$6,744,000	$13,359,000

Aggregate minimum rental commitments at February 28, 2009, are as follows:

Fiscal Year	Amount
2010	$12,188,000
2011	10,557,000
2012	7,346,000
2013	5,831,000
2014	4,176,000
Thereafter	17,748,000

Total	$57,846,000

Note 14. Related Party Transactions

On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from the Company all of its ownership interest in the Carpathia for $3,000,000. The Company received $500,000 from Seaventures on February 28, 2007 and received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures purchased an option from the Company to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. The Company received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007. At the time the Company entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock. The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009, the Company had provided funding of approximately $912,000. The Company will start amortizing this license agreement with the opening of Titanic in St. Paul, Minnesota. It will be amortized over the remaining term of the agreement or its useful life.

Judy Geller, the wife of the Company’s former President and Chief Executive Officer and executive Chairman, received payments for services of approximately $100,000 during the fiscal year ended February 29, 2008. Ms. Geller was engaged to provide consulting on the Company’s exhibition design, development and installation and catalog design and development. In addition, royalty payments on the sale of the Company’s exhibition catalogs of approximately $197,000 were paid to her during the fiscal year ended February 29, 2008 by the Company and the Company’s co-presentation partner pursuant to a royalty agreement between Ms. Geller and the Company.

On June 27, 2008, the Company entered into a settlement agreement with Ms. Geller whereby she received a single payment of $275,000 as a final and complete settlement of all monies owed to her under her consulting agreement dated March 15, 2001 and amended March 15, 2006. In addition to the cash payment, 16,500 unvested options to purchase company stock were fully vested. Any additional options granted to her on September 13, 2005 were forfeited.

On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser serves as the Company’s interim Chief Operating Officer at a rate of $1,250 a day, not to exceed sixteen days per month and after three months is eligible for incentive award at the sole discretion of the Compensation Committee of the Company’s Board of Directors. Mr. Weiser, also, is the Chief Operating Officer of Sellers Capital, LLC.

Note 15. Employee Savings Plans

Effective March 2004, the Company adopted the R.M.S. Titanic, Inc. 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 are eligible to participate. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009, the Company made no qualified matching contributions to the Plan. The Plan name was changed to the Premier Exhibitions 401(k) and Profit Sharing Plan in May, 2005.

Note 16. Quarterly Financial Data (Unaudited)

	Quarters Ended
	May 31, 2008	August 31, 2008	November 30, 2008	February 28, 2009
Fiscal 2009
Revenue	$15,230,000	$15,104,000	$13,456,000	$10,103,000
Expenses	16,142,000	14,165,000	15,298,000	18,310,000
Net Income (loss)	(912,000)	939,000	(1,842,000)	(8,207,000)
Basic income (loss) per common share	$(0.03)	$0.03	$(0.06)	$(0.28)
Diluted income (loss) per common share	$(0.03)	$0.03	$(0.06)	$(0.28)

	Quarters Ended
	May 31, 2007	August 31, 2007	November 30, 2007	February 29, 2008
Fiscal 2008
Revenue	$11,406,000	$16,122,000	$16,735,000	$17,191,000
Expenses	8,151,000	10,577,000	14,005,000	16,412,000
Net Income (loss)	3,255,000	5,545,000	2,730,000	779,000
Basic income (loss) per common share	$0.11	$0.19	$0.09	$0.03
Diluted income (loss) per common share	$0.10	$0.17	$0.08	$0.02

Note 17. Subsequent Events

On March 4, 2009, Kelli L. Kellar, the Company’s Chief Accounting Officer and Acting Chief Financial Officer, has notified the Company of her intention to resign effective May 15, 2009. Ms. Kellar’s employment agreement provides for a one-year’s salary as severance and the continuation of health insurance benefits as long as she remains employed by the Company until May 15, 2009. Ms. Kellar’s employment agreement also provides for the acceleration of the exercisability of stock options and the immediate vesting of awards of restricted stock, which in each case have been outstanding for less than one year, but could have been exercised or would have been vested by the one-year anniversary of their respective grant dates.

On April 23, 2009, the Company’s Board of Directors approved a new director compensation plan. Under the new plan, the Company will pay an annual retainer of $90,000 to each non-employee director of the Company, to be paid partly in equity and partly in cash. Mr. Mark A. Sellers will not accept any compensation for his services as a director or Chairman of the Company’s Board of Directors.

For the 2009 calendar year, due to the limited availability of shares under the Company’s 2007 Restricted Stock Plan, each non-employee director was requested to elect $20,000 of the annual retainer to be paid in equity and $70,000 of the annual retainer to be paid in cash. Equity compensation will be in the form of restricted stock units vesting on the earlier of (i) January 1, 2010, (ii) a change of control, or (iii) the day when a director ceases to serve on the Company’s Board of Directors. If a director ceases to be a member of the Company’s Board of Directors, his restricted stock units will vest immediately and proportionately to the period of time served by the director during the year. The restricted stock units will be payable to the non-employee director, in shares of the Company’s common stock, within 20 days after becoming vested, and any units that do not vest will be forfeited. Cash compensation will be paid monthly.

On April 23, 2009, the Company made grants of restricted stock units to its non-employee directors other than Mr. Sellers. On the same day, the Company’s Board of Directors approved the amendment and restatement of the Company’s 2007 Restricted Stock Plan to provide for grants of restricted stock units and for shorter vesting of any awards to non-employee directors.

As of April 27, 2009, 56,576 shares remained available for grant under the 2007 Plan, as amended and restated.

On May 6, 2009, the Company entered into an agreement with S2BN, as successor in interest to both CPI Entertainment Rights Inc. (“CPI”) and Live Nation, and JAM Exhibitions, LLC (“JAM”), which amends (i) the exhibition rights agreement between the Company and CPI, providing for co-presentation of “Bodies” exhibitions in Europe, and (ii) the Original Agreement, by and between the Company, Live Nation and JAM, as previously amended by the First Amendment and described above. Instead of co-presenting two “Bodies” exhibitions in Europe, as initially contemplated, the parties agreed to co-present a single exhibition in the United States. If S2BN does not open the exhibition by March 31, 2010, then its right to present such exhibition will be forfeited, and the Company will be entitled to retain the $2,000,000 license fee. S2BN will retain a right to present two exhibitions in Europe, provided that it shall pay the Company an additional $500,000 non-refundable license fee for each exhibition.

In addition, the parties amended the second option under the First Amendment to the Original Agreement to reflect that the consideration payable by S2BN upon the exercise of such second option will be a payment of $3,000,000 (rather than the $4,000,000 previously provided for under the First Amendment). The parties further agreed to use commercially reasonable efforts to make arrangements to grant to S2BN and JAM a security interest in the Company’s license agreements pursuant to which it obtains certain of its specimens for the exhibitions.

Pursuant to these amendments, the parties intend to in good faith negotiate a comprehensive framework for identifying, evaluating and selecting new markets and a more effective operating structure that allows for more involvement and oversight by the Company, and to provide for greater process accountability and integrity and improved procedures and protocol for international shipping processes and procedures. For more information, see “Other Information” in Item 9B of Part II of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our interim President and Chief Executive Officer (principal executive officer) and our Acting Chief Financial Officer and Chief Accounting Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our interim President and Chief Executive Officer and our Acting Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

Effective as of January 10, 2009, Mr. Ingalls resigned as our Chief Financial Officer, and Ms. Kellar, our Chief Accounting Officer, became our Acting Chief Financial Officer. In March 2009, Ms. Kellar notified us of her decision to resign on May 15, 2009. There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our interim President and Chief Executive Officer and our Acting Chief Financial and Chief Accounting Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Under the supervision of our interim President and Chief Executive Officer and our Acting Chief Financial and Chief Accounting Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, our management concluded that, as of February 28, 2009, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our interim President and Chief Executive Officer and our Acting Chief Financial and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

The effectiveness of our internal control over financial reporting as of February 28, 2009 has been audited by Cherry, Bekaert & Holland, L.L.P, an independent registered public accounting firm. Cherry, Bekaert & Holland’s attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited Premier Exhibitions, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premier Exhibitions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Premier Exhibitions, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Premier Exhibitions, Inc. as of February 28, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended February 28, 2009, and our report dated May 7, 2009 expressed an unqualified opinion thereon.

/s/ Cherry, Bekaert & Holland, L.L.P.

Cherry, Bekaert & Holland

Atlanta, Georgia

May 7, 2009

ITEM 9B.	OTHER INFORMATION

Overview

On May 6, 2009, the Company entered into an Amendment To Exhibitions Rights Agreement (Europe) And Premier Exhibitions/Live Nation Agreement (the “Europe Amendment”) with S2BN Entertainment Corporation (“S2BN”), as successor in interest to both CPI Entertainment Rights Inc. (“CPI”) and Live Nation, Inc. (“Live Nation”), and JAM Exhibitions, LLC (“JAM”). The Europe Amendment amends and restates in certain places (i) that certain Exhibitions Rights Agreement (Europe), dated as of August 30, 2007, between the Company and CPI (the “Europe Agreement”); and (ii) that certain Premier Exhibitions/Live Nation Agreement, dated November 28, 2007, by and between the Company, Live Nation and JAM (the “Original International Agreement”), as previously amended in that certain First Amendment to Premier Exhibitions/Live Nation Agreement entered into on November 29, 2008 by the Company, S2BN and JAM (the “First Amendment”).

Summary of Europe Agreement

Under the Europe Agreement, the Company granted to CPI the exclusive right to jointly present along with the Company two “Bodies” exhibitions in two geographic territories in Europe (preferably in Paris and another French market, with the Paris market being exclusive to CPI until both exhibitions licensed under the Agreement had been presented). In consideration, the Company received a $2,000,000 payment from CPI (the “License Fee”). CPI was to pay an additional $500,000 recoupable guarantee for each exhibition upon its opening. Revenue from each “Bodies” exhibition presented under the Europe Agreement would be combined together in one “pot” and allocated to the parties on a cumulative basis, with such revenue being used first to reimburse the parties for their recoupable expenses (including the guarantees). After all recoupable expenses have been paid to the parties, the next $4,000,000 of revenue would be split in a percentage ratio favoring CPI, and thereafter the next $1,000,000 of revenue would be split equally by the Company and CPI. All remaining revenues would be split in a percentage ratio favoring the Company.

Summary of Original International Agreement

Under the Original International Agreement, Premier granted to Live Nation the exclusive right to jointly present along with the Company twelve “Bodies” exhibitions in twelve geographic territories anywhere in the world (including Europe) except for North America, Buenos Aires, Argentina, Santiago, Chile and Madrid, Spain (the “Exclusive Territory”). In consideration, the Company received a $6,000,000 payment from Live Nation. Pursuant to the Original International Agreement, the Company and Live Nation also each had a unilateral right to exercise two options, the first exercisable during September 2008 and the second exercisable during September 2009. Upon exercise, each option would have granted to Live Nation the exclusive right to jointly present twelve additional “Bodies” exhibitions in twelve geographic territories within the Exclusive Territory. Under the Original International Agreement, upon the exercise of each such option, the Company would receive a payment from Live Nation of $6,000,000.

Also under the Original International Agreement, revenue from each “Bodies” exhibition would first be used to reimburse the parties for their recoupable expenses. After all recoupable expenses have been paid to the parties, the next $700,000 of revenue would be split in a percentage ratio favoring Live Nation. Thereafter, all remaining revenues would be split in a percentage ratio favoring the Company.

Assignment of Europe Agreement and Original International Agreement

In September 2008, Live Nation assigned its rights under the Europe Agreement and Original International Agreement to S2BN, subject to the Company’s consent. The Company provided its consent to such assignment on November 28, 2008.

Summary of First Amendment

The parties to the First Amendment agreed that, in addition to permitting the Company to elect that S2BN co-present certain exhibitions with a third party promoter (provided such third party promoter is willing to commit to certain financial terms and conditions), the first option under the Original International Agreement would be exercised and amended by granting to S2BN an exclusive license to present eight additional “Bodies” exhibitions within the Exclusive Territory for an 18 month period commencing on the date on which the last remaining “Bodies” exhibition under the Original International Agreement is opened to the public (the “First Option”). In connection with the exercise of the First Option, the Company received from S2BN a payment of $4,000,000.

Under the First Amendment, S2BN and the Company would also each have the unilateral right to exercise a second option that would grant to S2BN an additional exclusive license to present an additional eight “Bodies” exhibitions in the Exclusive Territory for an 18 month period commencing after the expiration of the term of the license granted pursuant to the First Option (the “Second Option”). If the Second Option is exercised, S2BN would be required to pay the Company $4,000,000. The Second Option may only be exercised during November 2009.

In addition, the First Amendment provides that S2BN and the Company each have the unilateral right to exercise a third option that would grant to S2BN an additional exclusive license to present an additional eight “Bodies” exhibitions in the Exclusive Territory for an 18 month period commencing after the expiration of the term of the license granted pursuant to the Second Option (the “Third Option”). If the Third Option is exercised, then S2BN must pay the Company $4,000,000. The Third Option may only be exercised during November 2010.

Under the Original International Agreement, revenue is allocated among the parties separately for each “Bodies” exhibition; however, under the First Amendment, the revenues for all of the available exhibitions under an option will be combined together in one “pot” and allocated to the parties on a cumulative basis. The Company will receive payments from S2BN on a monthly basis, as a result of preliminary settlements calculated by S2BN, against the Company’s eventual share of revenue from such “pot.”

Summary of Europe Amendment

The parties to the Europe Amendment have agreed that instead of the two exhibitions originally contemplated under the Europe Agreement to be presented in France or elsewhere in Europe, S2BN will instead be entitled to co-present with the Company a single Exhibition in Chicago, Illinois or another city in the United States to be designated in writing by S2BN or JAM on or before May 1, 2009 (the “U.S. City”). In the event that S2BN fails to open the U.S. City exhibition by March 31, 2010, then its right to present such exhibition will be forfeited. The Company will, in any case, be entitled to retain the $2,000,000 License Fee.

Under the Europe Amendment, revenues from the U.S. City exhibition would first be used to reimburse the parties for their recoupable expenses. After all recoupable expenses have been paid to the parties, the Company will be reimbursed for its actual costs for the specimens utilized in the exhibition. The next $1,400,000 of revenue will be split in a percentage ratio favoring S2BN. Thereafter, all remaining revenues will be split in a percentage ratio favoring the Company.

S2BN shall retain a right under the Europe Agreement to present two exhibitions in Europe, provided that it shall pay the Company an additional $500,000 non-refundable License Fee (upon opening) for each exhibition. These two exhibitions will be settled separately (i.e., not cumulated in one “pot”), and the allocation of revenue for these exhibitions will be treated as are exhibition revenues under the Original International Agreement.

The Europe Amendment also further amends the Second Option under the First Amendment to the Original International Agreement to reflect that the consideration payable by S2BN upon the exercise of such Second Option will be a payment of $3,000,000 (rather than the $4,000,000 previously provided for under the First Amendment).

Under the Europe Amendment, the parties agree to in good faith negotiate a comprehensive framework for identifying and evaluating and selecting new markets in the Exclusive Territory under the Original International Agreement and a more effective operating structure that allows for more involvement and oversight by the Company, and to provide for greater process accountability and integrity and improved procedures and protocol for international shipping processes and procedures.

In addition, the Company agrees under the Europe Amendment to use commercially reasonable efforts to make arrangements to grant to S2BN and JAM a security interest in the Company’s license agreements pursuant to which it obtains certain of its specimens for the exhibitions so long as: (i) the Company is able to amend those license agreements to allow for such assignment and to eliminate any provisions thereunder that may entitle the licensor to terminate any of such license agreements in the event of the Company’s liquidation; and (ii) the Company obtains any necessary consent or other approval required from its credit line lender, future financiers and secured creditors in order to grant such security interest.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2009 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2009 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.

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

The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2009 under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2009 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2009.

Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2009

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,517,177	$2.17	78,501
Equity compensation plans not approved by security holders (3)	26,667	4.78	N/A

Total	2,543,844	$2.20	78,501

(1)

Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 945,000 outstanding stock options granted under our 2000 Stock Option Plan (the “2000 Plan”) and 1,572,177 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”).

(2)	Column (c) includes 78,501 shares of our common stock under the 2004 Plan.
(3)	Represents outstanding stock option awards made to employees outside of our 2000 Stock Option Plan and Amended and Restated 2004 Stock Option Plan pursuant to individual employment agreements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2009 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on August 6, 2009 under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2009.

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

Premier Exhibitions, Inc.

By:	/S/ CHRISTOPHER J. DAVINO
Christopher J. Davino Interim President and Chief Executive Officer
Dated: May 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ CHRISTOPHER J. DAVINO	May 6, 2009
Christopher J. Davino, Interim President,
Chief Executive Officer and Director
(Principal Executive Officer)

/S/ KELLI L. KELLAR	May 6, 2009
Kelli L. Kellar, Chief Accounting Officer
(Principal Financial and Accounting Officer)

/S/ WILLIAM M. ADAMS	May 6, 2009
William M. Adams, Director

/S/ DOUGLAS BANKER	May 6, 2009
Douglas Banker, Director

/S/ N. NICK CRETAN	May 6, 2009
N. Nick Cretan, Director

/S/ MARK HUGH SAM	May 6, 2009
Mark Hugh Sam, Director

/S/ JACK JACOBS	May 6, 2009
Jack Jacobs, Director

/S/ ALAN B. REED	May 6, 2009
Alan B. Reed, Director

/S/ MARK A. SELLERS, III	May 6, 2009
Mark A. Sellers, III
Chairman of the Board of Directors

/S/ BRUCE STEINBERG	May 6, 2009
Bruce Steinberg, Director

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Articles of Incorporation		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Amended and Restated Bylaws, dated February 19, 2009		8-K	3.2	02-20-09

4.1	Form of Common Stock Certificate		8-K/A	4.1	11-01-04

10.1#	Employment Agreement, dated February 4, 2002, between the Company and Arnie Geller		10-K	10.23.8	06-18-02

10.2#	First Amendment, dated April 10, 2004, to Employment Agreement between the Company and Arnie Geller		10-K	10.50	06-15-04

10.3#	Employment Agreement, dated August 4, 2003, between the Company and Tom Zaller		10-K	10.54	06-15-04

10.4#	First Amendment, dated March 14, 2006, to Employment Agreement between the Company and Tom Zaller		8-K	99.2	03-20-06

10.5#	Second Amendment, dated March 14, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.3	03-20-06

10.6#	Third Amendment, dated March 21, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.1	03-21-06

10.7#	Fourth Amendment to Employment Agreement, dated April 11, 2006, between the Company and Arnie Geller		8-K/A	99.1	07-20-07

10.8	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.9	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.10	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.11#	Employment Agreement, dated September 1, 2007, between the Company and Bruce Eskowitz		10-Q	10.1	01-09-08

10.12	Loan Agreement, dated October 4, 2007, by and between the Company and Bank of America, N.A.		10-Q	10.2	01-09-08

10.13	Promissory Note, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.3	01-09-08

10.14	Pledge Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.4	01-09-08

10.15	Security Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.5	01-09-08

10.16	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
10.17†	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.18†	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.19#	Fifth Amendment to Employment Agreement, dated March 19, 2008, between the Company and Arnie Geller		8-K	99.1	03-20-08

10.20#	Employment Agreement, dated April 17, 2008, between the Company and Brian Wainger		8-K	99.1	04-21-08

10.21#	Employment Agreement, dated January 14, 2008, between the Company and Robert Sirmans		10-K	10.28	05-07-08

10.22#	Amended and Restated Employment Agreement, dated September 8, 2008, between the Company and Harold W. Ingalls		8-K	99.1	09-12-08

10.23	First Amendment, dated September 26, 2008, to Loan Agreement between Bank of America, N.A. and the Company		8-K	99.1	09-30-08

10.24	Renewal Promissory Note of $25,000,000, dated September 26, 2008, made in favor of Bank of America by the Company		8-K	99.2	09-30-08

10.25#	Severance Agreement, dated August 19, 2008, between the Company and Bruce Eskowitz		10-Q	10.1	10-10-08

10.26#	Severance Agreement, dated August 19, 2008, by between the Company and Brian Wainger		10-Q	10.2	10-10-08

10.27†	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company., Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.28†	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.29	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

10.30	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2	12-19-08

10.31	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3	12-19-08

10.32	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.33	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

10.34#	Amended and Restated Employment Agreement, dated January 9, 2009, between Kelli L. Kellar and the Company		8-K	99.1	01-07-09

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
10.35#	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement		8-K	10.1	10-20-04

10.36#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement		8-K	10.2	10-20-04

10.37#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A	06-28-06

10.38#	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1	04-24-09

10.39#	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1	04-29-09

10.40#	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2	04-29-09

10.41†

Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC

		X

16.1	Letter of Kempisty & Company Certified Public Accountants, P.C. to the Securities and Exchange Commission, dated August 22, 2008		8-K	16.1	08-27-08

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.	X

23.2	Consent of Kempisty & Company Certified Public Accountants, P.C.	X

31.1	Certification of Interim President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Accounting Officer (Acting Chief Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim President and Chief Executive Officer and Chief Accounting Officer (Acting Chief Financial Officer), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.