Form 10-K/A
period 2009-02-28
PREMIER EXHIBITIONS, INC.
filed 2009-06-29
CIK 796764

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

The number of shares outstanding of the registrant’s common stock, as of June 17, 2009, was 30,198,966.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Premier Exhibitions, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended February 28, 2009 (“fiscal year 2009”), filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2009 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K and to add the stock performance graph. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2009 annual meeting of shareholders and (ii) update the number of outstanding common shares. Item 15 of Part IV of the Original 10-K is amended to include the certifications specified in Rule 13a-14 under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment. Except for the addition of the Part III information, the addition of the stock performance graph, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not modify or update disclosures in the Original 10-K affected by subsequent events.

i

ii

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph

The following graph compares the yearly changes in cumulative total shareholder return on shares of our common stock with the cumulative total return of the Standard & Poor’s 600 Small Cap Index and the Russell 3000® Index, which we joined on June 22, 2007. In each case, we assumed an initial investment of $100 on February 28, 2003. Each subsequent date on the chart represents the last day of the indicated fiscal year. Total returns assume the reinvestment of all dividends. Our stock performance may not continue into the future with the trends similar to those depicted in this graph. We neither make nor endorse any predictions as to our future stock performance.

	2003	2004	2005	2006	2007	2008	2009
Premier Exhibitions, Inc.	$100	$1,714	$1,643	$5,757	$15,457	$7,229	$1,143
Standard & Poor’s 600 Small Cap Index	$100	$154	$180	$205	$221	$204	$112
Russell 3000® Index	$100	$141	$152	$168	$188	$185	$102

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about our current directors and Mr. Weiser whom our board has nominated for election as a director at our 2009 annual meeting of shareholders. Mr. Sellers, our chairman and the managing member of Sellers Capital LLC, which is an affiliate of our largest shareholder, has recommended Mr. Weiser’s nomination, which our board has approved. Our directors are elected annually and serve until the next annual meeting of shareholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death.

Director
Name and Background	Since

William M. Adams, age 38, has served as one of our directors since January 2009. Mr. Adams has been a Principal with Alpine Investors, LP since September 2001. Alpine Investors, LP is a private equity investor in micro-cap companies focused on firms with less than $100 million of revenue. The firm currently manages $250 million. Mr. Adams focuses primarily on managing and monitoring the operational performance of portfolio companies and developing and implementing growth strategies. Leveraging early career roles that included marketing and sales positions at The Clorox Company and strategic work as a management consultant at The Mitchell Madison Group, a global strategic consulting practice, he works most closely with Alpine’s consumer, retail and direct marketing oriented businesses. Mr. Adams serves on the Boards of Directors of Direct Marketing Solutions, Inc., Lighting By Gregory, McKissock and YLighting, all of which are private companies. He received a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts from Colgate University.
2009

Douglas Banker, age 57, has served as one of our directors since August 2000. Mr. Banker’s more than 30 years of experience in the entertainment industry includes providing management services to musicians and recording artists; marketing, merchandising, licensing and sales of music media products; and the development and management of concerts and similar events. Mr. Banker is currently Vice President of McGhee Entertainment, a successful artist management company with offices in Los Angeles and Nashville. McGhee Entertainment has managed and marketed the careers of many successful recording artists, including Bon Jovi, Motley Crue, Scorpions, KISS, Hootie & The Blowfish, Ted Nugent, Asian pop-star Tata Young and country music stars Chris Cagle and Darius Rucker. Mr. Banker also served as President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.
2000

N. Nick Cretan, age 74, has served as one of our directors since April 2000. Mr. Cretan has more than 30 years of management experience, including as Chief Operating Officer of the non-profit Maritime Association of the Port of New York and New Jersey, which is a trade association to develop and promote the Port of New York and New Jersey. Mr. Cretan held this position until he retired in 2004. Previously, he served as Deputy Director of the San Francisco Marine Exchange, as Staff Assistant at the National Federation of Independent Business and as Executive Director of the American Merchant Marine Memorial Foundation. He also serves as President of Spirit of Liberty Foundation, President of Friends of Gateway National Parks Foundation and Trustee of the United Seamen’s Service.
2000

Christopher J. Davino, age 43, has served as one of our directors and as our interim President and Chief Executive Officer since January 2009. From 2007 to 2009, he was a principal and Head of the Corporate Rescue Group of XRoads Solutions Group, LLC, a corporate restructuring management consulting company. At XRoads, Mr. Davino oversaw a national advisory practice of approximately 30 professionals providing strategic, operational and financial advice, interim and crisis management, and transactional services to financially distressed middle market companies and their various creditor and interest holder constituencies. Transactional services included mergers and acquisitions, debt and equity capital raising and balance sheet recapitalizations. From early 2006 until 2007, Mr. Davino was President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services to companies, including capital raising and mergers and acquisitions transactional services. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail-based logistics company, which he founded. Prior to that position, he worked as a restructuring professional at Financo Inc., an investment banking firm, Wasserstein Perella Co., an investment banking firm, and Zolfo Cooper & Co., an advisory and interim management firm providing restructuring services. Mr. Davino is a member of the Board of Directors of Hirsh International Corp., a public company, and has recently served as Chairman of the Board of Directors of Pendum Inc., a national ATM servicing business and a private company, where he directed the company’s restructuring activities, including the sale of the business. Mr. Davino received his Bachelor of Science from Lehigh University.
2009

Director
Name and Background	Since

Mark A. Hugh Sam, age 44, has served as one of our directors since July 2008. Mr. Hugh Sam was a member and Director of Research for Sellers Capital LLC, an investment management firm, from 2005 to 2009. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., a hedge fund that is our largest shareholder. From 2003 to 2005, Mr. Hugh Sam was a research analyst for Morningstar, Inc., a provider of investment research. Mr. Hugh Sam is a member of the Canadian Institute of Chartered Accountants and is a Chartered Financial Analyst.	2008

Jack Jacobs, age 63, has served as one of our directors since January 2009. Mr. Jacobs has been a principal of The Fitzroy Group, Ltd., a firm that specializes in the development of residential real estate in London and invests both for its own account and in joint ventures with other institutions, for the past five years. He has held the McDermott Chair of Politics at West Point since 2005 and has served as an NBC military analyst since 2002. Mr. Jacobs was a co-founder and Chief Operating Officer of AutoFinance Group Inc., one of the firms to pioneer the securitization of debt instruments, from 1988 to 1989; the firm was subsequently sold to KeyBank. He was a Managing Director of Bankers Trust Corporation, a diversified financial institution and investment bank, where he ran foreign exchange options worldwide and was a partner in the institutional hedge fund business. He retired in 1996 to pursue investments. Mr. Jacobs’ military career included two tours of duty in Vietnam, where he was among the most highly decorated soldiers, earning three Bronze Stars, two Silver Stars and the Medal of Honor, the nation’s highest combat decoration. He retired from active military duty as a Colonel in 1987. Since January 2007, Mr. Jacobs has served as a member of the Board of Directors of Xedar Corporation, a public company; and since June 2006 he has been a director of Visual Management Systems, a private company. Mr. Jacobs earned a Bachelor of Arts and a Master’s degree from Rutgers University.
2009

Alan B. Reed, age 51, is the founder of Reed Financial Corporation, a firm he created in 2002 to provide accounting and business advisory services. From 1983 to 2002, Mr. Reed was President of Alan B. Reed, CPA, P.C., an accounting firm specializing in the entertainment industry. From 1983 to 1993, Mr. Reed was President of Personal Business Management Services, Inc., a company that managed federally insured credit unions.	2006

Mark A. Sellers, age 40, has served as Chairman of the Board since January 2009 and as one of our directors since July 2008. Mr. Sellers has been the founder and managing member of Sellers Capital LLC, an investment management firm, since 2003. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., a hedge fund that is our largest shareholder. Prior to founding Sellers Capital LLC, Mr. Sellers was the Lead Equity Strategist for Morningstar, Inc., a provider of investment research. He holds a Bachelor of Arts from Michigan State University and a Master of Business Administration from the Kellogg School of Management at Northwestern University.
2008

Bruce Steinberg, age 52, has served as one of our directors since January 2009. Mr. Steinberg is the former Chief Executive Officer of Hit Entertainment Limited, a television production company in London. During his tenure at Hit Entertainment Limited from June 2005 to March 2008, he turned around declining performance with increased growth for three consecutive years, recruited the senior management, reduced staff costs and consolidated operations. He also restructured the business and revitalized production. Mr. Steinberg managed a staff of 350 with offices in London, New York, Dallas, Manchester, Hong Kong and Tokyo. From 2002 to 2004, he was the Chief Executive Officer of Fox Kids Europe Limited, a publicly traded company broadcasting to more than 100 million homes in 57 countries. Mr. Steinberg has more than 20 years of entertainment industry experience. He is currently Non Executive Chairman of Wannabet Ltd., a private company, and a board member of JDRF UK, a charitable organization. Mr. Steinberg received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Cambridge University and Columbia University.
2009

Director
Name and Background	Since

Samuel S. Weiser, age 49, has been a member and the Chief Operating Officer of Sellers Capital LLC, an investment management firm, where he is responsible for all non-investment activities, since 2007. Mr. Weiser is also an indirect investor in Sellers Capital Master Fund, Ltd., an investment fund managed by Sellers Capital LLC and Premier’s largest shareholder. Since February 2009, Mr. Weiser has been providing consulting services to us through a consulting agreement, which we do not expect to continue past July 31, 2009. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division. From 2002 to April 2005, he was the President and Chief Executive Officer of Foxdale Management, LLC, a consulting firm founded by Mr. Weiser that provided operational consulting to hedge funds and litigation support services in hedge fund related securities disputes. Mr. Weiser also served as Chairman of the Managed Funds Association, a lobbying organization for the hedge fund industry, from 2001 to 2003.
director nominee

Executive Officers

We currently have two executive officers:

Christopher J. Davino, age 43, serves as our interim president and chief executive officer. Further information about Mr. Davino is set forth above.

John A. Stone, age 42, has served as our chief financial officer since May 13, 2009. Prior to joining us, he served S-1 Corporation, a provider of customer interaction software solutions for financial and payment services, as chief financial officer from February 2006 to August 2008; senior vice president of global finance from October 2005 to January 2006; and controller from June 2004 until October 2005. From April 2003 to June 2004, Mr. Stone was vice president of finance, corporate controller of EarthLink, a provider of Internet access and communication services.

Information about our executive officers as of the date of the Original 10-K is set forth under “Executive Officers” in Part I of the Original 10-K. Kelli L. Kellar resigned as our acting chief financial officer and chief accounting officer on May 15, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and greater-than-10% shareholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in us.

Based solely on the copies of the reports filed with the SEC, we believe that during fiscal year 2009 all of our directors, officers and greater-than-10% shareholders timely complied with the filing requirements of Section 16(a), except as described below. Mr. Hugh Sam, our director, and Mr. Sellers, our chairman of the board, inadvertently did not timely file their initial statements of beneficial ownership. Sellers Capital LLC, our largest shareholder, was also a day late in filing a statement of changes in beneficial ownership, and Ms. Kellar, our former chief accounting officer and acting chief financial officer, inadvertently did not timely file a statement of changes in beneficial ownership.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics also applies to all of our other employees and to our directors. Our Code of Ethics is posted on our website at www.prxi.com under the heading “The Company.” We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website under the heading “The Company.”

Corporate Governance

Corporate Governance and Nominating Committee Information

Our corporate governance and nominating committee oversees the selection of director nominees. The process to be followed by the corporate governance and nominating committee to identify and evaluate candidates includes (i) requests to board members, our chief executive officer, and others for recommendations, (ii) meetings from time to time to evaluate biographical information and background material relating to potential candidates and their qualifications, and (iii) interviews of selected candidates. The corporate governance and nominating committee also considers recommendations for nomination to the board of directors submitted by shareholders.

In evaluating the suitability of candidates to serve on the board of directors, including shareholder nominees, the corporate governance and nominating committee seeks candidates who are independent pursuant to the listing standards of the NASDAQ Global Market and who meet certain selection criteria established by the corporate governance and nominating committee. The corporate governance and nominating committee also considers an individual’s skills, character and professional ethics, judgment, leadership experience, business experience and acumen, familiarity with relevant industry issues, national and international experience and other relevant criteria that may contribute to our success. This evaluation is performed in light of the skill set and other characteristics that would most complement those of the current directors, including the diversity, maturity, skills and experience of the board as a whole. There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Audit Committee Information and Audit Committee Financial Expert

Our audit committee was formed in April 2006. The current members of the audit committee are Mr. Reed (chairman), Mr. Adams and Mr. Jacobs. Our board of directors has determined that all of the members of the audit committee are independent in accordance with the listing standards of the NASDAQ Global Market and applicable SEC rules. Our board of directors has designated Mr. Reed, the audit committee chairman, as an “audit committee financial expert” under applicable SEC rules for our fiscal year 2009. Our board of directors has also determined that Mr. Adams, who may serve as our audit committee chairman after our 2009 annual meeting of shareholders, qualifies as an “audit committee financial expert” under applicable SEC rules.

Our audit committee serves as an independent and objective party to monitor our financial reporting process and internal control system; retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm (subject to a de minimis exception for non-audit services that are approved by the audit committee prior to completion of the audit); directly consults with our independent registered public accounting firm; reviews and appraises the efforts of our independent registered public accounting firm; and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Our fiscal year 2009 was a transition year for our company in many respects, including in our board composition, leadership and executive compensation.

On July 23, 2008, Mark A. Sellers and Mark A. Hugh Sam were appointed to our board at the request of Sellers Capital LLC. On January 28, 2009, after the conclusion of the consent solicitation led by Sellers Capital LLC, Sellers Capital Master Fund, Ltd. and their slate of four independent director candidates, we recognized the election of William M. Adams, Christopher J. Davino, Jack Jacobs and Bruce Steinberg to our board. On the same date, Mr. Sellers was elected as chairman of our board. Also during our fiscal year 2009, the following persons resigned as directors: Jonathan F. Miller, on August 18, 2008; James S. Yaffe, on August 18, 2008; Bruce Eskowitz, on August 19, 2008; Harold W. Ingalls, on January 10, 2009; and Arnie Geller, on February 9, 2009. On August 8, 2008, our board determined that the previously announced appointment of Gregg M. Goodman as a director was

“administratively ineffectual,” and Mr. Goodman was determined not to be a director. The composition of our compensation committee also changed during our fiscal year 2009. Although Mr. Cretan remained on the committee, the other two members were replaced by Mr. Sellers, who was succeeded by Mr. Adams on June 17, 2009, and Mr. Steinberg, the new chair of our compensation committee.

In addition to the significant changes in the composition of our board and compensation committee, our senior management completely changed during our fiscal year 2009. Mr. Eskowitz resigned as our president and chief executive officer on August 19, 2008. We terminated Mr. Geller as our president, chief executive officer and chairman of the board and appointed Mr. Davino, then a principal and head of the corporate rescue group of XRoads Solutions Group, LLC, a corporate restructuring management consulting company, as our interim president and chief executive officer on January 28, 2009. Our other management changes during fiscal year 2009 or early fiscal year 2010 included Mr. Ingalls’ resignation as our chief financial officer, Kelli L. Kellar’s resignation as our acting chief financial officer and chief accounting officer, Brian Wainger’s resignation as our vice president and chief legal counsel, and Thomas Zaller’s departure as our vice president of exhibitions. We are in process of rebuilding our management team, and as of the date of this report, we have only two executive officers — Mr. Davino, our interim president and chief executive officer, and Mr. John A. Stone, our new chief financial officer as of May 13, 2009.

The consent solicitation led by Sellers Capital involved six of our nine current directors. In making their case to our shareholders as part of the consent solicitation, these directors strongly criticized the compensation that we paid to our senior executives, our hiring practices, and the governance that we followed in making compensation and hiring decisions. These directors expressed their intent to reform our practices in these areas and to provide compensation for our senior managers that is more clearly aligned with the interests of our shareholders.

Due to these transitional events during our fiscal year 2009, we expect that the way we make compensation decisions in the future will follow a dramatically new course.

We also expect that there will be significant changes in the magnitude of the compensation that we pay to our executives and non-employee directors. We estimate that the total compensation paid to the company’s executives and non-employee directors during fiscal years 2007, 2008 and 2009 was approximately $2,600,000, $11,500,000 and $6,100,000, respectively. We expect that the new compensation policies and practices adopted by our newly composed compensation committee will result in compensation packages for our executives and non-employee directors that are more appropriate in relation to the company’s size and performance.

Compensation Policies and Practices for Fiscal Year 2010 and the Future

Since being formed on January 28, 2009, our newly composed compensation committee has not adopted an explicit statement of what our compensation policies and practices will be in the future, but has been discussing possible approaches and expects to define and articulate our policies and practices as our financial circumstances improve. Since its formation, the committee has focused on assisting the company in rebuilding our management team. In the absence of an explicit statement of our compensation policies and practices, the committee has been guided in its deliberations and discussions by four principles. First, we are committed to paying competitive compensation, which we believe is necessary to attract and retain qualified executive officers, particularly in light of the company’s current difficult financial circumstances. Second, we are committed to linking pay to performance through incentive compensation that is tied to specific performance criteria and achievement. Third, the interests of our executive officers should be aligned with the interests of our shareholders, which we believe can be promoted through performance-based awards tied to the achievement of our business objectives and equity-based awards. Fourth, our most important objective is the long-term increase in shareholder value, which in the near term involves stabilizing the company and positioning it for future growth and success.

Role of Our Compensation Committee

The duties and responsibilities of our compensation committee are set forth in the committee’s charter, as adopted by our board in April 2006. The charter of our compensation committee is available on our website located at www.prxi.com under the heading “Investor Relations” under the subheading “Corporate Governance.” We have included additional information about our compensation committee in the section of this report titled “Compensation Committee.”

Under its charter, our compensation committee is charged with assisting our board in fulfilling its responsibilities relating to the compensation of our executive officers. The charter requires the committee to be composed of at least three directors, all of whom must satisfy the independence requirements under the listing rules of the NASDAQ Global Market. As of January 28, 2009, the committee was reconstituted with Mr. Cretan, Mr. Sellers and Mr. Steinberg, each of whom has been determined by the committee and our board to meet these independence requirements (although Mr. Adams, who was also determined to be independent, replaced Mr. Sellers on the committee as of June 17, 2009). The principal responsibilities and functions of the committee include: reviewing the competitiveness of our executive compensation programs; reviewing and approving the compensation structure for our executive officers; overseeing the annual evaluations and approving the annual compensation for our executive officers; reviewing and approving compensation packages for new executive officers; reviewing and making recommendations regarding long-term equity-based and other incentive compensation plans; and reviewing our employment practices.

Our newly composed compensation committee has not determined to recommend amendments to the committee’s charter at this time, although it will review the charter and consider recommending changes on an annual basis.

Compensation Plans and Programs

As we are rebuilding our management team, we are currently in the process of reviewing our compensation plans and programs. Historically, the company has entered into employment agreements with our executive officers, and we recently entered into employment agreements with both Mr. Davino and Mr. Stone. As we hire additional executive officers, we expect that we will provide these new hires with employment agreements on competitive terms as well.

One of our recent focuses has been to develop an equity compensation program to provide for equity-based awards to our executive officers, other employees, consultants and non-employee directors, in light of the limited availability of authorized shares under our existing equity plans. As of the end of our fiscal year 2009, only 78,501 shares remain available under our 2000 Stock Option Plan and our Amended and Restated 2004 Stock Option Plan for the grants of stock options. After our recent grants of restricted stock units to our non-employee directors, which occurred on April 13, 2009, only 41,546 shares remain available for grants under our Amended and Restated 2007 Restricted Stock Plan. Our compensation committee believes that equity-based awards are essential to align the interests of our executive officers with the interests of our shareholders, and the committee’s work in this area has resulted in the adoption of our 2009 Equity Incentive Plan. Pending adoption of the 2009 Equity Incentive Plan by our shareholders at our 2009 annual meeting of shareholders, if we hire new executive officers, we may decide to make equity-based awards to our new executives outside of a formal stock plan as inducement grants that do not require shareholder approval under the listing rules of the NASDAQ Global Market. These grants would be approved by our compensation committee or a majority of our independent directors, as required by the NASDAQ rules.

In the past, the company has not utilized a formal peer group for consideration of our executive compensation decisions and generally has not utilized the advice of outside compensation consultants. In addition, the company has not had a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation. As we continue to review our compensation policies and programs and as we hire additional executive officers, we will likely decide to change these practices.

Mr. Davino’s Compensation

When our newly composed board was recognized on January 28, 2009, it appointed Mr. Davino as our interim president and chief executive officer. Given our company’s deteriorating financial condition and the significant changes in the composition of our board and management, our board believed that it was critical to select an interim chief executive officer with substantial turnaround experience. Our board also determined that it was appropriate to provide a compensation package to Mr. Davino that would be competitive in the marketplace for turnaround specialists, who were acknowledged to be in demand during the current economic downturn.

In connection with Mr. Davino’s appointment, our compensation committee approved compensation for Mr. Davino that includes a base salary of $50,000 per month and a cash bonus of up to $35,000 per month, based on the achievement of performance milestones that are required to be determined by our compensation committee. We also agreed to reimburse Mr. Davino’s living and commuting expenses not in excess of $9,500 per month in connection with his services in Atlanta, Georgia, where our principal executive office is located. Mr. Davino’s compensation package does not include an equity component and does not provide any severance payments upon termination of the agreement for any reason. The terms of this compensation package are set forth in Mr. Davino’s employment agreement with us, which has been approved by our compensation committee and board and is summarized in the section of this report titled “Employment Agreements.”

In developing the components of Mr. Davino’s compensation, our compensation committee selected a salary to provide Mr. Davino with a base level of compensation, a performance-based bonus to accomplish the committee’s pay-for-performance objective, and reimbursement of expenses to ease Mr. Davino’s burden of temporarily relocating to Atlanta from his home in New Jersey. As part of the deliberations in determining this compensation package, our compensation committee considered the levels of base and incentive compensation and reimbursements that would be necessary to recruit, and retain, an experienced turnaround specialist such as Mr. Davino to our company during a period of very challenging circumstances. The committee specifically considered prevailing market rates for an experienced turnaround specialist, and sought to set Mr. Davino’s total compensation opportunity in-line with such market rates. The committee also determined that, although most of Mr. Davino’s compensation would be fixed, a significant portion should be subject to the performance-based bonus, which would provide a strong incentive to Mr. Davino to meet our short-term goals relating to stabilizing and turning-around the company.

Since Mr. Davino’s tenure as our interim president and chief executive officer was contemplated to be short-term in nature, the committee did not believe that it was appropriate to include in his compensation package an equity component, which is generally intended to provide a long-term incentive. Similarly, the committee believed that Mr. Davino’s contemplated short tenure did not warrant the protection that could be provided through a severance payment obligation.

With respect to Mr. Davino’s bonus opportunity, our compensation committee has determined the specific performance milestones that are applicable to Mr. Davino’s first four months of employment with us. These performance milestones relate directly to our efforts to turn the company around and improve our financial condition, and include the following: developing a stabilization plan; developing a revenue architecture and go-to-market strategy for exhibitions; reengineering the company’s infrastructure and reducing costs; obtaining rescue financing; renegotiating or replacing key third party contractual relationships; and developing a long-term strategic business plan framework for approval by our board. In setting these milestones, our compensation committee believed that, in light of our current financial circumstances and the need for the company to be stabilized and turned-around, it was critical to develop performance criteria focused on the company’s short-term needs and goals. Our compensation committee also recognized that Mr. Davino’s engagement was contemplated to be on a short-term basis, and the committee therefore sought to provide an incentive for Mr. Davino to achieve specific results during his expected tenure with the company. Due to our distressed financial circumstances and the many conditions at the company that need to be addressed, the short-term goals for our company that are embodied in Mr. Davino’s performance milestones are extensive, and Mr. Davino will have performed at a very high level if he is able to achieve each of them and earn his full bonus.

Mr. Davino’s employment with us is currently on a month-to-month basis, and our compensation committee expects that it will establish specific performance milestones for his performance-based bonus for each additional month that he is employed by us. We currently do not know how long Mr. Davino will be employed by us. In the event that Mr. Davino or another chief executive officer is engaged by us on a more permanent basis, we expect that our compensation committee will develop a new compensation package at that time.

Mr. Stone’s Compensation

Effective as of May 13, 2009, we hired John A. Stone as our chief financial officer. Mr. Stone was most recently the chief financial officer of S-1 Corporation, a public company listed on the NASDAQ Global Market that provides customer interaction software solutions for financial and payment services.

In connection with Mr. Stone’s appointment as our chief financial officer, our compensation committee approved compensation for Mr. Stone that includes a base salary of $220,00 per year, a performance bonus opportunity that will be consistent with the incentive compensation programs that will be developed by our compensation committee, and a restricted stock grant of 75,000 shares of our common stock that vest over three years. In addition, if Mr. Stone is terminated by us without cause, he terminates his employment for good reason, or his employment is in certain circumstances terminated after we hire a new chief executive officer or sell the company, he will be entitled to severance pay equal to four months of his base salary. The terms of this compensation package are set forth in Mr. Stone’s employment agreement with us, which has been approved by our compensation committee and is summarized in the section of this report titled “Employment Agreements.”

In developing Mr. Stone’s compensation, our compensation committee established a salary to provide Mr. Stone with a base level of compensation and a performance bonus opportunity that will be determined pursuant to the incentive compensation programs developed by the committee during fiscal year 2010. The committee also believed that an equity award, in the form of restricted stock vesting over time, was an important component to provide Mr. Stone with an incentive to remain with the company over time and to provide him with an interest that is aligned with the interests of our shareholders. In arriving at this compensation package, our compensation committee considered the past compensation levels and equity awards provided to our chief financial officers and other senior financial and accounting officers, the committee’s knowledge of the market for financial personnel, and advice from the executive search firm that assisted us in finding and recruiting Mr. Stone to the company. The severance rights provided to Mr. Stone were considered by the committee to be a reasonable payment amount in order to provide Mr. Stone with some security in joining the company at a time when our financial stability and our future executive leadership are uncertain.

Tax, Accounting and Other Considerations

Our compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which limits the annual deduction a public company can take for U.S. federal income tax purposes for compensation paid to certain employees to $1.0 million each. Our compensation committee expects that all compensation we pay to our executive officers in fiscal year 2010 will be deductible for federal income tax purposes but our compensation committee reserves the discretion to approve compensation that will not meet these requirements as necessary to ensure competitive levels of total executive compensation for our executive officers. Although our compensation committee considers minimizing federal income tax expense an important goal in our financial planning process, it does not expect that it will be the only or even the most important goal.

When approving the terms of any equity awards, our compensation committee will consider the accounting implications of a given award, including the estimated expense, and will consider the dilution to our shareholders’ holdings. The committee recognizes that any equity-based awards will be dilutive to our existing shareholders, but believes that these awards are necessary to attract and retain the talent that we need to turn the company around.

Compensation Committee Report

The compensation committee, which is comprised entirely of independent directors, has reviewed and discussed with management the Compensation Discussion and Analysis included herein in accordance with Item 402(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Based on such review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for our 2009 annual meeting of shareholders and our Annual Report on Form 10-K for our fiscal year ended February 28, 2009.

Compensation Committee*:

Bruce Steinberg, Chairman
Mark A. Sellers
N. Nick Cretan

*	Mr. Adams did not succeed Mr. Sellers as a compensation committee member until June 17, 2009 and, therefore, was not asked to sign this report.

2009 Summary Compensation Table

The table below presents information regarding the compensation for fiscal years 2009, 2008 and 2007 for our interim president and chief executive officer, our former chief executive officers, our former chief financial officers, and all of our other executive officers employed by us at any time during fiscal year 2009. The individuals listed in the Summary Compensation Table are referred to collectively in this report as the “named executive officers.”

					Stock	Option		All Other
Name and Principal	Fiscal	Salary	Bonus		Awards	Awards		Compensation	Total
Position(1)	Year	($)	($)		($)(2)	($)(2)		($)(3)	($)

Christopher J. Davino(4)	2009	54,839	—		—	—		12,470	67,309
Interim President and Chief Executive Officer
Arnie Geller(5)	2009	647,570	—		—	1,663,278	(6)	173,045	2,483,893
Former Chairman of the Board,	2008	675,849	300,000	(7)	—	148,873		135,895	1,260,617
President and Chief Executive Officer	2007	404,735	—		—	83,611		97,765	586,111
Bruce Eskowitz(8)	2009	459,924	1,000,000		— (9)	—	(9)	604,228	2,064,152
Former President and Chief Executive Officer	2008	312,500	951,923	(10)	988,750 (9)	658,750	(9)	99,333	3,011,256
Kelli L. Kellar(11)	2009	152,882	5,000		92,056	27,858		11,865	289,661
Former Acting Chief Financial Officer and Chief Accounting Officer	2008	70,288	38,300	(12)	29,476	8,277		4,907	151,248
Harold W. Ingalls(13)	2009	230,013	25,000		—	49,800		50,230	355,043
Former Vice President and Chief Financial Officer	2008	10,962	25,000	(14)	—	—		—	35,962
Brian Wainger(15)	2009	108,336	50,000		—	8,601		125,000	291,937
Former Vice President and	2008	190,654	93,500	(16)	—	269,967		1,250	555,371
Chief Legal Counsel	2007	173,250	—		—	283,885		2,996	460,131
Thomas Zaller(17)	2009	246,044	75,000		—	27,194		11,865	360,103
Former Vice President of	2008	262,149	175,000	(18)	—	218,364		12,527	668,040
Exhibitions	2007	210,000	—		—	232,282		17,744	460,026

(1)	Mr. Stone was appointed as our chief financial officer on May 13, 2009, after the end of fiscal year 2009, and is, therefore, not included in this table.

(2)	The dollar values of restricted stock awards and stock option awards presented in these columns are equal to the corresponding compensation cost determined in accordance with SFAS No. 123R, except no estimates for forfeitures have been assumed. SFAS No. 123R requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 6 (Stock Options) to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended February 28, 2007, Note 7 (Stock Options) to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, and in Note 7 (Stock Compensation) to the Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year 2009. We did not make any restricted stock awards or stock option awards to our named executive officers during fiscal year 2009. The amounts shown in these columns represent the compensation cost we recognized in fiscal year 2009 related to restricted stock and option awards granted in prior years, as described in SFAS No. 123(R). The amounts shown in these columns reflect our accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers.

(3)	The amounts in the All Other Compensation Column for fiscal year 2009 consist of the following compensation items:

		Medical	Health		Living and
	Fiscal	Insurance	Care Cost	Auto	Commuting		Unpaid
Name	Year(a)	Premiums($)	Reimbursement($)	Allowance($)	Allowance($)	Relocation($)	Vacation($)	Severance($)		Consulting($)	Total($)

Christopher J. Davino	2009	2,051	—	—	10,419	—	—	—		—	12,470
Arnie Geller	2009	—	52,562	10,000	—	—	110,483	—		—	173,045
Bruce Eskowitz	2009	11,865	—	—	27,500	24,853	—	540,010	(b)	—	604,228
Kelli L. Kellar	2009	11,865	—	—	—	—	—	—		—	11,865
Harold W. Ingalls	2009	11,865	—	—	—	—	—	38,365	(c)	—	50,230
Brian Wainger	2009	—	—	—	—	—	—	—		125,000	125,000
Thomas Zaller	2009	11,865	—	—	—	—	—	—		—	11,865

(a)	The table above summarizes the amounts in the All Other Compensation Column for fiscal year 2009. The All Other Compensation Column for fiscal year 2008 includes the following compensation items: (i) for Mr. Geller, medical expenses of $47,288, life insurance expenses of $11,675, the cost of purchasing an automobile of $14,000, an automobile allowance of $12,000 and unused vacation pay of $44,195; (ii) for Mr. Eskowitz, relocation expenses of $55,926, rent expenses of $38,500 and medical expenses of $4,907; (iii) for Ms. Kellar, medical expenses of $4,907; (iv) for Mr. Wainger, medical expenses of $1,250; and (v) for Mr. Zaller, medical expenses of $11,777.

(b)	Pursuant to his separation agreement, upon his resignation on August 19, 2008, Mr. Eskowitz became entitled to a severance payment of $1,080,020, payable in bi-weekly installments from September 1, 2008 to August 31, 2009. During the 12-month severance period, we are also required to provide to Mr. Eskowitz health insurance benefits at the estimated cost of $13,046, increasing his total severance amount to approximately $1,093,065. The amount in this column represents the severance payment received by Mr. Eskowitz during fiscal year 2009.

(c)	Pursuant to the employment agreement, upon his resignation on January 10, 2009, Mr. Ingalls became entitled to a severance payment of $285,000 and continued health insurance benefits for the 12-month severance period at the estimated cost of $12,837. The amount in this column represents the severance payment received by Mr. Ingalls during fiscal year 2009 (including the health insurance costs, but excluding the acceleration of Mr. Ingalls’ options and restricted stock awards).

(4)	Mr. Davino was appointed as our interim president and chief executive officer on January 28, 2009, following the conclusion of Sellers Capitals LLC’s consent solicitation. On the same day, he was seated as one of our directors.

(5)	On January 28, 2009, we terminated Mr. Geller as our chairman of the board, president and chief executive officer. On February 9, 2009, he resigned as a director.

(6)	In connection with Mr. Geller’s termination on January 28, 2009, the vesting of 400,000 stock options with an exercise price of $4.31 was accelerated, resulting in us recognizing $1,579,667 in stock compensation income.

(7)	This amount represents a discretionary cash bonus authorized by our compensation committee on July 19, 2007.

(8)	Mr. Eskowitz resigned as our president, chief executive officer and director on August 19, 2008.

(9)	In connection with Mr. Eskowitz’s resignation on August 19, 2009, he forfeited 625,000 restricted stock awards and 625,000 option awards pursuant to his separation agreement, resulting in us recognizing $3,020,000 in stock compensation income for amounts previously expensed. We did not reflect a negative number for fiscal year 2009 for the amounts previously reported.

(10)	This amount represents a cash bonus paid to Mr. Eskowitz pursuant to the terms of his employment agreement on October 15, 2007.

(11)	Ms. Kellar resigned as our chief accounting officer and acting chief financial officer on May 15, 2009.

(12)	This amount includes a cash signing bonus paid to Ms. Kellar on November 27, 2007 of $33,300 and a $5,000 discretionary cash bonus earned during fiscal year 2008 and authorized by our compensation committee on April 17, 2008.

(13)	Mr. Ingalls resigned as our vice president, chief financial officer and director on January 10, 2009.

(14)	This amount represents a cash signing bonus paid to Mr. Ingalls on February 20, 2008.

(15)	On August 19, 2008, Mr. Wainger resigned as our vice president and chief legal counsel and is currently providing consulting services to us.

(16)	This amount includes a $43,500 discretionary cash bonus authorized by our compensation committee on July 19, 2007, and a $50,000 discretionary cash bonus earned during fiscal year 2008 and authorized by our compensation committee on April 17, 2008.

(17)	The term of Mr. Zaller’s employment agreement expired on January 27, 2009, and his employment as our vice president of exhibitions did not continue after that date.

(18)	This amount includes a $100,000 discretionary cash bonus authorized by our compensation committee on July 19, 2007, and a $75,000 discretionary cash bonus earned during fiscal year 2008 and authorized by our compensation committee on April 17, 2008.

2009 Grants of Plan-Based Awards

We have not made any awards of restricted stock or stock options to our named executive officers during fiscal year 2009. The following table shows the estimated payout under Mr. Davino’s bonus arrangements, as further described in the sections of this report titled “Compensation Discussion and Analysis” and “Employment Agreements.”

Estimated Future Payouts
Under Non-Equity Incentive Plan Awards
	Threshold	Target		Maximum
Name	($)	($)		($)

Christopher J. Davino	—	140,000	(1)	—
Arnie Geller	—	—		—
Bruce Eskowitz	—	—		—
Kelli L. Kellar	—	—		—
Harold W. Ingalls	—	—		—
Brian Wainger	—	—		—
Thomas Zaller	—	—		—

(1)	Represents the estimated future bonus payout upon Mr. Davino’s satisfaction of the performance criteria established by our compensation committee for Mr. Davino’s first four months of employment with us.

Annual Base Salary as a Percent of Total Compensation

Annual base salaries paid to our named executive officers for fiscal year 2009 are shown in the 2009 Summary Compensation Table.

For fiscal year 2009, the salary paid to each of our named executive officers constituted the following percentage of each executive’s total compensation: Mr. Davino — 81%; Mr. Geller — 26%; Mr. Eskowitz — 22%; Ms. Kellar — 53%; Mr. Ingalls — 65%; Mr. Wainger — 37%; and Mr. Zaller — 68%.

Employment Agreements

Set forth below are summaries of the key terms of our employment agreements with the named executive officers listed in the 2009 Summary Compensation Table who are currently officers of the company.

The persons listed in the 2009 Summary Compensation Table that are no longer employed by the company received compensation pursuant to employment agreements that have been summarized in prior filings made by the company with the SEC. Although the company continues to honor its ongoing obligations under such agreements, we believe that it is possible that not all of such agreements were properly approved by the company’s board of directors. In addition, due to the significant changes that have occurred at the company during and after fiscal 2009, the compensation and other arrangements provided in those agreements no longer reflect the way the company makes compensation decisions. See the section above titled “Compensation Discussion and Analysis.”

The employment agreements with our existing officers are as follows:

Christopher J. Davino.  Effective as of January 28, 2009, we entered into an employment agreement with Mr. Davino for his services as our interim president and chief executive officer. Following the expiration of the initial term on May 28, 2009, the term of the agreement automatically extends by successive one-month periods unless either party terminates the agreement by notifying the other party in writing at least 30 days prior to the end of the applicable renewal term.

Pursuant to his employment agreement, Mr. Davino receives a salary of $50,000 per month. We also reimburse Mr. Davino’s living and commuting expenses not in excess of $9,500 per month. After four months of employment, Mr. Davino became eligible to receive a performance-based cash bonus of up to $35,000 per month, including for the first four months of his employment. Our compensation committee will determine if Mr. Davino achieved the performance criteria previously developed and approved by the committee. Following May 28, 2009, we are required to pay Mr. Davino the same compensation on a month-to-month basis. Mr. Davino’s employment agreement does not provide any severance payments upon termination of the agreement for any reason.

We will indemnify Mr. Davino against all losses arising out of or relating to Mr. Davino’s employment as our interim president and chief executive officer other than losses resulting from Mr. Davino’s gross negligence or willful misconduct, any violation of law by Mr. Davino, or his breach of the agreement. The employment agreement also contains a customary confidentiality provision.

John A. Stone.  Effective as of May 13, 2009, after the end of fiscal year 2009, Mr. Stone became our chief financial officer. We entered into an employment agreement with Mr. Stone, pursuant to which Mr. Stone is entitled to receive a base salary of $220,00 per year, a performance bonus opportunity pursuant to the incentive compensation programs that will be developed by our compensation committee, and a restricted stock grant of 75,000 shares of our common stock vesting over three years. In addition, if Mr. Stone is terminated by us without cause, he terminates his employment for good reason, or his employment is in certain circumstances terminated after we hire a new chief executive officer or sell the company, he will be entitled to severance pay equal to four months of his base salary.

Outstanding Equity Awards at February 28, 2009

The following table shows information regarding our named executive officers’ outstanding equity-based awards as of February 28, 2009.

	Option Awards					Stock Awards
	Number of	Number of
	Shares	Shares
	Underlying	Underlying				Number of		Market Value
	Unexercised	Unexercised	Option			Shares		of Shares
	Options	Options	Exercise	Option		That Have		That Have
	(#)	(#)	Price	Expiration		Not Vested		Not Vested
Name	Exercisable	Unexercisable	($)	Date		(#)		($)(1)

Christopher J. Davino	—	—	—	—
						—		—
Arnie Geller	75,000	—	0.40	1/27/2011	(2)
	500,000	—	0.40	2/2/2012	(2)
	75,000	—	0.32	12/12/2013	(2)
	75,000	—	3.65	1/27/2016	(3)
	400,000	—	4.31	4/11/2016	(4)
						—		—
Bruce Eskowitz	—	—	—	—	(5)
						—	(6)	—
Kelli L. Kellar	3,334	6,666	9.93	11/27/2017	(7)
						3,333	(8)	2,666
						13,333	(9)	10,666
Harold Ingalls	15,000	—	4.93	2/20/2018	(10)
						—		—
Brian Wainger	33,334	—	1.70	4/15/2015	(11)
	66,666	—	2.15	9/13/2015	(12)
	100,000	—	3.65	1/27/2016	(13)
						—		—
Thomas Zaller	50,000	—	0.28	12/12/2013	(14)
	100,000	—	2.15	9/13/2015	(15)
	100,000	—	3.65	1/27/2016	(16)
						—		—

(1)	The market value of shares reported in this column is based on the closing market price of our common stock of $0.80 per share on February 27, 2009, which was the last trading day of fiscal year 2009.

(2)	Exercised on April 27, 2009. These options had three-year vesting terms, with 33 1/3% of the options vesting on each of the first, second and third anniversaries of their grant dates of January 27, 2001, February 2, 2002, and December 12, 2003, respectively.

(3)	This option vested in thirty-six equal monthly installments from the January 27, 2006 grant date.

(4)	These options were to vest in equal monthly installments over the two-year period from February 4, 2009 to February 4, 2011, but were accelerated upon Mr. Geller’s termination as our president and chief executive officer on January 28, 2009.

(5)	Upon his termination of employment, Mr. Eskowitz forfeited 625,000 options previously granted to him.

(6)	Upon his termination of employment, Mr. Eskowitz forfeited 625,000 shares of restricted stock previously granted to him.

(7)	Of the 6,666 options unexercisable at February 28, 2009, 3,333 options were accelerated and became exercisable and 3,333 options were forfeited in connection with Ms. Kellar’s resignation on May 15, 2009.

These options had a three-year vesting period, with 33 1/3% of these options vesting on each of the first, second and third anniversaries of the November 27, 2007 grant date.

(8)	Of the 3,333 restricted stock awards not vested at February 28, 2009, 1,667 shares vested and 1,666 shares were forfeited in connection with Ms. Kellar’s resignation on May 15, 2009. The restricted stock awards had a three-year vesting period, with 33 1/3% of those shares vesting on each of the first, second and third anniversaries of the September 4, 2007 grant date.

(9)	Of the 13,333 restricted stock awards not vested at February 28, 2009, 6,667 shares vested and 6,666 shares were forfeited in connection with Ms. Kellar’s resignation on May 15, 2009. The restricted stock awards had a three-year vesting period, with 33 1/3% of those shares vesting on each of the first, second and third anniversaries of the November 27, 2007 grant date.

(10)	Upon Mr. Ingalls’ resignation on January 10, 2009, 15,000 options became exercisable. On February 20, 2008, Mr. Ingalls was awarded an option to purchase 45,000 shares of common stock. The option had a three-year vesting period, with 33 1/3% of the options vesting on each of the first, second and third anniversaries of the February 20, 2008 grant date. Upon Mr. Ingalls’ resignation, one-third of the shares under the option became immediately exercisable, and the remaining two-thirds of the shares under the option were cancelled.

(11)	33,334 options became exercisable on April 15, 2008.

(12)	33,333 options became exercisable on September 13, 2009, and 33,333 options became exercisable on September 13, 2008.

(13)	These options vested in 24 equal monthly installments from the January 27, 2006 grant date, such that 6,250 options become exercisable each month during such period.

(14)	Exercised on April 24, 2009. This option became exercisable immediately on the date of grant.

(15)	The amount includes 33,334 options that became exercisable on September 13, 2008.

(16)	These options vested in 24 equal monthly installments from the January 27, 2006 grant date, such that 6,250 options became exercisable each month during such period.

2009 Option Exercises and Stock Vested

The following table shows information regarding aggregate stock option exercises and aggregate stock awards vested, including in each case the value realized upon exercise or vesting, during fiscal year 2009 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Christopher J. Davino	—	—	—	—
Arnie Geller	83,167	178,809	—	—
Bruce Eskowitz	—	—	—	—
Kelli L. Kellar	—	—	8,334	92,058
Harold W. Ingalls	—	—	25,000	123,250
Brian Wainger	—	—	—	—
Thomas Zaller	—	—	—	—

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price of our common stock on the date of exercise, multiplied by the number of shares acquired.

(2)	The value realized on the vesting of our restricted stock is determined by multiplying the number of shares acquired by the market price of our common stock on the date of vesting.

Potential Payments Upon Termination or Change-of-Control

We currently have only two executive officers — Mr. Davino, our interim president and chief executive officer, and Mr. Stone, our chief financial officer. Mr. Davino’s employment agreement does not provide for any payments upon termination or a change-of-control. For a description of the potential payments to Mr. Stone upon a termination or change-of-control under his employment agreement, see the section of this report titled “Employment Agreements.”

Pursuant to the company’s 2000 Stock Option Plan and Amended and Restated 2004 Stock Option Plan, upon the effective date of a change-of-control of the company, our board of directors may declare that each option granted under these plans shall terminate as of a date fixed by the board. Each named executive officer would then have the right, during the period of 30 days preceding such termination, to exercise his or her options as to all or any part of the shares of stock covered by the options, including shares of stock as to which such option would not otherwise be exercisable.

In addition, pursuant to our Amended and Restated 2007 Restricted Stock Plan, upon the effective date of a change-of-control of the company, all awards of restricted stock outstanding under the Plan and held by our named executive officers would immediately vest in full.

Compensation Committee

Our compensation committee was formed in April 2006. The current members of the compensation committee are Mr. Steinberg (chairman), Mr. Adams and Mr. Cretan. Mr. Sellers served on our compensation committee from January 28, 2009 to June 17, 2009, when he was succeeded by Mr. Adams. Our board of directors has determined that each of the members of our compensation committee is independent in accordance with the listing standards of the NASDAQ Global Market.

Our compensation committee discharges the responsibilities of our board of directors relating to the compensation of our executive officers. Among its duties, our compensation committee determines the compensation and benefits paid to our executive officers, including our interim president and chief executive officer.

Our compensation committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of awards of stock options and establishes the number of shares and other terms applicable to such awards.

Our compensation committee also determines the compensation paid to our board of directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this report titled “Director Compensation.”

In addition, our compensation committee is responsible for reviewing and discussing with management the Compensation Discussion and Analysis that SEC rules require be included in this report and our annual proxy statement, preparing the committee’s report that SEC rules require be included in this report and our annual proxy statement, and performing such other tasks that are consistent with its charter. The compensation committee’s report relating to fiscal year 2009 is included herein.

Our compensation committee has the authority to delegate any of its responsibilities to subcommittees that are composed entirely of independent directors, as the chairman of the compensation committee may deem appropriate.

Director Compensation

Our compensation committee annually reviews and approves compensation for our non-employee directors. Generally, the compensation committee sets director compensation at a level that is intended to provide an incentive for current directors to continue in their roles and for new directors to join our board of directors.

New Director Compensation Plan

On April 23, 2009, our board of directors approved a new director compensation plan to attract and retain qualified directors to assist us in the turnaround of our company. Under the new plan, we pay an annual retainer of

$90,000 to each of our non-employee directors, which is paid partly in equity and partly in cash. The purpose of the equity component is to better align the interests of our directors with those of our shareholders. The directors do not receive additional fees for attendance at board or committee meetings. Mr. Sellers does not accept any compensation for his services as a director or chairman of our board of directors.

For the 2009 calendar year, due to the limited availability of shares under our 2007 Restricted Stock Plan, each non-employee director was requested to elect $20,000 of the annual retainer to be paid in equity and $70,000 of the annual retainer to be paid in cash. Equity compensation is in the form of restricted stock units vesting on the earlier of (i) January 1, 2010, (ii) a change-of-control, or (iii) the day when a director ceases to serve on our board of directors. If a director ceases to be a member of our board of directors, his restricted stock units will vest immediately and proportionately to the period of time served by the director during the year. The restricted stock units will be payable to the non-employee director, in shares of our common stock, within 20 days after becoming vested, and any units that do not vest will be forfeited. Cash compensation is paid monthly.

Pre-2009 Director Compensation Plan

Cash Compensation

Prior to 2009, each of our non-employee directors was paid a $1,000 per diem board of directors meeting fee for in-person attendance, and a $300 per diem meeting fee for telephonic attendance, at board of directors and committee meetings.

In addition, the chairman of our audit committee received an additional $2,500 annually, and the chairman of each of our compensation committee and our corporate governance and nominating committee received an additional $2,000 annually.

Stock Compensation

Prior to 2009, the company’s policy was to compensate each director by issuing 25,000 shares of our common stock upon appointment as a director and by issuing an option to purchase 75,000 shares of our common stock every three years (with the first such grant made upon appointment as a director) under the Amended and Restated 2004 Stock Option Plan.

Other Director Compensation

Prior to 2009, the company reimbursed each director for medical insurance. The company also paid the annual premium for long-term care insurance for Messrs. Cretan and Banker. The amounts that the company paid for such insurance on behalf of Messrs. Cretan and Banker during fiscal year 2009 are set forth below in the 2009 Director Summary Compensation Table in the “All Other Compensation” column.

2009 Director Compensation Table

The following table sets forth information regarding the compensation of our non-employee directors for fiscal year 2009. Information about the compensation of Messrs. Davino, Eskowitz, Ingalls and Geller for their services during fiscal year 2009 is reflected in the 2009 Summary Compensation table.

	Fees Earned
	or Paid in		Stock		Option		All Other
	Cash		Awards		Awards		Compensation	Total
Name	($)		($)(1)		($)(2)		($)(3)	($)

William M. Adams(4)	5,945	(5)	3,333	(6)	—		—	9,278
Douglas Banker	24,345	(5)	3,333	(6)	—		18,390	46,069
N. Nick Cretan	24,645	(5)	3,333	(6)	—		6,140	34,118
Mark A. Hugh Sam	5,945	(5)	3,333	(6)	—		—	9,278
Jack Jacobs(4)	5,945	(5)	3,333	(6)	—		—	9,278
Jonathan F. Miller(7)	1,200		—		—	(7)	—	1,200
Alan B. Reed	25,145	(5)	3,333	(6)	—		14,058	42,536
Mark A. Sellers(8)	—		—		—		—	—
Bruce Steinberg(4)	5,945	(5)	3,333	(6)	—		—	9,278
James S. Yaffe(7)	1,900		—		—	(7)	—	1,900

(1)	The dollar values of the stock awards shown in these columns were calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”), on the same basis as disclosed in footnote 2 to the 2009 Summary Compensation Table.

(2)	We did not grant any stock option awards to our non-employee directors for fiscal year 2009. As of February 28, 2009, the following vested and unvested stock option awards, in aggregate, were outstanding: Douglas Banker — 225,000 options; N. Nick Cretan — 225,000 options; and Alan Reed — 29,167 options.

(3)	The amounts shown in these columns represent the amounts that we paid for health care insurance premiums, health care expenses, life insurance premiums and long-term care insurance premiums.

(4)	Messrs. Adams, Jacobs and Steinberg were seated as our directors on January 28, 2009, following the conclusion of Sellers Capital LLC’s consent solicitation.

(5)	Represents the amount earned with respect to fiscal year 2009.

(6)	On April 23, 2009, we granted 27,398 restricted stock units, with a SFAS 123R value of $20,000, to each of our then-serving non-employee directors (other than Mr. Sellers, who elected not to receive compensation) for the 2009 calendar year. The amounts shown in this column reflect the SFAS 123R value of these awards with respect to the last two months of our fiscal year 2009.

(7)	On August 18, 2008, Messrs. Miller and Yaffe resigned as our directors, and each forfeited 200,000 options awards with a SFAS No. 123R value of $2,108,000.

(8)	Mr. Sellers has elected not to receive any compensation for his services as a director or the chairman of our board of directors.

Compensation Committee Interlocks and Insider Participation

No current member of our compensation committee: (i) was an officer or employee of ours or any of our subsidiaries during fiscal year 2009; (ii) was formerly an officer of ours or any of our subsidiaries; or (iii) had any relationship requiring disclosure in this report pursuant to SEC rules. In addition, none of our executive officers served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) as a director of another entity, one of whose executive officers served on our compensation committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Shareholders

Except as indicated otherwise, the following table sets forth certain information, as of June 17, 2009, regarding the beneficial ownership of our common stock by:

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors, nominees for directors and executive officers; and

•	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned
		Percentage of
Name of Beneficial Owner	Number of Shares (#)	Class (%) (1)

More than 5% Shareholders:
Sellers Capital Master Fund, Ltd. (2)	4,928,399	16.3%
Arnie Geller (3)	2,981,717	9.6%
Tricadia Capital Management, LLC (4)	2,091,600	6.9%
William S. and Janice S. Gasparrini (5)	2,288,937	7.6%
Morgan Stanley (6)	1,601,105	5.3%
Directors, Director Nominees and Executive Officers:
William M. Adams (7)	27,398	—
Douglas Banker (7)(8)	332,398	1.1%
N. Nick Cretan (7)(8)	332,398	1.1%
Christopher J. Davino	—	—
Mark A. Hugh Sam (7)	27,398	—
Jack Jacobs (7)	27,398	—
Alan B. Reed (7)(9)	93,772	—
Mark A. Sellers (10)	4,928,399	16.3%
Bruce Steinberg (7)	27,398	—
John A. Stone (11)	75,000	—
Samuel S. Weiser (10)	4,928,399	16.3%
Directors and executive officers as a group (11 persons) (12)	5,871,559	19.1%

(1)	As reported by such persons as of June 17, 2009, with percentages based on 30,198,966 shares of our common stock issued and outstanding, except as indicated otherwise and except where the person has the right to acquire shares within the next 60 days (as indicated in the other footnotes to this table), which increases the number of shares beneficially owned by such person and the number of shares outstanding. We have determined beneficial ownership in accordance with the SEC’s rules. Under such rules, “beneficial ownership” is deemed to include shares for which the individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by exercise of options. Shares that may be acquired within 60 days are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that shareholder. We have omitted percentages of less than 1% from the table.

(2)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D/A filed with the SEC by Sellers Capital Master Fund, Ltd., Sellers Capital LLC, and Mark A. Sellers on May 12, 2009. Each reporting person reports shared voting and dispositive power with respect to 4,928,399 of such shares. Mark A. Sellers is the managing member of Sellers Capital LLC, which is the investment manager to and general partner of Sellers Capital Master Fund, Ltd. In addition to Mr. Sellers, the only other person who may be deemed to be operating in the capacity of an executive officer or director of Sellers Capital Master Fund, Ltd. or Sellers Capital LLC is Samuel S. Weiser, who is the Chief Operating Officer of Sellers Capital LLC. Each of the reporting persons disclaimed beneficial ownership of shares of our common stock, except to the extent of their pecuniary interest therein. The principal business office of Sellers Capital Master Fund, Ltd. is c/o M&C Corporate Services, Ugland House, South Church Street, P.O. Box 309 GT, George Town, Grand Cayman, Cayman Islands. The principal business office of Sellers Capital LLC and Mark A. Sellers is 311 S. Wacker Drive, Suite 925, Chicago, Illinois 60606.

(3)	Mr. Geller holds 475,000 presently exercisable options but we are unable to determine Mr. Geller’s other current holdings of our common stock. The number of shares shown in the table is based on the company’s consent revocation statement filed with the SEC on January 9, 2009 and includes (i) 1,267,300 shares of common stock held as tenancy by the entireties by Mr. Geller and his wife, Judith Geller; (ii) presently exercisable options to purchase 718,750 shares of common stock; and (iii) 83,167 shares of common stock held by Judith Geller. Mr. Geller’s last Schedule 13D/A was filed with the SEC on February 14, 2007, and his last Form 4 was filed with the SEC on July 1, 2008.

(4)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13G filed with the SEC by Tricadia Capital Management, LLC (“Tricadia”), Tricadia Holdings, L.P., Tricadia Holdings GP, LLC, Arif Inayatullah, and Michael Barnes on February 12, 2009 with respect to their holdings as of December 31, 2008. Each reporting person reports shared voting and dispositive power with respect to 2,091,600 of such shares. The reported shares are owned by advisory clients of Tricadia, no one of which to the knowledge of Tricadia owns more than 5% of the class. In its role as an investment advisor, Tricadia possesses voting and investment power over the reported shares that are owned by Tricadia’s advisory clients. Tricadia Holdings, L.P. owns Tricadia Capital Management, LLC. Tricadia Holdings GP, LLC serves as the general partner of Tricadia Holdings, L.P. Michael Barnes and Arif Inayatullah are the managing members of Tricadia Holdings GP, LLC. Each of the reporting persons disclaimed beneficial ownership of shares of our common stock. The principal business office of each reporting person is 780 Third Avenue, 29th Floor, New York, NY 10017.

(5)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D filed with the SEC by William S. Gasparrini and Janice S. Gasparrini on July 7, 2005. Mr. Gasparrini reports sole voting and dispositive power with respect to 544,994 of such shares and Mr. and Mrs. Gasparrini report shared voting and dispositive power with respect to 1,743,943 of such shares. Mr. and Mrs. Gasparrini have the power to vote or to direct to vote, and the power to dispose or direct the disposition of, the reported shares. The Gasparrinis’ address is 23 Oak Street, Greenwich, Connecticut 06830.

(6)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13G/A filed with the SEC by Morgan Stanley and Morgan Stanley Investment Management Inc. on February 17, 2009 with respect to their holdings as of December 31, 2008. Morgan Stanley reports sole voting power with respect to 1,476,203 of such shares and sole dispositive power with respect to 1,601,105 of such shares. Morgan Stanley Investment Management Inc. reports sole voting power with respect to 1,442,060 of such shares and sole dispositive power with respect to 1,506,861 of such shares. The shares reported by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Investment Management Inc., an investment adviser and a wholly-owned subsidiary of Morgan Stanley. The Schedule 13G/A does not disclose, and we are unable to determine, who has the ultimate voting or investment control over the shares of our common stock held by Morgan Stanley and Morgan Stanley Investment Management Inc. The principal business office of Morgan Stanley is 1585 Broadway, New York, New York 10036, and the principal business office of Morgan Stanley Investment Management Inc. is 522 Fifth Avenue, New York, New York 10036.

(7)	The number shown includes the 27,398 shares of restricted common stock granted to each of our non-employee directors (other than Mr. Sellers) on April 23, 2009.

(8)	The number shown includes presently exercisable options to purchase 225,000 shares of common stock.

(9)	The number shown includes (i) 4,000 shares of common stock held by Mr. Reed as custodian for his daughter; (ii) 33,207 shares beneficially owned by Mr. Reed’s wife, Elizabeth A. Reed; and (iii) presently exercisable options to purchase 29,167 shares of common stock.

(10)	As a control affiliate of Sellers Capital LLC and Sellers Capital Master Fund, Ltd., Mr. Sellers is deemed to beneficially own the 4,928,399 shares of our common stock that are beneficially owned by Sellers Capital LLC and Sellers Capital Master Fund, Ltd. As the chief operating officer of Sellers Capital LLC, Mr. Weiser is also deemed to beneficially own the 4,928,399 shares of our common stock that are beneficially owned by Sellers Capital LLC and Sellers Capital Master Fund, Ltd.

(11)	The number shown represents the 75,000 shares of restricted stock that Mr. Stone is entitled to receive under his employment agreement with us.

(12)	Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of June 17, 2009. During fiscal year 2009, Messrs. Miller, Yaffe, Eskowitz, Ingalls and Geller resigned as our directors, and Messrs. Eskowitz, Ingalls, Geller, Wainger and Zaller and Ms. Kellar resigned or were terminated as our executive officers. We are unable to determine their current holdings of our common stock. As reported in the company’s revised proxy statement filed with the SEC on September 29, 2008, Messrs. Eskowitz, Ingalls, Geller, Wainger and Zaller and Ms. Kellar held as a group 3,541,817 shares of our common stock as of September 9, 2008. As reported in the company’s proxy statement filed with the SEC on June 24, 2008, Messrs. Miller and Yaffe as a group held 50,000 shares of our common stock as of June 18, 2008.

Changes of Control

On July 23, 2008, Mark A. Sellers and Mark A. Hugh Sam were appointed to our board at the request of Sellers Capital LLC. On January 28, 2009, after the conclusion of the consent solicitation led by Sellers Capital LLC, Sellers Capital Master Fund, Ltd. and their slate of four independent director candidates, we recognized the election of William M. Adams, Christopher J. Davino, Jack Jacobs and Bruce Steinberg to our board. On the same date, Mr. Sellers was elected as chairman of our board. Also during our fiscal year 2009, the following persons resigned as directors: Jonathan F. Miller, on August 18, 2008; James S. Yaffe, on August 18, 2008; Bruce Eskowitz, on August 19, 2008; Harold W. Ingalls, on January 10, 2009; and Arnie Geller, on February 9, 2009. On August 8, 2008, our board determined that the previously announced appointment of Gregg M. Goodman as a director was “administratively ineffectual,” and Mr. Goodman was determined not to be a director.

In addition to the significant changes in the composition of our board, our senior management completely changed during our fiscal year 2009. Mr. Eskowitz resigned as our president and chief executive officer on August 19, 2008. At the conclusion of Sellers Capital’s consent solicitation, we terminated Mr. Geller as our president, chief executive officer and chairman of the board and appointed Mr. Davino, then a principal and head of the corporate rescue group of XRoads Solutions Group, LLC, a corporate restructuring management consulting company, as our interim president and chief executive officer on January 28, 2009. Our other management changes during fiscal year 2009 or early fiscal year 2010 included Mr. Ingalls’ resignation as our chief financial officer, Kelli L. Kellar’s resignation as our acting chief financial officer and chief accounting officer, Brian Wainger’s resignation as our vice president and chief legal counsel, Thomas Zaller’s departure as our vice president of exhibitions, and the appointment of John A. Stone as our new chief financial officer.

In May and June 2009, Sellers Capital Master Fund, Ltd., our largest shareholder, purchased from us unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $11.55 million. If the issuance of our common stock upon conversion of the Notes is approved by our shareholders at our 2009 annual meeting of shareholders, Sellers Capital will have the right to convert the Notes into shares of our common stock, increasing Sellers Capital’s beneficial ownership to approximately 44.0% of our common stock. Sellers Capital will be restricted from voting the shares issuable upon the conversion of the Notes, except upon specific events outside the normal course. In addition, we have nominated Samuel S. Weiser, an affiliate of Sellers Capital, to our board, which nomination is subject to the approval of our shareholders at our 2009 annual meeting of shareholders.

Except for the transactions described herein, we are not aware of any arrangement that might result in a change-of-control in the future.

Current Equity Compensation Plan Information

The following table provides information as of February 28, 2009 about our equity compensation plans under which awards are currently outstanding. If our shareholders approve the 2009 Equity Incentive Plan at our 2009 annual meeting of shareholders, our 2000 Stock Option Plan (the “2000 Plan”), Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and Amended and Restated 2007 Restricted Stock Plan (the “2007 Plan”) will terminate effective immediately after the annual meeting. Once terminated, we will not grant any new awards under those plans but any outstanding awards under the plans will remain outstanding in accordance with their terms.

			Number of Shares
			Remaining Available for
			Issuance Under
	Number of Shares	Weighted-Average	Equity Compensation
	Issuable Upon Exercise	Exercise Price of	Plans (Excluding Shares
	of Outstanding Options(1)	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)(2)

Equity compensation plans approved by shareholders	2,517,177	$2.17	78,501
Equity compensation plans not approved by shareholders(3)	26,667	4.78	N/A

Total	2,543,844	$2.20	78,501

(1)	Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 945,000 outstanding stock options granted under our 2000 Plan and 1,572,177 outstanding stock options granted under our 2004 Plan.

(2)	Column (c) includes 78,501 shares of our common stock under the 2004 Plan. As of the date of this report, we also have 41,546 shares of our common stock available for issuance under our 2007 Plan.

(3)	Represents outstanding stock option awards made to employees outside of our 2000 Plan and 2004 Plan pursuant to individual employment agreements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd., pursuant to which Seaventures acquired from us all of its ownership interest in the Carpathia for $3,000,000. We received $500,000 from Seaventures on February 28, 2007 and received the remaining $2,500,000 from Seaventures on April 15, 2008. Also, on February 28, 2007, Seaventures purchased an option from us to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. We received payment of $1,500,000 from Seaventures for the sale of this option on February 28, 2007. At the time we entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock. We entered into a 20-year license agreement effective February 28, 2007 whereby we received exclusive rights to present Carpathia artifacts in our exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009, we had provided funding of approximately $912,000. We will start amortizing this license agreement with the opening of Titanic in St. Paul, Minnesota. It will be amortized over the remaining term of the agreement or its useful life.

Judy Geller, the wife of our former president and chief executive officer and executive chairman, received payments for services of approximately $100,000 during the fiscal year ended February 29, 2008. Ms. Geller was engaged to provide consulting on our exhibition design, development and installation and catalog design and development. In addition, royalty payments on the sale of our exhibition catalogs of approximately $197,000 were paid to her during the fiscal year ended February 29, 2008 by us and our co-presentation partner pursuant to a royalty agreement between Ms. Geller and us. On June 27, 2008, the company entered into a settlement agreement with Ms. Geller whereby she received a single payment of $275,000 as a final and complete settlement of all monies owed to her under her consulting agreement dated March 15, 2001 and amended March 15, 2006. In addition to the cash payment, 16,500 unvested options to purchase our common stock were fully vested. Any additional options granted to her on September 13, 2005 were forfeited.

Pursuant to his consulting and severance agreement, the company paid Mr. Wainger a consulting fee of $20,833 per month from August 19, 2008, the date of Mr. Wainger’s resignation as our vice president and chief legal counsel, to February 28, 2009. The agreement also provided for a severance payment of $20,833 per month, payable from March 1, 2009 through March 15, 2010. To assist in the company’s transition, in March 2009 we extended Mr. Wainger’s consulting agreement through August 31, 2009, pursuant to which Mr. Wainger provides services with respect to legal, financial, strategic, administrative and other business matters affecting our company. Mr. Wainger will receive a total payment of $90,000 for his consulting services from March through August 2009, to be paid on March 15, 2010. We also pay rent in the amount of $397 per month for Mr. Wainger’s office in Virginia and reimburse Mr. Wainger for his reasonable out-of-pocket expenses that are directly related to his consulting services. Until March 15, 2010, Mr. Wainger is also entitled to receive our medical and dental insurance coverage and is entitled to exercise his stock options, which vest according to their schedule, through March 31, 2011.

On February 2, 2009, we entered into a month-to-month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser, our director nominee, pursuant to which Mr. Weiser provides consulting services to us at a rate of $1,250 a day, not to exceed 16 days per month, and after three months is eligible for an incentive award at the sole discretion of the compensation committee of our board of directors. Mr. Weiser is also the chief operating officer of Sellers Capital, LLC, which manages Sellers Capital Master Fund, Ltd., our largest shareholder. We do not expect Mr. Weiser’s consulting contract to continue past July 31, 2009. If elected at our 2009 annual meeting of shareholders, Mr. Weiser will receive only regular director compensation.

Sellers Capital, our largest shareholder, purchased from us Notes in the principal amount of $6.0 million on May 6, 2009 and Notes in the principal amount of $5.55 million on June 15, 2009, as further described in Item 12 of this report. If Notes held by Sellers Capital are fully converted into shares of our common stock, Sellers Capital’s beneficial ownership will increase to approximately 44% of our common stock.

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

Pursuant to policies and procedures adopted by our board of directors, our audit committee or our full board of directors reviews all relationships and transactions in which the company and our directors or executive officers, or their immediate family members, are participants in advance for review and approval. All existing related party transactions are reviewed at least annually by our audit committee or our full board of directors. Any director or officer with an interest in a related party transaction is expected to recuse himself or herself from any consideration of the matter.

During its review of such relationships and transactions, our audit committee or our full board of directors considers the following:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount and type of transaction;

•	the importance of the transaction to the related person and to the company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

•	any other matters the committee deems appropriate.

In addition, to the extent that the transaction involves an independent director, consideration is also given, as applicable, to the listing standards of the NASDAQ Global Market and other relevant rules related to independence.

Independence of Directors

Our board of directors has affirmatively determined that Messrs. Adams, Banker, Cretan, Hugh Sam, Jacobs, Reed, Sellers, Steinberg and Weiser each qualifies as independent in accordance with the listing standards of the NASDAQ Global Market, except that Mr. Sellers and Mr. Weiser would not be independent for purposes of serving on our audit committee due to their affiliation with Sellers Capital Master Fund, Ltd., our largest shareholder. All members of our audit, compensation and corporate governance and nominating committees are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cherry, Bekaert & Holland, L.L.P. and Kempisty & Company, Certified Public Accountants, P.C., referred to as “Kempisty and Company,” served as our independent registered public accountants for our fiscal years ended February 28, 2009 and February 29, 2008, respectively.

Fees Paid to Cherry, Bekaert & Holland, L.L.P.

We paid the following fees to Cherry, Bekaert & Holland, L.L.P. for fiscal year 2009:

Fiscal Year 2009

Audit fees	$316,926
Audit-related fees	$0
Tax fees	$0
All other fees	$0

Total	$316,926

Audit fees for fiscal year 2009 included fees associated with audits of our financial statements and reviews of our financial statements included in our quarterly reports on Form 10-Q. Audit fees for fiscal year 2009 also included fees associated with audits of internal controls over financial reporting (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002). We did not pay any other fees to our principal accounting firm for fiscal year 2009.

Fees Paid to Kempisty & Company, Certified Public Accountants, P.C.

We paid the following fees to Kempisty & Company for fiscal year 2008:

Fiscal Year 2008

Audit fees	$107,551
Audit-related fees	$64,521
Tax fees	$45,185
All other fees	$0

Total	$217,257

Audit fees for fiscal year 2008 included fees associated with audits of our financial statements, reviews of our financial statements included in our quarterly reports on Form 10-Q and reviews of our registration statements filed with the SEC. Audit fees for fiscal year 2008 also included fees associated with audits of internal controls over financial reporting (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002). The tax fees listed above consist of fees paid to our principal accounting firm for tax compliance work and tax advice.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The engagement of our independent registered public accounting firm for any non-audit accounting and tax services to be performed for us is limited to those circumstances where these services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services. Cherry, Bekaert & Holland, L.L.P. was not engaged to perform any non-audit services in fiscal year 2009. Pursuant to the Sarbanes-Oxley Act of 2002 and the audit committee’s charter, the audit committee is responsible for the engagement of our independent registered public accounting firm and for pre-approving all audit and non-audit services provided by our independent registered public accounting firm that are not prohibited by law.

The audit committee has adopted procedures for pre-approving all audit and permitted non-audit services provided by our independent registered public accounting firm. The audit committee annually pre-approves a list of specific services and categories of services, subject to a specified cost level. Part of this approval process includes making a determination as to whether non-audit services are consistent with the SEC’s rules on auditor independence. The audit committee has delegated pre-approval authority to the chairman of the audit committee, subject to reporting any such approvals at the next audit committee meeting. The audit committee monitors the services rendered and actual fees paid to our independent registered public accounting firm quarterly to ensure such services are within the scope of approval.

Our audit committee has pre-approved all services performed by our independent registered public accounting firm in fiscal year 2009. The pre-approval requirements are not applicable with respect to the provision of de minimis non-audit services that are approved in accordance with the Securities Exchange Act of 1934, as amended, and our audit committee’s charter.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

By:	/s/ John A. Stone
John A. Stone
Chief Financial Officer

Dated: June 29, 2009

INDEX TO EXHIBITS

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	Exhibit		Filing Date

3.1		Articles of Incorporation		8-K	3.1		10-20-04
3.2		Amendment to Articles of Incorporation		SB-2	3.2		01-05-06
3.3		Amended and Restated Bylaws, dated February 19, 2009		8-K	3.2		02-20-09
4.1		Form of Common Stock Certificate		8-K/A	4.1		11-01-04
10	.1#	Employment Agreement, dated February 4, 2002, between the Company and Arnie Geller		10-K	10	.23.8	06-18-02
10	.2#	First Amendment, dated April 10, 2004, to Employment Agreement between the Company and Arnie Geller		10-K	10.50		06-15-04
10	.3#	Employment Agreement, dated August 4, 2003, between the Company and Tom Zaller		10-K	10.54		06-15-04
10	.4#	First Amendment, dated March 14, 2006, to Employment Agreement between the Company and Tom Zaller		8-K	99.2		03-20-06
10	.5#	Second Amendment, dated March 14, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.3		03-20-06
10	.6#	Third Amendment, dated March 21, 2006, to Employment Agreement between the Company and Arnie Geller		8-K	99.1		03-21-06
10	.7#	Fourth Amendment to Employment Agreement, dated April 11, 2006, between the Company and Arnie Geller		8-K/A	99.1		07-20-07
10.8		Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29		06-01-06
10.9		Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2		03-02-07
10.10		Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1		03-02-07
10	.11#	Employment Agreement, dated September 1, 2007, between the Company and Bruce Eskowitz		10-Q	10.1		01-09-08
10.12		Loan Agreement, dated October 4, 2007, by and between the Company and Bank of America, N.A.		10-Q	10.2		01-09-08
10.13		Promissory Note, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.3		01-09-08
10.14		Pledge Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.4		01-09-08
10.15		Security Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.5		01-09-08
10.16		Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2		10-30-07
10	.17†	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23		05-07-08
10	.18†	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24		05-07-08
10	.19#	Fifth Amendment to Employment Agreement, dated March 19, 2008, between the Company and Arnie Geller		8-K	99.1		03-20-08
10	.20#	Employment Agreement, dated April 17, 2008, between the Company and Brian Wainger		8-K	99.1		04-21-08
10	.21#	Employment Agreement, dated January 14, 2008, between the Company and Robert Sirmans		10-K	10.28		05-07-08

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	Exhibit		Filing Date

10	.22#	Amended and Restated Employment Agreement, dated September 8, 2008, between the Company and Harold W. Ingalls		8-K	99.1		09-12-08
10.23		First Amendment, dated September 26, 2008, to Loan Agreement between Bank of America, N.A. and the Company		8-K	99.1		09-30-08
10.24		Renewal Promissory Note of $25,000,000, dated September 26, 2008, made in favor of Bank of America by the Company		8-K	99.2		09-30-08
10	.25#	Severance Agreement, dated August 19, 2008, between the Company and Bruce Eskowitz		10-Q	10.1		10-10-08
10	.26#	Severance Agreement, dated August 19, 2008, by between the Company and Brian Wainger		10-Q	10.2		10-10-08
10	.27†	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2		12-04-08
10	.28†	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1		12-04-08
10.29		Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1		12-19-08
10.30		Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2		12-19-08
10.31		Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3		12-19-08
10.32		Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1		01-05-09
10.33		Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2		01-05-09
10	.34#	Amended and Restated Employment Agreement, dated January 9, 2009, between Kelli L. Kellar and the Company		8-K	99.1		01-07-09
10	.35#	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement		8-K	10.1		10-20-04
10	.36#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement		8-K	10.2		10-20-04
10	.37#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App	. A	06-28-06
10	.38#	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1		04-24-09
10	.39#	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1		04-29-09
10	.40#	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2		04-29-09
10	.41†	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions/Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC	X*		10.1
16.1		Letter of Kempisty & Company Certified Public Accountants, P.C. to the SEC, dated August 22, 2008		8-K	16.1		08-27-08
21.1		Subsidiaries of the Company	X*
23.1		Consent of Cherry, Bekaert & Holland, L.L.P.	X*

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

23.2	Consent of Kempisty & Company Certified Public Accountants, P.C.	X*
31.1	Certification of Interim President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Interim President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the SEC pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.

*	Filed with the Original 10-K.