Form 10-Q
period 2009-05-31
PREMIER EXHIBITIONS, INC.
filed 2009-07-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock on July 6, 2009 was 30,198,966.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MAY 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31,
	2009	February 28,
	(unaudited)	2009
Assets

Current assets:
Cash and cash equivalents	$7,803	$4,452
Marketable securities	1,268	1,277
Accounts receivable, net of allowance for doubtful accounts of $754 and $1,193, respectively	4,348	5,009
Merchandise inventory, net of reserve of $147 and $143, respectively	441	431
Income taxes receivable	4,158	3,806
Deferred income taxes	1,560	1,408
Prepaid expenses and other current assets	4,407	4,981

Total current assets	23,985	21,364

Artifacts owned, at cost	3,074	3,081
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $8,518 and $7,503, respectively	15,333	15,706
Exhibition licenses, net of accumulated amortization of $4,427 and $4,846, respectively	4,668	7,225
Goodwill	—	2,567
Deferred income taxes	3,506	2,685
Note receivable	625	625
Other assets	250	521

	$51,442	$53,775

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$9,112	$11,712
Convertible promissory notes	6,000	—
Deferred revenue	1,905	2,340

Total current liabilities	17,017	14,052
Long-term liabilities:
Income taxes payable	1,179	1,166

Total long-term liabilities	1,179	1,166

Shareholders’ equity:
Common stock; $.0001 par value; authorized 40,000,000 shares; issued 31,265,415 and 30,481,448 shares, respectively; outstanding 30,198,966 and 29,414,999 shares, respectively	3	3
Additional paid-in capital	45,180	44,691
(Accumulated deficit) retained earnings	(4,422)	1,384
Accumulated other comprehensive loss	(325)	(331)
Treasury stock, at cost; 1,066,449 shares	(7,190)	(7,190)

Total shareholders’ equity	33,246	38,557

	$51,442	$53,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2009	2008
Revenue:
Exhibition revenues	$9,850	$13,259
Merchandise and other	1,087	1,971

Total revenue	10,937	15,230

Cost of revenue:
Exhibition costs	4,890	6,359
Cost of merchandise sold	252	974

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,142	7,333

Gross profit	5,795	7,897

Operating expenses:
General and administrative	7,324	8,023
Depreciation and amortization	1,627	1,294
Impairment of goodwill and intangible assets	4,512	—

Total operating expenses	13,463	9,317

Loss from operations	(7,668)	(1,420)

Other (expense) income	(39)	81

Loss before benefit from income taxes	(7,707)	(1,339)

Benefit from income taxes	1,902	427

Net loss	$(5,805)	$(912)

Net loss per share:
Basic loss per common share	$(0.20)	$(0.03)

Diluted loss per common share	$(0.20)	$(0.03)

Shares used in basic per share calculations	29,696,954	30,041,614

Shares used in diluted per share calculations	29,696,954	30,041,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,805)	$(912)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,627	1,180
Stock based compensation	212	1,616
Allowance for doubtful accounts	(439)	—
Impairment of goodwill and intangible assets	4,512	—
Stock issued in connection with lawsuit settlement	50	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,100	(41)
Increase in deferred income taxes	(983)	(58)
Decrease in prepaid expenses and other current assets	851	485
Decrease in Carpathia receivable	—	2,500
Increase in income tax receivable	(364)	(2,893)
Decrease in deferred revenue	(435)	—
Decrease in accounts payable and accrued liabilities	(2,600)	(650)

Total adjustments	3,531	2,139

Net cash (used in) provided by operating activities	(2,274)	1,227

Cash flows used by investing activities:
Purchases of property and equipment	(642)	(806)
Purchase of exhibition licenses	—	(1,278)
Acquisition, net of cash received	—	(2,101)

Net cash used by investing activities	(642)	(4,185)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	6,000	—
Proceeds from option exercises	261	—

Net cash provided by financing activities	6,261	—

Effects of exchange rate changes on cash and cash equivalents	6	4

Net increase (decrease) in cash and cash equivalents	3,351	(2,954)
Cash and cash equivalents at beginning of year	4,452	16,426

Cash and cash equivalents at end of period	$7,803	$13,472

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48	$1

Cash paid during the period for taxes	—	$1,537

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$14	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Background and Basis of Presentation
     Premier Exhibitions, Inc. is in the business of developing and touring museum quality exhibitions. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
     When we use the terms “Premier,” “PRXI,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by United States (“U.S.”) generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2009, our results of operations for the three months ended May 31, 2009 and cash flows for the three months ended May 31, 2009. The data in the consolidated balance sheet as of February 28, 2009 was derived from our audited consolidated balance sheet as of February 28, 2009, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. The unaudited condensed consolidated financial statements include the accounts of Premier and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended May 31, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2010 (fiscal 2010).
   Significant Accounting Policy
     During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with one of its promoters which modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in the first quarter, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. generally accepted accounting principles. As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs. This will not impact the timing of cash flows in accordance with terms of the contracts. For example, under the existing terms of the agreement with S2BN, the Company would receive a $3 million payment of non-refundable exhibition license revenue in the third quarter of fiscal 2010. Whereas in the past, the Company may have recognized this payment as revenue upon receipt of payment, now the Company will defer this revenue when it is paid, and only recognize the payment as revenue when the subject exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This current period change has no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.
2. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Effective March 1, 2009, the Company adopted SFAS 141R which did not have an impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Effective March 1, 2009, the Company adopted SFAS No. 160 which did not have an impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This statement will become effective 60 days following SEC approval. The Company determined this statement has no impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Once adopted, the Company will assess the impact of SFAS 165 on our condensed consolidated financial statement disclosures.
3. Goodwill and Other Intangible Assets
     In the first quarter, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the Company currently maintains an excess capacity of human anatomical displays and intends to reduce the amount of capacity by negotiating the return of certain specimens. Consequently, those specimens have no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens are no longer considered recoverable; therefore, the Company recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, the Company recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
     The following is a summary of the changes in the carrying value for goodwill and intangible assets for the three months ended May 31, 2009 (in thousands):

Goodwill
Balance as of February 28, 2009	$2,567
Impairment charge	(2,567)

Balance as of May 31, 2009	$—

Intangible Assets
Balance as of February 28, 2009	$7,225
Amortization during the period	(612)
Impairment charge	(1,945)

Balance as of May 31, 2009	$4,668

4. Shareholders’ Equity
     The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and directors and warrants issued to consultants of $0.2 million and $1.6 million during the three months ended May 31, 2009 and 2008, respectively.
     During the three months ended May 31, 2009, the Company received approximately $0.3 million from the exercise of stock options to purchase shares of common stock at exercise prices ranging from $0.28 to $0.40 per share. The Company issued 705,633 shares of common stock for the exercised options. No options were exercised during the three months ended May 31, 2008.
     During the three months ended May 31, 2009, the Company issued 8,334 shares of common stock for restricted stock grants that vested. No restricted stock vested during the three months ended May 31, 2008.
     During the three months ended May 31, 2009 and May 31, 2008, the Company did not issue any options or warrants to purchase shares of common stock.
     During the three months ended May 31, 2009, the Company issued 70,000 shares of common stock in connection with the settlement of a lawsuit.
     During the three months ended May 31, 2009, the Company granted directors 191,786 shares of restricted stock at a fair value of $0.73 per share. The Company did not grant any other restricted stock during the three months ended May 31, 2008.
5. Debt
     On May 6, 2009 the Company entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which the Company sold its unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million in two closings. Sellers Capital acquired Notes in the principal amount of $6.0 million on May 11, 2009 and Notes in the principal amount of $5.55 million on June 15, 2009. SAF Capital Fund LLC acquired Notes in the principal amount of $0.45 million on June 15, 2009. The Notes bear interest at an initial rate of 6.0% per annum, payable monthly in cash, and become due in three years from the issue date, if not prepaid by the Company or converted prior to such date. Subject to shareholder approval at the Company’s 2009 annual meeting of shareholders, the Notes are convertible into shares of the Company’s common stock at a conversion price of $0.75 per share, a premium of approximately 7.1% to the closing price of the Company’s common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. In addition, if the Company’s shareholders approve the issuance of the Company’s common stock upon conversion of the Notes and the increase in the number of the Company’s authorized shares, the Company will have the right to convert the Notes into its common stock if the closing price of its common stock exceeds $1.00 per share for five successive trading days. In the event that the Notes are converted into shares of the Company’s common stock, pursuant to the convertible note purchase agreement, the noteholders will be restricted from voting the shares received by them in connection with such conversion except upon specific events outside the normal course.
     If the shareholder approval is not obtained at the annual meeting, the Notes will become due 180 days following the annual meeting, and the interest rate under the Notes will increase to 18.0% per year, retroactive to the issuance of the Notes. The Company will also be required to reimburse the noteholders’ reasonable expenses related to the financing transaction, and the Notes will become immediately secured by a perfected first priority security interest in all assets of the Company.
     The Company has the right to prepay any portion or all of the Notes at any time up to and including the fifth business day preceding the annual meeting, subject to a prepayment fee in the form of warrants to purchase a number of shares of the Company’s common stock equal to 7.0% of the number of shares into which the Notes would have been convertible. The warrants would have a term of five years and an exercise price of $0.70 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. On or after the first business day after the annual meeting, the Company has the right to prepay the Notes without a prepayment fee, subject to the right of the noteholders to convert the Notes into the Company’s common stock prior to the prepayment, if the shareholder approval has been obtained.
     In connection with the convertible note purchase agreement, the Company received $6 million during the first quarter of fiscal 2010 of which $1.8 million was used to pay off our credit facility with Bank of America, NA (“the credit facility”). Based on the Company’s performance, the Company does not have access to the credit facility as previously disclosed in its Form 10-K for the year ended February 28, 2009.
     The Company classified the Notes as current liabilities as of May 31, 2009. If shareholder approval is obtained at the annual meeting, the Notes will be classified as long-term liabilities.
6. Loss Per Share Data
     Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended May 31, 2009 and 2008, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended May 31,
	2009	2008
	(in thousands, except per share data)
Numerator:
Net loss	$(5,805)	$(912)

Denominator:
Basic weighted-average shares outstanding	29,696,954	30,041,614
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	29,696,954	30,041,614

Net loss per share:
Basic	$(0.20)	$(0.03)

Diluted	$(0.20)	$(0.03)

     Since the three-month periods ended May 31, 2009 and 2008 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares. Common stock options were not included in the diluted loss per share computation for the three months ended May 31, 2009 and 2008 because the option exercise price was greater than the average market price of the common shares. The number of shares not included was 3,246,655 and 2,410,699 for the three months ended May 31, 2009 and 2008, respectively.

7. Post Employment Benefits
     During the three-month period ended May 31, 2009, a Company executive resigned resulting in our recording a charge to operations of $0.2 million in connection with such resignation.
8. Legal Proceedings and Contingencies
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
     The Company’s federal tax return for the year ended February 28, 2007 is under examination by the Internal Revenue Service.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This quarterly report contains forward-looking statements and information relating to subsidiaries and us. The words “believes,” “expects,” “may,” “should,” “projects,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect current views of management concerning future events, they involve risks, uncertainties and assumptions; therefore, actual results may differ significantly from the results discussed in the forward-looking statements. When we use the terms “Premier,” “PRXI,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation, and its subsidiaries.
     You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2009.
   Overview
     We are in the business of developing and touring museum quality exhibitions. We generate income from our exhibitions primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
     We presently operate and/or present and promote or have plans to operate and/or present and promote four different types of exhibitions.
     Titanic
     The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England. We have the capabilities to present eight concurrent Titanic exhibitions.
     Bodies
     We presently have the rights to multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. We acquired the rights to produce these exhibitions through separate exhibition agreements. These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.

     Dialog in the Dark
     On February 25, 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. Our first “Dialog in the Dark” exhibition opened in August 2008.
     Star Trek
     On June 4, 2008, we entered into a long-term license agreement to present, promote and conduct “Star Trek, The Exhibition” exhibitions. This multi-city, touring exhibition contains the world’s most comprehensive collection of authentic Star Trek ships, sets, costumes and props from five television series and ten films over the last 40 years. “Star Trek, the Exhibition” fully immerses the visitor in the legendary journey that has become synonymous with scientific innovation and ingenuity. Highlights of the experience include: the opportunity to ride through a Star Trek adventure in full-motion, Star Trek-based flight simulators; the ability for visitors to sit on a full-size U.S.S. Enterprise bridge from the original television series; and detailed re-creations of original sets.
   Merchandise
     We also earn revenue from the sale of merchandise, such as apparel, catalogs, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs, which are sold at our exhibition gift shops.
   Information Regarding Exhibitions Outside the United States
     Our exhibitions regularly tour outside the United States. Approximately 16% and 13% of our revenues in the quarter ended May 31, 2009 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
   The Quarter Ended May 31, 2009 Compared to the Quarter Ended May 31, 2008
     Revenue. During the quarter ended May 31, 2009, our revenue decreased by $4.3 million or 28.2% to $10.9 million. Our exhibition revenue decrease of $3.4 million or 25.7% to $9.8 million is primarily attributable to the general decline in economic conditions, which resulted in a decrease in total attendance at our exhibition venues. Attendance decreased to 1,188,219 for the three months ended May 31, 2009 compared to 1,520,046 for the same three month period ended May 31, 2008. Total days of operation, a non-financial measurement, which is the total number of days in which our venues were in operations, increased to 1,624 for the three months ended May 31, 2009 compared to 1,598 for the same three months ended May 31, 2008.
     Merchandise and other revenue decreased approximately $0.9 million or 44.9% to $1.1 million during the quarter ended May 31, 2009 as compared to the quarter ended May 31, 2008, is primarily the result of the disposition of the live music aspect of our merchandising business, in which we recognized an additional $1.3 million of merchandise revenue during the quarter last year.
     Cost of revenue. Our total cost of revenue of $5.1 million, which consists of exhibition costs, including marketing expenses, and cost of merchandise sold, decreased by $2.2 million or 29.9% for our first quarter ended May 31, 2009 as compared to our first quarter ended May 31, 2008.
     Our exhibition costs decreased by $1.4 million or 23.1% to $4.9 million for our first quarter this year as compared to the same quarter in fiscal year 2009. Our exhibition costs as a percentage of revenue was 47% for the three months ending May 31, 2009 compared to 48.1% for the same period last year.

Marketing expense decreased by $1.3 million or 82.9% to $0.3 million during our first quarter ended May 31, 2009 as compared to our first quarter ended May 31, 2008.
     Cost of merchandise sold decreased by $0.7 million or 74.1% to $0.3 million for the quarter ended May 31, 2009 as compared to the quarter ended May 31, 2008, is primarily a result of the disposition of the live music aspect of our merchandising business.
     Gross profit. During the quarter ended May 31, 2009, our gross profit decreased $2.1 million or 26.6% to $5.8 million as compared to the quarter ended May 31, 2008. The decrease in our gross profit is primarily attributable to the general decline in market conditions resulting in decreased revenue, which prompted the storage of several human anatomy sets. Gross profit margin was 53.0% and 51.9% for the quarters ended May 31, 2009 and 2008, respectively.
     Operating expenses. Our general and administrative expenses of $7.3 million decreased $0.7 million or approximately 8.7% during the quarter ended May 31, 2009 as compared to the quarter ended May 31, 2008. The decrease in general and administrative expenses is primarily attributable to reduced compensation expense of 35.6%, reduced travel and office expense of 89.9% and reduced stock compensation expense of 83.8%. These reductions were partially offset by licensing fees for non-operating human anatomy sets and the marketing function provided by an outside vendor totaling $1.1 million.
     Our depreciation and amortization expenses increased $0.3 million or 25.6% to $1.6 million during the quarter ended May 31, 2009 as compared to the quarter ended May 31, 2008, which is primarily attributable to an increase in property and equipment located at the Luxor in Las Vegas.
     In the first quarter, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the company currently maintains an excess capacity of human anatomical displays, and we intend to reduce the amount of capacity by negotiating a return of certain specimens. Consequently, those specimens have no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens are no longer considered recoverable; therefore, we recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, we recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
     Loss from operations. We realized a loss from operations of $7.7 million during the quarter ended May 31, 2009 as compared to a loss from operations of $1.4 million in the same prior year period.
     Loss before benefit from income taxes. We realized a net loss before provision for income taxes of $7.7 million and $1.3 million for the quarters ended May 31, 2009 and 2008, respectively.
     Benefit from income taxes. We recorded an income tax benefit of $1.9 million for the three months ended May 31, 2009 at an effective rate of 25% versus a tax benefit of $0.4 million at an effective rate of 32% for the same period in the prior year. The decrease in the effective rate is primarily due to the impairment charge of $4.5 million that is not a tax deductible item; accordingly, it is not considered in the tax benefit calculation. Not considering the non-deductibility of the impairment charge, our effective tax rate would have been 37%.
     Net loss. We realized a net loss of $5.8 million during the quarter ended May 31, 2009 as compared to a net loss of $0.9 million in the prior year period.
     Loss per share. Basic and diluted loss per common share for the quarters ended May 31, 2009 and 2008 was $(0.20) and $(0.03), respectively. The basic and diluted weighted average shares outstanding for each of the quarters ended May 31, 2009 and 2008 were 29,696,954 and 30,041,614, respectively.

   Liquidity and Capital Resources
     The following tables show selected information about our cash flows during the three months ended May 31, 2009 and 2008 and selected balance sheet data as of May 31, 2009 and February 28, 2009 (in thousands):
     Selected cash flow information:

	As of
	Three Months Ended May 31,
	2009	2008
Net cash (used by) provided by operating activities	$(2,274)	$1,227
Net cash used by investing activities	(642)	(4,185)
Net cash provided by financing activities	6,261	—
Effects of exchange rate changes on cash and cash equivalents	6	4

Net increase (decrease ) in cash and cash equivalents	$3,351	$(2,954)

     Selected balance sheet data:

	As of
	May 31, 2009	February 28, 2009
Cash and cash equivalents	$7,803	$4,452
Marketable securities	1,268	1,277
Working capital	6,968	7,312
Total assets	51,442	53,775
Total stockholders’ equity	33,246	38,557
     Operating Activities. For the three months ended May 31, 2009, cash used by operations was $2.3 million, compared to $1.2 million cash provided by operations for the period ended May 31, 2008. Cash used by operations for the three months ended May 31, 2009 includes the effects of:
•	Our net loss of $5.8 million

•	Depreciation and amortization expense of $1.6 million

•	Stock based compensation of $0.2 million

•	Impairment of goodwill and intangible assets of $4.5 million

•	Stock issued in connection with the settlement of a lawsuit of $0.1 million

•	Accounts receivable of $1.1 million

•	Deferred income taxes of $(1.0) million

•	Prepaid and other current assets of $0.9 million

•	Deferred revenue of $0.4 million

•	Accounts payable and accrued liabilities of $(2.6) million

     Investing Activities. Cash used by investing activities was $0.6 million for the three months ended May 31, 2009 compared to $4.2 million for the three months ended May 31, 2008. All cash used by investing activities for the three months ended May 31, 2009 was for the purchase of property and equipment.
     Financing Activities. Cash from financing activities was $6.3 million for the three months ended May 31, 2009 compared to none for the three months ended May 31, 2008. Of the cash from financing activities for the three months ended May 31, 2009, $6.0 million was proceeds from the issuance of convertible notes and $0.3 million was proceeds from option exercises.
     On May 6, 2009, we entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which we sold our unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million in two closings. Sellers Capital acquired Notes in the principal amount of $6.0 million on May 11, 2009 and Notes in the principal amount of $5.55 million on June 15, 2009. SAF Capital Fund LLC acquired Notes in the principal amount of $0.45 million on June 15, 2009. The Notes bear interest at an initial rate of 6.0% per annum, payable monthly in cash, and become due in three years from the issue date, if not prepaid by us or converted prior to such date. Subject to shareholder approval at our 2009 annual meeting of shareholders, the Notes are convertible into shares of our common stock at a conversion price of $0.75 per share, a premium of approximately 7.1% to the closing price of our common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. In addition, if our shareholders approve the issuance of our common stock upon conversion of the Notes and the increase in the number of our authorized shares, we will have the right to convert the Notes into our common stock if the closing price of our common stock exceeds $1.00 per share for five successive trading days. In the event that the Notes are converted into shares of our common stock, pursuant to the convertible note purchase agreement, the noteholders will be restricted from voting the shares received by them in connection with such conversion except upon specific events outside the normal course.
     If the shareholder approval is not obtained at our annual meeting, the Notes will become due 180 days following the annual meeting, and the interest rate under the Notes will increase to 18.0% per year, retroactive to the issuance of the Notes. We will also be required to reimburse the noteholders’ reasonable expenses related to the financing transaction, and the Notes will become immediately secured by a perfected first priority security interest in all assets of our company.
     We have the right to prepay any portion or all of the Notes at any time up to and including the fifth business day preceding the annual meeting, subject to a prepayment fee in the form of warrants to purchase a number of shares of our common stock equal to 7.0% of the number of shares into which the Notes would have been convertible. The warrants would have a term of five years and an exercise price of $0.70 per share, which was the closing price of our common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. On or after the first business day after the annual meeting, we have the right to prepay the Notes without a prepayment fee, subject to the right of the noteholders to convert the Notes into our common stock prior to the prepayment, if the shareholder approval has been obtained.
     In connection with the convertible note purchase agreement, we received $6 million during the first quarter of fiscal 2010 of which $1.8 million was used to pay off our credit facility with Bank of America, N.A.
     We classified the Notes as current liabilities as of May 31, 2009. If shareholder approval is obtained at the annual meeting, the Notes will be classified as long-term liabilities.
     Capital requirements. We believe that our expected cash flows from operations together with our existing cash, which includes proceeds received from convertible debt on June 15, 2009, will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek additional financing, which could include the issuance of equity or debt securities. The sale of equity or convertible debt securities could result in additional dilution to our shareholders. The additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Additionally, as explained more fully in the Financing Activities section above, the shareholders may not approve the Notes which would require us to repay the Notes 180 days following the annual meeting. We cannot assure that financing will be available in amounts or on terms acceptable to us, or at all.
   Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.

   Critical Accounting Policies
     During the first quarter of fiscal 2010, we entered into an amendment to an existing agreement with one of our promoters which modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in the first quarter, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we can no longer support the fair value of the undelivered elements in a multiple element arrangement as required by generally accepted accounting principles. As a result, we will no longer recognize payment of non-refundable exhibition license revenue upon execution of agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs. This will not impact the timing of cash flows in accordance with terms of the contracts. For example, under the existing terms of the agreement with S2BN, we would receive a $3 million payment of non-refundable exhibition license revenue in the third quarter of fiscal 2010. Whereas in the past, we may have recognized this payment as revenue upon receipt of payment, now we will defer this revenue when it is paid, and only recognize the payment as revenue when the subject exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This current period change has no impact of revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized although the subject exhibitions may only occur in the future.
     There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2009.
   Contractual Obligations
     Based on our performance, we do not have access to the credit facility as previously disclosed in our Form 10-K for the year ended February 28, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
   Interest Rate Risk
     Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. Our long-term debt is at a fixed rate of interest; therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2009, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
   Foreign Currency Risk
     We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2009, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
     Information presented in PART I of this FORM 10-Q is incorporated by reference.
Item 1. Legal Proceedings.
     There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2009.
Item 1A. Risk Factors.
     For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. During the three months ended May 31, 2009, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Item 6. Exhibits.
     See Index to Exhibits on page 19 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
PREMIER EXHIBITIONS, INC.

Dated: July 10, 2009	By:	/s/ Christopher J. Davino
Christopher J. Davino, Interim President and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 10, 2009	By:	/s/ John A. Stone
John A. Stone, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
3.2	Amended and Restated Bylaws of Premier Exhibitions, Inc.		8-K	3.2	06-16-2009

10.1	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd		8-K	10 . 1	05-13-2009

10.2	Letter Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10 . 2	05-13-2009

10.3	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd		8-K	10 . 3	05-13-2009

10.4	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd		8-K	10 . 4	05-13-2009

10.5	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd		8-K	10 . 5	05-13-2009

10.6	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC, and Samuel S. Weiser	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X