Form 10-Q
period 2009-08-31
PREMIER EXHIBITIONS, INC.
filed 2009-10-13
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s common stock on October 7, 2009 was 46,582,034.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED AUGUST 31, 2009

		Page

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1

Item 1. Financial Statements.
Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	August 31,
	2009	February 28,
	(unaudited)	2009
Assets

Current assets:
Cash and cash equivalents	$7,653	$4,452
Marketable securities	3,284	1,277
Accounts receivable, net of allowance for doubtful accounts of $2,080 and $1,193, respectively	5,265	5,009
Merchandise inventory, net of reserve of $182 and $143, respectively	546	431
Income taxes receivable	4,113	3,806
Deferred income taxes	2,087	1,408
Prepaid expenses and other current assets	2,058	4,981

Total current assets	25,006	21,364

Artifacts owned, at cost	3,063	3,081
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $9,376 and $7,503, respectively	14,876	15,706
Exhibition licenses, net of accumulated amortization of $4,887 and $4,806, respectively	4,207	7,225
Goodwill	—	2,567
Deferred income taxes	3,506	2,685
Note receivable	625	625
Other assets	250	521

	$51,534	$53,775

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,805	$11,712
Deferred revenue	676	2,340

Total current liabilities	5,481	14,052
Long-term liabilities:
Convertible promissory notes	12,000	—
Income taxes payable	1,191	1,166

Total long-term liabilities	13,191	1,166

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 31,314,507 and 31,265,415 shares, respectively outstanding 30,248,058 and 29,414,919, respectively	3	3
Additional paid-in capital	45,293	44,691
(Accumulated deficit) retained earnings	(4,934)	1,384
Accumulated other comprehensive loss	(310)	(331)
Treasury stock, at cost; 1,066,449 shares	(7,190)	(7,190)

Total shareholders’ equity	32,862	38,557

	$51,534	$53,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Revenue:
Exhibition revenue	$12,503	$12,636	$22,353	$25,895
Merchandise and other	937	2,468	2,024	4,439

Total revenue	13,440	15,104	24,377	30,334

Cost of revenue:
Exhibition costs	5,052	7,440	9,942	13,799
Cost of merchandise sold	213	522	465	1,496

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,265	7,962	10,407	15,295

Gross profit	8,175	7,142	13,970	15,039

Operating expenses:
General and administrative	7,449	4,718	14,773	12,740
Depreciation and amortization	1,318	1,123	2,945	2,418
Impairment of goowill and intangible assets	—	—	4,512	—

Total operating expenses	8,767	5,841	22,230	15,158

(Loss) Income from operations	(592)	1,301	(8,260)	(119)

Other (expense) income	(171)	78	(209)	159

(Loss) income before provision for income taxes	(763)	1,379	(8,469)	40
Benefit from (provision for) income taxes	250	(440)	2,152	(13)

Net (loss) income	$(513)	$939	$(6,317)	$27

Net (loss) income per share:
Basic (loss) income per common share	$(0.02)	$0.03	$(0.21)	$0.00

Diluted (loss) income per common share	$(0.02)	$0.03	$(0.21)	$0.00

Shares used in basic per share calculations	30,212,306	29,203,500	29,954,630	29,176,833

Shares used in diluted per share calculations	30,212,306	31,245,556	29,954,630	31,442,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,317)	$27

Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	2,945	2,267
Stock based compensation	312	(1,018)
Provision for doubtful accounts	887	219
Stock issued in settlement of lawsuit	50	—
Impairment of goodwill and intangibles assets	4,512	—
Excess tax benefit on the exercise of employee stock options	—	(5)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,143)	(2,111)
Increase in merchandise inventory	(115)	—
Increase in deferred income taxes	(1,498)	(17)
Decrease (increase) in prepaid expenses and other assets	3,214	(1,111)
Decrease in Carpathia receivable	—	2,500
(Increase) in income tax benefit	—	(2,495)
Increase (decrease) in deferred revenue	(1,664)	453
(Decrease) increase in accounts payable and accrued liabilities	(6,907)	1,810
Increase in income taxes recievable	(307)	—

Total adjustments	286	492

Net cash (used) provided by operating activities	(6,031)	519

Cash flows used in investing activities:
Purchases of property and equipment	(1,043)	(4,829)
Net increase in marketable securities	(2,007)	(19)
Purchase of exhibition licenses	—	(2,107)
Acquisition, net of cash received	—	(2,101)

Net cash used in investing activities	(3,050)	(9,056)

Cash flows from financing activities:
Proceeds from convertible notes	12,000	—
Proceeds from option and warrant exercises	261	229
Excess tax benefit on the exercise of stock options	—	5

Net cash provided by financing activities	12,261	234

Effects of exchange rate changes on cash and cash equivalents	21	(18)

Net increase (decrease) in cash and cash equivalents	3,201	(8,321)
Cash and cash equivalents at beginning of period	4,452	16,426

Cash and cash equivalents at end of period	$7,653	$8,105

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	—	$3

Cash paid during the period for taxes	—	$1,537

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$14	—

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
     When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2009, our results of operations for the three and six months ended August 31, 2009 and 2008 and cash flows for the six months ended August 31, 2009 and 2008. The data in the consolidated balance sheet as of February 28, 2009 was derived from our audited consolidated balance sheet as of February 28, 2009, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. The unaudited condensed consolidated financial statements include the accounts of Premier and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and six months ended August 31, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2010 (fiscal 2010).
2. Significant Accounting Policies
     During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in the first and second quarters or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter change had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.
3. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Effective March 1, 2009, the Company adopted SFAS 141R, which did not have an impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Effective March 1, 2009, the Company adopted SFAS No. 160, which did not have an impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates that GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating the FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This statement will become effective 60 days following SEC approval. The Company determined this statement has no impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. Effective June 15, 2009, the Company adopted SFAS 165, which did not have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards CodificationTM (the ‘Codification’),” as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SAFS No. 168, the FASB will not issue new standards in the form of SFAS, FASB Staff Positions, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
4. Goodwill and Other Intangible Assets
     In the first quarter, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the Company maintained an excess capacity of human anatomical displays and is in the process of reducing the amount of capacity by negotiating a return of certain specimens. Consequently, those specimens have no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens are no longer considered recoverable; therefore, the Company recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, the Company recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
     The following is a summary of the changes in the carrying value for goodwill and intangible assets for the six months ended August 31, 2009 (in thousands):

Goodwill

Balance as of February 28, 2009	$2,567
Impairment charge	(2,567)

Balance as of August 31, 2009	$—

Intangible Assets

Balance as of February 28, 2009	$7,225
Amortization during the period	(1,074)
Impairment charge	(1,945)

Balance as of August 31, 2009	$4,206

5. Shareholders’ Equity
     On August 6, 2009, the shareholders voted to increase the number of authorized shares of common stock to 65 million.
     Effective June 17, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which was approved by the shareholders at the 2009 annual meeting held on August 6, 2009. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 annual meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.
     Under the 2009 Plan, 3,000,000 shares of common stock may be issued or delivered pursuant to awards granted to directors, employees and consultants to provide the ability to grant a full range of equity and cash-based awards, including incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other awards relating to the Company’s common stock. Vesting requirements and terms of the awards will be administered by the Compensation Committee of the Board of Directors. “Full-value awards,” meaning all awards other than stock options and SARs, will be counted against the 2009 Plan limit in a 2-to-1 ratio. Stock options and SARs will be counted against the 2009 Plan limit in an 1-to-1 ratio.
     The 2009 Plan additionally imposes various sub-limits on the number of shares of the Company’s common stock that may be issued or transferred under the 2009 Plan. In order to comply with the rules applicable to ISOs, the 2009 Plan provides that the aggregate number of shares actually issued or transferred upon the exercise of ISOs may not exceed 3,000,000 shares. In order to comply with the exemption from Section 162(m) of the Internal Revenue Code relating to performance-based compensation, the 2009 Plan imposes the following additional individual sub-limits on awards intended to satisfy that exemption:
•	the maximum aggregate number of shares that may be subject to stock options or SARs granted in any calendar year to any one participant is 1,200,000 shares;

•	the maximum aggregate number of shares of restricted stock and shares subject to restricted stock units and other stock-based awards granted in any calendar year to any one participant is 600,000 shares;

•	the maximum aggregate number of shares deliverable under performance shares granted in any calendar year to any one participant is 750,000 shares;

•	the maximum aggregate compensation that can be paid pursuant to performance units or other cash-based awards granted in any calendar year to any one participant is $1.2 million or a number of shares having an aggregate fair market value not in excess of such amount; and

•	the maximum dividend equivalent that may be paid in any calendar year to any one participant is $0.3 million.
     The vesting requirements and terms of the awards granted under the 2009 Plan will be administered by the Compensation Committee of the Board of Directors. The 2009 Plan will terminate on June 16, 2019, or such earlier date as the Board of Directors may determine and will remain in effect for outstanding awards until no awards remain outstanding.
     The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $0.1 million and $1.5 million during the three months ended August 31, 2009 and 2008, respectively. The Company recorded stock based compensation expense related to stock options and restricted stock granted to the Company’s employees and warrants issued to consultants of $0.2 million and $3.1 million for the six months ended August 31, 2009 and 2008, respectively. The Company also recorded forfeitures of stock options and restricted stock granted to the Company’s employees and directors who resigned or were terminated without cause of $4.1 million during the three and six months ended August 31, 2008, which was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $0.3 million.
     During the three months and six months ended August 31, 2009, the Company did not grant any stock options or warrants. During the three months and six months ended August 31, 2008, the Company issued 300,000 warrants at a fair value of $4.57 per unit with an average vesting period of three years. During the same period ended August 31, 2008, the Company issued 40,000 options with a fair value of $4.78 per option with an average vesting period of three years.
     During the three months ended August 31, 2009, the Company granted an officer 75,000 shares of restricted stock at a fair value of $.78 per share with a three year vesting period. During the six months ended August 31, 2009, the Company granted directors 191,786 shares of restricted stock at a fair value of $0.73 per share with a twelve month vesting period. The Company granted employees 70,000 shares of restricted stock at a fair value of $4.78 per share during the six months ended August 31, 2008.
     During the three months ended August 31, 2009, the Company issued to the directors who were not re-elected at the 2009 shareholders meeting 49,092 shares of common stock for restricted stock grants that vested. During the six months ended August 31, 2009, the Company issued to an employee 8,334 shares of common stock for restricted stock grants that vested. During the six months ended August 31, 2008, the Company did not issue any shares of common stock for restricted stock grants that vested.
     During the three months and six months ended August 31, 2009, no warrants were exercised. During the six months ended August 31, 2008, the Company received $0.1 million for the exercises of warrants to purchase shares of common stock at exercise prices at $1.00 per share. The Company issued 50,000 shares of common stock for the exercise of warrants during the six months ended August 31, 2008.
     During the three months ended August 31, 2009, no options were exercised. During the six months ended August 31, 2009, the Company received approximately $0.3 million from the exercise of stock options to purchase shares of common stock at exercise prices ranging from $0.28 to $0.40. During the six months ended August 31, 2008, the Company received approximately $0.2 million from the exercise of options to purchase shares of common stock at an exercise price of $2.15 per share. The Company issued 705,633 and 83,167 shares of common stock for the exercise of options during the six months ended August 31, 2009 and 2008, respectively.
6. Debt
     On May 6, 2009, the Company entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which the Company sold its unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million. Sellers Capital and SAF Capital Fund LLC (the “Note Holders”) acquired Notes in the principal amount of $11.55 million and $0.45 million, respectively. The Notes bear interest at an initial rate of 6.0% per annum and become due in three years from the issue date, if not prepaid by the Company or converted prior to such date. The Notes are convertible into shares of the Company’s common stock at a conversion price of

$0.75 per share, a premium of approximately 7.1% to the closing price of the Company’s common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. In addition, the Company will have the right to convert the Notes into its common stock if the closing price of its common stock exceeds $1.00 per share for five successive trading days. In the event that the Notes are converted into shares of the Company’s common stock, the noteholders will be restricted from voting the shares received by them in connection with such conversion except upon specific events outside the normal course.
     From the note proceeds, $1.8 million was used to pay off our credit facility with Bank of America, NA (“the credit facility”). Based on the Company’s performance, the Company does not have access to the credit facility as previously disclosed in its Form 10-K for the year ended February 28, 2009.
7. Loss Per Share Data
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(513)	$939	$(6,317)	$27

Denominator:
Basic weighted-average shares outstanding	30,212,306	29,203,500	29,954,630	29,176,833
Effect of dilutive stock options and warrants	—	2,042,056	—	2,265,634

Diluted weighted-average shares outstanding	30,212,306	31,245,556	29,954,630	31,442,467

Net (loss) income per share:
Basic	$(0.02)	$0.03	$(0.21)	$0.00

Diluted	$(0.02)	$0.03	$(0.21)	$0.00

     Since the three and six-month periods ended August 31, 2009 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares. Common stock options not included in per share computation because the option exercise price was greater than the average market price of the common shares was 67,177 and 21,196 for the three and six months ended August 31, 2008, respectively. The diluted per share amounts also exclude shares to be issued under the convertible note agreement as their effect is anti-dilutive.
8. Post Employment Benefits
     In May 2009, a Company executive resigned resulting in charge to operations of $0.2 million in connection with such resignation.
     In August 2008, certain Company executives and Directors tendered their resignations. The Company recorded $1.7 million as a liability in the month of August 2008 in connection with such resignations and in connection with a termination without cause. Additionally, 1,125,000 stock options and 625,000 shares of restricted stock were forfeited in connection with such resignations and termination without cause. The Company reversed $4.1 million of previously recognized stock compensation as a result of the forfeitures. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $0.3 million.

9. Legal Proceedings and Contingencies
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
     As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the approximately 2,000 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company. Title to the remaining artifacts in the Company’s collection should be resolved through litigation seeking in specie (in kind) salvage award.
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
     In September 2008, RMST submitted revised covenants and conditions in connection with the Company’s request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the U.S. District Court in April 2008. As part of developing the revised covenants and restrictions, the Company engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, the Company attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided. The District Court has now scheduled an evidentiary hearing for the week of October 26, 2009 on the Company’s motion for a salvage award. The Company cannot predict how the District Court will ultimately rule on RMST’s motion for an interim salvage award.
     Other Litigation
     On January 29, 2009, Arnie Geller, a former Premier officer and director, filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as the Company’s former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleges that the Company breached his employment agreement when the Company allegedly rejected Geller’s voluntary termination and when the Company terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from the Company. The Company filed its answer and counterclaims on March 10, 2009. Answering Geller’s complaint, the Company denied Geller’s allegations and maintained that Geller was properly terminated for cause. The Company counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, and Director. Discovery is now in its early stages. The Company intends to vigorously defend the case and pursue its counterclaims.
     On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it several months ago, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc, license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in its very early stages, and the Company intends to vigorously defend the case and pursue its counterclaims.
     From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.
     Contingencies
     The Company’s federal tax return for the year ended February 28, 2007 is under examination by the Internal Revenue Service.
     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition.
     From time to time, the Company has or may receive requests and inquiries from governmental entities that result from the operation of our exhibitions and business. As a matter of policy, the Company will cooperate with any such inquiries.
10. Subsequent Events
     Subsequent events have been evaluated through October 9, 2009, the date the financial statements were issued.
     On September 3, 2009, the Company entered into a new three-year employment contract with Christopher J. Davino who will continue employment as President and Chief Executive Officer and continue to serve on the Board of Directors, subject to re-election. Mr. Davino will receive an annual salary of $290,000, a housing stipend of $2,000 per month, reimbursement of commuting expenses and an annual incentive bonus opportunity with a target equal to 50 percent of his annual salary. Additionally, the Company granted Mr. Davino a one-time stock option to purchase 1,170,000 shares of the Company’s common stock, which has an exercise price per share equal to the closing price per share of the Company’s common stock on the grant date and will vest one-third per year over three years.
     On September 15, 2009, the Company received a notice from the NASDAQ Global Market that a deficiency exists with regards to the Company’s compliance with the Listing Rules requiring listed securities to maintain a minimum bid price of $1.00 per share based on the closing price of the Company’s common stock for the last 30 days. The rule provides a grace period of 180 days to regain compliance. If at any time during the grace period the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the NASDAQ Global Market will provide the Company written confirmation of compliance. The Board of Directors of the Company prefers to maintain the listing and is considering available options to regain compliance and maintain its listing.
     On September 16, 2009, the Board of Directors of the Company approved an amendment to the Company’s Amended and Restated Bylaws to provide that the Company’s Board of Directors must consist of no fewer than three but not more than nine Directors. That same day, the Board of Directors appointed Messrs. Ronald C. Bernard and Stephen W. Palley as members of the Board. Messrs. Bernard and Palley will serve on the Company’s Audit Committee with Mr. Bernard serving as the Chair of the Audit Committee.
     On September 18, 2009, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock from time to time in open market and privately negotiated transactions, through block trades or otherwise, as market and business conditions warrant. This repurchase authorization replaces all other such authorizations.

     The Company is ending early the term of our Star Trek exhibit rights agreement by mutual agreement signed at the end of September 2009. The Company will assist with certain future shows [in San Jose and Hollywood] on a fee for services basis, and will provide certain transition, booking and other services through calendar year end.
     On September 30, 2009 and October 1, 2009, the Company exercised its right to convert the Notes into common stock because the closing price of its common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,878 shares of the Company’s common stock will be issued in accordance with this conversion, which includes the outstanding Convertible Notes principal and accrued interest at a conversion price of $0.75 per share.
     On October 1, 2009, the Company announced that the Company and JAM Exhibitions, LLC (“JAM”) settled to their mutual satisfaction litigation initiated in July, 2009 by the Company in New York, in a manner that results in the Company terminating its business ties with JAM, obtaining full ownership and operating rights to “Bodies...The Exhibition” in New York City and retaining 100% of the net revenues derived from the operation of that property. Additionally, the Company announced that finalized new terms in its agreements with promoters of its human anatomy exhibitions, allowing the Company to continue its relationship with S2BN Entertainment Corporation (“S2BN”) and its principal, Michael Cohl, with whom the Company has shared a long and fruitful business relationship. Under the settlement and new agreement:
•	The Company has rights to present between five and fifteen human anatomy exhibitions itself in the European, Asian and other territories previously reserved exclusively for JAM/S2BN.

•	The remaining options for S2BN to jointly present additional exhibitions with the Company are exercisable at the discretion of S2BN, and moneys owed for any such options will be paid as those shows occur.

•	S2BN has an additional six months to exercise each of its remaining options.

•	If S2BN elects not to proceed with any option, the Company will be free to expand upon its existing international presentation rights and to jointly present exhibitions worldwide with the numerous other third party international promoters with whom the Company already has successful working relationships in connection with its other properties.
     On October 8, 2009, the Company entered into a written Consultant Agreement (the “Agreement”) with Doug Banker, a member of the Company’s Board of Directors, to document an existing consulting arrangement with Mr. Banker. The term of the Agreement commenced on July 1, 2009 and ends on April 30, 2010. Unless either of the parties provides written notice at least thirty (30) days prior to April 30, 2010, the Agreement shall extend on a month-to-month basis until such written notice of termination is provided by either of the parties. Mr. Banker will be paid $10,000 per month for his consulting services, which encompass locating potential opportunities for Premier’s properties on an international basis, including identifying and introducing third party local promoters to the Company.
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
     We presently operate and/or present and promote three different types of exhibitions.
     Titanic
     The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck, which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than sixty venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and England.
     Bodies
     We presently have the rights to multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. We acquired the rights to produce these exhibitions through separate exhibition agreements. These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies that are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
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
     We are ending early the term of our Star Trek exhibit rights agreement by mutual agreement signed at the end of September 2009. We will assist with certain future shows [in San Jose and Hollywood] on a fee for services basis, and will provide certain transition, booking and other services through calendar year end.

Merchandise
     We also earn revenue from the sale of merchandise, such as apparel, catalogs, posters and Titanic-related jewelry which utilizes coal we have recovered from the shipwreck.
Information Regarding Exhibitions Outside the United States
     Our exhibitions regularly tour outside the United States. Approximately 14% and 7% of our revenues for the six months ended August 31, 2009 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
The Quarter Ended August 31, 2009 Compared to the Quarter Ended August 31, 2008
     Revenue. During the quarter ended August 31, 2009, our revenue decreased by $1.7 million or 11% to $13.4 million. This decrease in exhibition revenue is primarily attributable to management’s decision to reduce the number of human anatomical exhibitions due to the excess of capacity in relation to the estimated addressable market for such exhibitions and the general decline in economic conditions Exhibition revenue of $12.5 million decreased by $0.1 million. Attendance decreased by 49,977 to 1,324,495 for the three months ended August 31, 2009 compared to 1,374,472 for the same three month period ended August 31, 2008. Attendance at our Titanic exhibitions increased by 143,405 for the three months ended August 31, 2009 compared to the same three month period last fiscal year. Total days of operation, a non-financial measurement, which is the total number of days in which our venues were in operations, decreased to 1,639 for the three months ended August 31, 2009 compared to 1,953 for the same three months ended August 31, 2008. We attribute these changes to a reduction in the number of venues presented, an overall decrease in global economic conditions and an improvement in the quality of the venue locations.
     Merchandise and other revenue decreased approximately $1.5 million or 62% to $0.9 million during the quarter ended August 31, 2009 as compared to the quarter ended August 31, 2008. This decrease is primarily the result of the disposition of the live music aspect of our merchandising business, in which we recognized an additional $1.3 million of merchandise revenue during the second quarter last year.
     Cost of revenue. Our total cost of revenue of $5.3 million decreased by $2.7 million or 34% for our second quarter ended August 31, 2009 as compared to our second quarter ended August 31, 2008.
     Our exhibition costs decreased by $2.4 million to $5.1 million for our second quarter this year as compared to the same quarter in fiscal year 2009. Our exhibition costs as a percentage of exhibition revenue was 40% for the three months ending August 31, 2009 compared to 59% for the same period last year. During the second quarter of this year, cost of opening exhibitions decreased by $1.0 million because we opened six exhibitions compared to 12 exhibitions in the second quarter last year. Additionally, our marketing and exhibition licensing costs declined by $0.9 million and $1.3 million, respectively, due to management’s assessment that the amount of human anatomical displays it has to exhibit is greater than the addressable market resulting in reducing the number of human anatomical displays. These reductions in costs were offset by higher rent, primarily in Las Vegas, of $0.9 million.
     Cost of merchandise sold decreased by $0.3 million to $0.2 million for the quarter ended August 31, 2009 as compared to the quarter ended August 31, 2008. This decrease is primarily a result of the disposition of the live music aspect of our merchandising business.
     Gross profit. During the quarter ended August 31, 2009, our gross profit increased by $1.0 million to $8.2 million compared to the quarter ended August 31, 2008. Gross profit margin increased by 14% to 61% for the quarter ended August 31, 2009 compared to 47% for the same quarter last year.

     Operating expenses. Our general and administrative expenses of $7.5 million increased by $2.7 million or 58% during the quarter ended August 31, 2009 as compared to the quarter ended August 31, 2008. Our compensation expense decreased by $2.7 million this quarter compared to the same quarter last year primarily due to the resignation of certain senior management, officers and directors; however, this decrease is offset by stock compensation expense this quarter of $0.1 million compared to a reduction in stock compensation for the same quarter last year of $2.6 million due to the resignation of those same senior management, officers and directors. We recorded $0.4 million in exhibition licensing fees for those exhibitions not being displayed during the quarter ended August 31, 2009, and bad debt expense, consulting expense and legal fees increased this quarter compared to the same quarter last year by $1.4 million, $0.5 million and $0.6 million, respectively.
     Our depreciation and amortization expenses increased $0.2 million or 17% to $1.3 million during the quarter ended August 31, 2009 as compared to the quarter ended August 31, 2008. The increase in depreciation expense is primarily attributable to an increase in property and equipment located at the Luxor in Las Vegas.
     (Loss) income from operations. We realized a loss from operations of $0.6 million during the quarter ended August 31, 2009 as compared to income from operations of $1.3 million in the same prior year period.
     (Loss) income before benefit from (provision for) income taxes. We realized a loss before benefit from income taxes of $0.8 for the quarter ended August 31, 2009 as compared to an income before provision for income taxes of $1.4 million for the quarter ended August 31, 2008.
     Benefit from (provision for) income taxes. We recorded an income tax benefit of $0.3 million for the three months ended August 31, 2009 at an effective rate of 33% versus a tax provision of $0.4 million at an effective rate of 32% for the same period in the prior year.
     Net (loss) income. We realized a net loss of $0.5 million during the quarter ended August 31, 2009 as compared to a net income of $0.9 million in the prior year period.
     (Loss) income per share. Basic and diluted loss per common share for the quarter ended August 31, 2009 was $(0.02) as compared to basic and diluted income per share of $0.03 for the quarter ended August 31, 2008. The basic and fully diluted weighted average shares outstanding for the three months ended August 31, 2009 were 30,213,306 compared to basic and fully diluted weighted average shares outstanding for the three months ended August 31, 2008 of 29,203,500 and 31,245,556, respectively.
The Six Months Ended August 31, 2009 Compared to the Six Months Ended August 31, 2008
     Revenue. During the six months ended August 31, 2009, our revenue decreased by $6.0 million or 20% to $24.4 million. This decrease is primarily attributable to a decrease in exhibition revenue of $3.5 million or 14% to $22.4 million. This decrease in exhibition revenue is primarily attributable to management’s decision to reduce the number of human anatomical exhibitions due to the excess of estimated addressable market for such exhibitions and the general decline in economic conditions, which resulted in a decrease in total attendance at our exhibition venues. Attendance decreased by 371,286 to 2,515,032 for the six months ended August 31, 2009 compared to 2,886,318 for the same six month period ended August 31, 2008. Attendance at our Titanic exhibitions increased by 312,285 for the six months ended August 31, 2009 compared the same period last year. Total days of operation, a non-financial measurement, which is the total number of days in which our venues were in operations, decreased by 288 to 3,263 for the six months ended August 31, 2009 compared to 3,551 for the same six months ended August 31, 2008.
     Merchandise and other revenue decreased by $2.4 million or 54% to $2.0 million during the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. This decrease is primarily the result of the disposition of the live music aspect of our merchandising business, in which we recognized an additional $2.7 million of merchandise revenue during the same period last year.

     Cost of revenue. Our total cost of revenue of $10.4 million, which consists of exhibition costs, including marketing expenses and cost of merchandise sold, decreased by $4.9 million or 32% for our six months ended August 31, 2009 as compared to our six months ended August 31, 2008.
     Our exhibition costs decreased by $3.9 million or 28% to $9.9 million for our six months this year as compared to the same six months in fiscal year 2009. Our exhibition costs as a percentage of exhibition revenue was 44% for the six months ending August 31, 2009 compared to 53% for the same period last year. Exhibition licensing fees decreased by $1.9 million or 42% to $2.6 million. Marketing expense decreased by $2.2 million or 68% to $1.0 million during our six months ended August 31, 2009 as compared to our six months ended August 31, 2008.
     Cost of merchandise sold decreased by $1.0 million or 69% to $0.5 million for the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. This decrease is primarily a result of the disposition of the live music aspect of our merchandising business.
     Gross profit. During the six months ended August 31, 2009, our gross profit decreased by $1.0 million or 7% to $14.0 million as compared to the six months ended August 31, 2008. Exhibition gross profit increased by $0.2 million on $3.6 million less revenues for the six months ended August 31, 2009 compared to the same period last year. Gross profit for merchandise decreased by $1.3 million to $1.6 million for the six months ended August 31, 2009 compared to the same period last year primarily due to the disposition of the live music aspect of our merchandising business.
     Operating expenses. Our general and administrative expenses of $14.8 million increased by $2.0 million or approximately 16% during the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. Compensation, including stock based compensation, decreased by $2.7 million for the six months ended August 31, 2009 compared to the same six months last year; however, we recorded $1.0 million in exhibition licensing fees for those exhibitions not being displayed, and legal fees, consulting fees and bad debt expense increased by $2.1 million, $1.0 million and $1.5 million, respectively.
     During the six-month period ended August 31, 2009, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the Company currently maintains an excess capacity of human anatomical displays, and we intend to reduce the amount of capacity by negotiating the return or sale of certain specimens. Consequently, those specimens have no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens are no longer considered recoverable; therefore, we recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, we recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
     Our depreciation and amortization expenses increased $0.5 million or 22% to $2.9 million during the six months ended August 31, 2009 as compared to the six months ended August 31, 2008. The increase in depreciation expense is primarily attributable to an increase in property and equipment located at the Luxor in Las Vegas.
     Loss from operations. We realized a loss from operations of $8.3 million during the six months ended August 31, 2009 as compared to a loss from operations of $0.1 million in the same prior year period.
     (Loss) income before benefit from (provision for) income taxes. We realized a net loss before benefit from income taxes of $8.5 million for the six months ended August 31, 2009 compared to an income before provision for income taxes of $0.04 million for the six months ended August 31, 2008.
     Benefit from income taxes. We recorded an income tax benefit of $2.2 million for the six months ended August 31, 2009 at an effective rate of 25% versus a tax benefit of $0.01 million at an effective rate of 32% for the same period in the prior year. The decrease in the effective rate is primarily due to the impairment charge of $4.5 million that is not a tax deductible item; accordingly, it is not considered in the tax benefit calculation. Not considering the non-deductibility of the impairment charge, our effective tax rate would have been 37%.

     Net loss. We realized a net loss of $6.3 million during the six months ended August 31, 2009 as compared to a net income of $0.03 million in the prior year period.
     Loss per share. Basic and fully diluted loss per common share for the six months ended August 31, 2009 and 2008 was $(0.21) and $0.00, respectively. The basic and fully diluted weighted average shares outstanding for the six months ended August 31, 2009 and 2008 were 29,954,630 compared to the basic and fully diluted weighted average shares outstanding for the six months ended August 31, 2008 of 29,176,833 and 31,422,467, respectively.
Liquidity and Capital Resources
     The following tables show selected information about our cash flows during the six months ended August 31, 2009 and 2008 and selected balance sheet data as of August 31, 2009 and February 28, 2009 (in thousands):
     Selected cash flow information:

	As of
	Six Months Ended August 31,
	2009	2008

Net cash (used) provided by operating activities	$(6,031)	$519
Net cash used by investing activities	(3,050)	(9,056)
Net cash provided by financing activities	12,261	234
Effects of exchange rate changes on cash and cash equivalents	21	(18)

Net increase (decrease) in cash and cash equivalents	$3,201	$(8,321)

     Selected balance sheet data:

	As of
	August 31, 2009	February 28, 2009

Cash and cash equivalents	$7,653	$4,452
Marketable securities	3,284	1,277
Working capital	19,525	7,312
Total assets	51,534	53,775
Total shareholders’ equity	32,862	38,557
     Operating Activities.
     For the six months ended August 31, 2009, cash used by operations was $6.0 million, compared to $0.5 million cash provided by operations for the period ended August 31, 2008. Cash used by operations for the six months ended August 31, 2009 includes the effects of:
•	Our net loss of $6.3 million

•	Depreciation and amortization expense of $2.9 million

•	Stock based compensation of $0.3 million

•	Impairment of goodwill and intangible assets of $4.5 million

•	Accounts receivable of $(1.1) million

•	Deferred income taxes of $(1.5) million

•	Prepaid and other current assets of $3.2 million

•	Deferred revenue of $(1.7) million

•	Accounts payable and accrued liabilities of $(6.9) million
     Investing Activities. Cash used by investing activities was $3.1 million for the six months ended August 31, 2009 compared to $9.1 million for the three months ended August 31, 2008. Of the cash used by investing activities for the six months ended August 31, 2009, $1.0 million and $2.0 were for the purchase of property and equipment and a certificate of deposit recorded as marketable securities, respectively.
     Financing Activities. Cash from financing activities was $12.3 million for the six months ended August 31, 2009 compared to $0.2 million for the six months ended August 31, 2008. Of the cash from financing activities for the six months ended August 31, 2009, $12.0 million was proceeds from the issuance of convertible notes and $0.3 million was proceeds from option exercises.
     On May 6, 2009, we entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which we sold our unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million. Sellers Capital acquired Notes in the principal amount of $11.55 million and SAF Capital Fund LLC acquired Notes in the principal amount of $0.45 million. The Notes bore interest at an initial rate of 6.0% per annum, payable monthly in cash, and would have become due in three years from the issue date, if not prepaid by us or converted prior to such date. The Notes were convertible into shares of our common stock at a conversion price of $0.75 per share, a premium of approximately 7.1% to the closing price of our common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. On September 30, 2009 and October 1, 2009, we exercised our right to convert the Notes into common stock because the closing price of our common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,878 shares of our common stock will be issued in accordance with this conversion, which includes the outstanding Notes principal and accrued interest at a conversion price of $0.75 per share.
     Capital requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations and capital expenditures for the next 12 months. If cash generated from operations with our existing cash is insufficient to satisfy our liquidity requirements, we may seek additional financing, which could include the issuance of equity or debt securities. The sale of equity or convertible debt securities could result in additional dilution to our shareholders. Additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, or at all.
Off-Balance Sheet Arrangements
     We have no off-balance sheet financial arrangements.
Critical Accounting Policies
     During the first quarter of fiscal 2010, we entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in the first and second quarters or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future we will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter change had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.

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
Interest Rate Risk
     Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. Our long-term debt is at a fixed rate of interest; therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For the six months ended August 31, 2009, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
Foreign Currency Risk
     We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar (USD) and foreign currencies of the countries in which we are conducting business. If the value of the USD decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the six months ended August 31, 2009, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the USD in order to minimize the adverse potential effect of currency fluctuations.

Item 4. Controls and Procedures.
     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Information presented in PART I of this FORM 10-Q is incorporated herein by reference.
Item 1. Legal Proceedings.
     In connection with the Salvor-in-possession and interim salvage award proceedings, the District Court scheduled an evidentiary hearing for the week of October 26, 2009 on our motion for a salvage award. We cannot predict how the District Court will ultimately rule on our motion for an interim salvage award.
     On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against us in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with us under which we obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that we breached the contract when we purported to terminate it several months ago, and they seek fees and stock warrant agreements required under the agreement. We filed our answer and counterclaims on September 7, 2009. Answering the complaint, we denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. We counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in its very early stages, and we intend to vigorously defend the case and pursue our counterclaims.
     There have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2009.
Item 1A. Risk Factors.
     For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. During the six months ended August 31, 2009, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2009 Annual Meeting of Shareholders (the “Annual Meeting”) was held on August 6, 2009. Our shareholders:
1.	Elected William M. Adams, Douglas Banker, Christopher J. Davino, Jack Jacobs, Mark A. Sellers, Bruce Steinberg and Samuel S. Weiser as directors to serve until our 2010 Annual Meeting of Shareholders and until the subsequent election and qualification of their respective successors;

2.	Approved the issuance of our common stock upon conversion of our notes held by Sellers Capital Master Fund, Ltd. and SAF Capital Fund LLC in the aggregate principal amount of $12.0 million;

3.	Approved an amendment to our articles of incorporation to increase the number of our authorized shares of common stock from 40 million to 65 million shares, to enable the full conversion of the notes held by Sellers Capital Master Fund, Ltd. and SAF Capital Fund LLC in the aggregate principal amount of $12.0 million, the issuance of shares under our 2009 Equity Incentive Plan, and for other corporate purposes;

4.	Approved our 2009 Equity Incentive Plan; and

5.	Ratified the selection of Cherry, Bekaert & Holland, L.L.P. as our independent registered public accounting firm for our fiscal year ending February 28, 2010.
     Messrs. N. Nick Cretan, Mark A. Hugh Sam and Alan B. Reed were not nominated by our board of directors for re-election at the Annual Meeting and did not continue as directors following the Annual Meeting.
     The following sets forth information regarding the results of the voting at the Annual Meeting:
1.	Director Election

Nominee	Votes For	Votes Withheld
William M. Adams	16,891,610	9,856,416
Douglas Banker	16,769,825	9,978,201
Christopher J. Davino	16,867,877	9,880,149
Jack Jacobs	16,884,312	9,863,714
Mark A. Sellers	16,889,846	9,858,180
Bruce Steinberg	16,896,644	9,851,382
Samuel S. Weiser	14,919,801	11,828,225
2.	Approval of Issuance of Common Stock Upon Conversion of Notes

Votes For	Votes Against	Abstentions
9,485,429	6,806,268	2,092,785
3.	Approval of Amendment to Articles of Incorporation

Votes For	Votes Against	Abstentions
9,452,908	6,835,484	2,096,090
4.	Approval of 2009 Equity Incentive Plan

Votes For	Votes Against	Abstentions
8,855,105	8,206,358	1,323,019
5.	Ratification of Cherry, Bekaert & Holland, L.L.P.

Votes For	Votes Against	Abstentions
24,206,524	320,529	2,220,971
Item 6. Exhibits.
     See Index to Exhibits on page 25 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: October 9, 2009	By:	/s/ Christopher J. Davino
Christopher J. Davino
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 9, 2009	By:	/s/ John A. Stone
John A. Stone,
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Second Amendment, dated August 6, 2009, to Articles of Incorporation of Premier Exhibitions, Inc.		S-8	4.3	08-17-09

3.2	Amended and Restated Bylaws of Premier Exhibitions, Inc., dated September 16, 2009		8-K	3.2	09-21-09

10.1#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.2#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.3#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.4#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.5#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.6#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone	X

10.7#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone	X

10.8#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker	X

+10.9	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X

#	Management contract or compensatory plan or arrangement.

+	The Company has requested confidential treatment of certain information contained in this exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. §200.80(b)(4) and § 240.24b-2.