Form 10-Q
period 2009-11-30
PREMIER EXHIBITIONS, INC.
filed 2010-01-08
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3340 Peachtree Road, NE, Suite 900, Atlanta, GA	30326

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on January 7, 2010 was 47,695,150.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	November 30,	February 28,
	2009	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,927	$4,452
Marketable securities	3,300	1,277
Accounts receivable, net of allowance for doubtful accounts of $543 and $1,193, respectively	3,060	5,009
Merchandise inventory, net of reserve of $233 and $143, respectively	749	431
Income taxes receivable	6,710	3,806
Deferred income taxes	2,087	1,408
Prepaid expenses and other current assets	3,737	4,981

Total current assets	26,570	21,364

Artifacts owned, at cost	3,056	3,081
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $10,280 and $7,503, respectively	14,415	15,706
Exhibition licenses, net of accumulated amortization of $4,532 and $4,806, respectively	3,715	7,225
Goodwill	—	2,567
Deferred income taxes	1,973	2,685
Note receivable	563	625
Other assets	250	521

	$50,543	$53,775

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,313	$11,712
Deferred revenue	1,941	2,340

Total current liabilities	6,254	14,052
Long-term liabilities:
Income taxes payable	1,191	1,166

Total long-term liabilities	1,191	1,166

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,648,483 and 31,265,415 shares, respectively outstanding 46,582,034 and 29,414,919, respectively	5	3
Additional paid-in capital	57,695	44,691
(Accumulated deficit) retained earnings	(7,103)	1,384
Accumulated other comprehensive loss	(309)	(331)
Treasury stock, at cost; 1,066,449 shares	(7,190)	(7,190)

Total shareholders’ equity	43,098	38,557

	$50,543	$53,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Revenue:
Exhibition revenue	$7,949	$11,285	$30,302	$37,180
Merchandise and other	753	2,171	2,777	6,609

Total revenue	8,702	13,456	33,079	43,789

Cost of revenue:
Exhibition costs	5,719	7,348	15,661	21,146
Cost of merchandise sold	340	1,252	805	2,748

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	6,059	8,600	16,466	23,894

Gross profit	2,643	4,856	16,613	19,895

Operating expenses:
General and administrative	4,660	6,429	23,945	19,164
Depreciation and amortization	1,412	1,273	4,357	3,696

Total operating expenses	6,072	7,702	28,302	22,860

Loss from operations	(3,429)	(2,846)	(11,689)	(2,965)

Other (expense) income	(46)	139	(255)	299

Loss before provision for income taxes	(3,475)	(2,707)	(11,944)	(2,666)

Benefit from income taxes	1,305	865	3,457	851

Net loss	$(2,170)	$(1,842)	$(8,487)	$(1,815)

Net loss per share:
Basic loss per common share	$(0.05)	$(0.06)	$(0.25)	$(0.06)

Diluted loss per common share	$(0.05)	$(0.06)	$(0.25)	$(0.06)

Shares used in basic per share calculations	41,019,416	29,291,666	33,617,577	29,253,863

Shares used in diluted per share calculations	41,019,416	29,291,666	33,617,577	29,253,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,487)	$(1,815)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,357	3,696
Stock based compensation	468	(400)
Stock issued in settlement of lawsuit	50	—
Provision for doubtful accounts	(588)	476
Impairment of goodwill and intangible assets	4,512	—
Excess of tax (benefit) expense on exercise of stock options	—	30
Accrued interest converted into common stock	247	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,599	(4,106)
Increase in merchandise inventories	(318)	(1,357)
Decrease (increase) in deferred income taxes	36	(122)
Decrease in prepaid expenses and other assets	1,526	655
Increase in income tax receivable	(2,904)	(3,271)
(Decrease) increase in deferred revenue	(399)	685
(Decrease) increase in accounts payable and accrued liabilities	(7,398)	3,938

Total adjustments	2,188	224

Net cash used in operating activities	(6,299)	(1,591)

Cash flows used in investing activities:
Proceeds from Carpathia receivable	—	2,500
Purchases of property and equipment	(1,486)	(8,974)
Purchase of exhibition licenses	—	(1,908)
Acquisition, net of cash received	—	(2,101)
Purchase of marketable securities	(2,023)	(218)

Net cash used in investing activities	(3,509)	(10,701)

Cash flows from financing activities:
Proceeds from convertible notes	12,000	—
Proceeds from revolving line of credit	—	3,969
Payments on revolving line of credit	—	(3,542)
Proceeds from option and warrant exercises	261	229
Excess tax benefit (expense) on exercise of stock options	—	(30)

Net cash provided by financing activities	12,261	626

Effects of exchange rate changes on cash and cash equivalents	22	(51)

Net increase (decrease) in cash and cash equivalents	2,475	(11,717)
Cash and cash equivalents at beginning of period	4,452	16,426

Cash and cash equivalents at end of period	$6,927	$4,709

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$1,529

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$14	$—

Conversion of convertible notes and accrued interest	$12,247	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Background and Basis of Presentation
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment in 1993, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Our exhibitions regularly tour outside the United States. Approximately 11% and 6% of our revenues for the nine months ended November 30, 2009 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2009, our results of operations for the three and nine months ended November 30, 2009 and 2008 and cash flows for the nine months ended November 30, 2009 and 2008. The data in the consolidated balance sheet as of February 28, 2009 was derived from our audited consolidated balance sheet as of February 28, 2009, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. The unaudited condensed consolidated financial statements include the accounts of Premier and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months and nine months ended November 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2010 (fiscal 2010).
2. Significant Accounting Policies
During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in this fiscal year or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter modification had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.

3. Recent Accounting Pronouncements
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Effective March 1, 2009, the Company adopted this accounting guidance which did not have an impact on our consolidated financial statements.
In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Effective March 1, 2009, the Company adopted this guidance which did not have an impact on our consolidated financial statements.
In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Effective June 15, 2009, the Company adopted this guidance, which did not have a material impact on its consolidated financial statements.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.
4. Goodwill and Other Intangible Assets
In the first quarter of fiscal 2010, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the Company maintained an excess capacity of human anatomical displays and has entered into an agreement to terminate a License Agreement which reduced the amount of capacity by returning certain specimens. Consequently, those specimens had no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens were no longer considered recoverable. Therefore, in the first quarter the Company recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, the Company also recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
The following is a summary of the changes in the carrying value for goodwill and intangible assets for the nine months ended November 30, 2009 (in thousands):

Goodwill

Balance as of February 28, 2009	$2,567
Impairment charge	(2,567)
Balance as of November 30, 2009	$—

Intangible Assets

Balance as of February 28, 2009	$7,225
Amortization during the period	(1,565)
Impairment charge	(1,945)
Balance as of November 30, 2009	$3,715

5. Debt and Debt Conversion to Common Stock
On May 6, 2009, the Company entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which the Company sold its unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million. Sellers Capital and SAF Capital Fund LLC (the “Note Holders”) acquired Notes in the principal amount of $11.55 million and $0.45 million, respectively. The Notes had interest at an initial rate of 6.0% per annum and became due in three years from the issue date, if not prepaid by the Company or converted prior to such date. The Notes were convertible into shares of the Company’s common stock at a conversion price of $0.75 per share, a premium of approximately 7.1% to the closing price of the Company’s common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. In addition, the Company had the right to convert the Notes into common stock if the closing price of its common stock exceeded $1.00 per share for five successive trading days.
From the note proceeds, $1.8 million was used to pay off our Credit Facility with Bank of America, NA (“the Credit Facility”). Based on the Company’s performance, the Company does not have access to the Credit Facility as previously disclosed in its Form 10-K for the year ended February 28, 2009.
On September 30, 2009 and October 1, 2009, the Company exercised its right to convert the Notes into common stock because the closing price of its common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of the Company’s common stock were issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share.
6. Shareholders’ Equity
Authorized Shares
On August 6, 2009, the shareholders voted to increase the number of authorized shares of common stock from 40,000,000 to 65,000,000 to allow for the conversion of the Convertible Notes described in Note 5 “Debt and Debt Conversion to Common Stock” and for other corporate purposes.
Equity Incentive Plan
Effective June 17, 2009, the Company’s Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”), subject to shareholder approval. The 2009 Plan was approved by the shareholders at the 2009 annual meeting held on August 6, 2009. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 annual meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.
Under the 2009 Plan, 3,000,000 shares of common stock may be issued or delivered pursuant to awards granted to directors, employees and consultants to provide the ability to grant a full range of equity and cash-based awards, including incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other awards relating to the Company’s common stock. Vesting requirements and terms of the awards will be administered by the Compensation Committee of the Board of Directors. “Full-value awards,” meaning all awards other than stock options and SARs, will be counted against the 2009 Plan limit in a 2-to-1 ratio. Stock options and SARs will be counted against the 2009 Plan limit in a 1-to-1 ratio.

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
•
the maximum aggregate number of shares of restricted stock and shares subject to restricted stock units and other stock based awards granted in any calendar year to any one participant is 600,000 shares;

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
Share Repurchase
On September 18, 2009, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock from time to time in open market and privately negotiated transactions, through block trades or otherwise, as market and business conditions warrant. This repurchase authorization replaces all other such authorizations. No shares have been repurchased pursuant to this authorization.
Stock Based Compensation
The Company recorded stock based compensation expense related to stock options, restricted stock and restricted stock units granted to the Company’s employees and directors and warrants issued to consultants of $0.1 million and $0.6 million during the three months ended November 30, 2009 and 2008, respectively. The Company recorded stock based compensation expense related to stock options, restricted stock and restricted stock units granted to the Company’s employees and directors and warrants issued to consultants of $0.4 million and $3.8 million for the nine months ended November 30, 2009 and 2008, respectively. The Company also recorded forfeitures of stock options and restricted stock granted to the Company’s employees and directors who resigned or were terminated without cause of $0.1 million and $4.2 million during the three and nine months ended November 30, 2008, which was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $0.3 million.
During the three months and nine months ended November 30, 2009, the Company granted to its President and Chief Executive Officer an option to purchase 1,170,000 shares of the Company’s common stock at a fair value of $0.63 per share with a vesting period of three years. During the three and nine months ended November 30, 2008, the Company issued an employee an option to purchase 40,000 shares of the Company’s common stock at $4.78 per share with a vesting period of three years.
During the nine months ended November 30, 2009, the Company granted its Chief Financial Officer 75,000 shares of restricted stock at a fair value of $.78 per share with a three year vesting period and granted directors 191,786 restricted stock units at a fair value of $0.73 per share, with a one year vesting period. During the nine months ended November 30, 2008, the Company granted employees 85,000 shares of restricted stock at a fair value ranging from $4.51 to $4.78 per share.
During the nine months ended November 30, 2009, the Company did not issue any warrants. During the nine months ended November 30, 2008, the Company issued 300,000 warrants at a fair value of $4.57 per unit with an average vesting period of three years.

During the nine months ended November 30, 2009, the Company received approximately $0.3 million from the exercise of stock options to purchase shares of common stock at exercise prices ranging from $0.28 to $0.40. During the nine months ended November 30, 2008, the Company received approximately $0.2 million from the exercise of options to purchase shares of common stock at an exercise price of $2.15 per share. The Company issued 705,633 and 83,167 shares of common stock for the exercise of options during the nine months ended November 30, 2009 and 2008, respectively.
During the nine months ended November 30, 2009, the Company issued to the directors who were not nominated for reelection at the 2009 shareholders meeting 49,092 shares of common stock and an employee 8,334 shares of common stock for a restricted stock grant that vested. During the nine months ended November 30, 2008, the Company did not issue any shares of common stock for restricted stock grants that vested.
During the nine months ended November 30, 2009, no warrants were exercised. During the nine months ended November 30, 2008, the Company received $0.1 million for the exercises of warrants to purchase shares of common stock at exercise prices at $1.00 per share. The Company issued 50,000 shares of common stock for the exercise of warrants during the nine months ended November 30, 2008.
7. Income taxes
In connection with the conversion of debt into common stock as more fully discussed in Note 5 above, the Company may have had a change in ownership as determined by Internal Revenue Code Section 382 (“Section 382”) that may limit the utilization of net operating losses (“NOLs”), tax credit carryforwards and certain future losses or deductions. When in fact a future loss or deduction is limited, special rules apply to limit not only the utilization of the losses but also the carryback and carryforward of such losses. The Company is currently analyzing the provisions of Section 382 to determine if a change in ownership occurred and, if a change occurred, the losses impacted, if any. The Company expects to have the determination completed by February 28, 2010.
8. Loss Per Share Data
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$(2,170)	$(1,842)	$(8,487)	$(1,815)

Denominator:
Basic weighted-average shares outstanding	41,019,416	29,291,666	33,617,577	29,253,863
Effect of dilutive stock options and warrants	—	—	—	—

Diluted weighted-average shares outstanding	41,019,416	29,291,666	33,617,577	29,253,863

Net income (loss) per share:
Basic	$(0.05)	$(0.06)	$(0.25)	$(0.06)

Diluted	$(0.05)	$(0.06)	$(0.25)	$(0.06)

Since the three and nine-month periods ended November 30, 2009 and 2008 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares. Common stock options and warrants of 3,001,453 and 4,339,232 for the three months ended November 30, 2009 and 2008, respectively, were not included in per share computation because the exercise price was greater than the average market price of the common shares. Common stock options not included in per share computation because the option exercise price was greater than the average market price of the common shares were 4,171,453 and 2,650,943 for the nine months ended November 30, 2009 and 2008, respectively.

9. Other Comprehensive Income
The following table provides a summary of total comprehensive loss for the applicable periods (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008

Net loss	$(2,170)	$(1,842)	$(8,487)	$(1,815)

Other comprehensive income (loss):

Net foreign currency translation gain (loss)	(1)	33	(22)	51

Total comprehensive loss	$(2,171)	$(1,809)	$(8,509)	$(1,764)

10. Post Employment Benefits
In May 2009, a Company executive resigned resulting in a charge to operations of $0.2 million for payments to be made over twelve months in connection with such resignation.
In August 2008, certain Company executives and Directors tendered their resignations. The Company recorded $1.7 million as a liability in the month of August 2008 in connection with such resignations and in connection with a termination without cause. Additionally, options to purchase 1,125,000 shares of common stock and 625,000 shares of restricted stock were forfeited in connection with such resignations and termination without cause. The Company reversed $4.1 million of previously recognized stock compensation as a result of the forfeitures. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that resulted in approximately $0.3 million of compensation cost.
11. Legal Proceedings and Contingencies
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented by the U.S., this treaty could affect the way the U.S. District Court for the Eastern District of Virginia monitors the Company’s Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to salvage the wreck site, claim possession of and perhaps title to artifacts recovered from the site, restore and display recovered artifacts and make other use of the wreck. The Company has raised numerous objections to the U.S. Department of State regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The treaty, as drafted, does not recognize the Company’s existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.

Several years ago, the Company initiated legal action to protect its rights to the Titanic wreck site from this treaty. On April 3, 2000, the Company filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that the Company’s motion was not ripe for consideration and that the Company may renew its motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation, thus it is not yet time for the Company to consider refiling its motion. Neither the implementation of the treaty nor the Company’s decision whether to refile the legal action regarding its constitutionality will likely have an impact on the Company’s ownership interest over the artifacts that it has already recovered.
As discussed in more detail below, in light of a January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to the approximately 2,000 artifacts recovered by the Company during the 1987 expedition now rests firmly with the Company. Title to the remaining artifacts in the Company’s collection should be resolved through the Company’s motion for a salvage award now pending in the United States District Court for the Eastern District of Virginia, Norfolk Division.
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
In September 2008, RMST submitted revised covenants and conditions in connection with the Company’s request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the U.S. District Court in April 2008. As part of developing the revised covenants and restrictions, the Company engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, the Company attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided. The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on the Company’s motion for a salvage award and on December 21, 2009 the Company filed a post-hearing memorandum for a salvage award. The Company cannot predict how or when the District Court will ultimately rule on RMST’s motion for an interim salvage award.
Other Litigation
On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as our former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleged that we breached his employment agreement when we allegedly rejected Geller’s voluntary termination and when we terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from our company. Answering Geller’s complaint, we denied Geller’s allegations and maintained that Geller was properly terminated for cause. We counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as our President, Chief Executive Officer, Chairman of the Board of Directors, and Director. We reached an agreement with Geller on January 7, 2010 in settlement of his claims and the Company’s counterclaims. The settlement amount is recorded in the November 30, 2009 condensed consolidated financial statements.
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it several months ago, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in its very early stages, and the Company intends to vigorously defend the case and pursue its counterclaims.
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
12. Subsequent Events
Subsequent events have been evaluated through January 8, 2010, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains forward-looking statements and information relating to the Company. The words “believes,” “expects,” “may,” “should,” “projects,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements are based on the beliefs of management as well as assumptions made using information currently available to management. Because these statements reflect current views of management concerning future events, they involve risks, uncertainties and assumptions; therefore, actual results may differ significantly from the results discussed in the forward-looking statements. The forward-looking statements in this quarterly report are dependent upon, and may be influenced by, a number of variables including but not limited to, for example, domestic and international economic conditions, competition from other entities that present museum-quality exhibitions, consumer preferences, performance and efficiencies of local promoters and museums, foreign currency fluctuations and costs of goods and operations. When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation, and its subsidiaries.
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
Overview
We are in the business of presenting to the public museum-quality touring exhibitions around the world. Our unique exhibition products are presented to the public in exhibition centers, museums and non-traditional venues. Exhibition revenue is generated primarily through admission ticket sales, co-production agreements, third-party licensing, and sponsorships.
Exhibitions
Since our establishment in 1993, over 30 million visitors have attended our exhibition venues. We presently design, deploy and/or operate three different types of exhibitions.
Titanic
The R.M.S. Titanic has continued to captivate the thoughts and imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic Ocean on her maiden voyage. Through our explorations, we have obtained and are in possession of the largest collection of artifacts, data, information, images, and cultural materials associated with the shipwreck, which we present to the public through our exhibitions. Our Titanic exhibitions have been presented in more than 60 venues throughout the world, including in the U.S., Canada, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea and United Kingdom.
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
On October 19, 2009, we terminated our license arrangement for certain human anatomy sets we acquired pursuant to an agreement with the sole owner of The Universe Within Touring Company, LLC., whereby we acquired all of the outstanding membership interests of such entity. Because management determined that the Company had an excess capacity of human anatomy sets available for exhibition, the Company negotiated the return of these sets and the termination of the license agreement. As disclosed at Note 4 “Goodwill and Other Intangible Assets,” above, the Company recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero and an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero. The Company does not plan to present additional human anatomy exhibitions under the name “Universe Within,” but will continue to present the “Bodies ... The Exhibition” and “Bodies Revealed” exhibitions.

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
Information Regarding Exhibitions Outside the United States
Our exhibitions regularly tour outside the United States. Approximately 11% and 6% of our revenues for the nine months ended November 30, 2009 and 2008, respectively, resulted from exhibition activities outside the United States. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Exhibition Revenue Summary for Last Eleven Quarters

During the first quarter of fiscal 2010, we entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement.  Although these modifications had no impact on revenue recognized in this fiscal year or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future we will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists.  This first quarter modification had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.

Our exhibition revenue for the last eleven quarters may be summarized as follows (in millions):

		Non-refundable	Non-refundable
		License Fee For	License Fee For	Total
	Admissions	Future	Current	Exhibition
Quarter Ended	Revenue	Exhibitions	Exhibitions	Revenue

November 30, 2009	$6.9	—	$1.0	$7.9
August 31, 2009	$10.8	—	$1.7	$12.5
May 31, 2009	$7.9	—	$1.9	$9.8
February 28, 2009	$8.7	—	$0.8	$9.5
November 30, 2008	$6.0	$4.5	$0.7	$11.2
August 31, 2008	$11.8	$0.4	$0.4	$12.6
May 31, 2008	$10.7	$1.4	$1.2	$13.3
February 29, 2008	$14.9	$0.5	$1.0	$16.4
November 30, 2007	$9.0	$6.2	$1.1	$16.3
August 31, 2007	$11.7	$2.7	$1.1	$15.5
May 31, 2007	$9.5	$0.6	$0.9	$11.0
Results of Operations
The Quarter Ended November 30, 2009 Compared to the Quarter Ended November 30, 2008
Revenue. Our revenue decreased by $4.8 million or 35% to $8.7 million compared to the same quarter last year.
We recognized $4.5 million for the quarter ended November 30, 2008 in connection with a non-refundable exclusive licensing agreement to co-present eight human anatomy exhibitions. For fiscal 2010 and beyond, we will no longer recognize prepayment of non-refundable exhibition license fees as revenue when the respective license agreements are executed, but instead will recognize such amounts when the applicable exhibitions open to the public.
Our exhibition revenue for the quarters ended November 30, 2009 and 2008 may be summarized as follows (in millions):

	Quarters Ended November 30,
	2009	2008

Admissions revenue	$6.9	$6.0
Non-refundable license fees for future exhibitions	—	4.5
Non-refundable license fees for current exhibitions	1.0	0.7

Total exhibition revenues	$7.9	$11.2

We record all admission ticket proceeds from self-run operated exhibitions; whereas, we record only our share of ticket admission proceeds from co-production and third party license agreements operated exhibitions. Revenue from self-run exhibitions was 67% and 36% of revenue for the third quarters of fiscal year 2010 and fiscal year 2009, respectively. Overall attendance decreased by 147,417 to 819,941; however, our Titanic exhibitions increased by 85,869. Total days of operation in which our exhibitions were presented were 1,361 compared to 1,641 for the same period last year. Although we reduced the number of venues presented, we improved in the quality of the venue locations. Additionally, general domestic and international conditions had a negative impact on attendance resulting in a reduction in our exhibition revenue.
Our exhibition attendance for the quarters ended November 30, 2009 and 2008 may be summarized as follows:

	Quarter Ended November 30,
	2009	2008

Operating days	1,361	1,641
Attendance	819,941	967,358
Average attendance per operating day	602	589
Our days of operations in the third quarter of 2010 decreased 280 days or 17% compared with the third quarter of 2009. This is largely due to our decision to reduce the number of touring BODIES shows in the first quarter of fiscal 2010, but is also impacted by a disciplined approach to the market, to only enter markets where and when our analysis indicates we will have a greater chance of success, and we have further taken steps to prepare the market for our exhibition.
Merchandise and other revenue decreased $1.4 million. This decrease is primarily the result of the disposition of the live music aspect of our merchandising business, in which we recognized an additional $1.4 million of merchandise revenue during the third quarter last year.
Cost of revenue. Our total cost of revenue decreased by $2.5 million compared to the same quarter last year to $6.1 million.
We operated more self-run exhibitions during the third quarter of this year, where we incurred all costs compared to only minor costs for co-produced or third party licensed exhibitions operated by partners; however, we were more efficient in controlling costs resulting in a reduction of $1.2 million in cost of revenue for self-run exhibitions, including $0.5 million and $0.6 million reductions in marketing cost and operations cost, respectively.
Cost of merchandise sold decreased by $0.9 million to $0.3 million. This decrease is primarily a result of the disposition of the live music aspect of our merchandising business.
Gross profit. Our gross profit decreased by $2.2 million with gross profit margin as a percent of revenue decreasing to 30% compared to 36% for the same quarter last year.
Our exhibitions gross profit decreased by $1.7 million with gross profit margin decreasing to 28% compared to 35% for the third quarter of fiscal year 2009. This decrease in gross profit margin is primarily due to more self-run exhibitions and recording non-refundable exhibition license revenue as the exhibition occurs instead of recognizing it when payment is received.
Our merchandise gross profit decreased by $0.5 million with gross profit margin increasing to 55% compared to 42%. This decrease in gross profit is primarily a result of the disposition of the live music aspect of our merchandising business which had a lower gross margin.
Operating expenses. Our general and administrative expenses of $4.7 million represent a decrease of $1.7 million or 22% compared to the same period last year.
Our decrease in operating expenses may be attributed to compensation expense, administrative office expense, bad debt expense, and reserves for venue losses of $1.1 million, $0.2 million, $0.2 million, and $0.3 million, respectively.
Loss from operations. We realized a loss from operations of $3.4 million as compared to $2.8 million for the third quarter of fiscal 2009.
Benefit from income taxes. We recorded an income tax benefit of $1.3 million at an effective rate of 38% versus a tax benefit of $0.9 million at an effective rate of 32% for the same period last year.
Net loss. We realized a net loss of $2.2 million as compared to a net loss of $1.8 million for the same period last year.

Loss per share. Basic and diluted loss per common share for the quarters ended November 30, 2009 and 2008 was $0.05 and $0.06, respectively. The basic and fully diluted weighted average shares outstanding were 41,019,416 and 29,291,666 shares, respectively.
The Nine Months Ended November 30, 2009 Compared to the Nine Months Ended November 30, 2008
Revenue. Our revenue as compared to the same period of the prior year decreased by $10.7 million or 24%.
Our exhibition revenue decreased by $6.9 million to $30.3 million for the nine months ended November 30, 2009. We recognized $4.5 million for the nine months ended November 30, 2008 in connection with a non-refundable exclusive licensing agreement to co-present eight human anatomy exhibitions. For fiscal 2010 and beyond, we will no longer recognize prepayment of non-refundable exhibition license fees as revenue when the respective license agreements are executed, but instead will recognize such amounts when the applicable exhibitions open to the public. Also, we attribute this decrease to our intentional reduction in the number of human anatomical exhibitions, as more fully discussed in Operating Expenses below, and the general decline in economic conditions. These factors resulted in overall attendance decreasing by 546,881 to 3,306,979 compared to 3,853,860 for the same period last year; however, attendance at our Titanic exhibitions increased by 397,962. Total days of operation in which our exhibitions were presented were 3,263 compared to 3,551 for the same period last year. Revenue from self-run exhibitions was 46% of exhibition revenue as compared to 28% for the same period last year.
Our exhibition revenue for the nine months ended November 30, 2009 and 2008 may be summarized as follows (in millions):

	Nine Months Ended November 30,
	2009	2008

Admissions revenue	$25.6	$28.5
Non-refundable license fees for future exhibitions	—	6.3
Non-refundable license fees for current exhibitions	4.7	2.3

Total exhibition revenues	$30.3	$37.1

Our exhibition attendance for the nine months ended November 30, 2009 and 2008 may be summarized as follows:

	Nine Months Ended November 30,
	2009	2008

Operating days	4,624	5,192
Attendance	3,306,979	3,853,860
Average attendance per operating day	715	742
Our days of operations in the nine months ended November 30, 2009 decreased 568 days or 11% compared with the nine months ended November 30, 2008. This is largely due to our decision to reduce the number of touring BODIES shows in the first quarter of fiscal 2010, but is also impacted by a disciplined approach to the market, to only enter markets where and when our analysis indicates we will have a greater chance of success, and we have further taken steps to prepare the market for our exhibition.
Merchandise and other revenue decreased by $3.8 million or 58% to $2.8 million. This decrease is primarily the result of the disposition of the live music aspect of our merchandising business.
Cost of revenue. Our total cost of revenue of $16.5 million decreased by $7.4 million compared to the same period last year.
We operated more self-run exhibitions during this period where we incurred all costs compared to only minor costs for co-produced or third party licensed exhibitions operated by partners; however, we were more efficient in controlling costs, resulting in a reduction of $3.0 million in cost of revenue for self-run exhibitions, of which $2.7 million and $0.3 million are reductions in marketing cost and operations cost respectively.
Cost of merchandise sold as a percent of merchandise revenue was 29% compared to 42% for the same period last year. This decrease in cost of merchandise sold is primarily a result of the disposition of the live music aspect of our merchandising business, which had a lower gross margin.
Gross profit. Our gross profit was $16.6 million or 50% as a percent of revenue compared to $19.9 million or 45% as a percent of revenue for the same period last year.
Exhibition gross profit was $14.6 million or 48% as a percent of exhibition revenue compared to $16.0 million or 43% as a percent of exhibition revenue for the same period last year.
Merchandise gross profit was $2.0 million or 71% as a percent of merchandise revenue compared to $3.8 million or 58% as a percent of merchandise revenue for the same period last year. This increase in merchandise gross profit as a percent of merchandise revenue is primarily due to the disposition of the live music aspect of our merchandising business.
Operating expenses. Our general and administrative expenses of $23.9 million increased by $4.8 million over the same period last year.
Our operating expense increase is attributed to impairment of goodwill and intangible assets, stored exhibits expense, bad debt expense and legal, accounting and consulting fees for $4.5 million, $1.5 million, $1.2 million, and $1.5 million, respectively. These increases are offset by a decrease in compensation expense of $3.8 million.

During the nine months ended November 30, 2009, management assessed the amount of human anatomical displays it has to exhibit and compared that amount to the estimated addressable market for such exhibitions. In management’s judgment, the Company maintained an excess capacity of human anatomical displays, and we reduced the amount of capacity by negotiating the return or sale of certain specimens. Consequently, those specimens had no future estimated cash flows associated with them and the previously capitalized and yet unamortized costs of such specimens were no longer considered recoverable; therefore, we recorded an impairment charge of $1.9 million to reduce the carrying value of the finite lived intangibles related to those specimens to zero. Because there was goodwill associated with the original acquisition of those specimen sets, we recorded an impairment charge of $2.6 million to reduce the carrying value of goodwill to zero.
Our depreciation and amortization expenses increased $0.7 million to $4.4 million. The increase in depreciation expense is primarily attributable to an increase in property and equipment located at the Luxor in Las Vegas, where we have long term Titanic and Bodies exhibitions.
Loss from operations. We realized a loss from operations of $11.7 million as compared to a loss from operations of $3.0 million for the same period last year.
Benefit from income taxes. We recorded an income tax benefit of $3.5 million at an effective rate of 29% versus a tax benefit of $0.9 million at an effective rate of 32% for the same period last year.
Net loss. We realized a net loss of $8.5 million as compared to a net loss of $1.8 million for the same period last year.
Loss per share. Basic and fully diluted loss per common share for the nine months ended November 30, 2009 and 2008 was $0.25 and $0.06, respectively. The basic and fully diluted weighted average shares outstanding were 33,617,517 and 29,253,863 shares, respectively.
Changes in Financial Condition
Cash flows from operating activities
Net cash used in operating activities was $6.3 million for the nine month period ended November 30, 2009. The decrease in operating cash flows is primarily attributable to our $8.3 million net loss for the nine months ended November 30, 2009 and other changes in working capital to include accounts receivable and accounts payable reductions of $2.6 million and $7.7 million, respectively. These reductions are offset by income tax receivable and a non-cash charge for the impairment of goodwill and intangible assets of $2.9 million and $4.5 million, respectively.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) November 30, 2009 and February 28, 2009:

	As of
	November 30,	February 28,
	2009	2009

Working Capital (in millions)	$20.3	$7.3
Current Ratio	4.25	1.52
Our net working capital increased by $13.0 million at November 30, 2009, as compared to February 28, 2009. This increase is primarily attributable to cash proceeds from the sale of $12.0 million in convertible debt as discussed more fully below in Cash flows from financing activities and more effective cash management implemented during the period. Included in the November 30, 2009 working capital is income tax receivable, of which $3.7 million was received in December 2009.

Cash flows from investing activities
For the nine-month period ended November 30, 2009, the total cash used in investing activities was $3.5 million, which is attributable to the purchase of property and equipment and marketable securities of $1.5 million and $2.0 million, respectively.
Cash flows from financing activities
For the nine-month period ended November 30, 2009, cash provided by financing activities was $12.3, which is attributable to proceeds from the sale of convertible notes (the “Notes”) for $12.0 million and option exercises of $0.3 million. The Notes were converted into common stock during the third quarter ended November 30, 2009 when we exercised our right to convert the Notes into common stock after the closing price of our common stock exceeded $1.00 for a period of five successive trading days on the NASDAQ Global Market. A total of 16,328,976 shares of our common stock were issued in accordance with this conversion, which included the outstanding Notes principal and accrued interest at a conversion price of $0.75 per share.
Liquidity
We believe that our expected cash flows from operations, which include $3.7 million in tax refunds received in December 2009, together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations and capital expenditures for the next 12 months. As of January 6, 2010, we had a cash balance of $13.8 million.
On September 15, 2009, the Company received a notice of deficiency from the NASDAQ Global Market regarding the Company’s non-compliance with the minimum bid price Listing Rules. The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share, and companies are found to be in non-compliance where the closing bid price of the common stock falls below $1.00 for 30 consecutive business days. The rule provides a grace period of 180 days to regain compliance. Listed companies will regain compliance if at any time during the grace period the closing bid price reaches $1.00 per share or more for a minimum of ten consecutive business days. On October 16, 2009, the NASDAQ Global Market provided the Company with written confirmation of compliance with the minimum bid price Listing Rule.
Capital Resources
On May 6, 2009, we entered into a convertible note purchase agreement with Sellers Capital Master Fund, Ltd. (“Sellers Capital”), pursuant to which we sold our unsecured convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.0 million. Sellers Capital acquired Notes in the principal amount of $11.55 million and SAF Capital Fund LLC (“SAF Capital”) acquired Notes in the principal amount of $0.45 million. The Notes bore interest at an initial rate of 6.0% per annum, payable monthly in cash, and would have become due in three years from the issue date, if not prepaid by us or converted prior to such date. The Notes were convertible into shares of our common stock at a conversion price of $0.75 per share, a premium of approximately 7.1% to the closing price of our common stock on the NASDAQ Global Market immediately preceding the execution of the convertible note purchase agreement. On September 30, 2009 and October 1, 2009, we exercised our right to convert the Notes into common stock because the closing price of our common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of our common stock were issued in accordance with this conversion, which includes the outstanding Notes principal and accrued interest at a conversion price of $0.75 per share.
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
Contractual Obligations
Based on our performance, we do not have access to the Credit Facility we previously had with Bank of America, as previously disclosed in our Form 10-K for the year ended February 28, 2009.
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
Interest Rate Risk
Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We currently do not have any outstanding borrowings. Our interest income is most sensitive to the general level of interest rates in the United States Sensitivity analysis is used to measure our interest rate risk. For the nine months ended November 30, 2009, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
Foreign Currency Risk
We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar (USD) and foreign currencies of the countries in which we are conducting business. If the value of the USD decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the nine months ended November 30, 2009, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the USD in order to minimize the adverse potential effect of currency fluctuations.

Item 4. Controls and Procedures.
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Information presented in PART I of this FORM 10-Q is incorporated herein by reference.
Item 1. Legal Proceedings.
In connection with the Salvor-in-possession and interim salvage award proceedings, the District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. We cannot predict how or when the District Court will ultimately rule on our motion for a salvage award.
On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as our former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleged that we breached his employment agreement when we allegedly rejected Geller’s voluntary termination and when we terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from our company. Answering Geller’s complaint, we denied Geller’s allegations and maintained that Geller was properly terminated for cause. We counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as our President, Chief Executive Officer, Chairman of the Board of Directors, and Director. We reached an agreement with Geller on December 23, 2009 in settlement of his claims and the Company’s counterclaims. The settlement amount is recorded in the November 30, 2009 condensed consolidated financial statements.
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
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. During the nine months ended November 30, 2009, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
Item 6. Exhibits.
See Index to Exhibits on page 25 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: January 8, 2010	By:	/s/ Christopher J. Davino
Christopher J. Davino,
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 8, 2010	By:	/s/ John A. Stone
John A. Stone,
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Resolution to Create a Trust and Reserve Fund		8-K		10/29/2009

10.2	Robert A. Brandon Appointed General Counsel and Vice President of Business Affairs		8-K		10/30/2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial	X

32.1	Section 1350 Certifications	X