Form 10-K
period 2010-02-28
PREMIER EXHIBITIONS, INC.
filed 2010-05-14
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3340 Peachtree Rd., N.E., Suite 900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 31, 2009 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $18,404,453 based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2009. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
The number of shares outstanding of the registrant’s common stock, as of May 7, 2010, was 47,804,742.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2010 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors and join venture participants. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.
PART I
ITEM 1. BUSINESS
In this report, the terms “Premier Exhibitions, Inc.,” “Company,” “we,” “us,” and “our” mean Premier Exhibitions, Inc. and all entities included in our consolidated financial statements.
Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. For over 20 years, we have created, designed, marketed and presented educational and entertaining exhibitions. Our unique exhibition products are presented to the public in exhibition centers, museums, retail locations and other venues with high traffic such as the Luxor Hotel and Casino. Exhibitions revenue is generated primarily through admission ticket sales from either self-run venues or partner managed venues and through co-production agreements, third-party licensing, and sponsorships. We are currently configured to present 21 concurrent exhibitions, of which 16 are touring exhibitions that usually span four to six months. The remaining five are longer-term engagements which are located in three major cities. We currently operate and/or present and promote three different types of exhibitions:
•	“Titanic: The Artifact Exhibition,” “Titanic Aquatic,” and “Titanic: Treasures from the Deep” (seven exhibitions)
•	“Bodies...The Exhibition,” and “Bodies Revealed” (thirteen exhibitions)
•	“Dialog in the Dark;” (one exhibition)
Additionally, we may expand or contract our current exhibitions; in addition, we are evaluating other exhibitions’ concepts for presentation to the public.
Formed in 1987, we first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary R.M.S. Titanic, Inc. (“RMST”) and which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.

We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts. We have a salvor’s lien on the remainder of the artifacts and, pending the federal court’s ruling on that lien, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological survey, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. We currently have the ability to operate seven concurrent Titanic exhibitions.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. We currently have the ability to present 13 concurrent human anatomy exhibitions.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. We currently operate one “Dialog in the Dark” venue and future expansion is under review.
In the year ending February 28, 2009 (“fiscal 2009”), the Company began to see a decline in attendance at both the Bodies and Titanic exhibitions, which adversely impacted earnings. Also, the Company spent significant capital pursuing new exhibition concepts that never materialized. By the end of fiscal 2009, with senior members of management leaving the Company and the Company under significant financial distress, shareholders voted to change the composition of the Board of Directors. In January of 2009, the new Board terminated the Chief Executive Officer, and installed new senior management.
During the year ending February 28, 2010 (“fiscal 2010”), the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by:
•
Restructuring the business — First, management executed a reduction-in-force to align the human resources properly against the business. Then management began to rationalize the number of Bodies shows touring, reducing touring capacity from 16 to 13, and also negotiated the early termination of the Star Trek exhibition, three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows, and bring capacity in line with the Company’s ability to keep shows touring profitably.

•	Raising capital — After an exhaustive process to identify potential sources of capital, the Company issued convertible bonds worth $12 million in order to properly capitalize the business.
•
Repairing or severing ties with key trading partners — Management also worked to mend or end relationships with trade partners that had become strained under the prior management. To begin with, the Company changed advertising agencies to achieve greater media buying leverage and cost effectiveness as advertising is a significant operating cost. Key relationships with museums and independent promoters required attention as did relationships with members of the Maritime community surrounding the Titanic. Ending some relationships required capital and significant working capital was also required to return the Company to trading terms with its vendors.

These activities taken together served to stabilize the Company. However, they came at great cost. The results of operations for fiscal 2010 include charges totaling approximately $20 million relating to the cost of restructuring the business, raising capital, mending key relationships, exiting portions of the business, negotiating early terminations to agreements, and defending and settling litigation and claims related to all these activities.
To summarize, the costs incurred stabilizing the business that are included in the results of operations for fiscal 2010 are roughly as follows:
•	$10.5 million to exit portions of the business that were unprofitable, including The Universe Within, Star Trek and additional space at the Luxor Hotel and Casino.
•
$5.8 million in costs of litigation, legal fees, settlement costs, as well as tax and consulting fees to terminate unprofitable agreements, settle disputes and bring the company into compliance in certain respects.

•	$2.5 million in license fees related to content that does not have future utility, and
•	$1.8 million in bad debt, mostly related to our taking complete control of the NYC Bodies exhibition.

Also during fiscal 2010, management implemented a cross-functional process for identifying potential markets to produce existing exhibitions, finding optimal locations within those potential markets, and identifying and planning for potential issues that might arise going into markets being considered. This process is designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market. Management also implemented a process and structure to identify, evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. While these processes will evolve and there is always room for improvement, management believes the business has a repeatable process to manage its operations that is broader than any one member of management and thereby decreases the risk profile and increases the likelihood of profitable operations.
Now, from a more stabilized base, management is embarking on a plan that focuses on growth and value creation over the longer term as well as repositioning the Company as an innovator in the entertainment industry.
The plan has several components including the re-launching of its core exhibitions; expanding the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on our 100 year anniversary in 2012; and developing new content to be presented through various channels to appeal to a broader consumer market.
Due to the lack of both historical investment in the core business as well as scope and breadth of our initiatives themselves, we will require between $7 million and $8 million of capital investment during the year ending February 28, 2011 (“fiscal 2011”). We estimate cash flows from operations will be adequate to fund these initiatives.
Our principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain websites located at www.prxi.com, www.rmstitanic.net, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, and www.bodiesrevealed.com. Information on our websites is not part of this report.
Our Exhibitions
“Titanic: The Artifact Exhibition” and “Titanic Aquatic”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking, discovery and conservation. These objects are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 20 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain and United Kingdom. During fiscal 2010, we presented seven separate Titanic exhibitions at 14 venues.
In September 2009, Titanic Aquatic was converted to Titanic: The Artifact Exhibition.
Titanic Expeditions
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and its surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered and 140 hours of video tape footage and an estimated seven thousand still photographs were taken during the course of the 32 dives in that original expedition. A French maritime tribunal subsequently conveyed to us title to these artifacts. In 1993, RMST acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance by the French tribunal was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.

We completed additional expeditions to the wreck of the Titanic in 1994, 1996, 1998, 2000 and 2004 recovering approximately 3,500 additional artifacts and additional video tape footage and still photographs. With the depth of the Titanic wreck approximately two and one-half miles below the surface of the North Atlantic Ocean, our ability to conduct expeditions to the Titanic has been subject to the availability of necessary research and recovery vessels and equipment for chartering by us from June to September, which is the “open weather window” for such activities.
Science, Archaeology and Conservation Related to the Titanic and Titanic Artifacts
In addition to being important to our exhibition business, the Titanic is an important archaeological, historical and cultural site. We have developed a partnership with the Center for Maritime & Underwater Resource Management, a nonprofit corporation, for services in archaeology, scientific research and resource management to aid in stewardship of the Titanic wreck site. Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration. Having been submerged in the ocean for almost 100 years, artifacts have been subjected to the corrosive effects of seawater. The conservation of all artifacts recovered from the wreck site of the Titanic is an extensive process that employs many techniques in order to stabilize them for display in our exhibitions. We own and maintain an extensive database, together with digital and photographic archives, that establish, with certainty, the origin of the artifacts.
“Bodies...The Exhibition” and “Bodies Revealed”
We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these exhibitions through separate exhibition agreements.
These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system. Using more than 200 specimens, each exhibition follows a systems-based approach to human anatomy which examines our skeletal, muscular, nervous, digestive, respiratory, circulatory, urinary, integumentary (skin, sweat glands, hair, and nails) and reproductive systems.
Our full-body specimens and individual organs were obtained through plastination facilities mostly in China. The full body specimens are persons who lived in China and died from natural causes. Most of the bodies were unclaimed at death, and were ultimately delivered to medical schools for education and research. Where known, information about the identities, medical history and causes of death is kept strictly confidential. China has a large and highly competent group of anatomists and dissectors, who are essential to properly preparing these specimens for exhibition and educational purposes. In a number of cases, our medical director has been able to identify medical problems that were present in an organ and, where appropriate, those organs were clearly labeled in the exhibitions. For example, an emphysema-diseased lung is displayed and identified, giving the visitors a visual understanding of the effects of the disease.
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of their visually impaired guide, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We currently operate one “Dialog in the Dark” venue and future expansion is under review.

Other Exhibitions
Beginning in May 2008, we advanced approximately $250 thousand to other licensor(s) for the right to present and promote additional exhibitions, which are currently under development. We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
Merchandising
We earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and photographs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on these sales.
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 9% of our revenues and 29% of attendance in fiscal 2010 resulted from exhibition activities outside the U.S. Historically, our financial arrangements with our international trade partners have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
Competition
The entertainment and exhibition industries are highly competitive. We believe that our many years of experience in the exhibition industry have enabled us to present exhibitions with mass appeal to consumers of entertainment, museum, scientific and educational offerings. These consumers recognize the quality and value of the educational experience that our exhibitions offer.
“Titanic: The Artifact Exhibition”
Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we may encounter competition from other Titanic exhibitions or events in the future. We believe that our Titanic exhibition business is changing. For example, an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. Additionally, the availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. Any of these developments could have an adverse impact on our financial performance.
“Bodies...The Exhibition” and “Bodies Revealed”
We compete with multiple companies throughout the world offering a variety of human anatomy exhibitions that are similar to ours.
“Dialog in the Dark”
Although we believe that our Dialog in the Dark exhibition is unique in character and quality, our success in the presentation of this exhibition may cause competitors in the future to bring similar exhibitions of their own to the market.

Merchandising
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
Employees
As of March 31, 2010, we had 71 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good. Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our self run exhibitions. Accordingly, during fiscal 2010, we employed part-time employees ranging from 92 to 217 and as many as 20 contractors.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).
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
ITEM 1A. RISK FACTORS
If any of the risks or uncertainties discussed below and elsewhere in this report, including, but not limited to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and the related notes included in this report, were to occur, our business, financial condition and results of operations could be seriously harmed. Additional risks and uncertainties not currently known to us or that we presently deem to be immaterial could also seriously harm our business, financial condition and results of operations.
Our Board of Directors and management team have recently changed, and our failure to successfully adapt to these changes, a failure by our new management team to successfully manage our operations, and/or our inability to fill vacant key management positions may adversely affect our business.
Six new directors were appointed to our Board of Directors during 2009. In addition, the Board of Directors appointed Christopher J. Davino as our President and Chief Executive Officer and John A. Stone as our Chief Financial Officer during 2009. These transitions could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate our new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.
We believe that our future success depends to a significant degree on the skills and efforts of our new management team. If we lose the services of any of our current senior executive officers and key employees, our ability to achieve our business objectives could be seriously harmed, in turn adversely affecting our business and operating results.

The current economic slowdown and disruptions in the financial markets may have a negative impact on our revenues and make it difficult for us to obtain financing to operate our business.
Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for our exhibitions, both domestically and in international markets where we operate. Discretionary consumer spending is impacted by higher levels of unemployment, fuel prices, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions. The economic slowdown, and other factors that cause consumers to reduce their discretionary spending to a point where attendance at our exhibitions declines, negatively affect our revenues and results of operations.
The current economic weakness that continues in the financial markets and in the housing markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of many investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on discretionary consumer spending and other consumer purchasing habits, which would adversely affect our operating results and make it more difficult for us to obtain financing to operate our business.
Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.
We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2010, we incurred a net loss of $20 million including a net loss of $11.5 million in the fourth quarter. Our cash balance was approximately $10.2 million as of February 28, 2010. As of February 28, 2010, we do not have access to a revolving credit facility, due to our recent financial performance. On May 6, 2009, we executed an agreement to receive $12 million in financing from Sellers Capital Master Fund, Ltd., our largest shareholder. Due to this financing, we believe we will have sufficient funds to continue operations during the current fiscal year and we currently expect that our cash flows from operations will improve during that period. However, there can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing, which might not be available to us or might only be available to us on terms that are not favorable, if market conditions do not improve. If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of Part II of this report.
Our inability to develop new exhibitions could seriously harm our results of operations and financial condition.
Our business depends on our ability to develop and execute new exhibitions and new venues for our existing exhibitions. If we are unable to develop new lines of exhibitions and new venues for our existing exhibitions, our results of operations and financial condition could be seriously harmed.
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
Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. For the periods ending fiscal 2010, fiscal 2009, and February 29, 2008 (“fiscal 2008”), we incurred marketing and advertising expenses of $4.2 million, $6.0 million, and $5.7 million, respectively. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

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
We require access to exhibition venues owned or leased by third parties to conduct our exhibitions. Our long-term success depends, in part, on our ability to utilize such venues on commercially reasonable terms. Our ability to obtain new venue locations on favorable terms and in desirable locations depends on a number of other factors, many of which are also beyond our control, including but not limited to, international, national and local business conditions as well as competition from other promoters and exhibitions. If we are not able to secure exhibition locations on commercially reasonable terms and in desirable locations, our results of operations and financial condition could be harmed.
We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain of the Titanic artifacts already under our control.
In November 2007, we filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award to compensate us for our efforts in recovering certain items from the wreck of the Titanic. Although the Court has not yet ruled on our motion for an interim salvage award, the court previously suggested that it would likely not give us title to certain of the artifacts. As a result, the outcome of the motion is uncertain. It is possible that we may not be granted a salvage award that is commensurate with our recovery efforts. It is also possible that the court will take possession of certain of the Titanic artifacts we have already recovered, which may make it difficult for us to conduct future Titanic exhibitions in the same manner as we presently conduct such exhibitions. A negative decision by the court on our motion could have a material adverse effect on our ability to conduct Titanic exhibitions, which could harm our results of operations.
If we are unable to maintain our Salvor-in-Possession rights to the Titanic wreck and wreck site, our Titanic exhibitions could face increased competition and we could lose the right to exhibit certain Titanic artifacts.
As recently as January 31, 2006, the U.S. Court of Appeals for the Fourth Circuit recognized that we are the exclusive Salvor-in-Possession of the Titanic wreck and wreck site. Our Salvor-in-Possession status enables us to prevent third parties from salvaging the Titanic wreck and wreck site and from interfering with our rights to salvage the wreck and wreck site. To maintain our Salvor-in-Possession rights, we must maintain a presence over the wreck site as interpreted by the courts. In addition, we may have to commence legal proceedings against third parties who attempt to violate our rights as Salvor-in-Possession, which may be expensive and time-consuming. Moreover, the court may not continue to recognize us as the sole and exclusive Salvor-in-Possession of the Titanic wreck and wreck site. If we were to lose our Salvor-in-Possession rights, our Titanic exhibitions could be exposed to competition. This would harm our operating results.
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
Through our co-promoters, we conduct exhibitions outside of the United States, which subjects us to additional business risks that could increase our costs and cause our profitability to decline.
During fiscal 2010, we derived approximately $4.1 million or 9%, of our net revenue from exhibitions located outside of the U.S., which represents 29% of our total attendance. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:
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
We cannot predict the extent to which existing or future laws or regulations could impact our operations. Although we generally contract with a third party for various services at our venues, we cannot provide assurances that we or our third-parties are in full compliance with all applicable laws and regulations at all times, that we or our third-parties will be able to comply with any future laws and regulations or that we will not incur liabilities for violations by us or third-parties with which we maintain a relationship. Our failure or the failure of any of our third-parties with which we maintain a relationship to comply with laws and regulations could also cause us to be subject to investigations or governmental actions that could seriously harm our business.

Our business may be harmed as a result of litigation.
We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 1 of Part II of this report under the heading “Legal Proceedings” and also in Note 10 to our Consolidated Financial Statements Part I of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed.
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
The stock market continues to experience extreme price and volume fluctuations. Over the past year this volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Such changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations have and could continue to materially reduce our stock price.
Moreover, companies that have had volatile market prices for their securities have been subject to securities class action lawsuits. Any such lawsuit filed against us, regardless of the outcome, could result in substantial legal costs and a diversion of our management’s attention and resources, which in turn could seriously harm our business, results of operations and financial condition.
During fiscal 2010, our common stock traded at levels below $1.00 per share. Under NASDAQ’s rules, a listed security is in non-compliance with NASDAQ listing rules if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On September 15, 2009, the Company received a notice of deficiency from the NASDAQ Global Market regarding the Company’s non-compliance with the minimum bid price Listing Rules. On October 16, 2009, the NASDAQ Global Market provided the Company with written confirmation of compliance with the minimum bid price Listing Rule after the closing bid price of the Company’s common stock reached $1.00 per share or more for ten consecutive business days. For a variety of reasons, it is possible that we could again violate the minimum bid price or other NASDAQ requirements. If our stock is delisted from NASDAQ, interest in and the ability to trade our stock could decline, which could have a negative impact on the market value of our common stock and our ability to raise capital in the future.
We may have a risk of collection of our revenue from exhibitions presented by third parties.
We rely upon third parties to present some of our exhibitions and in many cases those third parties operate the box office and control the sale of the tickets. As a result, we are subject to the risk that we will be unable to collect our portion of the revenue from the exhibitions presented by third party partners. Where we are unable to collect these revenues in accordance with the terms of the contract, we may incur the cost of litigation to recover the amounts owed to us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Principal Executive Offices
Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 16,790 square feet, is used for management, administration and marketing purposes. The lease for our principal executive offices is presently scheduled to expire on February 29, 2012.
Warehouse Space for Artifacts and Other Exhibitry
We lease approximately 10,080 square feet of warehouse space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry. For security purposes, we do not disclose the location of this property. The lease for this warehouse is presently scheduled to expire on December 31, 2010.
Luxor Hotel and Casino Lease
On March 12, 2008, we entered into a ten year lease agreement with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino, located in Las Vegas, Nevada. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. As to different portions of the space, the lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008.
Atlantic Station
On July 2, 2008, we entered into a lease agreement with Atlantic Town Center. We use the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. The lease term is for three years with four one-month renewal options.
ITEM 3. LEGAL PROCEEDINGS
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
The Company is party to an ongoing salvage case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company seeks to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and is seeking an interim salvage award, in the form of title to the recovered Titanic artifacts or a monetary award.
In June 1994, the U. S. District Court for the Eastern District of Virginia awarded ownership to our wholly-owned subsidiary R.M.S. Titanic, Inc., or RMST, of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. However, in two orders, dated September 26, 2001 and October 19, 2001, respectively, the district court restricted the sale of artifacts recovered by RMST from the Titanic wreck site. On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed the two orders of the district court. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of the salvaged items. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession of the artifacts with a lien on them, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.
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
On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award (an award of the artifacts instead of a monetary salvage award) with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.
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
On October 23, 2009, the Board of Directors approved a resolution obligating RMS Titanic Inc. to create a trust and reserve fund (the “Trust Account”) if the District Court issues RMS Titanic, Inc. an in-specie award in response to its motion for a salvage award and such in-specie award is issued subject only to the covenants and conditions already presented to and filed with the Court in conjunction with the Company’s motion for a salvage award. The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. If the Trust Account is created, the Company will make an initial payment of five hundred thousand dollars ($500 thousand) and will subsequently pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). This resolution was presented to the District Court in connection with the Company’s motion for a salvage award.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. The District Court has not yet ruled on the motion and we cannot predict how or when the District Court will ultimately rule.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia, Norfolk Division, monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. We have raised numerous objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.
Several years ago we initiated legal action to protect our rights to the Titanic wreck site from this treaty. On April 3, 2000, we filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation; thus, it is not yet time for us to consider refiling our motion. Neither the implementation of the treaty nor our decision whether to refile the legal action regarding its constitutionality will likely have an impact on our ownership interest over the artifacts that we have already recovered.

As discussed in more detail above, in light of the January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to approximately 2,000 artifacts recovered during the 1987 expedition now rests firmly with us. Title to the remaining artifacts should be resolved through our salvage litigation.
Other Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against us in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with us under which we obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that we breached the contract when we purported to terminate it in April of 2009, and they seek fees and stock warrant agreements provided for under the agreement. We filed our answer and counterclaims on September 7, 2009. Answering the complaint, we denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. We counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in early stages of discovery, and we intend to vigorously defend the case and pursue our counterclaims.
From time to time we are or may become involved in other legal proceedings that result from the operation of our exhibitions and business.
We believe that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on our financial condition.
Settled Litigation
On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arose from his termination for cause as our former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleged that we breached his employment agreement when we allegedly rejected Geller’s voluntary termination and when we terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from our company. Answering Geller’s complaint, we denied Geller’s allegations and maintained that Geller was properly terminated for cause. We counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as our President, Chief Executive Officer, Chairman of the Board of Directors, and Director. We reached an agreement with Geller on December 23, 2009 in settlement of his claims and the Company’s counterclaims. The settlement amount is included in the Results of Operations for the year ended February 28, 2010.
Proposed Legislation and Government Inquiries
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)

Christopher J. Davino	44	President and Chief Executive Officer, Director
John A. Stone	43	Chief Financial Officer
Robert A. Brandon	59	General Counsel, Vice President of Business Affairs and Secretary
M. Kris Hart	44	Vice President and Chief Marketing Officer
Christopher J. Davino, President, Chief Executive Officer and Director
Mr. Davino has served as our President, Chief Executive Officer and Director since January 2009. Mr. Davino is a 20 year restructuring professional having served as an investment banker and turnaround consultant providing strategic, operational and financial advice to companies, financial sponsors and strategic buyers, commercial banks, bondholders and other creditor constituencies with regard to corporate restructurings, financings and mergers and acquisitions. From 2007 to 2009, he was a principal and Head of the Corporate Rescue Group of XRoads Solutions Group, LLC, a corporate restructuring and management consulting company. At XRoads, Mr. Davino oversaw a national advisory practice of approximately 30 professionals providing advice, interim and crisis management, and transactional services. From early 2006 until 2007, Mr. Davino was President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail-based logistics company, which he founded. Prior to that position, he worked as a restructuring professional at Financo Inc., an investment banking firm, Wasserstein Perella Co., an investment banking firm, and Zolfo Cooper & Co., an advisory and interim management firm providing restructuring services. Mr. Davino is a member of the Board of Directors of Hirsh International Corp., a public company, and has recently served as Chairman of the Board of Directors of Pendum Inc., a national ATM servicing business, where he directed the company’s restructuring activities, including the sale of the business. Mr. Davino received his Bachelor of Science from Lehigh University. Mr. Davino was nominated as director by Sellers Capital LLC and joined our Board of Directors at the conclusion of Sellers Capital LLC’s consent solicitation. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., an investment fund that is our largest shareholder.
John A. Stone, Chief Financial Officer
John A. Stone has served as our Chief Financial Officer since May 13, 2009. Prior to Premier Exhibitions, Mr. Stone served at S1 Corporation, a provider of customer interaction software solutions for financial and payment services, as Chief Financial Officer from February 2006 to August 2008; Senior Vice President of Global Finance from October 2005 to January 2006; and Global Controller from June 2004 until October 2005. From April 2003 to June 2004, Mr. Stone was Vice President of Finance, Corporate Controller of EarthLink, a provider of Internet access and communication services. Mr. Stone has a Bachelor of Business Administration degree from the University of Georgia and is a Certified Public Accountant.
Robert A. Brandon, General Counsel, Vice President of Business Affairs and Secretary
On October 23, 2009, the Board of Directors of the Company appointed Robert A. Brandon as its General Counsel and Vice President of Business Affairs. Additionally, Mr. Brandon will continue serving as Secretary of the Company. Mr. Brandon joined the Company as Deputy General Counsel in June 2008. In 1984, Mr. Brandon began his legal career with Proskauer Rose, L.P. where he was a corporate associate. From 1988 to 2007, Mr. Brandon worked in the Legal Department at Madison Square Garden, L.P., functioning as Senior Vice President — Legal and Business Affairs for his last ten years there, with duties that included oversight of all legal work for the Booking, Concert Promotion and Theatrical Divisions of Madison Square Garden and Radio City Music Hall. Thereafter, he was a self-employed legal consultant for clients in the entertainment and media industries until joining the Company. Mr. Brandon has a Bachelor of Arts degree from Colgate University and a Juris Doctorate from Brooklyn Law School.

M. Kris Hart, Vice President and Chief Marketing Officer
As of April 27, 2010, Ms. Hart became the Company’s Vice President and Chief Marketing Officer. Prior to Premier, Ms. Hart served as Vice President, Brand Management at Harrah’s Entertainment from October 2004 to November 2009 where she played a key role with Harrah’s acquisition of Caesars Entertainment. Before Harrah’s, Ms. Hart directed an Innovation team at Coca-Cola focused on experiential marketing and customization packaging. Ms. Hart began her career as an intern at Citibank, N.A. as a Business Strategy Analyst, New Product Development. Between 1992 and 2002, Ms. Hart served in various marketing roles at such companies as American Airlines, Pagenet, Arch Communications, and Intel Corp. Ms. Hart has a Bachelor of Arts degree from Auburn University and a Masters of Business Administration degree from Vanderbilt University.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” The following table provides the high and low sales prices for our common stock for fiscal 2010 and fiscal 2009.
Prices of our Common Stock

	High	Low

Fiscal 2010

Fourth Quarter ended February 28, 2010	$1.60	$1.11
Third Quarter ended November 30, 2009	1.65	0.68
Second Quarter ended August 31, 2009	0.90	0.63
First Quarter ended May 31, 2009	1.45	0.42

Fiscal 2009

Fourth Quarter ended February 28, 2009	$1.79	$0.77
Third Quarter ended November 30, 2008	3.69	0.56
Second Quarter ended August 31, 2008	5.25	2.55
First Quarter ended May 31, 2008	7.35	4.34
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
Convertible Notes
On May 6, 2009, the Company and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“Sellers Capital”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from the Company unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12 million. The financing was approved by the Company’s board of directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to us. The Notes were approved by the Company’s shareholders at their 2009 Annual Meeting of Shareholders (the “Annual Meeting”).

The Notes were with interest at a rate of 6% per year and were convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Notes were convertible at Sellers Capital’s option at any time beginning five business days after the Annual Meeting. The Company had the right to require Sellers Capital to convert the Notes when the closing price of the Company’s common stock exceeds $1.00 per share for five successive trading days. In either case, Sellers Capital is restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course.
On September 30, 2009 and October 1, 2009, the Company exercised its right to convert the Notes into common stock because the closing price of its common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of the Company’s common stock were issued in accordance with this conversion, which includes the outstanding Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares.
Holders
On May 10, 2010, we had approximately 2,237 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance our operations and future growth.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part I of this report. The selected financial data has been derived from our consolidated financial statements that have been audited by independent registered public accounting firms and are included in Item 8 of Part I of this report.

	Year Ended February 28 (29),
	2010	2009	2008	2007	2006
	(in thousands, except per share data and ratios)

Operating Results
Revenue	$43,428	$53,893	$61,454	$30,087	$13,041
Total operating expenses	$63,527	$67,903	$43,468	$17,928	$10,468
Income (loss) from operations	$(20,099)	$(14,010)	$17,986	$12,159	$2,573
Net income (loss)	$(19,997)	$(10,022)	$12,309	$7,421	$5,283
Cash flows (used) provided by operations	$(2,804)	$1,517	$17,142	$11,476	$2,130

Common Stock Data
Diluted (loss) income per common share	$(0.54)	$(0.34)	$0.37	$0.24	$0.19
Diluted average shares outstanding	36,841	29,214	33,379	31,047	28,230

Financial Position
Cash, Certificates of Deposits and other investments	$13,647	$5,962	$17,481	$16,811	$4,699
Working capital	$14,909	$7,312	$23,979	$22,684	$7,054
Total assets	$43,751	$53,775	$50,661	$34,886	$22,363
Total debt	$—	$—	$—	$—	$1,350
Shareholders’ equity	$31,648	$38,557	$47,096	$32,900	$19,675
Capital expenditures	$1,790	$11,612	$5,250	$2,357	$1,774

Financial Ratios
Current ratio	3.06	1.52	7.73	12.42	3.62
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

Overview
We have been developing and touring museum quality exhibitions since 1993. Effective October 14, 2004, we began to operate our business through our parent company, Premier Exhibitions, Inc. and our wholly-owned subsidiaries. Previously, we conducted our business through R.M.S. Titanic, Inc., which is now a wholly-owned subsidiary. In 2004, we diversified our exhibitions beyond the Titanic into human anatomy by acquiring licenses that give us rights to produce exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. In 2008, we further expanded the scope of our exhibition offerings to include an exhibition exploring a world without sight entitled “Dialog in the Dark.” In the future, we intend to present additional exhibitions, both related and unrelated to the Titanic and human anatomy.
At the end of January 2009, new management joined the Company. Since then, we have:
•	critically assessed markets and venues,
•	reorganized internally, including a reduction in workforce,
•	adopted a program to effectively analyze venue profitability potential before committing capital,
•	booked a more complete advance calendar of exhibition,
•	improved internal processes to improve efficiency,
•	improved third-party relationships,
•	better aligned our cost structure with revenue,
•	raised $12 million in capital,
•	conserved working capital, and
•	terminated, renegotiated or began renegotiation of unprofitable licensed agreements.
Key Exhibitions
“Titanic: The Artifact Exhibition” and “Titanic Aquatic”
Our wholly-owned subsidiary, R.M.S. Titanic, Inc., operates our Titanic exhibitions, and for fiscal 2010 approximately 39% of our revenue was derived from Titanic exhibitions. R.M.S. Titanic, Inc. is currently the only company permitted by law to recover objects from the wreck of the Titanic. The ocean liner, the Titanic, sank approximately 400 miles off the southern coast of Newfoundland on April 15, 1912. The wreck lies 12,500 feet below the surface of the North Atlantic. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and utilize this data and the artifacts for historical verification, scientific education and public awareness. These activities generate revenue for us via ticket sales, third-party licensing, sponsorship and merchandise sales.

“Bodies...The Exhibition” and “Bodies Revealed”
For fiscal 2010, approximately 56% of our revenue was derived from human anatomy exhibitions. We are presently in possession of multiple human anatomy sets, which are known as “Bodies Revealed,” and “Bodies...The Exhibition.” These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, and offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers, such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, reproductive and digestive systems. The full body specimens are complemented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system.
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio beyond those related to the Titanic and human anatomy when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this safe, yet stimulating exhibition, with the help of their blind or visually impaired guide through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. The intimate dialog, which takes place throughout this one-hour journey often becomes a life-changing event. For fiscal 2010, approximately 5% of our revenue was derived from our “Dialog in the Dark” exhibitions.
Discontinued Exhibitions
Our Body: The Universe Within
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
Star Trek
In 2008, we announced that we entered into an exclusive agreement to present “Star Trek, The Exhibition.” This multi-city touring exhibition contains a collection of authentic Star Trek costumes and props, as well as various ship and set re-creations, from five television series and ten films over the last forty-plus years. During fiscal 2010, we negotiated an early termination of our exclusive agreement and are no longer presenting this exhibition.
Sports Immortals
In 2008, we entered into a license agreement with Sports Immortals, Inc., pursuant to which we acquired an exclusive worldwide license to design, produce, present, promote and conduct multiple “Sports Immortals” exhibitions, using the sports memorabilia collection of the licensor. During fiscal 2010, we terminated our license agreement and are no longer planning to present this exhibition.
Co-Promotion Agreements
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

Summary of Europe Agreement
Under the Europe Agreement, the Company granted to CPI the exclusive right to jointly present along with the Company two “Bodies” exhibitions in two geographic territories in Europe (preferably in Paris and another French market, with the Paris market being exclusive to CPI until both exhibitions licensed under the Agreement had been presented). In consideration, the Company received a $2.0 million payment from CPI (the “License Fee”). CPI was to pay an additional $500 thousand recoupable guarantee for each exhibition upon its opening. Revenue from each “Bodies” exhibition presented under the Europe Agreement would be combined together in one “pot” and allocated to the parties on a cumulative basis, with such revenue being used first to reimburse the parties for their recoupable expenses (including the guarantees). After all recoupable expenses have been paid to the parties, the next $4.0 million of revenue would be split in a percentage ratio favoring CPI, and thereafter the next $1.0 million of revenue would be split equally by the Company and CPI. All remaining revenues would be split in a percentage ratio favoring the Company.
Summary of Original International Agreement
Under the Original International Agreement, Premier granted to Live Nation the exclusive right to jointly present along with the Company twelve “Bodies” exhibitions in twelve geographic territories anywhere in the world (including Europe) except for North America, Buenos Aires, Argentina, Santiago, Chile and Madrid, Spain (the “Exclusive Territory”). In consideration, the Company received a $6.0 million payment from Live Nation. Pursuant to the Original International Agreement, the Company and Live Nation also each had a unilateral right to exercise two options, the first exercisable during September 2008 and the second exercisable during September 2009. Upon exercise, each option would have granted to Live Nation the exclusive right to jointly present twelve additional “Bodies” exhibitions in twelve geographic territories within the Exclusive Territory. Under the Original International Agreement, upon the exercise of each such option, the Company would receive a payment from Live Nation of $6.0 million.
Also under the Original International Agreement, revenue from each “Bodies” exhibition would first be used to reimburse the parties for their recoupable expenses. After all recoupable expenses have been paid to the parties, the next $700 thousand of revenue would be split in a percentage ratio favoring Live Nation. Thereafter, all remaining revenues would be split in a percentage ratio favoring the Company.
Assignment of Europe Agreement and Original International Agreement
In September 2008, Live Nation assigned its rights under the Europe Agreement and Original International Agreement to S2BN, subject to the Company’s consent. The Company provided its consent to such assignment on November 28, 2008.
Summary of First Amendment
The parties to the First Amendment agreed that, in addition to permitting the Company to elect that S2BN co-present certain exhibitions with a third party promoter (provided such third party promoter is willing to commit to certain financial terms and conditions), the first option under the Original International Agreement would be exercised and amended by granting to S2BN an exclusive license to present eight additional “Bodies” exhibitions within the Exclusive Territory for an 18 month period commencing on the date on which the last remaining “Bodies” exhibition under the Original International Agreement is opened to the public (the “First Option”). In connection with the exercise of the First Option, the Company received from S2BN a payment of $4.0 million.
Under the First Amendment, the second option under the Original International Agreement was amended to provide that upon exercise of the second option, S2BN would be granted an additional exclusive license to present an additional eight “Bodies” exhibitions in the Exclusive Territory for an 18 month period commencing after the expiration of the term of the license granted pursuant to the First Option (the “Second Option”). If the Second Option is exercised, S2BN would be required to pay the Company $4.0 million. While the Second Option was amended to only be exercised during November, 2009, that exercise date was further extended under the September 2009 S2BN Amendment described below.
In addition, the First Amendment provides that S2BN and the Company each have the unilateral right to exercise a third option that would grant to S2BN an additional exclusive license to present an additional eight “Bodies” exhibitions in the Exclusive Territory for an 18 month period commencing after the expiration of the term of the license granted pursuant to the Second Option (the “Third Option”). If the Third Option is exercised, then S2BN must pay the Company $4.0 million. While the Third Option was amended to only be exercised during November, 2010, that exercise date was further extended under the September 2009 S2BN Amendment described below.

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
Summary of Europe Amendment
The parties to the Europe Amendment agreed that instead of the two exhibitions originally contemplated under the Europe Agreement to be presented in France or elsewhere in Europe, S2BN would instead be entitled to co-present with the Company a single exhibition in Chicago, Illinois or another city in the United States to be designated in writing by S2BN or JAM on or before May 1, 2009 (the “U.S. City”). In the event that S2BN failed to open the U.S. City exhibition by March 31, 2010, then its right to present such exhibition would be forfeited. The Company would, in any case, be entitled to retain the $2.0 million License Fee already paid under the Europe Agreement.
Under the Europe Amendment, revenues from the U.S. City exhibition would first be used to reimburse the parties for their recoupable expenses. After all recoupable expenses have been paid to the parties, the Company would be reimbursed for its actual costs for the specimens utilized in the exhibition. The next $1.4 million of revenue would be split in a percentage ratio favoring S2BN. Thereafter, all remaining revenues would be split in a percentage ratio favoring the Company. The U.S. City designated by S2BN and JAM was Minneapolis, where the parties co-presented an exhibition that opened in August, 2009 and has since closed, thereby fulfilling that obligation of the Company under the Europe Amendment.
S2BN shall retain a right under the Europe Agreement to present two exhibitions in Europe, provided that it shall pay the Company an additional $500 thousand non-refundable License Fee (upon opening) for each exhibition. These two exhibitions will be settled separately (i.e., not cumulated in one “pot”), and the allocation of revenue for these exhibitions will be treated as are exhibition revenues under the Original International Agreement.
The Europe Amendment also further amended the Second Option under the First Amendment to the Original International Agreement to reflect that the consideration payable by S2BN upon the exercise of such Second Option will be a payment of $3.0 million (rather than the $4.0 million previously provided for under the First Amendment).
Under the Europe Amendment, the parties agreed to in good faith negotiate a comprehensive framework for identifying and evaluating and selecting new markets in the Exclusive Territory under the Original International Agreement and a more effective operating structure that allows for more involvement and oversight by the Company, and to provide for greater process accountability and integrity and improved procedures and protocol for international shipping processes and procedures.
JAM Settlement
Premier and JAM Exhibitions, Ltd, in a related recent development, settled with JAM Exhibitions, Ltd. litigation initiated in July, 2009 by us in New York, in a manner that results in our terminating our business ties with JAM, obtaining full ownership and operating rights to “Bodies...The Exhibition” in New York City, among the Company’s most lucrative exhibitions to date, and retaining 100% of the net revenues derived from the operation of that property.
September 2009 S2BN Amendment
On September 25, 2009, the Company finalized new terms in our exhibition co-promotion agreement with S2BN (the “September 2009 S2BN Amendment”), which generally provides:
•	We obtain sole possession of and operating rights to the New York Bodies exhibition, and retain 100% of the revenue and profits from that exhibition.
•	We have rights to present between five and fifteen human anatomy exhibitions in the European, Asian and other territories previously reserved exclusively for JAM and S2BN.
•
The remaining two options for S2BN to jointly present additional exhibitions with us are exercisable at the unilateral discretion of S2BN, and the moneys owed by S2BN for the exercise of any such options will be allocated and paid in enumerated installments as the applicable exhibitions occur.

•	S2BN has an additional six months, until May 31, 2010 and May 31, 2011, respectively, to exercise each of its remaining two options.
•
If S2BN elects not to proceed with any option, we will be free to expand upon its existing international presentation rights, and to jointly present exhibitions worldwide with the numerous other third-party international promoters with whom we already have successful working relationships in connection with its other properties.

Results of Operations
An analysis of our consolidated statements of operations for fiscal 2010, fiscal 2009, and fiscal 2008, with percent changes for 2010 vs. 2009 and 2009 vs. 2008 follows:

	Analysis of Consolidated Statements of Operations
				Percent Change
				2010	2009
				vs.	vs.
	2010	2009	2008	2009	2008
	(In thousands except percentages and per share data)

Revenue	$43,428	$53,893	$61,454	(19.4)%	(12.3)%
Cost of revenue (exclusive of depreciation and amortization)	24,070	31,241	20,933	(23.0)	49.2

Gross profit	19,358	22,652	40,521	(14.5)	(44.1)

Gross profit as a percent of revenue	44.6%	42.0%	65.9%

Operating expenses	39,457	36,662	22,535	7.6	62.7

(Loss) income from operations	(20,099)	(14,010)	17,986	43.5	(177.9)

Other income and expenses	(250)	182	983	(237.4)	(81.5)

(Loss) income before income tax	(20,349)	(13,828)	18,969	47.2	(172.9)

Benefit from (provision for) income taxes	352	3,806	(6,660)	(90.8)	157.1

Effective tax rate	1.8%	27.5%	35.1%

Net (loss) income	$(19,997)	$(10,022)	$12,309	99.5%	(181.4)%

Net income per share
Basic net (loss) income per share	$(0.54)	$(0.34)	$0.42

Diluted net (loss) income per share	$(0.54)	$(0.34)	$0.37

Revenue
Revenue decreased by $10.4 million or 19.4% in fiscal 2010 compared to fiscal 2009 and decreased by $7.6 million or 12.3% in fiscal 2009 compared to fiscal 2008. The following table illustrates revenue for fiscal 2010, fiscal 2009, and fiscal 2008.

	Revenue in thousands
	2010	2009	2008
Exhibition Revenue
Admissions revenue	$33,881	$37,210	$45,129
Non-refundable license fees for current exhibitions	5,903	4,806	5,329

Subtotal — Current period	39,784	42,072	50,547
Non-refundable license fees for future exhibitions	—	4,706	8,773

Total Exibition revenue	39,784	46,722	59,231
Merchandise and Other	3,644	7,171	2,223

Total Revenue	$43,428	$53,893	$61,454

Key Non-financial Measurements
Number of venues presented	40	53	42
Operating days	6,035	6,762	5,147
Attendance	4,125,093	5,016,648	5,560,778
Average attendance per operating day	684	742	1,080
Fiscal 2010 as Compared to Fiscal 2009
The decrease in exhibition revenue is due to the decreases in both non-refundable license fees for future exhibitions and admission revenue. In fiscal 2009, we recognized $4.7 million in connection with granting exclusive rights to co-present eight human anatomy exhibitions in limited geographic territories in the future. During fiscal 2010, we made amendments to certain of these license agreements, and consequently, will no longer recognize license fees when the license agreement is executed, but instead recognize over the duration of the applicable venue. As of February 28, 2010, nine Bodies shows licensed and accounted for this way have not yet been presented. Also contributing to the decline is the decrease in operating days and lower attendance. We presented 40 exhibitions in fiscal 2010 compared to 53 exhibitions in fiscal 2009, resulting in total days of operations of 6,035 compared to 6,762 which reflects an intentional departure from certain touring exhibitions that were not profitable. Additionally, we implemented a process of evaluating each market prior to committing to any particular venue in order to improve overall exhibition profitability. During 2010, this process required additional time as opposed to quickly entering new markets unprepared. The assessment time resulted in fewer days open in some venues. Overall attendance decreased by 892 thousand to 4.1 million. Our Titanic exhibitions attendance increased by 437 thousand, while our Bodies exhibitions attendance decreased 1.4 million. Revenue from Titanic and Bodies was 39.0% and 55.9% of exhibition revenue, respectively. Average attendance per operating day decreased from 742 to 684, 8.4% or 58 tickets per show, per day open. This reflects the fact that general domestic and international economic conditions had a negative impact on attendance resulting in a reduction in our exhibitions revenue.
The $3.5 million decrease in merchandise and other revenue is primarily attributable to our disposition in fiscal 2009 of a full service entertainment merchandising company that was not consistent with our business strategy. This business was primarily engaged in the production and sale of live entertainment apparel, primarily concert tee shirts, and required ongoing capital commitments while producing very low operating margins. Revenue during fiscal 2009 attributable to the full service entertainment merchandising business was $4.5 million.
Fiscal 2009 as Compared to Fiscal 2008
The decrease in revenue was primarily attributable to a decrease in exhibition revenue of $12.5 million or 21.1%. We incurred a decrease in revenue from our human anatomy exhibitions due to a decrease in attendance as the initial public fascination with the bodies content waned and controversy created by the New York Attorney General surrounding the origins of the specimens spread. This also lead to the loss of the museum channel as distribution partner, harming overall attendance for Bodies. Although we added an operating Titanic venue, our exhibition revenue from our Titanic exhibits decreased due to lower attendance at the exhibits. Non refundable license fees for future exhibitions was $4.7 in fiscal 2009 compared to $8.8 million in fiscal 2008 reflecting a $4.1 million decrease due in part to $2 million non-refundable license fees that we received as part of a contract amendment during fiscal 2008. During fiscal 2009, our Titanic exhibitions contributed approximately 20% of our exhibition revenue and our Bodies exhibitions contributed approximately 67% of our exhibition revenue.

Merchandise and other revenue increased by $5 million or 225% which is attributable to our purchase in fiscal 2009 of a full service entertainment merchandising company. Revenue during fiscal 2009 attributable to the full service entertainment merchandising business was $4.5 million.
Cost of Revenue
Cost of revenue as a percent of revenue was 55.4%, 58.0% and 34.1% for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

	Cost of Revenue
	(in thousands, except percentages)
				Percent Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Exhibition costs

Production	$3,304	$7,053	$3,924	(53.2)%	79.7%
Operating Expenses	15,359	15,401	10,830	(0.3)	42.2
Marketing	4,179	5,952	5,703	(29.8)	4.4

	22,842	28,406	20,457	(19.6)	38.9%

Exhibition expense as percent of exhibition revenue	57.4%	60.8%	34.5%

Cost of merchandise	1,228	2,835	476	(56.7)%	*

Cost of merchandise as percent of merchandise revenue	33.7%	39.5%	21.4%

Total	$24,070	$31,241	$20,933	(23.0)%	49.2%

Percent of total revenue	55.4%	58.0%	34.1%

*	Not significant
Fiscal 2010 as Compared to Fiscal 2009
We operated more self-run exhibitions during fiscal 2010 than fiscal 2009, where we incurred all costs compared to only minor costs for co-produced or third party license exhibitions operated by partners; however, we were more efficient in controlling costs resulting in a reduction of $5.6 million or 19.7% in exhibition cost of revenue.
Our cost of merchandise as a percent of revenue decreased to 33.7%, which is primarily attributable to implementing internal systems to control the distribution of our merchandise inventory.
Fiscal 2009 as Compared to Fiscal 2008
Exhibition costs as a percentage of exhibition revenues were 60.8% and 34.5% for fiscal 2009 and fiscal 2008, respectively. We had an increase of $7.9 million or 38.9% in exhibition costs during fiscal 2009 primarily as a result of an increase in the number of our anatomical exhibits for which we incur rental costs for exhibitions that we present independently of partners. Also, the addition of operating Dialog in the Dark and Star Trek exhibitions along with the movement of our Las Vegas Bodies and Titanic exhibitions from the Tropicana to the Luxor during the twelve month period contributed to the exhibition costs increase. We presented 53 exhibitions in fiscal 2009 compared to 42 exhibitions in fiscal 2008.

Cost of merchandise sold increased by $2.4 million which is primarily attributable to our purchase and disposition in fiscal 2009 of a full service entertainment merchandising company that was not consistent with our business strategy. That type of business required ongoing capital commitments and achieved very low operating margins.
Gross Profit
Gross profit decreased $3.3 million or 14.5% in fiscal 2010 compared to fiscal 2009 and decreased by $17.9 million or 44.1% in fiscal 2009 compared to fiscal 2008.
Fiscal 2010 as Compared to Fiscal 2009
Gross profit as percent of revenue was 44.6% for fiscal 2010 compared to 42.0% for fiscal 2009, an increase of 2.6%. This improvement was primarily due to controls implemented during fiscal 2010 to better analyze new markets before entering a venue.
Fiscal 2009 as Compared to Fiscal 2008
Gross profit as a percent of revenue was 42.0% for fiscal 2009 compared to 65.9% for fiscal 2008, a decrease of 36.3%. This decrease in the gross profit percentage was principally attributable to the decrease in exhibition revenue and increases in the number of self-run anatomical exhibitions we presented during fiscal 2009. When we present our own anatomical exhibitions without third-party participation, we incur all related exhibition costs and retain all of the gross profits, which reduce our gross margin percentage. However, under our co-managed exhibitions, our partners incur the majority of the related exhibition costs and remit our share of the exhibition profit to us.
Operating Expenses
Operating expense increased by 7.6% in fiscal 2010 compared to fiscal 2009 and increased by 62.7% in fiscal 2009 compared to fiscal 2008. The following table illustrates operating expenses and percentage changes for fiscal 2010 vs. fiscal 2009 and fiscal 2009 vs. fiscal 2008:

	Operating expenses
	(in thousands, except percentage and per share data)
				Percent Change
				2010	2009
				vs.	vs.
	2010	2009	2008	2009	2008

General and administrative	$24,636	$27,926	$19,626	(14.5)%	42.3%
Depreciation and amortization	6,012	4,941	2,911	21.7	69.7
Net (gain) loss on disposal of assets	(54)	2,132	(2)	*	—
Impairment of intangibles	4,512	1,663	—	171.3	—
Lease abandonment	4,351	—	—	*	—

Total	$39,457	$36,662	$22,535	7.6%	62.7%

*	Not significant
General and administrative
Fiscal 2010 as Compared to Fiscal 2009
General and administrative expense decreased by $3.2 million due primarily to the reduction in work-force in late fiscal 2009 through early fiscal 2010, employees that were part of our former full service entertainment merchandising business during fiscal 2009 and higher stock based compensation expense in fiscal 2009 from additional expense related to accelerated vesting from a terminated executive. These decreases were partially offset by $1.0 million in charges related to forgiveness of amounts owed by one of our independent promoters as part of a contract amendment, $1.1 million of license amortization for specimens in storage and $1.6 million in additional litigation expense.

Fiscal 2009 as Compared to Fiscal 2008
Our general and administrative expenses increased by $8.3 million or 42.3%. Starting in August 2008, we restructured our senior management team resulting in the resignations and terminations of certain officers and directors. We charged to expense $1.9 million in connection with these resignations and terminations. Additionally, due to the forfeitures of stock options and restricted stock and acceleration of certain stock options, we recorded a net reversal of $2.6 million in stock compensation. We recorded $4.6 million in stock-based compensation expense in fiscal 2008 for some of the same officers and directors who resigned or were terminated in fiscal 2008.
We also incurred higher professional fees of approximately $3.6 million for internal control testing, consulting costs related to various projects as well as higher legal costs for various matters. We incurred approximately $298 thousand associated with a royalty settlement with the wife of a former Chairman of the Board of Directors, President and Chief Executive Officer and we also increased our bad debt allowance by approximately $815 thousand. In addition, general and administrative expenses increased due to additional personnel necessary to organize, administer, and manage an increased number of exhibitions.
Depreciation and Amortization
Fiscal 2010 as Compared to Fiscal 2009
Our depreciation and amortization expenses increased by $1.1 million or 21.7% primarily attributable to additions at our Luxor exhibitions that were depreciated for a full year in fiscal 2010 compared to only a partial year in fiscal 2009.
Fiscal 2009 as Compared to Fiscal 2008
Our depreciation and amortization expenses increased $2.0 million or 69.7%. Depreciation expense increased by $1.3 million which primarily reflects additional investments we made in fixed assets for our exhibitions, primarily consisting of exhibitry and leasehold improvements at the Luxor. In addition, amortization expense associated with amortization of exhibition licenses increased by $714 thousand that was primarily attributable to additional specimens, Dialog in the Dark and Star Trek licenses.
Net Gain or Loss From Disposition of Assets
Fiscal 2010 as Compared to Fiscal 2009
We incurred a gain of $54 thousand.
Fiscal 2009 as Compared to Fiscal 2008
We recorded a loss of $2.1 million from the sale of certain assets of full service entertainment merchandising business that was not consistent with our business strategy.
Impairment on Intangibles
Fiscal 2010 as Compared to Fiscal 2009
In the first quarter of fiscal 2010, we assessed the amount of human anatomical displays we have to exhibit and compared that amount to the estimated addressable market for such exhibitions. In our judgment, we have an excess capacity of human anatomical displays. Consequently, we entered into an agreement to terminate a License Agreement which reduced the amount of capacity by returning certain specimens. Since the unamortized cost of the specimens had no future estimated cash flows associated with them, we recorded an impairment charge of $1.9 million in the first quarter of fiscal 2010 to reduce the carrying value of the finite lived intangibles related to those specimens to zero. The related goodwill that was derived with the original acquisition of those specimen sets was reduced to zero resulting in an additional $2.6 million impairment charge.
Fiscal 2009 as Compared to Fiscal 2008
We recorded an impairment of our intangible assets in the amount of $1.6 million in connection with our decision to terminate the Sports Immortals exhibition.

Lease Abandonment
Fiscal 2010 as Compared to Fiscal 2009
In 2008, we entered into a lease for exhibition space with Rampart, Inc., the owner and operator of the Luxor Hotel and Casino. Our initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, we opened two of three exhibitions. There were deficiencies with the third exhibition which, in our judgment, prevented us from proceeding with the original plan. During the fourth quarter of fiscal 2010, we decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, we recorded lease abandonment expense of $4.4 million based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent.
Loss/Income From Operations
Loss from operations increased by $6.1 million in fiscal 2010 compared to fiscal 2009. Loss from operations was $14.0 million in fiscal 2009 compared to an income from operations of $18.0 million in fiscal 2008.
Other Income and Expense
Fiscal 2010 compared to Fiscal 2009
We earned $41 thousand in interest income in fiscal 2010 as compared to $245 thousand in fiscal 2009. Our interest expense was $296 thousand in fiscal 2010 compared to $169 in fiscal 2009. We have not had any debt since May 2009.
Fiscal 2009 as Compared to Fiscal 2008
Interest income was $728 thousand less in fiscal 2009 than fiscal 2008. Although we incurred $169 thousand in interest expense in fiscal 2009, we did not incur interest expense in fiscal 2008.
Net Loss/Income
Fiscal 2010 as Compared to Fiscal 2009
Our net loss before benefit from income taxes increased by $6.5 million. We had a tax benefit of $352 thousand and $3.8 million for fiscal 2010 and fiscal 2009, with an effective tax rate of 1.8% in fiscal 2010. Differences between this effective rate and the statutory tax rate are due to changes in our deferred tax valuation allowance. Our net loss increased by $10.0 million.
Fiscal 2009 as Compared to Fiscal 2008
We incurred a net loss before benefit from income tax of $13.8 million in fiscal 2009 compared to a net income before provision for income taxes of $19.0 in fiscal 2008. We recorded a benefit from income taxes of $3.8 million in fiscal 2009 as compared to a provision for income taxes of $6.7 million in fiscal 2008. Our effective tax rate was 24.2% and 35.1% for fiscal 2009 and fiscal 2008, respectively. Our net loss for fiscal 2009 was $10.0 million compared to a net income of $12.3 million in fiscal 2008.
Net income (loss) per share
Fiscal 2010 as Compared to Fiscal 2009
Basic and fully diluted loss per common share for fiscal 2010 and fiscal 2009 was $(0.54) and $(0.34), respectively. The basic and fully diluted weighted average shares outstanding for each of fiscal 2010 and fiscal 2009 was 36,841,296 and 29,213,768, respectively.
Fiscal 2009 as Compared to Fiscal 2008
Basic and fully diluted loss per common share for fiscal 2009 was $(0.34) compared to a basic and fully diluted income per common share in fiscal 2008 of $0.42 and $0.37 per common share, respectively. The basic and fully diluted weighted average shares outstanding for fiscal 2009 was 29,213,768 compared to basic and fully diluted income per share in fiscal 2008 of 29,653,994 and 33,379,462, respectively.

Liquidity and Capital Resources
Cash flows from operating activities
Net cash used by operating activities was $2.9 million for fiscal 2010, as compared to net cash provided by operating activities of $1.8 million for fiscal 2009. This decrease in operating cash flows for fiscal 2010 as compared to operating cash flows for fiscal 2009 is primarily attributable to our loss from operations.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for fiscal 2010 and fiscal 2009:

	As of February 28,
	2010	2009
Working capital (in thousands)	$14,909	$7,312
Current ratio	3.06	1.52
Our net working capital increased by $7.6 million as of February 28, 2010. This increase is primarily attributable to $12 million in proceeds from convertible notes offset by working capital used in our net loss during fiscal 2010.
Cash flows from investing activities
For fiscal 2010, we used $3.8 million in investing activities compared to $13.5 million for fiscal 2009. This decrease in cash used in investing activities is primarily attributable to capital expenditures and purchase of certificates of deposit of $1.7 million and $2.0 million, respectively.
Cash flows from financing activities
For fiscal 2010, cash provided by financing activities was $12.3 million compared to $116 thousand used in financing activities for fiscal 2009. In fiscal 2010, we received $12 million proceeds from convertible notes. Our shareholders’ equity was $31.7 million at February 28, 2010, as compared with $38.6 million at February 28, 2009.
On September 26, 2008, we entered into an amended Loan Agreement (the “Loan Agreement”) with Bank of America, N.A (the “Bank”) that provided us with a $10 million revolving line of credit. At the Company’s request, such credit limit could be increased up to $25 million, provided that the Bank consented to such increase. The maximum we had outstanding at any point during fiscal 2010 and fiscal 2009 from the revolving line of credit was $1.8 million and $4 million, respectively, with no outstanding balance as of February 28, 2010 and February 28, 2009.
On May 6, 2009, we and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“Sellers Capital”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from us unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12 million. The financing was approved by our Board of Directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to us. The Notes were approved by our shareholders at their 2009 Annual Meeting of Shareholders (the “Annual Meeting”).
The Notes would bear interest at a rate of 6% per year and would be convertible into shares of our common stock at a conversion price of $0.75 per share. The Notes would be convertible at Sellers Capital’s option at any time beginning five business days after the Annual Meeting. We had the right to require Sellers Capital to convert the Notes when the closing price of our common stock exceeded $1.00 per share for five successive trading days. In either case, Sellers Capital would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes were due in three years from the issue date, if not prepaid or converted prior to such date.
The notes were entered into in May and June, 2009. From the notes proceeds, $1.8 million was used to pay off the Loan Agreement with the Bank. The Company no longer has the Loan Agreement with the Bank.

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
Contractual Obligations
We have a non-cancelable operating lease for the rental of some of our specimens used in our exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend.
We have non-cancelable operating leases for office space. The leases are subject to escalation for our pro rata share of increases in real estate taxes and operating costs. During its fiscal year ended February 28, 2005 (“fiscal 2005”), we entered into non-cancelable operating lease for warehouse space through December 31, 2010 at an annual rate of $90 thousand.
We entered into a sixth amendment to the lease for our principal executive offices to the rental period of October 1, 2009 through February 29, 2012. The total leased space is 16,790 square feet at monthly rental that varies during the rental period with an average monthly rate of $22 thousand.
On March 12, 2008, we entered into a lease agreement with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino. The lease term is for ten years with two five year conditional renewal options. The minimum annual rent for the first three years is $3.4 million, payable in equal installments, and $3.6 million a year thereafter.
On July 2, 2008, we entered into a lease agreement with Atlantic Town Center. The lease term is for three years with four one-month renewal options. The minimum annual rent for the first, second and third year is $446 thousand, $468 thousand and $512 thousand, respectively, payable in equal monthly installments.
The following table illustrates our contractual obligations and commitments as of February 28, 2010, assuming we do not exercise any of our options to extend (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen fixed rentals	$6,250	$4,750	$1,500	$—	$—
Real estate operating leases	34,524	5,320	13,304	10,800	5,100
Equipment leases	57	22	35	—	—

Total	$40,831	$10,092	$14,839	$10,800	$5,100

Off-Balance Sheet Arrangements
We have no off-balance sheet financial arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. We have identified our critical accounting policies as revenue recognition and income taxes and believe they are adequately described in Footnote 2. Summary of Significant Accounting Policies in PART II, ITEM 8. Financial Statements and Supplementary Data.

Recent Accounting Pronouncements
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Effective March 1, 2009, the Company adopted this accounting guidance which did not have an impact on our consolidated financial statements.
In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Effective March 1, 2009, the Company adopted this guidance which did not have an impact on our consolidated financial statements.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We currently do not have any long-term debt. Interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For fiscal 2010, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
Foreign Currency Risk
We conduct a significant portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar and foreign currencies of the countries in which we are conducting business. If the value of the U.S. dollar increases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During fiscal 2010, we derived approximately $4.1 million, or 9%, of our net revenue from exhibitions located outside of the U.S. During fiscal 2010, we earned income of $18 thousand from foreign currency translation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Premier Exhibitions, Inc.:
We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 28, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended February 28, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2010 and 2009 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2010 expressed an unqualified opinion thereon.
/s/ Cherry, Bekaert & Holland L.L.P.
Cherry, Bekaert & Holland L.L.P.
Atlanta, Georgia
May 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Premier Exhibitions, Inc.:
We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows of Premier Exhibitions, Inc. and subsidiaries (the “Company”) for the year ended February 29, 2008. We also have audited the Company’s internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and Subsidiaries as of February 29, 2008, and the results of their operations and their cash flows for the year in the ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Kempisty & Company CPAs, P.C.
Kempisty & Company
Certified Public Accountants, P. C.
New York, New York
May 7, 2008

Premier Exhibitions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	February 28,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$10,339	$4,685
Certificates of deposit	3,308	1,277
Accounts receivable, net of allowance for doubtful accounts of $697 and $1,193, respectively	2,613	5,071
Merchandise inventory, net of reserve of $281 and $143, respectively	845	431
Income taxes receivable	3,161	3,806
Deferred income taxes	—	1,408
Prepaid expenses and other current assets	1,866	4,686

Total current assets	22,132	21,364

Artifacts owned, at cost	3,048	3,081
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $11,454 and $7,503, respectively	13,545	15,706
Exhibition licenses, net of accumulated amortization of $4,979 and $4,646, respectively	3,269	7,225
Goodwill, net	—	2,567
Deferred income taxes	927	2,685
Other assets	829	1,146

Total Assets	$43,751	$53,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,518	$11,712
Deferred revenue	1,705	2,340

Total current liabilities	7,223	14,052

Long-Term liabilities:
Lease abandonment	3,666	—
Income taxes payable	1,214	1,166

Total long-term liabilities	4,880	1,166

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,804,742 and 31,547,897 shares, respectively; outstanding 46,738,293 and 30,481,448 shares, respectively	5	3
Additional paid-in capital	57,759	44,691
(Accumulated deficit) retained earnings	(18,613)	1,384
Accumulated other comprehensive loss	(313)	(331)
Less treasury stock, at cost; 1,066,449 shares	(7,190)	(7,190)

Total shareholders’ equity	31,648	38,557

Total liabilities and shareholders’ equity	$43,751	$53,775

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended February 28 (29),
	2010	2009	2008
Revenue:
Exhibition revenue	$39,784	$46,722	$59,231
Merchandise and other	3,644	7,171	2,223

Total revenue	43,428	53,893	61,454

Cost of revenue:
Exhibition costs	22,842	28,406	20,457
Cost of merchandise sold	1,228	2,835	476
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	24,070	31,241	20,933

Gross profit	19,358	22,652	40,521

Operating expenses:
General and administrative	24,636	27,926	19,626
Depreciation and amortization	6,012	4,941	2,911
Net (gain) loss on disposal of assets	(54)	2,132	(2)
Impairment of intangibles	4,512	1,663	—
Lease abandonment	4,351	—	—

Total operating expenses	39,457	36,662	22,535

(Loss) income from operations	(20,099)	(14,010)	17,986

Other income and (expenses)	(250)	182	983

(Loss) income before income taxes	(20,349)	(13,828)	18,969

Benefit from (provision for) income taxes	352	3,806	(6,660)

Net (loss) income	$(19,997)	$(10,022)	$12,309

Net (loss) income per share:
Basic (loss) income per common share	$(0.54)	$(0.34)	$0.42

Diluted (loss) income per common share	$(0.54)	$(0.34)	$0.37

Shares used in basic per share calculations	36,841,296	29,213,768	29,653,994

Shares used in diluted per share calculations	36,841,296	29,213,768	33,379,462

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended February 28 (29),
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(19,997)	$(10,022)	$12,309

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,013	4,850	2,911
Impairment of intangibles	4,512	1,663	—
Lease abandonment	4,351	—	—
Stock based compensation	451	1,428	4,671
Allowance for doubtful accounts	(496)	815	126
Common stock issued for accrued interest	247	—	—
Excess tax benefit on the exercise of employee stock options	(61)	140	(1,440)
Net (gain) loss on disposal of assets	(54)	2,132	(2)
Common stock issued for settlement of lawsuit	50	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,000	(2,281)	(666)
Decrease (increase) in merchandise inventory, net of reserve	(414)	(899)	—
Decrease (increase) in deferred income taxes	3,273	(1,693)	(1,422)
Decrease (increase) in prepaid expenses and other assets	3,076	337	(1,639)
Decrease (increase) in income taxes receivable	645	(3,791)	—
(Increase) increase in deferred revenue	(635)	1,385	(562)
(Decrease (increase) in accounts payable and accrued liabilities	(6,826)	7,686	2,116
Increase in income taxes payable	—	—	740

Total adjustments	17,132	11,772	4,833

Net cash (used) provided by operating activities	(2,865)	1,750	17,142

Cash flows from investing activities:
Proceeds from Carpathia receivable	—	2,500	—
Purchases of property and equipment	(1,790)	(11,612)	(5,250)
Purchase of exhibition licenses	—	(1,886)	(2,906)
Acquisitions, net of cash received	—	(2,101)	(5,000)
Purchase of subrogation rights	—	—	(250)
Unrealized gain or loss on certificate deposit	—	—	(55)
Net increase in marketable securities	—	(222)	—
Purchase of certificates of deposit	(2,031)	—	(1,000)
Proceeds from disposal of assets	—	400	—
Note receivable	—	(625)	—

Net cash used in investing activities	(3,821)	(13,546)	(14,461)

Cash flows from financing activities:
Proceeds from convertible notes	12,000	—	—
Proceeds from revolving line of credit	—	9,833	—
Payments on revolving line of credit	—	(9,833)	—
Company stock repurchase	—	—	(6,777)
Proceeds from option and warrant exercises	261	256	2,412
Excess tax benefit on the exercise of employee stock options	61	(140)	1,440

Net cash provided by financing activities	12,322	116	(2,925)

Effects of exchange rate changes on cash and cash equivalents	18	(61)	(141)

Net increase (decrease) in cash and cash equivalents	5,654	(11,741)	(385)
Cash and cash equivalents at beginning of year	4,685	16,426	16,811

Cash and cash equivalents at end of year	$10,339	$4,685	$16,426

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49	$—	$—

Cash paid during the period for taxes	$138	$1,529	$7,252

Supplemental disclosure of non-cash operating activities:
Non-cash withholding taxes receivable	$—	$2,189	$—

Non-cash withholding taxes payable	$—	$(2,189)	$—

Uncertain tax position	$1,214	$1,166	$—

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$14	$—	$90

Unrealized gain or loss on certificate of deposit	$—	$—	$(55)

Note receivable	$—	$(625)	$—

Conversion of convertible notes to common stock	$12,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
Years Ended February 29, 2008, February 28, 2009 and February 28, 2010
(in thousands except for number of shares)

					(Accumulated	Accumulated
	Common Stock		Common	Additional	Deficit)/	Other	Treasury
	Number of		Stock	Paid-In	Retained	Comprehensive	Stock, at	Stockholders’
	Shares	Amount	Payable	Capital	Earnings	Loss	Cost	Equity

Balance, February 28, 2007	29,004,318	$3	$90	$34,252	$(903)	$(129)	$(413)	$32,900

Common stock issued for exercise of warrants	862,241	—	(90)	2,184	—	—	—	2,094

Common stock issued for exercise of options	300,055	—	—	600	—	—	—	600

Purchase of Company Stock	(1,066,449)		—	—			(6,777)	(6,777)

Excess tax benefit on stock options	—	—	—	1,440	—	—	—	1,440

Stock compensation costs	—	—	—	4,671	—	—	—	4,671

Net income	—	—	—	—	12,309	—	—	12,309

Other comprehensive income/(loss):

Foreign currency translation loss	—		—	—		(151)		(151)

Unrealized gain on marketable securities	—	—	—	—	—	10	—	10

Total comprehensive income:								12,168

Balance, February 29, 2008	29,100,165	3,000	—	43,147	11,406	(270)	(7,190)	$47,096

Common stock issued for exercise of warrants	50,000	—	—	50	—	—	—	50

Common stock issued for exercise of options	158,167	—	—	206	—	—	—	206

Issuance of Restricted Stock	106,667	—		842	—	—		842

Excess tax benefit on stock options	—	—	—	(140)	—	—	—	(140)

Stock compensation costs	—	—	—	586	—	—	—	586

Net loss	—	—	—	—	(10,022)	—	—	(10,022)

Other comprehensive loss:

Foreign currency translation loss	—	—	—	—	—	(61)	—	(61)

Total comprehensive loss:								(10,083)

Balance, February 28, 2009	29,414,999	3	—	44,691	1,384	(331)	(7,190)	$38,557

Common stock issued for exercise of options	705,633	—	—	261	—	—	—	261

Issuance of Restricted Stock	218,685	—	—	137	—	—	—	137

Common stock issued for the conversion of notes payable and accrued interest	16,328,976	2		12,245				12,247

Common stock issued for lawsuit settlement	70,000	—		50				50

Excess tax benefit on stock options	—	—	—	61	—	—	—	61

Stock compensation costs	—	—	—	314	—	—	—	314

Net loss	—	—	—	—	(19,997)	—	—	(19,997)

Other comprehensive loss:

Foreign currency translation income	—	—	—	—	—	18	—	18

Total comprehensive loss:								(19,979)

Balance, February 28, 2010	46,738,293	$5	$—	$57,759	$(18,613)	$(313)	$(7,190)	$31,648

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 1. Background and Basis of Presentation
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment in 1991, we have developed, deployed and operated exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Our exhibitions regularly tour outside the United States (“U.S.”). Approximately 9%, 17%, and 21% of our revenues for the years ending February 28, 2010 (“fiscal 2010”), February 28, 2009 (“fiscal 2009”), and February 29, 2008 (“fiscal 2008”), respectively, resulted from exhibition activities outside the U.S. The exhibition activities outside the U.S. represent 29% and 36% of our total attendance for fiscal 2010 and fiscal 2009, respectively. Because our financial arrangements with our foreign vendors have historically been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
When we use the terms the “Company,” “we,” “us,” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.
Note 2. Summary of Significant Accounting Policies
The Company has identified the policies below as significant to the business operations and the understanding of the results of operations. In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial conditions in preparation of the consolidated financial statements in conformity with U.S. GAAP.
(a) Revenue Recognition
When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting.
Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered item has value to the customer on a stand-alone basis; b) there is objective and reliable evidence of the fair value of the undelivered items; and c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by us. In regards to arrangements containing multiple performance elements, revenue recognition on delivered elements is predicated upon the establishment of objective evidence of the fair value for the undelivered elements and applying the residual method.
Deferred revenue includes payments or billings recorded prior to performance and amounts received under multiple element arrangements in which the fair value for the undelivered elements does not exist. In these instances, revenue is recognized when the fair value for the undelivered elements is established or when all contractual elements have been completed and delivered.

During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement. Although these modifications had no impact on revenue recognized in this fiscal year or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements in such a way that for certain arrangements we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter modification had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.
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
Exhibition Revenue is primarily comprised of the following: Admissions, Licensing, and Audio Tour Revenue.
Admissions Revenue
Admissions revenue includes ticket sales from the Company’s self run exhibitions and partner gross profit distribution.
Revenue from the self run exhibitions is derived from ticket sales at venues operated solely by the Company. The revenue is recorded upon the customer’s ticket purchase. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.
Partner gross profit distribution represents the Company’s share of gross profit from partner run exhibitions. Exhibition gross profit is generally calculated as net ticket sales and other ancillary revenue less exhibition expenses as stated in the exhibition agreement. The Company’s share or percentage is defined in the exhibition agreement and recognized over the duration of the exhibition. Independent partners provide the Company with box office information, operational expenses, marketing costs, and other exhibition expenses. The Company utilizes this information to determine the amount of revenue to recognize by applying the contractual provisions included in the exhibition agreement. The amount of revenue recognized for the period depends on timing, accuracy and completeness of information received from independent partners.
Licensing Revenue
The Company also recognizes revenue from licensing to independent partners to co-produce, display and promote our exhibitions. The Company recognizes this license fee ratably over the duration of the exhibition.

Audio Tour Revenue
Revenue derived from equipping and operating an audio tour is recognized upon customer purchase.
(ii) Merchandise and Other Revenue
Merchandise revenue includes self run and the Company’s share of independent partner merchandise gross profit. Revenues from the Company’s self-run exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.
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
(c) Certificates of Deposit
Certificates of deposit (the “Certificates”) are carried at cost plus accrued interest and mature at various dates from August 10, 2010 through August 30, 2011. The Certificates are issued by a bank that exceeds federally insured limits. The Company has not experienced any losses in these Certificates and performs periodic evaluation of the relative credit standings of the bank.
(d) Accounts Receivable
Accounts receivable are partner obligations due under normal trade terms. The Company regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit to guarantee the collection of its receivables. The allowance for bad debt is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The Company’s bad debt expense for its fiscal 2010, fiscal 2009, and fiscal 2008 was $1.8 million, $839 thousand, and $196 thousand, respectively. The Company’s allowance for uncollectable accounts as of February 28, 2010 is $697 thousand, which is management’s best estimate of uncollectible accounts receivable and is considers adequate; however, given the current poor economic environment, actual uncollectible accounts receivable could exceed or be less than management’s best estimate.
(e) Merchandise Inventory
Merchandise inventory is stated at the lower of cost or market value and consists only of finished goods. The Company accounts for all inventories on the first-in, first-out method. Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization. The Company’s inventory obsolescence expense for its fiscal 2010, fiscal 2009, and fiscal 2008 was $138 thousand, $144 thousand and $0, respectively.
(f) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition.

(g) Artifacts
Costs associated with the care, management and preservation of approximately 1,800 artifacts recovered from the wreck of the Titanic, during the course of 32 dives in 1987, are expensed as incurred. A majority of the Company’s Titanic artifacts not being presented in exhibitions are located within the U.S.
To ascertain that the aggregate net recoverable value of Titanic artifacts exceeds the direct costs of recovery of such artifacts, the Company evaluates various evidential matters. Such evidential matters include documented sales and offerings of Titanic-related memorabilia, insurance coverage obtained in connection with the potential theft, damage or destruction of all or part of the artifacts and other identical matter regarding the public interest in the Titanic.
(h) Salvor’s lien
In 1994, the U.S. District Court for the Eastern District Court of Virginia (the “Court”) issued an order declaring RMS Titanic, Inc. (“RMST”), a wholly owned subsidiary, Salvor-in-Possession of the Titanic wreck and wreck site. As Salvor-in-Possession, RMST has the exclusive right to recover artifacts from the wreck. RMST continues to serve as Salvor-in-Possession. In 2002, the United States Court of Appeals for the Fourth Circuit determined that RMST has a lien on the approximately 3,700 artifacts recovered by it during the expeditions it conducted after 1987. The value of this lien will be determined by the Court, and the lien will be satisfied by the payment of a cash award in a process to be determined by the Court, or through an award of title to the artifacts with certain covenants and conditions governing their future use. Unlike the approximately 1,800 artifacts RMST recovered in 1987 and which RMST owns outright, RMST does not have title to the artifacts recovered after 1987.
If the Court issues the Company a cash award, it is not clear who would actually pay the moneys to the Company, though it would be through a process established by the Court. The Company has asked the Court for a cash award of $100 million. This request is based in part on the appraised value of the artifacts and in part on previous maritime cases which establish the value for salvage work of the kind RMST has performed. If the Court issues the Company an award of title, we expect that the grant of title would include covenants and conditions that guarantee that the artifacts remain as one intact collection.
Since the appropriate amount of the lien has not been declared by the Court, the Company carries the Salvor’s lien at $1 thousand. We cannot predict when the Court will rule on this issue.
(i) Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets

Exhibitry equipment	5 years
Vehicles	5 years
Office equipment	3 years
Computers and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or remaining lease term
(j) Exhibition Licenses
Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s debut.
Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions utilizing anatomical specimens, whether there are any anatomical specimen-related exhibitions planned for the future, and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation. Based upon the results of our impairment tests in fiscal 2010, fiscal 2009, and fiscal 2008, impairments were $1.9 million, $1.7 million and $0, respectively.

(k) Goodwill
We recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method. We are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment in the fourth quarter of each year. The impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. Our measurement of fair value considers both the income approach, utilizing the present value of estimated future discounted cash flows, and market approach, utilizing a revenue multiple to estimate fair value. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment were indicated as a result of the annual test or upon a triggering event, we record an impairment charge. Based upon the results of our impairment test in fiscal 2010, fiscal 2009, and fiscal 2008, impairments for goodwill were $2.6 million, $922 thousand and $0, respectively.
(l) Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2010, the Company established a valuation allowance of $5.9 million against substantially all net deferred tax assets.
The Company utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. The term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.
(m) Earnings (Loss) Per Share
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
(n) Legal Contingencies
The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position. At February 28, 2010, the Company had $222 thousand accrued for legal contingencies loss included as a component of general and administrative expenses on the consolidated statement of operations.

Note 3. Recent Accounting Pronouncements
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. Effective March 1, 2009, the Company adopted this accounting guidance which did not have an impact on our consolidated financial statements.
In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Effective March 1, 2009, the Company adopted this guidance which did not have an impact on our consolidated financial statements.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.
Note 4. Balance Sheet Details
The composition of cash and cash equivalents, and certificates of deposits and other investments is as follows:

	February 28,
	2010	2009

Cash and cash equivalents:
Cash	$7,119	$775
Money market mutual funds	3,220	3,910

Total	$10,339	$4,685

Certificates of deposit and other investments:
Certificates of deposit	$3,294	$1,263
Marketable securities	14	14

Total	$3,308	$1,277

The composition of prepaid expenses and other current assets is as follows:

	February 28,
	2010	2009

Deposits and advances	$30	$54
Prepaid insurance	307	258
Prepaid leases	917	854
Withholding tax receivable	—	2,142
Other receivables	612	1,378

Total	$1,866	$4,686

Certain prior period amounts have been reclassified to conform to current year presentation related to credit card receivables and cash on hand at self-run venues which had previously been recorded in prepaid expenses and other current assets.

The composition of property and equipment, which is stated at cost, is as follows:

	February 28,
	2010	2009

Exhibitry	$13,533	$12,179
Vehicles and equipment	577	570
Office equipment	2,076	2,038
Leasehold improvements	7,755	7,449
Furniture and fixtures	1,058	973

	24,999	23,209
Less accumulated depreciation	11,454	7,503

Property and equipment, net	$13,545	$15,706

Depreciation expense was $4.0 million, $2.9 million and $1.6 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
The composition of the Company’s exhibition licenses is as follows (in thousands):

	February 28,
	2010	2009

Anatomical specimen licenses	$6,786	6,786
Carpathia artifacts license	912	912
Sports Immortal licenses	—	3,623
Other exhibition licenses	550	550

	8,248	11,871
Less accumulated amortization	4,979	4,646

Exhibition licenses, net	$3,269	7,225

Amortization expense was $2.0 million, $2.1 million and $1.3 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
From April 2004 through fiscal 2008, the Company entered into agreements to license the rights to exhibit anatomical specimens. The aggregate amount paid for the anatomical specimens exhibition license agreements aggregate $6.8 million and are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years. See Note 7. Goodwill and Other Intangible Assets for discussion of the termination of a license agreement.
The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, and providing research and recovery expertise. As of February 28, 2009 the Company had provided funding of approximately $912 thousand for an expedition which was conducted during that fiscal year. These costs were fully amortized during fiscal 2010. Additional cost could be incurred for the conservation of the artifacts recovered as a part of the initial expedition though these costs are not expected to be material. During fiscal 2010, the Company displayed the Carpathia artifacts at the presentation of a “Titanic: The Artifact Exhibition.”
On February 25, 2008, the Company entered into a five-year license agreement to promote, present and produce the exhibition “Dialog in the Dark”, which provides insight and experience to the paradox of learning to see without the use of sight. As of February 28, 2009, the Company had $300 thousand recorded as license fees and will amortize based on the terms of the agreement.

In 2008, we entered into a license agreement with Sports Immortals, Inc., pursuant to which we acquired an exclusive worldwide license to design, produce, present, promote and conduct multiple “Sports Immortals” exhibitions, using the sports memorabilia collection of the licensor. During fiscal 2010 we terminated our license agreement and are no longer planning to present this exhibition. (See Note 7. Goodwill and Other Intangible Assets for discussion of termination of the license agreement).
The composition of accounts payable and accrued liabilities is as follows:

	February 28,
	2010	2009
Operations	$2,878	$4,981
Professional and consulting fees payable	477	889
Payroll and payroll taxes	338	805
Sales and use taxes	147	103
Withholding tax liability	—	2,127
St. Petersburg loss accrual	—	258
Marketing costs	617	—
Merchandise	278	—
Lease abandonment	685	—
Other	98	2,549

Total accounts payable and accrual expense	$5,518	$11,712

For fiscal 2010, fiscal 2009, and fiscal 2008, the Company incurred marketing and advertising expense of $4.2 million, $6.0 million and $5.7 million, respectively.
Note 5. Artifacts
In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. The Coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During fiscal 2010, fiscal 2009, and fiscal 2008, $33 thousand, $7 thousand, and $7 thousand, respectively, were deducted from artifacts.
In May 2001, the Company acquired ownership of the wreck of the R.M.S. Carpathia. On February 28, 2007, the Company entered into a sale agreement to sell all of its interest in the Carpathia for $3.0 million which was paid in fiscal 2007 and fiscal 2008.
Note 6. Acquisitions and Divestitures
On December 3, 2007, the Company acquired three full sets of human anatomy specimens for use in its Bodies exhibitions through an agreement for $5 million. As more fully discussed in Note 7. Goodwill and Other Intangible Assets, in the first quarter of fiscal 2010, the Company entered into an agreement to terminate this license agreement.
On March 27, 2008, the Company acquired MGR Entertainment, Inc. (“MGR”), a full service entertainment merchandising company for $2.1 million, net of cash received. On December 29, 2008, the Company entered into an agreement with the former owner of MGR for the sale of selected assets of the Company’s merchandising operations for $1.0 million, plus the assumption of certain liabilities. The Company received $400 thousand in cash and a note receivable of $625 thousand. These assets and liabilities were focused on the live music business, which is not consistent with the Company’s current business strategy, requires ongoing capital commitments and achieves very low operating margins. As a result of this transaction, the Company recorded a loss and impairment charge of $1.9 million comprised of goodwill, intangible assets and other assets in the amount of $922 thousand, $163 thousand, net of amortization, and $777 thousand, respectively.

Note 7. Goodwill and Other Intangible Assets
As a result of the acquisition on December 3, 2007 of three full sets of human anatomy specimens for use in the Company’s Bodies exhibitions, the Company recorded goodwill for the fiscal year ended February 29, 2008 of $1.4 million.
In connection with the acquisition of MGR in March 27, 2008, the Company recorded additional goodwill in the amount of $922 thousand. As a result of the sale of certain assets and the assumption of certain liabilities to the former owners of MGR on December 29, 2008, the Company recorded the disposal of goodwill and other intangible assets in the amount of $922 thousand and $163 thousand, net of amortization, respectively.
During fiscal 2009, the Company recorded additional goodwill of $1.2 million related to a Bodies license agreement associated with the tax implications of certain acquired intangible assets.
On March 13, 2008, the Company entered into a long-term license agreement with Sports Immortals, Inc. to present multiple “Sports Immortals, The Traveling Exhibitions.” The Company has canceled its plan to present these exhibitions. As of February 28, 2009, the Company recorded an impairment of intangible assets in the amount of $1.5 million.
In the first quarter of fiscal 2010, management assessed the amount of human anatomical displays the Company has to exhibit and compared that amount to the estimated addressable market for such exhibitions. Based on that analysis, management concluded that the Company has excess capacity of human anatomical displays. Consequently, the Company entered into an agreement to terminate a License Agreement which reduced the amount of capacity by returning certain specimens. Since the unamortized cost of the specimens had no future estimated cash flows associated with them, the Company recorded an impairment charge of $1.9 million in the first quarter of fiscal 2010 to reduce the carrying value of the finite lived intangibles related to those specimens to zero. The related goodwill that was derived with the original acquisition of those specimen sets was also reduced to zero resulting in an additional $2.6 million impairment charge.
The following is a summary of the changes in the carrying value for goodwill and intangible assets for fiscal 2010 and fiscal 2009 (in thousands):
Goodwill

Balance as of February 28, 2008	$1,377
Acquired during the year	922
Adjustment in acquisition from prior year	1,190
Disposal	(922)

Balance as of February 28, 2009	$2,567
Impairment	(2,567)

Balance as of February 28, 2010	$—

Intangibles

Balance as of February 29, 2008	$8,450
Acquired during the year	2,654
Write-off of Licenses	(157)
Amortization during the year	(2,059)
Impairment charge	(1,663)

Balance as of February 28, 2009	7,225
Amortization during the year	(2,011)
Impairment charge	(1,945)

Balance as of February 28, 2010	$3,269

Note 8. Notes Payable and Debt Conversion to Common Stock
On September 26, 2008, the Company entered into an amended Loan Agreement (the “Loan Agreement”) with Bank of America, N.A (the “Bank”) that provided the Company with a $10 million revolving line of credit. At the Company’s request, such credit limit could be increased up to $25 million, provided that the Bank consented to such increase.
At the Company’s option, amounts outstanding under the Loan Agreement bear interest at (i) the greater of the Bank’s or the federal funds rate, plus a margin (as defined below); or (ii) the LIBOR rate, plus a margin. The amount of the margin was based upon the Company’s leverage ratio (which was the ratio of total funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) and would increase if the leverage ratio was more than the minimum requirement as outlined in the Loan Agreement. The Loan Agreement required the Company to maintain a leverage ratio not to exceed 1.5 to 1 and a basic fixed charge coverage ratio (which is the ratio of (i) the sum of EBITDA minus the sum of taxes and dividends, to (ii) the sum of interest expense, the current portion of long term debt and the current portion of capitalized lease obligations) of at least 2 to 1. In addition, the Company was required to pay a facility fee on the unused portion of the Loan Agreement of 0.25% if the Company’s leverage ratio is less than 1 to 1 and 0.50% if the Company’s leverage ratio is greater than 1 to 1, which amount was payable quarterly in arrears. Interest payments under the Loan Agreement also must be made not less frequently than quarterly. The Loan Agreement also provides that the Company was required to pay the Bank an annual fee in an amount equal to 0.50% of the maximum amount of the Loan Agreement at the time such fee was due.
Upon termination of the Loan Agreement, the Company could request that the Bank convert all amounts then outstanding into a three year term loan. In the event that the Bank consented to such conversion request, the Company would be required to amortize the outstanding borrowings under the Loan Agreement and make quarterly payments of principal and interest. Such term loan would also require the Company to make annual pre-payments equal to 50% the Company’s excess cash flow (which was EBITDA minus the sum of interest expense, taxes, dividends, capital expenditures, principal payments of long term debt and payments of capitalized lease obligations) in the event the Company’s leverage ratio is greater than 1 to 1 during any year in which amounts under such term loan remain outstanding. The Loan Agreement was secured by all of the Company’s assets, including its equity interests in its subsidiaries, and was also guaranteed by the Company’s subsidiaries.
The maximum the Company had outstanding at any point during fiscal 2010 and fiscal 2009 from the revolving line of credit was $1.8 million and $4 million, respectively. The Company had no outstanding balance as of February 28, 2010 and February 28, 2009.
On May 6, 2009, the Company and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“Sellers Capital”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from the Company unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12 million. The financing was approved by the Company’s board of directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to us. The Notes were approved by the Company’s shareholders at their 2009 Annual Meeting of Shareholders (the “Annual Meeting”).
The Notes would bear interest at a rate of 6% per year and would be convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Notes would be convertible at Sellers Capital’s option at any time beginning five business days after the Annual Meeting. The Company had the right to require Sellers Capital to convert the Notes when the closing price of the Company’s common stock exceeded $1.00 per share for five successive trading days. In either case, Sellers Capital would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes were due in three years from the issue date, if not prepaid or converted prior to such date.

The Notes were entered into in May and June, 2009. The Company had a $1.8 million outstanding balance from the Loan Agreement which was paid from the Notes proceeds. The Company no longer has the Loan Agreement with the Bank.
On September 30, 2009 and October 1, 2009, the Company exercised its right to convert the Notes into common stock because the closing price of its common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of the Company’s common stock were issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares.
Note 9. Stock Compensation and Stock Options
Stock Compensation. The Company maintains certain stock compensation plans providing for incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other awards relating to the Company’s common stock. In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 3,000,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.
As of February 28, 2010, we had 1,558,000 shares available for future grants under the 2009 Plan, which is the only plan open to new grants. As of February 28, 2010, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 3,015,542 shares of common stock if all outstanding options were exercised, restricted stock vested and additional shares available were granted.
The following table shows the stock-based compensation expense included in our consolidated statement of operations recorded in general and administrative expenses (in thousands):

	For the year ended February 28 (29),
	2010	2009	2008

Grant type:
Stock options	$142	$1,462	$3,653
Restricted Stock	270	(351)	1,018
Warrants	39	317	—

	$451	$1,428	$4,671

Stock Options. The fair value for stock option grants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended February 28 (29),
	2010	2009	2008

Dividend yield	0%	0%	0%
Expected volatility	127%	50%	50%
Risk-free interest rate	1.2%	5.0%	5.0%
Expected lives in years	7.5	10.0	10.0
The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $1.26 as of February 28, 2010. The aggregate intrinsic value of the stock options exercised was $635 thousand, $0 and $1.1 million for fiscal 2010, 2009, and 2008, respectively. A summary of our stock options awards under the plans and changes during fiscal 2010, 2009, and 2008, is presented below:

	February 28, 2010			February 28, 2009			February 29, 2008
		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
	Number of	Exercise	Value	Number of	Exercise	Value	Number of	Exercise	Value
	Options	Price	(000)	Options	Price	(000)	Options	Price	(000)
Outstanding at beginning of year	2,517,177	$2.17		2,692,177	$2.12		2,992,039	$2.00
Granted	1,170,000	0.69		—	—		10,000	9.93
Exercised	(722,500)	0.38	$303	(158,167)	1.26	$217	(309,862)	1.25	$3,804
Forfeited or expired	(4,135)	9.02		(16,833)	2.15		—	—

Outstanding at end of year	2,960,542	$1.73	$993	2,517,177	$2.17	$462	2,692,177	$2.12	$7,212

Exercisable at end of year	1,783,879	2.85	$326	1,078,300	$0.37	$462	1,163,010	$0.38	$5,123

In addition, the Company issued stock options outside of the plan which are summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Stock Options Issued Outside of Plans	Options	Price	(Years)	(000)
Outstanding at February 29, 2008	1,195,000	$10.14	4.68
Granted	40,000	3.22	9.36
Exercised	—	—	—
Forfeited or expired	(1,180,000)	10.22	—

Outstanding at February 28, 2009	55,000	3.25	9.00	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at February 28, 2010	55,000	$3.25	8.00	—

The following table summarizes information about stock options outstanding by price range at February 28, 2010.

	Options Outstanding
		Weighted		Options Exercisable
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 28,	Life	Exercise	February 28,	Exercise
Range of Exercise Prices	2010	(Years)	Price	2010	Price
$ .28 to $ .50	355,800	2.58	$0.35	355,800	$0.35
$ .51 to $1.00	1,179,710	9.51	0.69	9,710	0.85
$1.01 to $2.00	53,334	5.23	1.76	53,334	1.76
$2.01 to $3.00	281,666	5.55	2.15	281,666	2.15
$3.01 to $4.00	679,167	5.93	3.70	679,167	3.70
$4.01 to $9.93	410,865	6.15	4.41	404,202	4.32

	2,960,542	6.93	$1.14	1,783,879	$2.85

As of February 28, 2010, we had $871 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 9.45 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the twelve months ended February 28, 2010, February 28, 2009, and February 29, 2008 was $64 thousand, $64 thousand and $0, respectively.
Restricted Stock Activity. The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $1.26 as of February 28, 2010. The weighted average grant date fair value of the restricted stock granted was $0.95 during fiscal years 2010. No restricted stock was issued within plans in fiscal 2009 and fiscal 2008. A summary of our restricted stock and changes during the twelve months ended February 28, 2010 is presented below:

				Aggregate
		Weighted	Contractual	Intrinic
		Average	Life	Value
Restricted Stock Issued Within Plan	Shares	Price	(Years)	(000)
Outstanding at beginning of year	—	—	—
Granted	327,786	$0.95	0.35
Forfeited or expired	47,190	0.73
Vested	117,198	0.73		$5
Non-vested at end of year	136,000	$1.25	0.84	$1

In addition, the Company issued restricted stock outside of plans that are summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Restricted Stock Issued Outside of Plan	Shares	Price	(Years)	(000)
Outstanding at February 29, 2008	780,000	$14.40	4.38
Granted	70,000	4.78	—
Forfeited or expired	(705,000)	14.64	—
Vested	(98,333)	10.43	—

Non-vested at February 28, 2009	46,667	4.78	2.00	—
Granted	90,000	1.40	—
Forfeited or expired	—	—	—
Vested	(51,667)	4.75	—

Non-vested at February 28, 2010	85,000	$1.22	2.09	$36

As of February 28, 2010, we had $213 thousand in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 3.46 years. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during fiscal 2010, fiscal 2009, and fiscal 2008 was $253 thousand, $93 thousand and $0, respectively.
Warrants: In connection with a 2005 Private Placement, we issued warrants to purchase common stock at $2.50 per share of which 956,417 are outstanding. Additionally, the Company issued warrants for services. In each case, the warrants issued are to purchase a like number of common stock. The Company’s warrants position are summarized as follows:

	Warrants Outstanding
			Weighted	Warrants Exercisable
	Warrants		Average	Warrants
	Outstanding	Weighted-	Remaining	Exercisable	Weighted-
	at	Average	Cotractual	at	Average
	February 28,	Exercise	Life	February 28,	Exercise
Range of Exercise Prices	2010	Price	(Years)	2010	Price
$1.01 to $2.00	250,000	$2.00	0.59	250,000	$2.00
$2.01 to $3.00	956,417	2.50	0.63	956,417	2.50
$3.01 to $4.00	50,000	3.98	1.15	30,000	3.98
$4.01 to $5.00	60,000	4.57	3.04	60,000	4.57

	1,316,417	$2.56	0.75	1,296,417	$2.53

As of February 28, 2010, we had $734 thousand in unrecognized compensation cost related to non-vested warrants expected to be recognized over a weighted average period of 2.41 years. The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Note 10. Lease Abandonment
In 2008, the Company entered into a lease for exhibition space with Rampart, Inc., the owner and operator of the Luxor Hotel and Casino. The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, the Company opened two of three exhibitions. There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan. During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, the Company recorded lease abandonment expense of $4.4 million based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent.
Note 11. Post Employment Benefits
In May 2009, a Company executive resigned resulting in a charge to operations of $217 thousand for payments to be made over twelve months in connection with such resignation.
During fiscal 2009, certain of the Company’s executives and Directors tendered their resignations. The Company recorded a charge to operations of $1.9 million in connection with such resignations. Additionally, 1.2 million stock options and 705 thousand shares of restricted stock were forfeited in connection with such resignations. The Company reversed $4.2 million of previously recognized stock compensation as a result of the forfeitures in fiscal 2009. This reversal of stock based compensation was partially offset as the result of a modification to the stock option agreement for one of the departing officers that totaled approximately $300 thousand in fiscal 2009.
Further, on January 28, 2009, the Company’s Board of Directors terminated its President, Chief Executive Officer and Chairman of the Board which caused an acceleration of the vesting for 400,000 stock options with a strike price of $4.31, resulting in the recognition of $1.6 million in stock compensation.
Note 12. Income Taxes
A summary of the components of the provision (benefit) for income taxes for fiscal 2010, fiscal 2009, and fiscal 2008 consists of the following:

	February 28 (29),
	2010	2009	2008

Current income tax (benefit) expense:
Federal	$(3,537)	$(1,352)	$7,354
State	90	373	966

Total current income tax expense (benefit)	(3,447)	(979)	8,320

Deferred income tax (benefit) expense:
Federal	2,595	(2,294)	(1,444)
State	500	(533)	(216)

Total deferred income tax (benefit) expense	3,095	(2,827)	(1,660)

Total Income tax (benefit) expense	$(352)	$(3,806)	$6,660

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 28 (29),
	2010	2009	2008

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	1.1	1.2	3.0
Nondeductible expenses	(4.1)	(3.7)	0.1
Adjustments of prior year amounts	0.7	(2.8)	(0.7)
Federal tax credits	—	—	(1.3)
Uncertain tax matters	—	(1.6)	—
Change in valuation allowance	(29.4)	—	—
Other	(0.5)	0.4	—

	1.8%	27.5%	35.1%

Deferred income taxes recorded on the Company’s balance sheet result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income asset consists of the following (in thousands):

	February 28,
	2010	2009

Current deferred assets (liabilities):
Accrued expenses	$2,515	$986
Accounts receivable	264	455
Inventory	131	55
Other	3	10
Prepaid insurance	(117)	(98)

Current deferred tax assets	2,796	1,408
Less: valuation allowance	(2,796)	—

Net current tax asset	$—	$1,408

Noncurrent deferred tax assets (liabilities):
Equity compensation	$2,036	$2,050
Net operating loss carryforward	1,157	333
Uncertain tax positions temporary differences	970	952
Contribution carryforwards	19	19
Intangible assets	775	7
Federal tax credits	612	—
Fixed assets	(1,452)	(676)

Noncurrent deferred tax assets	4,117	2,685
Less: valuation allowance	(3,190)	—

Net noncurrent deferred tax assets	927	2,685

Net deferred tax assets	$927	$4,093

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $1.8 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has performed an analysis to determine how much of these losses may be limited and the impact of such limitations is not material.

As of February 28, 2010, the Company has $472 thousand of foreign tax credits and $140 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum credits can be carried forward indefinitely. The Company also has approximately $12.3 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal 2010 and fiscal 2009, and will expire beginning in the year ending February 28, 2014.
Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $6 million to offset substantially all net deferred income tax assets.
The Company has elected to record interest and penalties as a component of income tax expense. The total amount of unrecognized tax benefits at February 28, 2010, including interest and penalties, is $1.2 million and is included in income taxes payable on the balance sheet.
The liability for uncertain tax positions as of the end of the year is included in non-current income taxes payable on the Company’s balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at February 28, 2009	$1,166
Increase in unrecognized tax benefits for positions taken in prior year	—
Increases and decreases for positions taken in the current year	—
Decreases as a result of settlement with taxing authorities	—
Decreases as a result of the lapse of the statute of limitations	—
Interest and penalties	48

Unrecognized income tax benefit at February 28, 2010	$1,214

The Company has accrued interest and penalties of approximately $132 thousand on these unrecognized tax benefits. If these unrecognized tax benefits were to become recognized, approximately $155 thousand would impact the effective tax rate. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the twelve months. The Company is currently under examination by the Internal Revenue Service for the fiscal years ended February 28, 2007 and February 29, 2008; however, no tax has been assessed at this time. Tax returns for fiscal years ending February 28, 1999 through February 28, 2009 are open and may be subject to examination. The Company has open tax years in accordance with state tax laws; however, currently the Company is not under any state income tax examinations.

Note 13. Income (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss) (in thousands except for share and per share data):

	Year Ended February 28 (29),
	2010	2009	2008

Numerator:
Net income (loss)	$(19,997)	$(10,022)	$12,309

Denominator:
Basic weighted-average shares outstanding	36,841,296	29,213,768	29,653,994
Effect of dilutive stock options and warrants	—	—	3,725,468

Diluted weighted-average shares outstanding	36,841,296	29,213,768	33,379,462

Net income (loss) per share:
Basic	$(0.54)	$(0.34)	$0.42

Diluted	$(0.54)	$(0.34)	$0.37

Since the years ended February 28, 2010 and February 28, 2009 resulted in a net loss, the impact of the dilutive effect of stock options was not added to the weighted average shares. Common stock options were not included in the diluted income (loss) per share computation because the options exercise price was greater than the average market price of the common shares for the year ends presented or they were anti-dilutive. The number of shares not included was 3,036,449, 2,836,205 and 131,236 for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
Note 14. Employee Savings Plans
Effective March 2004, the Company adopted the R.M.S. Titanic, Inc. 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 are eligible to participate. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. During fiscal 2010, fiscal 2009, and fiscal 2008, the Company made no qualified matching contributions to the Plan. The Plan name was changed to the Premier Exhibitions 401(k) and Profit Sharing Plan in May, 2005.
Note 15. Commitments and Contingencies
Lease Arrangements
The Company has a non-cancelable operating lease for the rental of some of its specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend.
The Company has non-cancelable operating leases for office space. The leases are subject to escalation for the Company’s pro rata share of increases in real estate taxes and operating costs. During its fiscal year ended February 28, 2005, the Company entered into another non-cancelable operating lease for warehouse space through December 31, 2010 at an annual rate of $90 thousand.
For a period from October 1, 2009 through February 29, 2012, the Company entered into a sixth amendment to the lease for its principal executive offices. The total leased space is 16,790 square feet at monthly rental that varies during the rental period with an average monthly rate of $22 thousand.
On March 12, 2008, the Company entered into a lease agreement with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino. The lease term is for ten years with an option to extend for up to an additional ten years. The minimum annual rent for the first three years is $3.4 million, payable in equal installments, and $3.6 million a year thereafter. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2010 and fiscal 2009. See discussion in Note 10. Lease Abandonment.

On July 2, 2008, the Company entered into a lease agreement with Atlantic Town Center. The lease term is for three years with four one-month renewal options. The minimum annual rent for the first, second and third year is $446 thousand, $468 thousand, and $513 thousand payable in equal monthly installments.
Rent expense charged to operations under these leases was as follows:

	Year Ended February 28 (29),
	2010	2009	2008

Specimen fixed rentals	$6,634	$8,516	$6,312
Real estate fixed rentals	5,690	4,843	432

Total rent expense	$12,324	$13,359	$6,744

Aggregate minimum rental commitments at February 28, 2009, are as follows:

Fiscal Year	Amount

2011	$10,070
2012	5,929
2013	5,276
2014	3,600
2015	3,600
Thereafter	12,300

Total	$40,775

Note 16. Related Party Transactions
On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser served as the Company’s interim Chief Operating Officer. Under the agreement, Mr. Weiser was paid at a rate not to exceed $20 thousand per month, and after three months was eligible for an incentive award at the sole discretion of the Compensation Committee of the Company’s Board of Directors. Total payments under this agreement were $70 thousand. Mr. Weiser is also the Chief Operating Officer of Sellers Capital, LLC. Mr. Weiser was elected to the Board of Directors in August 2009 and his consulting agreement was terminated in fiscal 2010.
On February 28, 2007, our wholly-owned subsidiary R.M.S. Titanic, Inc. entered into a sale agreement with Seaventures, Ltd. pursuant to which Seaventures acquired from the Company all of its ownership interest in the Carpathia for $3 million.  At the time the Company entered into the transaction with Seaventures, its principal, Joseph Marsh, was a holder of more than 5% of our common stock.   Also, on February 28, 2007, Seaventures purchased an option from the Company to present the first exhibition of objects recovered from the Carpathia together with certain of our Titanic artifacts. The Company received payment of $1.5 million from Seaventures for the sale of this option on February 28, 2007.  The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009, the Company had provided funding of approximately $912 thousand. These costs were fully amortized during fiscal 2010.
Judy Geller, the wife of the Company’s former President and Chief Executive Officer and executive Chairman, received payments for services of approximately $100 thousand during the fiscal year ended February 29, 2008. Ms. Geller was engaged to provide consulting on the Company’s exhibition design, development and installation and catalog design and development. In addition, royalty payments on the sale of the Company’s exhibition catalogs of approximately $197 thousand were paid to her during the fiscal year ended February 29, 2008 by the Company and the Company’s co-presentation partner pursuant to a royalty agreement between Ms. Geller and the Company.
On June 27, 2008, the Company entered into a settlement agreement with Ms. Geller whereby she received a single payment of $275 thousand as a final and complete settlement of all monies owed to her under her consulting agreement dated March 15, 2001 and amended March 15, 2006. In addition to the cash payment, 16,500 unvested options to purchase company stock were fully vested. Any additional options granted to her on September 13, 2005 were forfeited.

Note 17. Litigation and Other Legal Matters
The Company is party to an ongoing salvage case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company seeks to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and is seeking an interim salvage award, in the form of title to the recovered Titanic artifacts or a monetary award.
In June 1994, the U. S. District Court for the Eastern District of Virginia awarded ownership to our wholly-owned subsidiary R.M.S. Titanic, Inc., or RMST, of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. However, in two orders, dated September 26, 2001 and October 19, 2001, respectively, the district court restricted the sale of artifacts recovered by RMST from the Titanic wreck site. On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed the two orders of the district court. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of the salvaged items. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession of the artifacts with a lien on them, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.
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
On November 30, 2007, RMST filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award (an award of the artifacts instead of a monetary salvage award) with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.
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

On October 23, 2009, the Board of Directors approved a resolution obligating RMS Titanic Inc. to create a trust and reserve fund (the “Trust Account”) if the District Court issues RMS Titanic, Inc. an in-specie award in response to its motion for a salvage award and such in-specie award is issued subject only to the covenants and conditions already presented to and filed with the Court in conjunction with the Company’s motion for a salvage award. The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. If the Trust Account is created, the Company will make an initial payment of five hundred thousand dollars ($500 thousand) and will subsequently pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). This resolution was presented to the District Court in connection with the Company’s motion for a salvage award.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. The District Court has not yet ruled on the motion and we cannot predict how or when the District Court will ultimately rule.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State, or State Department, and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia, Norfolk Division, monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts.. We have raised numerous objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.
Several years ago we initiated legal action to protect our rights to the Titanic wreck site from this treaty. On April 3, 2000, we filed a motion for declaratory judgment in U.S. District Court for the Eastern District of Virginia asking that the court declare unconstitutional the efforts of the U.S. to implement the treaty. On September 15, 2000, the court ruled that our motion was not ripe for consideration and that we may renew our motion when and if the treaty is agreed to and signed by the parties, final guidelines are drafted, and Congress passes implementing legislation. As discussed above, the treaty has been finalized but is not yet in effect because Congress has not adopted implementing legislation; thus, it is not yet time for us to consider refiling our motion. Neither the implementation of the treaty nor our decision whether to refile the legal action regarding its constitutionality will likely have an impact on our ownership interest over the artifacts that we have already recovered.
As discussed in more detail above, in light of the January 31, 2006 decision by the U.S. Court of Appeals for the Fourth Circuit, title to approximately 2,000 artifacts recovered during the 1987 expedition now rests firmly with us. Title to the remaining artifacts should be resolved through our salvage litigation.
Other Litigation
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
The Company’s federal tax return for the fiscal years ended 2009, 2008, and 2007 is under examination by the Internal Revenue Service (“IRS”).
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
On April 28, 2006, Stefano Arts filed an action titled Stefano Arts v. Premier Exhibitions, Inc., et al., in the Superior Court of Fulton County, State of Georgia. Stefano Arts alleged that the Company breached a contract which allegedly required payment to Stefano Arts of an annual fee, moneys generated from the Company’s prior human anatomy exhibition in Tampa, Florida, and additional moneys generated from the Company’s human anatomy exhibition in New York City. The Company reached a settlement with Stefano Arts on March 31, 2009, by which the Company agreed to pay Stefano Arts $115 thousand in three installments over the next ten months, and also agreed to issue Stefano Arts 70,000 shares of its restricted common shares.
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

Note 19. Quarterly Financial Data (Unaudited)
The following is unaudited quarterly financial data for fiscal 2010 and fiscal 2009 (in thousands except for per share data).

	Quarters Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2010	2009	2009	2009	2010

Revenue	$10,937	$13,440	$8,702	$10,349
Expenses	$16,742	$13,953	$10,872	$21,858
Net loss	$(5,805)	$(513)	$(2,170)	$(11,509)
Basic loss per common share	$(0.20)	$(0.02)	$(0.05)	$(0.25)
Diluted loss per common share	$(0.20)	$(0.02)	$(0.05)	$(0.25)

	Quarters Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2009	2008	2008	2008	2009

Revenue	$15,230	$15,104	$13,456	$10,103
Expenses	$16,142	$14,165	$15,298	$18,310
Net income (loss)	$(912)	$939	$(1,842)	$(8,207)
Basic income (loss) per common share	$(0.03)	$0.03	$(0.06)	$(0.28)
Diluted income (loss) per common share	$(0.03)	$0.03	$(0.06)	$(0.28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision of our President and Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, our management concluded that, as of February 28, 2010, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The effectiveness of our internal control over financial reporting as of February 28, 2010 has been audited by Cherry, Bekaert & Holland, L.L.P., an independent registered public accounting firm. Cherry, Bekaert & Holland’s attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Premier Exhibitions, Inc.:
We have audited Premier Exhibitions, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premier Exhibitions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Premier Exhibitions, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premier Exhibitions, Inc. as of February 28, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended February 28, 2010 and our report dated May 14, 2010 expressed an unqualified opinion thereon.
/s/ Cherry, Bekaert & Holland L.L.P.
Cherry, Bekaert & Holland L.L.P.
Atlanta, Georgia
May 14, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on July 22, 2010 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2010 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on July 22, 2010 under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on July 27, 2010 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2010.
Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2010
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Restricted Stock Units	Restricted Stock Units	Plans (Excluding Securities
Plan Category	and Warrants (1)	and Warrants	Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,096,542	$1.74	1,558,000
Equity compensation plans not approved by security holders (3)	485,000	$2.61	N/A

Total	3,581,542	$1.86	1,558,000

(1)
Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 150,000 outstanding stock options granted under our 2000 Stock Option Plan (the “2000 Plan”), 1,604,542 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 1,306,000 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).

(2)	Column (c) shares that may be issued under our 2009 Plan.

(3)
Represents 40,000 outstanding stock option awards and 85,000 restricted stock grants made to employees outside pursuant to individual employment agreements and 600,000 warrants to promoters and licensors outside of our 2000 Plan and 2004 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on July 22, 2010 under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on July 22, 2010 under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2010.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a) Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report:
Schedule II
Valuation and Qualifying Accounts
For the Years Ended February, 28 (29), 2010, 2009 and 2008
(in thousands)

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
	of period	expenses	accounts	Deductions	period

Year ended February 28, 2010
Allowance for doubtful accounts	$1,193	$1,791	—	$2,287	$697

Year ended February 28, 2009
Allowance for doubtful accounts	$378	$815	—	—	$1,193

Year ended February 29, 2008
Allowance for doubtful accounts	$252	$135	—	$9	$378
(b) See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.
Dated: May 13, 2010	By:	/s/ Christopher J. Davino
Christopher J. Davino
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Christopher J. Davino Christopher J. Davino	May 13, 2010
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John A. Stone John A. Stone, Chief Financial Officer	May 13, 2010
(Principal Financial Officer)

/s/ William M. Adams William M. Adams, Director	May 13, 2010

Douglas Banker, Director	May 13, 2010

/s/ Ronald C. Bernard Ronald C. Bernard, Director	May 13, 2010

/s/ Jack Jacobs Jack Jacobs, Director	May 13, 2010

/s/ Stephen W. Palley Stephen W. Palley, Director	May 13, 2010

/s/ Mark A. Sellers, III Mark A. Sellers, III	May 13, 2010
Chairman of the Board of Directors

Bruce Steinberg, Director	May 13, 2010

/s/ Samuel S. Weiser Samuel S. Weiser, Director	May 13, 2010

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation (Commission File Number 000-24452)		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated September 19, 2009		8-K	3.2	09-21-09

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Loan Agreement, dated October 4, 2007, by and between the Company and Bank of America, N.A.		10-Q	10.2	01-09-08

10.5	Promissory Note, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.3	01-09-08

10.6	Pledge Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.4	01-09-08

10.7	Security Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.5	01-09-08

10.8	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.9	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.10	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.11	Amended and Restated Employment Agreement, dated September 8, 2008, between the Company and Harold W. Ingalls		8-K	99.1	09-12-08

10.12	First Amendment, dated September 26, 2008, to Loan Agreement between Bank of America, N.A. and the Company		8-K	99.1	09-30-08

10.13	Renewal Promissory Note of $25,000,000, dated September 26, 2008, made in favor of Bank of America by the Company		8-K	99.2	09-30-08

10.14	Severance Agreement, dated August 19, 2008, between the Company and Bruce Eskowitz		10-Q	10.1	10-10-08

10.15	Severance Agreement, dated August 19, 2008, by between the Company and Brian Wainger		10-Q	10.2	10-10-08

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.16	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.17	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.18	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

10.19	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2	12-19-08

10.20	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3	12-19-08

10.21	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.22	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

10.23	Amended and Restated Employment Agreement, dated January 9, 2009, between Kelli L. Kellar and the Company		8-K	99.1	01-07-09

10.24	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.1	10-20-04

10.25	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.2	10-20-04

10.26	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A	06-28-06

10.27	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1	04-24-09

10.28	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1	04-29-09

10.29	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2	04-29-09

10.30	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC		10-K	10.41†	05-27-09

10.31	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.32	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.33	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.34	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.35	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.36#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6	07-10-09

10.37#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.38#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.39#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.40#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.41#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.42#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

10.43#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.44#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.45#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.46#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice	X

10.47#	Employment Agreement, dated May 13, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.48#	Amended Employment Agreement, dated May 13, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

14.1	Premier Exhibitions, Inc. Code of Ethics	X

16.1	Letter of Kempisty & Company Certified Public Accountants, P.C. to the Securities and Exchange Commission, dated August 22, 2008		8-K	16.1	08-27-08

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.	X

23.2	Consent of Kempisty & Company Certified Public Accountants, P.C.	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†
The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.