Form 10-K/A
period 2010-02-28
PREMIER EXHIBITIONS, INC.
filed 2010-06-28
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 000-24452
PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1424922 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 31, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $18,404,453, based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2009. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
The number of shares outstanding of the registrant’s common stock, as of June 14, 2010, was 47,877,733.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Premier Exhibitions, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended February 28, 2010 (“fiscal year 2010”), filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K and to add the stock performance graph. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2010 annual meeting of shareholders and (ii) update the number of outstanding common shares. Item 15 of Part IV of the Original 10-K is amended to include the certifications specified in Rule 13a-14 under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment. Except for the addition of the Part III information, the stock performance graph, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not modify or update disclosures in the Original 10-K affected by subsequent events.

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

	2003	2004	2005	2006	2007	2008	2009	2010
Premier Exhibitions, Inc.	$100	$1,714	$1,643	$5,757	$15,457	$7,229	$1,143	$1,800
Standard & Poor’s 600 Small Cap Index	$100	$154	$180	$205	$221	$204	$112	$182
Russell 3000® Index	$100	$141	$152	$168	$188	$185	$102	$158

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth information about our current directors. Our directors are elected annually and serve until the next annual meeting of shareholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death. At its meeting held on September 15, 2009, the Board of Directors amended our Bylaws to increase the number of directors from seven to nine and elected Ronald C. Bernard and Stephen W. Palley to fill the resulting vacancies at the recommendation of the Corporate Governance and Nominating Committee. Under Florida law, the term of a director elected by the Board to fill a vacancy expires at the next shareholders’ meeting at which directors are elected.

Director
Name and Background	Since

William M. Adams, age 39, has served as one of our directors since January 2009. Mr. Adams has been a Principal with Alpine Investors, LP since September 2001. Alpine Investors, LP is a private equity investor in micro-cap companies, focused on firms with less than $100 million of revenue. The firm currently manages $250 million. Mr. Adams focuses primarily on managing and monitoring the operational performance of portfolio companies and developing and implementing growth strategies. Leveraging early career roles that included marketing and sales positions at The Clorox Company and strategic work as a management consultant at The Mitchell Madison Group, a global strategic consulting practice, he works most closely with Alpine’s consumer, retail and direct marketing oriented businesses. Mr. Adams serves on the Boards of Directors of Direct Marketing Solutions, Inc., Lighting By Gregory, McKissock and YLighting, all of which are private companies. He received a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts from Colgate University.
2009

The Board believes that Mr. Adams’ experience with smaller cap companies, particularly with regard to growth strategies, qualifies him to serve as a member of the Board of Directors.

Douglas Banker, age 58, has served as one of our directors since August 2000. Mr. Banker’s more than 35 years of experience in the entertainment industry includes providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; and the development and management of concerts and similar events. Mr. Banker is currently Vice President of McGhee Entertainment, a successful artist management company with offices in Los Angeles and Nashville. McGhee Entertainment has managed and marketed the careers of many successful recording artists, including Bon Jovi, Motley Crue, Scorpions, KISS, Hootie & The Blowfish, Ted Nugent, Asian pop-star Tata Young and country music stars Chris Cagle and Darius Rucker. Mr. Banker also served as President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.
2000

The Board believes that Mr. Banker’s entertainment and marketing experience and his experience in international markets makes him well suited to service on the Board of Directors of the Company.

Ronald C. Bernard, age 67, has served as one of our directors since September 2009. Mr. Bernard has been President of LWB Media Consulting, a company that provides consulting to private equity firms investing in media-related companies, since 2004, and a Managing Director of Alvarez and Marsal, a professional services firm, since September 2009. Prior to that time Mr. Bernard served as Chief Executive Officer of Sekani, Inc., a privately held media licensing and digital media asset management company from 2000 to 2003, and as President of NFL Enterprises from 1994 to 2000, where he focused on the National Football League’s media businesses and international operations. From 1987 to 1993 Mr. Bernard served as President of Viacom Network Enterprises. He also previously served as a director of Atari, Inc. Mr. Bernard received a Master of Business Administration from Columbia University and a Bachelor of Arts from Syracuse University. Mr. Bernard is also a Certified Public Accountant.
2009

The Board believes that Mr. Bernard’s media experience and his experience as a Certified Public Accountant make him qualified to serve as a director of the Company.

Director
Name and Background	Since

Christopher J. Davino, age 44, has served as one of our directors since January 2009 and as our President and Chief Executive Officer since September 2009. From January through August 2009, Mr. Davino served as our interim Chief Executive Officer. From 2007 to 2009, he was a principal and head of the Corporate Rescue Group of XRoads Solutions Group, LLC, a corporate restructuring management consulting company. At XRoads, Mr. Davino oversaw a national advisory practice of approximately 30 professionals providing strategic, operational and financial advice, interim and crisis management, and transactional services to financially distressed middle market companies and their various creditor and interest holder constituencies. Transactional services included mergers and acquisitions, debt and equity capital raising and balance sheet recapitalizations. From early 2006 until 2007, Mr. Davino was President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services to companies, including capital raising and mergers and acquisitions transactional services. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail-based logistics company, which he founded. Prior to that position, he worked as a restructuring professional at Financo Inc., an investment banking firm, Wasserstein Perella Co., an investment banking firm, and Zolfo Cooper & Co., an advisory and interim management firm providing restructuring services. Mr. Davino was previously a member of the Board of Directors of Hirsh International Corp., a public company, and has recently served as Chairman of the Board of Directors of Pendum Inc., a national ATM servicing business and a private company, where he directed the company’s restructuring activities, including the sale of the business. Mr. Davino received his Bachelor of Science from Lehigh University.
2009

The Board believes Mr. Davino is qualified to serve as a director not only because of his extensive executive management experience, but also because his insight as Chief Executive Officer of the Company is valuable to the Board.

Jack Jacobs, age 64, has served as one of our directors since January 2009. Mr. Jacobs has been a principal of The Fitzroy Group, Ltd., a firm that specializes in the development of residential real estate in London and invests both for its own account and in joint ventures with other institutions, for the past five years. He has held the McDermott Chair of Politics at West Point since 2005 and has served as an NBC military analyst since 2002. Mr. Jacobs was a co-founder and Chief Operating Officer of AutoFinance Group Inc., one of the firms to pioneer the securitization of debt instruments, from 1988 to 1989; the firm was subsequently sold to KeyBank. He was a Managing Director of Bankers Trust Corporation, a diversified financial institution and investment bank, where he ran foreign exchange options worldwide and was a partner in the institutional hedge fund business. He retired in 1996 to pursue investments. Mr. Jacobs’ military career included two tours of duty in Vietnam, where he was among the most highly decorated soldiers, earning three Bronze Stars, two Silver Stars and the Medal of Honor, the nation’s highest combat decoration. He retired from active military duty as a Colonel in 1987. Mr. Jacobs also serves as a member of the Board of Directors of Xedar Corporation and Visual Management Systems. Mr. Jacobs earned a Bachelor of Arts and a Master’s degree from Rutgers University.
2009

The Board believes Mr. Jacobs is qualified to serve on the Board of Directors of the Company because of his extensive executive management experience and his leadership skills.

Stephen W. Palley, age 65, has served as one of our directors since September 2009. Mr. Palley is a consultant to Consensus Securities, LLC, a broker dealer, where he engages in investment banking services. From 2005 to March 2010, he served as an Executive Director of Pali Capital, an investment bank in New York. Prior to that time, Mr. Palley served as a consultant to LLJ Capital, L.L.C., providing financial advisory services, principally to distressed companies in the telecom and media industries. From 1999 to 2002 Mr. Palley served as President and Chief Executive Officer of Source Media, Inc., and from 1997 to 1999 as a consultant to media companies through PSW Enterprises. From 1986 through 1996 Mr. Palley served as Executive Vice President and Chief Operating Officer of King World Productions, Inc., where he negotiated the syndication of successful entertainment properties, including the Oprah Winfrey Show. Mr. Palley also served as General Counsel of King World, and prior thereto practiced media and entertainment law with Berger & Steingut and Hardee Barovick Konecky & Braun. Mr. Palley received a Juris Doctor from Columbia University School of Law and a Bachelor of Arts from American University’s School of Government and Public Administration. Mr. Palley previously served as a director of The Roo Group.
2009

The Board believes that Mr. Palley is qualified to serve as a director due to his experience leading and advising media companies.

Mark A. Sellers, age 41, has served as Chairman of the Board since January 2009 and as one of our directors since July 2008. Mr. Sellers has been the founder and managing member of Sellers Capital LLC, an investment management firm, since 2003. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., a hedge fund that is our largest shareholder. Prior to founding Sellers Capital LLC, Mr. Sellers was the Lead Equity Strategist for Morningstar, Inc., a provider of investment research.	2008

The Board believes Mr. Sellers is qualified to serve as a director of the Company due to his extensive financial and investment experience. In addition, Mr. Sellers’ role as managing member of the Company’s largest shareholder provides a unique shareholder perspective to the Board.

Director
Name and Background	Since

Bruce Steinberg, age 53, has served as one of our directors since January 2009. Mr. Steinberg has over 20 years of media industry experience. Currently he advising Wananchi Group Holdings, a media company with emphasis on residential and corporate broadband, pay-tv and VoIP telephony in East Africa. Previously, he was the Chief Executive Officer of HIT Entertainment Limited, which creates internationally renowned children’s properties, including Bob the Builder, Barney, Thomas & Friends, Angelina Ballerina and Pingu, and which has activities spanning television and video production, publishing, consumer products, licensing and live events. Prior to HIT, Mr. Steinberg was the Chief Executive Officer of Fox Kids Europe N.V., General Manager of Broadcasting at BSkyB and the first Chief Executive Officer of UK Gold and UK Living TV from their launch in 1992 to their sale in 1997. He began his career at MTV Networks, where he held various positions in New York and Europe. He is currently a director of Arts Alliance Media, Europe’s leading provider of digital cinema technology, and a Board member of JDRF UK, a charitable organization dedicated to Type 1 diabetes. Mr. Steinberg received a MBA from Harvard Business School, a BA (Cantab) from Cambridge University and a BA from Columbia University.
2009

The Board believes that Mr. Steinberg is qualified to serve as a director of the Company due to his executive level experience with entertainment and media companies and his international experience with media companies.

Samuel S. Weiser, age 50, served as a member and the Chief Operating Officer of Sellers Capital LLC, an investment management firm, where he was responsible for all non-investment activities, from 2007 to 2010. Mr. Weiser is also an indirect investor in Sellers Capital Master Fund, Ltd., an investment fund managed by Sellers Capital LLC and Premier’s largest shareholder. From February through October 2009, Mr. Weiser provided consulting services to us through a consulting agreement. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division. From 2002 to April 2005, he was the President and Chief Executive Officer of Foxdale Management, LLC, a consulting firm founded by Mr. Weiser that provided operational consulting to hedge funds and litigation support services in hedge fund related securities disputes. Mr. Weiser also served as Chairman of the Managed Funds Association, a lobbying organization for the hedge fund industry, from 2001 to 2003. Mr. Weiser is also a former partner in Ernst & Young. He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University.
2009
The Board believes that Mr. Weiser’s extensive financial and operational consulting experience makes him qualified to serve as member of the Board of Directors.
Executive Officers
We are currently served by four executive officers:
Christopher J. Davino, age 44, serves as our president and Chief Executive Officer. Further information about Mr. Davino is set forth above.
John A. Stone, age 43, has served as our Chief Financial Officer since May 13, 2009. Prior to Premier, Mr. Stone served at S1 Corporation, a provider of customer interaction software solutions for financial and payment services, as Chief Financial Officer from February 2006 to August 2008; Senior Vice President of Global Finance from October 2005 to January 2006; and Global Controller from June 2004 until October 2005. From April 2003 to June 2004, Mr. Stone was Vice President of Finance, Corporate Controller of EarthLink, a provider of Internet access and communication services. Mr. Stone has a Bachelor of Business Administration degree from the University of Georgia and is a Certified Public Accountant.
Robert A. Brandon, age 59, has served as our General Counsel, Vice President of Business Affairs and Secretary since October 23, 2009. Mr. Brandon joined the Company as Deputy General Counsel in June 2008. In 1984, Mr. Brandon began his legal career with Proskauer Rose, L.P. where he was a corporate associate. From 1988 to 2007, Mr. Brandon worked in the Legal Department at Madison Square Garden, L.P., functioning as Senior Vice President — Legal and Business Affairs for his last ten years there, with duties that included oversight of all legal work for the Booking, Concert Promotion and Theatrical Divisions of Madison Square Garden and Radio City Music Hall. Thereafter, he was a self-employed legal consultant for clients in the entertainment and media industries until joining the Company. Mr. Brandon has a Bachelor of Arts degree from Colgate University and a Juris Doctorate from Brooklyn Law School.

M. Kris Hart, age 44, has served as our Vice President and Chief Marketing Officer since May 13, 2010. Prior to Premier, Ms. Hart served as Vice President, Brand Management at Harrah’s Entertainment from October 2004 to November 2009 where she played a key role with Harrah’s acquisition of Caesars Entertainment. Before Harrah’s, Ms. Hart directed an Innovation team at Coca-Cola focused on experiential marketing and customization packaging. Ms. Hart began her career as an intern at Citibank, N.A. as a Business Strategy Analyst, New Product Development. Between 1992 and 2002, Ms. Hart served in various marketing roles at such companies as American Airlines, Pagenet, Arch Communications, and Intel Corp. Ms. Hart has a Bachelor of Arts degree from Auburn University and a Masters of Business Administration degree from Vanderbilt University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and greater-than-10% shareholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in the Company.
Based solely on the copies of the reports filed with the SEC, we believe that during fiscal year 2010 all of our directors, officers and greater-than-10% shareholders timely complied with the filing requirements of Section 16(a).
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
Corporate Governance
Corporate Governance and Nominating Committee Information
Our Corporate Governance and Nominating committee was formed in April 2006. The current members of the Corporate Governance and Nominating Committee are Mr. Banker (Chairman), Mr. Jacobs and Mr. Sellers. The Board of Directors has determined that each member of our Corporate Governance and Nominating Committee is independent in accordance with the listing standards of the NASDAQ Global Market. The Corporate Governance and Nominating Committee met three times in fiscal year 2010.
Our Corporate Governance and Nominating Committee is charged with recommending the slate of director nominees for election to the Board of Directors, identifying and recommending candidates to fill vacancies on the Board, and reviewing, evaluating and recommending changes to our corporate governance processes. Among its duties and responsibilities, the Corporate Governance and Nominating Committee periodically evaluates and assesses the performance of the Board of Directors; reviews the qualifications of candidates for director positions; assists in identifying, interviewing and recruiting candidates for the Board; reviews the composition of each committee of the Board and presents recommendations for committee memberships; reviews the compensation paid to non-employee directors; and reviews and recommends changes to the charter of the Corporate Governance and Nominating Committee and to the charters of other Board committees.
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

Audit Committee Information and Audit Committee Financial Expert
Our Audit Committee was formed in April 2006. The current members of the Audit Committee are Mr. Bernard (Chairman), Mr. Adams and Mr. Palley. Our Board of Directors has determined that all of the members of the Audit Committee are independent in accordance with the listing standards of the NASDAQ Global Market and applicable SEC rules. Our Board of Directors has designated Mr. Adams and Mr. Bernard, the Audit Committee Chairman, as “Audit Committee financial experts” under applicable SEC rules. See Proposal No. 1 for more information about Mr. Adams’ and Mr. Bernard’s background and experience.
Our Audit Committee serves as an independent and objective party to monitor our financial reporting process and internal control system; retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm; directly consults with our independent registered public accounting firm; reviews and appraises the efforts of our independent registered public accounting firm; and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board of Directors. The Audit Committee’s report relating to fiscal year 2010 is included in this proxy statement.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
Our fiscal year 2010 continued to be a transition year for our Company in terms of our executive leadership and executive compensation programs and policies.
During fiscal year 2009 the composition of the Board of Directors and Compensation Committee significantly changed. In addition, the senior management team changed and Chris Davino, then a principal and head of the corporate rescue group of XRoads Solutions Group, LLC, a corporate restructuring management consulting company, was appointed as our interim President and Chief Executive Officer on January 28, 2009. Our other management changes during fiscal year 2009 or early fiscal year 2010 included Mr. Ingalls’ resignation as our Chief Financial Officer, Kelli L. Kellar’s resignation as our acting Chief Financial Officer and Chief Accounting Officer, Brian Wainger’s resignation as our Vice President and Chief Legal Counsel, and Thomas Zaller’s departure as our Vice President of Exhibitions. John A. Stone, our new Chief Financial Officer, was appointed as of May 13, 2009. On September 3, 2009, Mr. Davino was appointed as the Company’s President and Chief Executive Officer, replacing his agreement to serve on an interim basis. On October 23, 2009, Robert Brandon, the Company’s former Deputy General Counsel, was appointed to the position of General Counsel and Vice President of Business Affairs and became an executive officer of the Company. In May 2010, Kris Hart was appointed to the position of Vice President and Chief Marketing Officer.
The consent solicitation led by Sellers Capital in 2009 involved six of our nine current directors. In making their case to our shareholders as part of the consent solicitation, these directors strongly criticized the compensation that we paid to our senior executives, our hiring practices, and the governance that we followed in making compensation and hiring decisions. These directors expressed their intent to reform our practices in these areas and to provide compensation for our senior managers that is more clearly aligned with the interests of our shareholders. As a result, the approach of the Compensation Committee to making executive compensation decisions in fiscal year 2010 began to shift from prior practices toward policies that better align executive compensation with the interests of our shareholders.
Compensation Policies and Practices for Fiscal Year 2010 and the Future
During the last fiscal year the Compensation Committee has focused on assisting the Company in rebuilding its management team and establishing effective compensation programs for the executives who have been appointed. While longer term compensation policies and practices of the Company continue to evolve due to the recent changes in the Board of Directors and the management team, the Compensation Committee continues to be guided in its decisions by the four main principles the Committee identified in its last Compensation Discussion and Analysis. First, we are committed to paying competitive compensation, which we believe is necessary to attract and retain qualified executive officers, particularly in light of the company’s challenging financial circumstances. Second, we are committed to linking pay to performance through incentive compensation that is tied to specific performance criteria and achievement. Third, the interests of our executive officers should be aligned with the interests of our shareholders, which we believe can be promoted through performance-based awards tied to the achievement of our business objectives and equity-based awards. Fourth, our most important objective is the long-term increase in shareholder value, which in the near term involves positioning the Company for future growth and success.

Role of Our Compensation Committee
The duties and responsibilities of our Compensation Committee are set forth in the Committee’s charter, as adopted by our Board in April 2006. The charter of our Compensation Committee is available on our website located at www.prxi.com under the heading “Investor Relations” under the subheading “Corporate Governance.” We have included additional information about our Compensation Committee in the section of this proxy statement titled “Corporate Governance — Compensation Committee.”
Under its charter, our Compensation Committee is charged with assisting our Board in fulfilling its responsibilities relating to the compensation of our executive officers. The charter requires the Committee to be composed of at least three directors, all of whom must satisfy the independence requirements under the listing rules of the NASDAQ Global Market. As of February 28, 2010, the Committee was composed of Mr. Steinberg, Chair, Mr. Adams and Mr. Jacobs, each of whom has been determined by the committee and our Board to meet these independence requirements. The principal responsibilities and functions of the Committee include: reviewing the competitiveness of our executive compensation programs; reviewing and approving the compensation structure for our executive officers; overseeing the annual evaluations and approving the annual compensation for our executive officers; reviewing and approving compensation packages for new executive officers; reviewing and making recommendations regarding long-term equity-based and other incentive compensation plans; and reviewing our employment practices.
Our Compensation Committee has not determined to recommend amendments to the Committee’s charter at this time, although it will review the charter and consider recommending changes on an annual basis.
Compensation Plans and Programs
Historically, the Company has entered into employment agreements with our executive officers, and the Company entered into employment agreements with Mr. Davino and Mr. Stone in fiscal year 2010 and with Mr. Brandon and Ms. Hart in early fiscal year 2011. As we hire additional executive officers, we expect that we will provide these new hires with employment agreements on competitive terms as well.
Our Compensation Committee believes that equity-based awards are essential to align the interests of our executive officers with the interests of our shareholders. At the last Annual Meeting, the shareholders of the Company adopted the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, which provides a mechanism for making equity awards to directors, executive officers and other employees of the Company. Currently 1,423,000 shares remain available for future grants under the 2009 Equity Incentive Plan.
In the past, the Company has not utilized a formal peer group for consideration of our executive compensation decisions and generally has not utilized the advice of outside compensation consultants. In addition, the company has not had a specific policy for the allocation of compensation between short-term and long-term compensation or between cash and equity compensation. As we continue to review our compensation policies and programs and as we hire additional executive officers, we will continue to consider whether one or more of these practices would be appropriate for the Company and the Compensation Committee’s processes.
Mr. Davino’s Compensation
When our newly composed Board was recognized on January 28, 2009, it appointed Mr. Davino as our interim President and Chief Executive Officer. Given our Company’s deteriorating financial condition and the significant changes in the composition of our Board and management, our Board believed that it was critical to select an interim chief executive officer with substantial turnaround experience. Our Board also determined that it was appropriate to provide a compensation package to Mr. Davino that would be competitive in the marketplace for turnaround specialists, who were acknowledged to be in demand during the current economic downturn. At that time Mr. Davino’s service with the Company was expected to be temporary in nature.

In connection with Mr. Davino’s appointment on this interim basis, our Compensation Committee approved compensation for Mr. Davino that included a base salary of $50,000 per month and a cash bonus of up to $35,000 per month, based on the achievement of performance milestones that were required to be determined by our Compensation Committee. We also agreed to reimburse Mr. Davino’s living and commuting expenses not in excess of $9,500 per month in connection with his services in Atlanta, Georgia, where our principal executive office is located. Mr. Davino’s compensation package as interim President and Chief Executive Officer did not include an equity component and did not provide any severance payments upon termination of the agreement for any reason. The terms of this compensation package are set forth in Mr. Davino’s initial employment agreement with us, which was approved by our Compensation Committee and Board of Directors and is summarized in the section of this proxy statement titled “Employment Agreements.”
Mr. Davino was initially hired as a consultant through XRoads Solutions Group, LLC, and his interim compensation was negotiated on that basis. As part of the deliberations in determining this compensation package, our Compensation Committee considered the levels of base and incentive compensation and reimbursements that would be necessary to recruit and retain an experienced turnaround specialist such as Mr. Davino to our Company during a period of very challenging circumstances. The Committee specifically considered prevailing market rates for an experienced turnaround specialist, and sought to set Mr. Davino’s total compensation opportunity in-line with such market rates. The committee also determined that, although most of Mr. Davino’s compensation would be fixed, a significant portion should be subject to the performance-based bonus, which would provide a strong incentive to Mr. Davino to meet our short-term goals relating to stabilizing and turning-around the Company.
Since Mr. Davino’s tenure as our interim President and Chief Executive Officer was initially contemplated to be short-term in nature, the Committee did not believe that it was appropriate to include in his compensation package an equity component, which is generally intended to provide a long-term incentive. Similarly, the Committee believed that Mr. Davino’s contemplated short tenure did not warrant the protection that could be provided through a severance payment obligation. With respect to his bonus opportunity under this agreement, the Compensation Committee determined performance milestones related to Mr. Davino’s first four months of employment with the Company, including: developing a stabilization plan; developing a revenue architecture and go-to-market strategy for exhibitions; reengineering the Company’s infrastructure and reducing costs; obtaining rescue financing; renegotiating or replacing key third party contractual relationships; and developing a long-term strategic business plan framework for approval by our Board. In setting these milestones, our Compensation Committee believed that, in light of our current financial circumstances and the need for the Company to be stabilized and turned-around, it was critical to develop performance criteria focused on the Company’s short-term needs and goals. Our Compensation Committee also recognized that Mr. Davino’s engagement was contemplated to be on a short-term basis, and the Committee therefore sought to provide an incentive for Mr. Davino to achieve specific results during his expected tenure with the Company. Due to our distressed financial circumstances and the many conditions at the Company that needed to be addressed, the short-term goals for our Company that were embodied in Mr. Davino’s performance milestones were extensive.
Effective September 3. 2009, Mr. Davino was appointed as President and Chief Executive Officer of the Company on a permanent basis, and at that time the Compensation Committee entered into a new employment agreement with Mr. Davino based on his change in position (the “Agreement”). Pursuant to the Agreement, Mr. Davino receives an annual salary of $290,000, a housing stipend of $2,000 per month and reimbursement of commuting expenses. The Agreement provides Mr. Davino with an annual incentive bonus opportunity, with a “target” annual incentive opportunity equal to 50 percent of his annual base salary. The Compensation Committee set performance criteria for Mr. Davino’s fiscal year 2010 bonus opportunity, with 25% of the bonus predicated on achievement of goals related to executive team development, 25% based on the achievement of certain financial targets and 50% based on progress against key objectives related to the Company’s Titanic and Bodies exhibitions. With respect to the financial goals, Mr. Davino receives 30% of the portion of the bonus paid on achievement of the financial objectives if he meets projected Adjusted EBITDA (defined as EBITDA plus stock compensation expense and impairment expense) and 100% of the portion of the bonus paid on achievement of the financial objectives if Adjusted EBITDA is $1 million better than projected. In June 2010, the Compensation Committee declared and paid a bonus of $36,250 to Mr. Davino, representing half of his bonus opportunity for that time period.

In connection with the entry into the Agreement, the Company made a one-time stock option grant to Mr. Davino providing for the purchase of 1,170,000 shares of the Company’s common stock, which has an exercise price per share equal to the closing price per share of the Company’s common stock on the grant date and will vest one-third per year over three years. Because Mr. Davino’s employment is now more permanent in nature, the Compensation Committee believes it is imperative that Mr. Davino have a significant portion of his compensation in the form of equity, in order to better align his interests with those of shareholders over the longer term.
If the Company terminates Mr. Davino without cause or elects not to renew the Agreement, or if Mr. Davino resigns for good reason, he will be entitled to a severance payment equal to 150 percent of his annual base salary and his annual incentive bonus for the year of termination, calculated pursuant to the Agreement. Upon any termination that triggers severance, Mr. Davino’s stock options will vest in full and will remain exercisable for two years following the termination. The Committee believes that this level of severance payment is comparable to the severance agreements of chief executive officers of other corporations of a similar size, and provides Mr. Davino with appropriate security given the difficult financial position of the Company at the time it entered into his employment agreement.
Compensation of Other Executive Officers
Effective as of May 13, 2009, we hired John A. Stone as our Chief Financial Officer. Mr. Stone was most recently the Chief Financial Officer of S1 Corporation, a public company listed on the NASDAQ Global Market that provides customer interaction software solutions for financial and payment services.
In connection with Mr. Stone’s appointment as our Chief Financial Officer, our Compensation Committee approved compensation for Mr. Stone that includes a base salary of $220,000 per year, a performance bonus opportunity that will be consistent with the incentive compensation programs that will be developed by our Compensation Committee, and a restricted stock grant of 75,000 shares of our common stock that vest over three years. In addition, if Mr. Stone is terminated by us without cause, he terminates his employment for good reason, or his employment is in certain circumstances terminated after we hire a new chief executive officer or sell the Company, he will be entitled to severance pay equal to four months of his base salary and accelerated vesting of restricted stock that would have vested in that anniversary year. The terms of this compensation package are set forth in Mr. Stone’s employment agreement with us, which has been approved by our Compensation Committee and is summarized in the section of this proxy statement titled “Employment Agreements.”
Effective as of October 23, 2009, we appointed Robert A. Brandon as General Counsel and Vice President of Business Affairs. Mr. Brandon was most recently the Deputy General Counsel of the Company.
In connection with Mr. Brandon’s appointment as our General Counsel, our Compensation Committee approved compensation for Mr. Brandon that includes a base salary of $240,000 per year, a performance bonus opportunity of 25% of his base salary, and a restricted stock grant of 60,000 additional shares of our common stock that vest over three years. In accordance with the terms of Mr. Brandon’s initial employment agreement, entered into in June 2008, if Mr. Brandon is terminated without cause he is entitled to the remainder of his base salary through June 2011. Under the newly approved compensation terms for Mr. Brandon, he will also be entitled to accelerated vesting of restricted stock that would have vested in the anniversary year. The terms of this compensation package are set forth in an amendment to Mr. Brandon’s employment agreement with us, which has been approved by our Compensation Committee and is summarized in the section of this proxy statement titled “Employment Agreements.”
Effective as of May 12, 2010, we hired Kris Hart as our Vice President and Chief Marketing Officer. Ms. Hart was most recently the Vice President, Brand Management for Harrah’s Entertainment in Las Vegas, Nevada.
In connection with Ms. Hart’s appointment as our Vice President and Chief Marketing Officer, our Compensation Committee approved compensation for Ms. Hart that includes a base salary of $225,000 per year, a performance bonus opportunity that will be consistent with the incentive compensation programs that will be developed by our Compensation Committee, and a restricted stock grant of 75,000 shares of our common stock that vest over three years. In addition, if Ms. Hart is terminated by us without cause or she terminates her employment for good reason, she will be entitled to severance pay equal to six months of her base salary and accelerated vesting of restricted stock that would have vested in that anniversary year. Ms. Hart’s compensation package is generally consistent with the form of compensation arrangement the Company provided to Mr. Stone, and is the general format the Compensation Committee anticipates using for future executive officers appointed by the Board of Directors. The terms of this compensation package are set forth in Ms. Hart’s employment agreement with us, which has been approved by our Compensation Committee and is summarized in the section of this proxy statement titled “Employment Agreements.”

In developing the compensation of Mr. Stone, Mr. Brandon and Ms. Hart, our Compensation Committee established a salary to provide each with a base level of compensation and a performance bonus opportunity that will be determined pursuant to the incentive compensation programs developed by the Committee during fiscal year 2011. The Committee also believes that an equity award, in the form of restricted stock vesting over time, is an important component to provide the executives with an incentive to remain with the Company over time and to provide them with an interest that is aligned with the interests of our shareholders. In arriving at these compensation packages, our Compensation Committee considered the past compensation levels and equity awards provided to our other current and previous senior officers, the Committee’s knowledge of the market for similar personnel, and, in the case of Mr. Stone and Ms. Hart, advice from the executive search firms that assisted us in finding and recruiting each to the Company. The severance rights provided to the executives are considered by the Committee to be a reasonable payment amounts in order to provide the executives with some security in joining the Company at a time when our future growth and success are uncertain.
Tax, Accounting and Other Considerations
Our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the annual deduction a public company can take for U.S. federal income tax purposes for compensation paid to certain employees to $1.0 million each. Our Compensation Committee expects that all compensation we pay to our executive officers in fiscal year 2011 will be deductible for federal income tax purposes but our Compensation Committee reserves the discretion to approve compensation that will not meet these requirements as necessary to ensure competitive levels of total executive compensation for our executive officers. Although our Compensation Committee considers minimizing federal income tax expense an important goal in our financial planning process, it does not expect that it will be the only or even the most important goal.
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
Compensation Committee Report
The Compensation Committee, which is comprised entirely of independent directors, has reviewed and discussed with management the Compensation Discussion and Analysis included in this proxy statement in accordance with Item 402(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Compensation Committee:

Bruce Steinberg, Chairman
Will Adams
Jack Jacobs
2010 Summary Compensation Table
The table below presents information regarding the compensation for fiscal years 2010, 2009, and 2008 for our President and Chief Executive Officer, our Chief Financial Officer, our former chief financial officer, and all of our other executive officers employed by us at any time during fiscal year 2010. The individuals listed in the Summary Compensation Table are referred to collectively in this proxy statement as the “named executive officers.”

					Stock	Option	All Other
	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Total
Name and Principal Position(1)	Year	($)	($)		($)(2)	($)(2)	($)(3)	($)
Christopher J. Davino(4)	2010	449,038	246,280		—	737,100	25,523	1,457,911
President and Chief Executive Officer	2009	54,839	35,000	(5)	—	—	12,470	102,309
John Stone (6)	2010	177,954	8,462		58,500	—	11,707	256,623
Chief Financial Officer
Kelli L. Kellar(7)	2010	31,238	—		—	—	144,001	175,239
Former Acting Chief Financial Officer	2009	152,882	5,000		—	—	11,865	169,747
and Chief Accounting Officer	2008	70,288	38,300		276,150	83,600	4,907	473,245
Robert Brandon (8)	2010	220,997	75,500		—	—	15,903	312,400
General Counsel and Vice President of
Business Affairs

(1)	Ms. Hart was appointed as our Chief Marketing Officer on May 13, 2010, after the end of fiscal year 2010, and is, therefore, not included in this table.

(2)	The dollar value of restricted stock and option grants represent the grant date fair value calculated in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 9 (Stock Compensation and Stock Options) to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2010.

(3)	The amounts in the All Other Compensation Column for fiscal year 2010 consist of the following compensation items:

		Medical		Living and
		Insurance	Auto	Commuting		Unpaid
	Year	Premiums	Allowance	Allowance	Relocation	Vacation	Severance	Consulting	Total
Name	(a)	($)	($)	($)	($)	($)	($)	($)	($)
Christopher J. Davino	2010	9,009		16,514					25,523
John Stone	2010	11,707							11,707
Kelli L. Kellar	2010	14,547					129,454		144,001
Robert Brandon	2010	15,903							15,903

(a)	The table above summarizes the amounts in the All Other Compensation Column for fiscal year 2010. The All Other Compensation Column for fiscal year 2008 includes medical expenses of $4,907 for Ms. Kellar. The All Other Compensation Column for fiscal year 2009 includes medical insurance premiums of $11,865 for Ms. Kellar and $2,051 in medical insurance premiums and $10,419 in living and commuting allowances for Mr. Davino.

(b)	Pursuant to her employment agreement, upon her resignation on May 15, 2009, Ms. Kellar became entitled to a severance payment of $150,000 and continued health insurance benefits. The amount in this column represents the severance payment received by Ms. Kellar during fiscal year 2010.

(4)	Mr. Davino was appointed as our interim President and Chief Executive Officer on January 28, 2009, following the conclusion of Sellers Capital LLC’s consent solicitation. On the same day, he was seated as one of our directors. On September 3, 2009, Mr. Davino was appointed as our permanent President and Chief Executive Officer.

(5)	Amount included in this column includes $35,000 of bonus earned for fiscal year 2009 but not determined and paid until fiscal year 2010. This bonus was not included in Mr. Davino’s 2009 compensation in the proxy statement for the 2009 annual meeting of shareholders.

(6)	Mr. Stone was appointed as our Chief Financial Officer on May 13, 2009.

(7)	Ms. Kellar resigned from the Company effective May 15, 2009.

(8)	Mr. Brandon was appointed as our General Counsel and Vice President of Business Affairs on October 23, 2009. He was previously Deputy General Counsel for the Company.
2010 Grants of Plan-Based Awards

The following table shows the estimated payout under Mr. Davino’s bonus arrangements, as further described in the sections titled “Compensation Discussion and Analysis” and “Employment Agreements” and grants of equity awards to Mr. Davino and Mr. Stone during fiscal year 2010.

						All Other		All Other
						Stock		Option		Exercise	Grant
						Awards:		Awards:		or Base	Date Fair
		Estimated Future Payouts				Number of		Number of		Price of	Value of
		Under Non-Equity Incentive Plan Awards				Shares of		Securities		Option	Stock and
	Grant	Threshold	Target		Maximum	Stock of		Underlying		Awards	Option
Name	Date	($)	($)		($)	Units: (#)		Options: (#)		($/sh)	Awards

Christopher J. Davino	1/28/2009		$210,000	(1)
	9/3/2009		$72,500	(2)
	9/3/2009							1,170,000	(3)	$0.69	$737,100
John Stone	5/13/2009					75,000	(4)				$58,500
Kelli L. Kellar		—	—		—	—		—		—	—
Robert A. Brandon		—	—		—	—		—		—	—

(1)	Represents the estimated future bonus payouts upon Mr. Davino’s satisfaction of the performance criteria established by our Compensation Committee for the period Mr. Davino served as interim president and chief executive officer. This bonus opportunity is pursuant to an employment agreement between the Company and Mr. Davino dated January 28, 2009. The actual bonus paid under this agreement was $210,000 and is included in the Summary Compensation Table.

(2)	Represents the target bonus payout under Mr. Davino’s employment agreement dated September 3, 2009. Pursuant to this agreement the bonus opportunity for fiscal year 2010 is prorated from the date Mr. Davino and the Company entered into the agreement. The actual bonus paid under this agreement was $36,250, which is included in the Summary Compensation Table and represents 50% of Mr. Davino’s bonus opportunity for this time period.

(3)	Stock options granted pursuant to Mr. Davino’s employment agreement dated September 3, 2009. The options vest in thirds over the first three years from the date of grant and expire ten years from the date of grant. The grant was made under the 2009 Equity Incentive Plan of the Company.

(4)	Restricted stock granted pursuant to Mr. Stone’s employment agreement with the Company effective May 13, 2009. The restricted stock vests in thirds on the first three anniversary dates from the date of grant.
Annual Base Salary as a Percent of Total Compensation
Annual base salaries paid to our named executive officers for fiscal year 2010 are shown in the 2010 Summary Compensation Table.
For fiscal year 2010, the salary paid to each of our named executive officers constituted the following percentage of each executive’s total compensation: Mr. Davino — 31%; Mr. Stone — 69%; Ms. Kellar — 18%; and Mr. Brandon — 71%.
  Employment Agreements
Set forth below are summaries of the key terms of our employment agreements with the named executive officers listed in the 2010 Summary Compensation Table that are currently officers of the Company. The persons listed in the 2010 Summary Compensation Table that are no longer employed by the Company received compensation pursuant to employment agreements that have been summarized in prior filings made by the Company with the SEC.
The employment agreements with our existing officers are as follows:
Christopher J. Davino. Effective as of January 28, 2009, we entered into an employment agreement with Mr. Davino for his services as our interim President and Chief Executive Officer. Following the expiration of the initial term on May 28, 2009, the term of the agreement automatically extended by successive one-month periods unless either party terminated the agreement by notifying the other party in writing at least 30 days prior to the end of the applicable renewal term.

Pursuant to his employment agreement, Mr. Davino received a salary of $50,000 per month. We also reimbursed Mr. Davino’s living and commuting expenses not in excess of $9,500 per month. After four months of employment, Mr. Davino became eligible to receive a performance-based cash bonus of up to $35,000 per month, including for the first four months of his employment. Mr. Davino’s employment agreement as interim president and chief executive officer did not provide any severance payments upon termination of the agreement for any reason.
Effective September 3. 2009, the Company entered into a new employment agreement with Mr. Davino based on his change in position to President and Chief Executive Officer (the “Agreement”). Pursuant to the Agreement, Mr. Davino will receive an annual salary of $290,000, a housing stipend of $2,000 per month and reimbursement of commuting expenses. The Agreement provides Mr. Davino with an annual incentive bonus opportunity, with a “target” annual incentive opportunity equal to 50 percent of his annual base salary. The incentive payments will be based on Mr. Davino’s achievement of performance objectives established by the Company’s Board of Directors, provided that at least one-half of the annual incentive opportunity will be based on the Company’s achievement of quantitative financial metrics. The Agreement also included a grant of 1,170,000 stock options to Mr. Davino, which vest three years from the date of grant and expire ten years from the date of grant.
If the Company terminates Mr. Davino without cause or elects not to renew the Agreement, or if Mr. Davino resigns for good reason, he will be entitled to a severance payment equal to 150 percent of his annual base salary and an annual incentive bonus for the entire year of termination, calculated pursuant to the Agreement. Upon any termination that triggers severance, Mr. Davino’s stock options will vest in full and will remain exercisable for two years following the termination.
John A. Stone. Effective as of May 13, 2009, after the end of fiscal year 2009, Mr. Stone became our Chief Financial Officer. We entered into an employment agreement with Mr. Stone, pursuant to which Mr. Stone is entitled to receive a base salary of $220,000 per year, a performance bonus opportunity pursuant to the incentive compensation programs that will be developed by our Compensation Committee, and a restricted stock grant of 75,000 shares of our common stock vesting over three years. In addition, if Mr. Stone is terminated by us without cause, he terminates his employment for good reason, or his employment is in certain circumstances terminated after we hire a new chief executive officer or sell the company, he will be entitled to severance pay equal to four months of his base salary.
Robert A. Brandon. In connection with Mr. Brandon’s appointment as our General Counsel, our Compensation Committee approved an amended employment agreement for Mr. Brandon that includes a base salary of $240,00 per year, a performance bonus opportunity of 25% of his base salary, and a restricted stock grant of 60,000 additional shares of our common stock that vest over three years. In accordance with the terms of Mr. Brandon’s existing employment agreement, entered into in June 2008, if Mr. Brandon is terminated without cause he is entitled to the remainder of his base salary through June 2011.
M. Kris Hart. In connection with Ms. Hart’s appointment as our Vice President and Chief Marketing Officer, our Compensation Committee approved compensation for Ms. Hart that includes a base salary of $225,000 per year, a performance bonus opportunity that will be consistent with the incentive compensation programs that will be developed by our Compensation Committee, and a restricted stock grant of 75,000 shares of our common stock that vest over three years. In addition, if Ms. Hart is terminated by us without cause or she terminates her employment for good reason, she will be entitled to severance pay equal to six months of her base salary.

Outstanding Equity Awards at February 28, 2010
The following table shows information regarding our named executive officers’ outstanding equity-based awards as of February 28, 2010.

	Option Awards						Stock Awards
	Number of		Number of
	Shares		Shares						Market
	Underlying		Underlying				Number of		Value
	Unexercised		Unexercised		Option		Shares		of Shares
	Options		Options		Exercise	Option	That Have		That Have
	(#)		(#)		Price	Expiration	Not Vested		Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)(1)
Christopher J. Davino			1,170,000	(2)	$0.69	9/3/2019
John Stone							75,000	(3)	$94,500
Kelli L. Kellar	6,663	(4)			$9.93	11/27/2017
Robert A. Brandon							10,000	(5)	$12,600

(1)	The market value of shares reported in this column is based on the closing market price of our common stock of $1.26 per share on February 26, 2010, which was the last trading day of fiscal year 2010.

(2)	These options vest in thirds on August 28, 2010, August 28, 2011 and August 28, 2012.

(3)	These restricted shares vest in thirds on May 13, 2010, May 13, 2011 and May 13, 2012.

(4)	Of the 6,666 options unexercisable at February 28, 2009, 3,333 options were accelerated and became exercisable and 3,333 options were forfeited in connection with Ms. Kellar’s resignation on May 15, 2009. These options had a three-year vesting period, with 33 1/3% of these options vesting on each of the first, second and third anniversaries of the November 27, 2007 grant date.

(5)	These restricted shares vest one half on June 9, 2010 and one half on June 9, 2011.

2010 Option Exercises and Stock Vested
The following table shows information regarding aggregate stock option exercises and aggregate stock awards vested, including in each case the value realized upon exercise or vesting, during fiscal year 2009 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Christopher J. Davino	—	—	—	—
John Stone	—	—	—	—
Kelli L. Kellar	—	—	8,334	$7,167
Robert A. Brandon	—	—	5,000	$4,000

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price of our common stock on the date of exercise, multiplied by the number of shares acquired.
Potential Payments Upon Termination or Change-of-Control
We currently have four executive officers — Mr. Davino, Mr. Stone, Mr. Brandon and Ms. Hart. For a description of the potential payments to each in the case of a change in control, please see the section titled “Employment Agreements.”
Pursuant to the Company’s 2000 Stock Option Plan and Amended and Restated 2004 Stock Option Plan, upon the effective date of a change-of-control of the Company, our Board of Directors may declare that each option granted under these plans shall terminate as of a date fixed by the Board. Each named executive officer would then have the right, during the period of 30 days preceding such termination, to exercise his or her options as to all or any part of the shares of stock covered by the options.
In addition, pursuant to our Amended and Restated 2007 Restricted Stock Plan, upon the effective date of a change-of-control of the Company, all awards of restricted stock outstanding under the Plan and held by our named executive officers would immediately vest in full.
Pursuant to our 2009 Equity Incentive Plan, upon the effective date of a change in control, all awards that are not assumed, converted or replaced by the resulting entity in the change in control will become exercisable and vest immediately, and all performance criteria will be deemed to be satisfied at target levels. At the option of the Company, the awards may instead be terminated and the value of each paid in cash to the grantee of the award.
Compensation Committee
Our Compensation Committee was formed in April 2006. The current members of the Compensation Committee are Mr. Adams (chairman), Mr. Jacobs and Mr. Steinberg. Mr. Steinberg served as chair of the Compensation Committee until June 2010. Our Board of Directors has determined that each of the members of our Compensation Committee is independent in accordance with the listing standards of the NASDAQ Global Market. The Compensation Committee met eleven times in fiscal year 2010.
Our Compensation Committee discharges the responsibilities of our Board of Directors relating to the compensation of our executive officers. Among its duties, our Compensation Committee determines the compensation and benefits paid to our executive officers, including our President and Chief Executive Officer.
Our Compensation Committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.
Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this proxy statement titled “Director Compensation.”

In addition, our Compensation Committee is responsible for reviewing and discussing with management the Compensation Discussion and Analysis that SEC rules require be included in our annual proxy statement, preparing the Committee’s report that SEC rules require be included in our annual proxy statement, and performing such other tasks that are consistent with its charter. The Compensation Committee’s report relating to fiscal year 2010 is included herein.
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
New Director Compensation Plan
On April 23, 2009, our Board of Directors approved a new director compensation plan to attract and retain qualified directors to assist us in efforts to turnaround our the performance of our Company. Under the new plan, we pay an annual retainer of $90,000 to each of our non-employee directors, which is paid partly in equity and partly in cash. The purpose of the equity component is to better align the interests of our directors with those of our shareholders. The directors do not receive additional fees for attendance at Board or Board committee meetings. Mr. Sellers does not accept any compensation for his services as a director or chairman of our Board of Directors.
For the 2009 calendar year, due to the limited availability of shares under our 2007 Restricted Stock Plan, each non-employee director was requested to elect $20,000 of the annual retainer to be paid in equity and $70,000 of the annual retainer to be paid in cash. Equity compensation is in the form of restricted stock units vesting on the earlier of (i) January 1, 2010, (ii) a change-of-control, or (iii) the day when a director ceases to serve on our Board of Directors. If a director ceased to be a member of our Board of Directors, his restricted stock units vested immediately and proportionately to the period of time served by the director during the year. The restricted stock units were payable to the non-employee director, in shares of our common stock, within 20 days after becoming vested, and any units that did not vest were forfeited. Cash compensation was paid monthly.
For the 2010 calendar year, each non-employee director could elect to receive the annual retainer in either (a) $50,000 equity and $40,000 cash or (b) $20,000 equity and $70,000 cash. Equity compensation is in the form of restricted stock units granted under the 2009 Equity Incentive Plan and vesting on the earlier of (i) January 1, 2011, (ii) a change-of-control, or (iii) the day when a director ceases to serve on our Board of Directors. If a director ceases to be a member of our Board of Directors, his restricted stock units will vest immediately and proportionately to the period of time served by the director during the year. The restricted stock units will be payable to the non-employee director, in shares of our common stock, within 20 days after becoming vested, and any units that do not vest will be forfeited. Cash compensation is paid monthly.

2010 Director Compensation Table
The following table sets forth information regarding the compensation of our non-employee directors for fiscal year 2010. Information about the compensation of Mr. Davino, for his services during fiscal year 2009 is reflected in the 2009 Summary Compensation table.

	Fees Earned
	or Paid in		Stock		Option	All Other
	Cash		Awards		Awards	Compensation	Total
Name	($)		($)(1)		($)(2)	($)(3)	($)
William M. Adams	70,000	(5)	20,000	(6)	—	—	90,000
Douglas Banker	71,900	(5)	20,000	(6)	—	81,187	173,087
Ronald Bernard(4)	41,667	(5)	3,333	(6)	—	—	45,000
N. Nick Cretan(7)	31,367	(5)	8,612	(6)	—	855	40,834
Mark A. Hugh Sam(7)	29,167	(5)	8,612	(6)	—	—	40,178
Jack Jacobs	70,000	(5)	20,000	(6)	—	—	90,000
Steve Palley(4)	41,667	(5)	3,333	(6)	—	—	45,000
Alan B. Reed(7)	32,267	(5)	8,612	(6)	—	2,399	40,881
Mark A. Sellers(8)	—		—		—	—	—
Bruce Steinberg	70,000	(5)	20,000	(6)	—	—	90,000
Samuel Weiser(4)	50,833	(5)	8,333	(6)	—	143,750	202,916

(1)	Represents the full grant date fair value computed in accordance with FASB ASC Topic 718, on the same basis as disclosed in footnote 2 to the 2010 Summary Compensation Table.

(2)	We did not grant any stock option awards to our non-employee directors for fiscal year 2010. As of February 28, 2010, the following vested and unvested stock option awards, in aggregate, were outstanding: Douglas Banker — 225,000 options.

(3)	For Mr. Banker, includes $8,189 in health insurance premiums under a benefit plan previously available to directors of the Company and $72,998 for consulting services provided to the Company. For Mr. Weiser, includes consulting services provided to the Company, as more fully described under “Certain Relationships and Related Party Transactions.” For Messrs. Cretan and Reed, includes health insurance premiums under a benefit plan previously available to directors of the Company in the amount of $855 and $2,399, respectively.

(4)	Mr. Weiser was elected as a director by the shareholders of the Company on August 6, 2009. Messrs. Bernard and Palley were elected as directors by the Board effective September 15, 2009.

(5)	Represents the amount earned with respect to fiscal year 2010. The amounts reported for Messrs. Banker, Cretan, Hugh Sam and Reed include meeting fees paid in early 2009 pursuant to a previous director compensation plan, before the current director compensation program was adopted.

(6)	Messrs. Adams, Banker, Cretan, Hugh Sam, Jacobs, Reed and Steinberg were each granted 27,398 restricted stock units as of April 23, 2009. The amounts shown in this column include the portion of these units attributable to the period from March 1, 2009 to December 31, 2009. Messrs. Cretan, Hugh Sam and Reed did not stand for reelection at the last annual meeting, accordingly this column reflects the pro rata portion of this grant for the period from March 1, 2009 until August 6, 2009; the remaining shares in this grant were forfeited as of that date. On January 1, 2010, the directors were granted additional restricted stock units in accordance with their elections to receive yearly director fees in a split of cash and restricted stock units. Messrs. Adams, Banker, Bernard, Jacobs, Palley and Steinberg elected to receive their compensation as $70,000 cash and $20,000 in restricted stock units; Mr. Weiser elected to receive his compensation as $40,000 cash and $50,000 in restricted stock units. The amounts shown in this column include the portion of these units attributable to the period from January 1, 2010 to February 28, 2010.

(7)	Messrs. Cretan, Hugh Sam and Reed did not stand for reelection at the last annual meeting of shareholders. Their terms as directors expired on August 6, 2009.

(8)	Mr. Sellers has elected not to receive any compensation for his services as a director or the Chairman of our Board of Directors.

Compensation Committee Interlocks and Insider Participation
No current member of our Compensation Committee: (i) was an officer or employee of ours or any of our subsidiaries during fiscal year 2010; (ii) was formerly an officer of ours or any of our subsidiaries; or (iii) had any relationship requiring disclosure in this proxy statement pursuant to SEC rules. In addition, none of our executive officers served: (i) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) as a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of our company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our Shareholders
Except as indicated otherwise, the following table sets forth certain information, as of June 14, 2010, regarding the beneficial ownership of our common stock by:
•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors, nominees for directors and executive officers; and
•	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned
	Number of	Percentage of
Name of Beneficial Owner	Shares (#)	Class (%) (1)
More than 5% Shareholders:
Sellers Capital Master Fund, Ltd.(2)	21,721,624	45.37%
William S. and Janice S. Gasparrini(3)	2,288,937	4.78%
Directors, Director Nominees and Executive Officers:
William M. Adams(4)	34,398	*
Douglas Banker(4)(5)	352,398	*
Ronald Bernard(4)	0	*
Robert A. Brandon(6)	75,000	*
Christopher J. Davino(7)	395,000	*
Jack Jacobs(4)	32,398	*
M. Kris Hart(8)	75,000	*
Stephen Palley(4)	0	*
Mark A. Sellers(2)	21,721,624	45.37%
Bruce Steinberg(4)	27,398	*
John A. Stone(9)	75,000	*
Samuel S. Weiser(4)	0	*
Directors and executive officers as a group (12 persons)(10)	22,788, 216	46.99%

(1)	As reported by such persons as of June 14, 2010, with percentages based on 47,877,733 shares of our common stock issued and outstanding, except as indicated otherwise and except where the person has the right to acquire shares within the next 60 days (as indicated in the other footnotes to this table), which increases the number of shares beneficially owned by such person and the number of shares outstanding. We have determined beneficial ownership in accordance with the SEC’s rules. Under such rules, “beneficial ownership” is deemed to include shares for which the individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by exercise of options. Shares that may be acquired within 60 days are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that shareholder. We have omitted percentages of less than 1% from the table (indicated by *).

(2)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D/A filed with the SEC by Sellers Capital Master Fund, Ltd., Sellers Capital LLC, and Mark A. Sellers on October 19, 2009. Each reporting person reports shared voting and dispositive power with respect to 21,721,624 of such shares. Mark A. Sellers is the managing member of Sellers Capital LLC, which is the investment manager to and general partner of Sellers Capital Master Fund, Ltd. Mr. Sellers disclaimed beneficial ownership of shares of our common stock, except to the extent of his pecuniary interest therein. The principal business office of Sellers Capital Master Fund, Ltd. is c/o M&C Corporate Services, Ugland House, South Church Street, P.O. Box 309 GT, George Town, Grand Cayman, Cayman Islands. The principal business office of Sellers Capital LLC and Mark A. Sellers is 311 S. Wacker Drive, Suite 925, Chicago, Illinois 60606.

(3)	This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D filed with the SEC by William S. Gasparrini and Janice S. Gasparrini on July 7, 2005. Mr. Gasparrini reports sole voting and dispositive power with respect to 544,994 of such shares and Mr. and Mrs. Gasparrini report shared voting and dispositive power with respect to 1,743,943 of such shares. Mr. and Mrs. Gasparrini have the power to vote or to direct to vote, and the power to dispose or direct the disposition of, the reported shares. The Gasparrinis’ address is 23 Oak Street, Greenwich, Connecticut 06830.

(4)	The number shown does not include restricted stock units granted to each of our non-employee directors (other than Mr. Sellers) on January 1, 2010: for Messrs. Adams, Banker, Bernard, Jacobs, Palley and Steinberg, 16,000 units each and for Mr. Weiser, 40,000 units. These units will vest and will be paid in shares of common stock on January 1, 2011.

(5)	The number shown includes presently exercisable options to purchase 225,000 shares of common stock.

(6)	The number shown represents the 75,000 shares of restricted stock that Mr. Brandon is entitled to receive under his employment agreement with us.

(7)	The number shown includes presently exercisable options to purchase 390,000 shares of common stock.

(8)	The number shown represents the 75,000 shares of restricted stock that Ms. Hart is entitled to receive under her employment agreement with us.

(9)	The number shown represents the 75,000 shares of restricted stock that Mr. Stone is entitled to receive under his employment agreement with us.

(10)	Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of June 14, 2010. During fiscal year 2010, Ms. Kellar resigned as an executive officer. We are unable to determine her current holdings of our common stock.
Changes of Control
We are not aware of any arrangement that might result in a change-of-control in the future.
Sellers Capital, our largest shareholder, purchased from us convertible notes in the principal amount of $6.0 million on May 6, 2009 and convertible notes in the principal amount of $5.55 million on June 15, 2009. The financing was approved by the Company’s Board of Directors, upon the recommendation of its Financing and Strategic Alternatives Committee, which was charged with considering the transaction and other possible financing transactions available to us. These transactions were approved by shareholders at the last annual meeting. On September 30 and October 1, 2009, the Company exercised its rights pursuant to the agreement to convert the notes to shares of the Company’s common stock. A total of 16,328,976 shares of the Company’s common stock was issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares. As a result of this transaction, Sellers Capital owns approximately 46% of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
On February 2, 2009, we entered into a month-to-month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser, pursuant to which Mr. Weiser provided consulting services to us at a rate of $1,250 a day, not to exceed 16 days per month, and after three months was eligible for an incentive award at the sole discretion of the Compensation Committee of our Board of Directors. Mr. Weiser was also the chief operating officer of Sellers Capital, LLC, which manages Sellers Capital Master Fund, Ltd., our largest shareholder. During the time this consulting agreement was in effect, Mr. Weiser became a director nominee. After his election as a director, Mr. Weiser’s consulting contract was terminated. Mr. Weiser earned and was paid a total of $143,750 for consulting services in fiscal year 2010.
As described above fully under “Changes in Control,” Sellers Capital, our largest shareholder, purchased from us convertible notes in the principal amount of $6.0 million on May 6, 2009 and convertible notes in the principal amount of $5.55 million on June 15, 2009. This transaction was approved by shareholders at the last annual meeting. On September 30 and October 1, 2009, the Company exercised its rights pursuant to the agreement to convert the notes to 16,328,976 shares of the Company’s common stock.
Policies and Procedures for Review, Approval or Ratification of Related Person Transactions
Pursuant to policies and procedures adopted by our Board of Directors, our Audit Committee or our full Board of Directors reviews and approves in advance all relationships and transactions in which the Company and our directors or executive officers, or their immediate family members, are participants. All existing related party transactions are reviewed at least annually by our Audit Committee or our full Board of Directors. Any director or officer with an interest in a related party transaction is expected to recuse himself or herself from any consideration of the matter.
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
Independence of Directors
Our Board of Directors has affirmatively determined that each of Messrs. Adams, Banker, Bernard, Jacobs, Palley, Sellers, Steinberg and Mr. Weiser qualifies as independent in accordance with the listing standards of the NASDAQ Global Market, except that Mr. Sellers and Mr. Weiser would not be independent for purposes of serving on our Audit Committee due to their affiliation with Sellers Capital Master Fund, Ltd., our largest shareholder. In making these determinations, in addition to the matters described under “Related Party Transactions”, the Board considered the fact that Mr. Banker provided certain consulting services to the Company during fiscal year 2010 that were not sufficiently material to require disclosure under the applicable rules of the Securities and Exchange Commission. The independent directors meet regularly in executive sessions, which take place at least twice a year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Cherry, Bekaert & Holland, L.L.P. served as our independent registered public accountants for our fiscal years ended February 28, 2010 and February 29, 2009.
Fees Paid to Cherry, Bekaert & Holland, L.L.P.
We paid the following fees to Cherry, Bekaert & Holland, L.L.P. for fiscal year 2009 and 2010:

	Fiscal Year 2009	Fiscal Year 2010
Audit fees	$316,926	$356,013
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$316,926	$356,013

Audit fees for fiscal year 2009 and 2010 included fees associated with audits of our financial statements and reviews of our financial statements included in our quarterly reports on Form 10-Q. Audit fees for fiscal year 2009 and 2010 also included fees associated with audits of internal controls over financial reporting (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002). We did not pay any other fees to our independent registered public accounting firm for fiscal year 2009 or fiscal year 2010.
Policy on Pre-Approval of Audit and Permitted Non-Audit Services
The engagement of our independent registered public accounting firm for any non-audit accounting and tax services to be performed for us is limited to those circumstances where these services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services. Cherry, Bekaert & Holland, L.L.P. was not engaged to perform any non-audit services in fiscal year 2010. Pursuant to the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, the Audit Committee is responsible for the engagement of our independent registered public accounting firm and for pre-approving all audit and non-audit services provided by our independent registered public accounting firm that are not prohibited by law.
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
Our Audit Committee has pre-approved all services performed by our independent registered public accounting firm in fiscal year 2010. The pre-approval requirements are not applicable with respect to the provision of de minimis non-audit services that are approved in accordance with the Securities Exchange Act of 1934, as amended, and our Audit Committee’s charter.
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
Dated: June 28, 2010
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
				10-K	10.41†	05-27-09

10.31		Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.32		Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.33		Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.34		Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.35		Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.36	#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6	07-10-09

10.37	#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.38	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.39	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.40	#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.41	#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.42	#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

10.43	#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.44	#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.45	#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.46	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice	X*

10.47	#	Employment Agreement, dated May 13, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.48	#	Amended Employment Agreement, dated May 13, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

14.1		Premier Exhibitions, Inc. Code of Ethics	X*

16.1		Letter of Kempisty & Company Certified Public Accountants, P.C. to the Securities and Exchange Commission, dated August 22, 2008		8-K	16.1	08-27-08

21.1		Subsidiaries of the Company	X*

23.1		Consent of Cherry, Bekaert & Holland, L.L.P.	X*

23.2		Consent of Kempisty & Company Certified Public Accountants, P.C.	X*

31.1		Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1		Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.

*	Filed with the original Form 10-K