Form 10-Q
period 2010-05-31
PREMIER EXHIBITIONS, INC.
filed 2010-07-09
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on July 7, 2010 was 47,879,742.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MAY 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31,	February 28,
	2010	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,134	$10,339
Marketable securities	3,304	3,308
Accounts receivable, net of allowance for doubtful accounts of $755 and $697, respectively	2,860	2,613
Merchandise inventory, net of reserve of $255 and $281, respectively	766	845
Income taxes receivable	3,107	3,161
Prepaid expenses and other current assets	2,771	1,866

Total current assets	21,942	22,132

Artifacts owned, at cost	3,041	3,048
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $12,445 and $11,454, respectively	12,875	13,545
Exhibition licenses, net of accumulated amortization of $5,270 and $4,979, respectively	3,278	3,269
Deferred income taxes	928	927
Other assets	829	829

Total Assets	$42,894	$43,751

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$6,111	$5,518
Deferred revenue	1,502	1,705

Total current liabilities	7,613	7,223

Long-term liabilities:
Lease abandonment	3,478	3,666
Income taxes payable	1,226	1,214

Total long-term liabilities	4,704	4,880

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,879,742 and 47,804,742 shares, respectively; outstanding 46,813,293 and 46,738,293 shares, respectively	5	5
Additional paid-in capital	57,915	57,759
Accumulated deficit	(20,134)	(18,613)
Accumulated other comprehensive loss	(310)	(313)
Treasury stock, at cost; 1,066,449 shares	(7,190)	(7,190)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	30,286	31,648
Equity Attributable to Noncontrolling Interests	291	—

Total Liabilities and Shareholder’ Equity	$42,894	$43,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2010	2009

Revenue:
Exhibition revenues	$10,233	$9,850
Merchandise and other	828	1,087

Total revenue	11,061	10,937

Cost of revenue:
Exhibition costs	6,116	4,890
Cost of merchandise sold	202	252

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	6,318	5,142

Gross profit	4,743	5,795

Operating expenses:
General and administrative	4,930	7,324
Depreciation and amortization	1,303	1,627
Net loss on disposal of assets	29	—
Impairment of goodwill and intangible assets	—	4,512

Total operating expenses	6,262	13,463

Loss from operations	(1,519)	(7,668)

Other income (expense)	11	(39)

Loss before income taxes	(1,508)	(7,707)

(Provision for) benefit from income taxes	(12)	1,902

Net loss	$(1,520)	$(5,805)
Plus: Net loss attributable to noncontrolling interests	33	—

Net loss attributable to shareholders’ of Premier Exhibitions, Inc.	$(1,487)	$(5,805)

Net loss per share:
Basic loss per common share	$(0.03)	$(0.20)

Diluted loss per common share	$(0.03)	$(0.20)

Shares used in basic per share calculations	46,749,831	29,696,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,520)	$(5,805)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,303	1,627
Stock based compensation	126	212
Allowance for doubtful accounts	58	(439)
Impairment of goodwill and intangible assets	—	4,512
Lease abandonment	(188)	—
Loss on disposal of assets	(29)
Stock issued in connection with lawsuit settlement	—	50
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(305)	1,100
Increase in deferred income taxes	—	(983)
Decrease in prepaid expenses and other current assets	(574)	851
Decrease in artifacts owned	7	—
Increase in inventory	79	—
Decrease (increase) in income tax receivable	54	(364)
Decrease in deferred revenue	(203)	(435)
Increase (decrease) in accounts payable and accrued liabilities	593	(2,600)

Total adjustments	921	3,531

Net cash used in operating activities	(599)	(2,274)

Cash flows used by investing activities:
Purchases of property and equipment	(321)	(642)
Purchase of exhibition licenses	(300)	—
Marketable securities	4	—

Net cash used by investing activities	(617)	(642)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	6,000
Proceeds from option exercises	30	261

Net cash provided by financing activities	30	6,261

Effects of exchange rate changes on cash and cash equivalents	(19)	6

Net increase (decrease) in cash and cash equivalents	(1,205)	3,351
Cash and cash equivalents at beginning of year	10,339	4,452

Cash and cash equivalents at end of period	9,134	$7,803

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$48

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$—	$14

Receivable from noncontrolling interest	$324	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Background and Basis of Presentation
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since 1993, we have developed, deployed and operated exhibitions in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
When we use the terms the “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010 (“fiscal 2010”). In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2010, our results of operations for the three months ended May 31, 2010 and 2009 and cash flows for the three months ended May 31, 2010 and 2009. The data in the consolidated balance sheet as of February 28, 2010 was derived from our audited consolidated balance sheet as of February 28, 2010, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. The unaudited condensed consolidated financial statements include the accounts of Premier Exhibitions, Inc. and its wholly and partially owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three months ended May 31, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2011 (“fiscal 2011”).
2. Loss Per Share Data
Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Unless the effects are anti-dilutive, diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock. For the three months ended May 31, 2010 and 2009, basic per share amounts are calculated using the weighted average number of common shares outstanding during the respective periods and, if dilutive, potential common shares outstanding during the period. Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended May 31,
	2010	2009
	(in thousands, except share and per share data)
Numerator:
Net loss	$(1,520)	$(5,805)

Denominator:
Basic weighted-average shares outstanding	46,749,831	29,696,954
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	46,749,831	29,696,954

Net loss per share:
Basic	$(0.03)	$(0.20)

Since the three-month periods ended May 31, 2010 and 2009 resulted in net losses, the impact of dilutive effects of stock options and warrants was not added to the weighted average shares. Common stock options and warrants were not included in the diluted loss per share computation for the three months ended May 31, 2010 and 2009 because the option exercise price was greater than the average market price of the common shares. The number of shares not included was 2,796,449 and 3,246,655 for the three months ended May 31, 2010 and 2009, respectively.
3. Noncontrolling Interest
On May 14, 2010, the Company entered into a joint venture arrangement with a third party promoter to develop, design and produce future exhibitions. The Company and the third party each own 50% of the joint venture and will share equally in the funding requirements and profits and losses of the joint venture exhibitions. The Company and their joint venture partner will work together to identify, develop and produce mutually agreed upon new exhibitions or entertainment properties within the realm of popular culture. To date the Company has incurred several hundred thousand dollars in out of pocket expenditures in developing, creating and compiling the business and marketing plans as well as acquiring the exhibition rights for one such popular culture exhibit. The joint venture partner has agreed to 50% of the inumerated costs incurred related to this initial exhibit concept.
4. Legal Proceedings and Contingencies
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
You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010 (“fiscal 2010”), as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2010.
Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. For over 20 years, we have created, designed, marketed and presented educational and entertaining exhibitions. Our unique exhibition products are presented to the public in exhibition centers, museums, retail locations and other venues with high traffic such as the Luxor Hotel and Casino, Las Vegas, Nevada. Exhibitions revenue is generated primarily through admission ticket sales from either self-run venues or partner managed venues and through co-production agreements, third-party licensing, and sponsorships. We are currently configured to present 22 concurrent exhibitions, of which 17 are touring exhibitions that usually span four to six months. The remaining five are longer-term engagements which are located in New York, New York; Las Vegas, Nevada and Atlanta, Georgia. We currently operate and/or present and promote three different types of exhibitions:
•	“Titanic: The Artifact Exhibition,” (seven exhibitions)
•	“Bodies...The Exhibition,” and “Bodies Revealed” (fourteen exhibitions)
•	“Dialog in the Dark;” (one exhibition)
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
We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts. We have a Salvor’s lien on the remainder of the artifacts and, pending the federal court’s ruling on that lien, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of authentic data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological survey, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. We currently have the ability to operate seven concurrent Titanic exhibitions.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. We currently have the ability to present 14 concurrent human anatomy exhibitions.
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
During fiscal 2010, the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by:
•
Restructuring the business — First, management executed a reduction-in-force to align the human resources properly against the business. Then management began to rationalize the number of Bodies shows touring, reducing touring capacity from 16 to 13, and also negotiated the early termination of the Star Trek exhibition, three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows and bring capacity in line with the Company’s ability to keep shows touring profitably.

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

These activities taken together served to stabilize the Company. However, they came at great cost. The results of operations for fiscal 2010 included charges totaling approximately $20 million relating to the cost of restructuring the business, raising capital, mending key relationships, exiting portions of the business, negotiating early terminations to agreements, and defending and settling litigation and claims related to all these activities.

As we continue to take measures to stabilize the company management has implemented a cross-functional process for identifying potential markets to produce our existing exhibitions, optimal locations within those potential markets, and to identify and plan for potential issues that might arise going into markets being considered. This process is designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market. Management also implemented a process and structure to identify, evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. While these processes will evolve, management believes the business has a repeatable process to manage its operations that is broader than any one member of management and thereby decreases the risk profile and increases the likelihood of profitable operations.
Now, from a more stabilized base, management is embarking on a plan that focuses on growth and value creation over the longer term as well as repositioning the Company as the innovator in the entertainment industry.
The plan has several components including the re-launching of its core exhibitions; expanding the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on the ship’s 100 year anniversary in 2012; and developing new content to be presented through various channels to appeal to a broader consumer market.
Due to the lack of both historical investment in the core business as well as scope and breadth of our initiatives themselves, we will require between $7 million and $8 million of capital investment during the year ending February 28, 2011 (“fiscal 2011”). We estimate cash on hand and cash flows from operations will be adequate to fund these initiatives.
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
Titanic Expeditions
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and the surrounding oceanic areas. In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered and 140 hours of video tape footage and an estimated seven thousand still photographs were taken during the course of the 32 dives in that original expedition. A French maritime tribunal subsequently conveyed to us title to these artifacts. In 1993, RMST acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia concluded that such conveyance by the French tribunal was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit. On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.
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
These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system. Using more than 200 specimens, each exhibition follows a systems-based approach to human anatomy which examines our skeletal, muscular, nervous, digestive, respiratory, circulatory, urinary, integumentary (skin, sweat glands, hair, and nails), and reproductive systems.
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

Other Exhibitions
During our first fiscal quarter of 2011 we advanced approximately $300 thousand to a licensor for the right to develop, present and promote additional exhibitions, which are currently under development. We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
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
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 8% of our revenues and 24% of attendance for the quarter ended May 31, 2010 compared with 16% and 34% for the quarter ended May 31, 2009 resulted from exhibition activities outside the U.S. Historically, since our financial arrangements with our international trade partners have been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
The Quarter Ended May 31, 2010 Compared to the Quarter Ended May 31, 2009
Revenue. During the quarter ended May 31, 2010, our revenue increased by $0.1 million or 1% to $11.1 million primarily attributable to an increase in exhibition revenue of $0.4 million. Management was able to maintain a stable revenue stream while taking the Company in a new strategic direction of performing more self operated shows. This offers the potential for a greater revenue stream, but also exposes the Company to potential fluctuations in attendance as witnessed in the first fiscal quarter 2011. Attendance decreased to 753,875 for the three months ended May 31, 2010 compared to 1,188,219 for the same three month period ended May 31, 2009. Total exhibition days which is the total number of days in which our venues were open to the public, decreased to 1,314 for the three months ended May 31, 2010 compared to 1,624 for the same three months ended May 31, 2009. The decrease in operating days relates to management's decision to reduce the touring capacity of Bodies and eliminate the Star Trek Exhibition in fiscal 2010. Average daily attendance declined as well, but was partially offset by higher average ticket prices.
Our exhibition revenue and attendance for the quarters ended May 31, 2010 and 2009 may be summarized as follows (in thousands):

	Three Months Ended
	May 31,
	2010	2009

Exhibition revenue
Admissions revenue	$9,096	$7,930
Non-refundable license fees for current exhibitions	1,137	1,920

Total exhibition revenue	10,233	9,850
Merchandise and other	828	1,087

Total revenue	$11,061	$10,937

Key non-financial measurements
Number of venues presented	24	22
Operating days	1,314	1,624
Attendance (in thousands)	754	1,188
Average attendance per operating day	574	732

Merchandise and other revenue decreased approximately $0.3 million or 23.8% to $0.8 million during the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009.
Cost of revenue. Our total cost of sales of $6.3 million, which consists of exhibition costs, including marketing expenses, and cost of merchandise sold, increased by $1.2 million or 22.9% for our first quarter ended May 31, 2010 as compared to our first quarter ended May 31, 2009.

	Cost of Revenue
	(in thousands, except percentages)
			Change
	2010	2009	Amount	Percent

Exhibition costs

Production	$767	$1,235	$(468)	(37.9%)
Operating expenses	3,564	3,393	171	5.0%
Marketing	1,785	262	1,523	581.3%

	6,116	4,890	1,226	25.1%

Exhibition expense as percent of exhibition revenue	59.8%	49.6%

Cost of merchandise	202	252	(50)	(19.8%)

Cost of merchandise as percent of merchandise revenue	24.4%	23.2%

Total	$6,318	$5,142	1,176	22.9%

Percent of total revenue	57.1%	47.0%

Our exhibition costs increased by $1.2 million or 25.1% to $6.1 million for our first quarter this year as compared to the same quarter in fiscal year 2009. Our exhibition costs as a percentage of revenue was 59.8% for the three months ending May 31, 2010 compared to 49.6% for the same period last year. Marketing expense increased by $1.5 million as the Company curtailed marketing in the prior year quarter due to working capital constraints.
Cost of merchandise sold remained relatively unchanged for the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009.
Gross profit. During the quarter ended May 31, 2010, our gross profit decreased $1.1 million or 18.1% to $4.7 million as compared to the quarter ended May 31, 2009. The decrease in our gross profit is primarily related to increased advertising and venue operating costs as the Company shifts toward presenting more self-operated exhibitions. These increases were offset by lower storage and production costs. Gross profit margin was 43% and 53% for the quarters ended May 31, 2010 and 2009, respectively, also reflecting a higher percentage of self-operated exhibitions in the current quarter and lower admission revenue due to lower attendance.
Operating expenses. Our overall operating expenses decreased $7.2 million or 53.4% during the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009.
The prior year expenses included an impairment charge of $4.5 million.
Our general and administrative expenses of $4.9 million decreased $2.4 million or approximately 32.7% during the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009. The decrease in general and administrative expenses is primarily attributable to lower litigation and settlement expense, paid license fees for non-touring exhibitions and lower compensation expense.
Our depreciation and amortization expenses decreased $0.3 million or 19.9% to $1.3 million during the quarter ended May 31, 2010 as compared to the quarter ended May 31, 2009.
Loss from operations. We realized a loss from operations of $1.5 million during the quarter ended May 31, 2010 as compared to a loss from operations of $7.7 million during the quarter ended May 31, 2009.
Loss before income taxes. We realized a net loss before provision for income taxes of $1.5 million and $7.7 million for the quarters ended May 31, 2010 and 2009, respectively.

(Provision for) benefit from income taxes. We recorded income tax expense of $.01 million for the three months ended May 31, 2010 at an effective rate of 0.8% versus a tax benefit of $1.9 million at an effective rate of 25% for the same period in the prior year. The change in the effective rate is primarily due to the effect of the valuation allowance applied against substantially all net deferred tax assets in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 that resulted in the non-recognition of tax benefits in the U.S. tax jurisdiction.
Net loss. We realized a net loss of $1.5 million during the quarter ended May 31, 2010 as compared to a net loss of $5.8 million in the prior year period.
Loss per share. Basic and diluted loss per common share for the quarters ended May 31, 2010 and 2009 was $(0.03) and $(0.20), respectively. The basic and diluted weighted average shares outstanding for each of the quarters ended May 31, 2010 and 2009 were 46,749,831 and 29,696,954, respectively.
Liquidity and Capital Resources
The following tables show selected information about our cash flows during the three months ended May 31, 2010 and 2009 and selected balance sheet data as of May 31, 2010 and February 28, 2010 (in thousands):
Selected cash flow information:

	As of
	Three Months Ended May 31,
	2010	2009

Net cash used by operating activities	$(599)	$(2,274)
Net cash used by investing activities	(617)	(642)
Net cash provided by financing activities	30	6,261
Effects of exchange rate changes on cash and cash equivalents	(19)	6

Net decrease (increase) in cash and cash equivalents	$(1,205)	$3,351

Selected balance sheet data:

	As of
	May 31, 2010	February 28, 2010

Cash and cash equivalents	$9,134	$10,339
Marketable securities	3,304	3,308
Total assets	42,894	43,751
Total stockholders’ equity	30,286	31,648
Operating Activities. For the three months ended May 31, 2010, cash used by operations was $0.6 million, compared to $2.3 million cash used by operations for the period ended May 31, 2009.

The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) May 31, 2010 and February 28 2010.

	As of

	May 31, 2010	February 28, 2010
Working Capital	$14,329	$14,909
Current Ratio	2.88	3.06
Investing Activities. Cash used by investing activities was $0.6 million for the three months ended May 31, 2010 and for the three months ended May 31, 2009.
All cash used by investing activities for the three months ended May 31, 2010 was for the purchase of property and equipment and exhibition licenses.
Financing Activities. Cash from financing activities was $0.03 million for the three months ended May 31, 2010 compared to $6.3 million for the three months ended May 31, 2009.
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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2010.
Contractual Obligations
There have been no significant changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We do not have any debt. Our interest income is most sensitive to the general level of interest rates in the United States. Sensitivity analysis is used to measure our interest rate risk. For the quarter ended May 31, 2010, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.

Foreign Currency Risk
We conduct a portion of our business activities outside of the United States, and are thereby exposed to the risk of currency fluctuations between the United States dollar and foreign currencies of the countries in which we are conducting business. If the value of the United States dollar decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the United States will be adversely affected. During the quarter ended May 31, 2010, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the United States dollar in order to minimize the adverse potential effect of currency fluctuations.
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
Item 1. Legal Proceedings.
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against us in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with us under which we obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that we breached the contract when we purported to terminate it in April of 2009, and they seek fees and stock warrant agreements provided for under the agreement. We filed our answer and counterclaims on September 7, 2009. Answering the complaint, we denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. We counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On June 22, 2010, the plaintiffs amended their original complaint to include damages related to loss of royalties and increased the total amount claimed in the suit to approximately $16 million. The amendment of the complaint did not change the Company’s assessment of the merits of the case or the amount of the Company’s reserve related to this case. The litigation is in early stages of discovery, and we intend to vigorously defend the case and pursue our counterclaims.
There have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. During the three months ended May 31, 2010, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
On June 21, 2010, the Company’s largest shareholder, Sellers Capital Master Fund, Ltd. (SCF), informed the Company that at the request of the fund’s investors it intends to return all capital to them over the next 12 to 18 months. Mr. Mark Sellers, who is Chairman of the Board of Premier Exhibitions, Inc. and managing member of Sellers Capital LLC, informed the Company that he intends to look for a single buyer of the fund’s 46% equity investment in Premier’s common stock and does not intend to sell the shares in the open market. At the request of the Board and Mr. Sellers, a committee of the Board has engaged its investment banker to attempt to locate an appropriate buyer who will commit to the multi-year plan presented to the U.S. District Court for the Eastern District of Virginia, Norfolk Division, in November 2009 regarding expanding the Company’s role as trustee of the Titanic wreck site in conjunction with the ongoing litigation described under “Legal Matters” in this Form 10-Q. Management does recognize, however, that if a suitable buyer is not identified, Mr. Sellers may choose to take another course of action, including potentially selling his shares in the open market or in a privately negotiated transaction or distributing the (SCF) shares to his limited partners.
The plans of our largest shareholder to sell his block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company. The announcement will not likely result in a change in the Company’s ownership in the short term, but could serve to destabilize the trading price of our common stock in the short term. In addition, a single purchaser of the 46% block of common stock could also acquire effective control of the Company. Such a shareholder may not agree with the present strategic direction of the board of directors and management, creating uncertainty that the current strategic focus of the Company will continue over the longer term.
Item 6. Exhibits.
See Index to Exhibits on page 21 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: July 9, 2010	By:	/s/ Christopher J. Davino
Christopher J. Davino
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 9, 2010	By:	/s/ John A. Stone
John A. Stone
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification	X