Form 10-Q
period 2010-08-31
PREMIER EXHIBITIONS, INC.
filed 2010-10-15
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on October 12, 2010 was 47,839,661.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED AUGUST 31, 2010

Item 1. Financial Statements.
Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	August 31,
	2010	February 28,
	(unaudited)	2010
Assets

Current assets:
Cash and cash equivalents	$4,809	$10,339
Marketable securities	3,312	3,308
Accounts receivable, net of allowance for doubtful accounts of $682 and $697 respectively	3,110	2,613
Merchandise inventory, net of reserve of $279 and $281, respectively	838	845
Income taxes receivable	3,108	3,161
Prepaid expenses and other current assets	2,843	1,866

Total current assets	18,020	22,132

Artifacts owned, at cost	3,028	3,048
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $13,447 and $11,454, respectively	12,281	13,545
Exhibition licenses, net of accumulated amortization of $5,270 and $4,979, respectively	3,276	3,269
Deferred income taxes	928	927
Other long term assets	829	829
Titanic expedition costs incurred	2,567	—

Total Assets	$40,930	$43,751

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$5,336	$5,518
Deferred revenue	666	1,705

Total current liabilities	6,002	7,223
Long-term liabilities:
Lease abandonment	3,317	3,666
Income taxes payable	1,238	1,214

Total long-term liabilities	4,555	4,880

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,839,661 and 47,804,742 shares, respectively; outstanding 47,773,212 and 46,738,293 shares, respectively	5	5
Additional paid-in capital	58,092	57,759
Accumulated deficit	(20,282)	(18,613)
Accumulated other comprehensive loss	(390)	(313)
Treasury stock, at cost; 1,181,530 and 1,066,449 shares, respectively	(7,326)	(7,190)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	30,099	31,648
Equity Attributable to Noncontrolling Interests	274	—

Total Liabilities and Shareholder’ Equity	$40,930	$43,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Revenue:
Exhibition revenue	$12,641	$12,503	$22,874	$22,353
Merchandise and other	1,069	937	1,897	2,024

Total revenue	13,710	13,440	24,771	24,377

Cost of revenue:
Exhibition costs	8,480	5,052	14,596	9,942
Cost of merchandise sold	298	213	500	465

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	8,778	5,265	15,096	10,407

Gross profit	4,932	8,175	9,675	13,970

Operating expenses:
General and administrative	3,940	7,449	8,870	14,773
Depreciation and amortization	1,207	1,318	2,539	2,945
Impairment of goowill and intangible assets	—	—	—	4,512

Total operating expenses	5,147	8,767	11,409	22,230

Loss from operations	(215)	(592)	(1,734)	(8,260)

Other income (expense)	8	(171)	19	(209)

Loss before provision for income taxes	(207)	(763)	(1,715)	(8,469)

(Provision for) benefit from income taxes	(29)	250	(41)	2,152

Net loss	$(236)	$(513)	$(1,756)	$(6,317)
Plus: Net loss attributable to non-controlling interests	56	—	89	—

Net loss attributable to shareholders’ of Premier	$(180)	$(513)	$(1,667)	$(6,317)

Net loss per share:
Basic loss per common share	$(0.00)	$(0.02)	$(0.04)	$(0.21)

Diluted loss per common share	$(0.00)	$(0.02)	$(0.04)	$(0.21)

Shares used in basic per share calculations	46,853,678	30,212,306	46,801,472	29,954,630

Shares used in diluted per share calculations	46,853,678	30,212,306	46,801,472	29,954,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,756)	$(6,317)

Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	2,478	2,945
Stock based compensation	279	312
Provision for doubtful accounts	(15)	887
Stock issued in settlement of a lawsuit	—	50
Lease abandonment	(349)
Impairment of goodwill and intangibles assets	—	4,512
Changes in operating assets and liabilities:
Increase in accounts receivable	(482)	(1,143)
Decrease (increase) in merchandise inventory	7	(115)
Decrease (increase) in deferred income taxes	24	(1,498)
(Decrease) increase in prepaid expenses and other assets	(978)	3,214
Decrease in deferred revenue	(1,039)	(1,664)
Decrease in accounts payable and accrued liabilities	(182)	(6,907)
Decrease (increase) in income taxes receivable	53	(307)

Total adjustments	(204)	286

Net cash used by operating activities	(1,960)	(6,031)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(728)	(1,043)
Net increase in marketable securities	(4)	(2,007)
Purchase and development of exhibition licenses	(492)	—
Titanic expedition costs incurred	(2,567)	—
Cash provided by investing activity	274	—

Net cash used in investing activities	(3,517)	(3,050)

Cash flows from financing activities:
Proceeds from convertible notes	—	12,000
Proceeds from option and warrant exercises	24	261

Net cash provided by financing activities	24	12,261

Effects of exchange rate changes on cash and cash equivalents	(77)	21

Net (decrease) increase and cash equivalents	(5,530)	3,201
Cash and cash equivalents at beginning of period	10,339	4,452

Cash and cash equivalents at end of period	$4,809	$7,653

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$—	$14

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
When we use the terms the “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010 (“fiscal 2010”). In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2010, our results of operations for the three and six months ended August 31, 2010 and 2009 and cash flows for the six months ended August 31, 2010 and 2009. The data in the consolidated balance sheet as of February 28, 2010 was derived from our audited consolidated balance sheet as of February 28, 2010, as presented in our Annual Report on Form 10-K for our fiscal 2010. The unaudited condensed consolidated financial statements include the accounts of Premier Exhibitions, Inc. and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the six months ended August 31, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2011 (“fiscal 2011”).

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009

Numerator:
Net loss attributable to shareholders	$(180)	$(513)	$(1,667)	$(6,317)

Denominator:
Basic weighted-average shares outstanding	46,853,678	30,212,306	46,801,472	29,954,630
Effect of dilutive stock options and warrants	—	—	—	—

Diluted weighted-average shares outstanding	46,853,678	30,212,306	46,801,472	29,954,630

Net loss per share:
Basic	$(0.00)	$(0.02)	$(0.04)	$(0.21)

Diluted	$(0.00)	$(0.02)	$(0.04)	$(0.21)

Since the three and six-month periods ended August 31, 2010 and 2009 resulted in a net loss; the impact of dilutive effects of stock options was not added to the weighted average shares. Common stock options and warrants of 3,036,449 and 3,011,163 for the six months ended August 31, 2010 and 2009, respectively, were not included in per share computation because the exercise price was greater than the average market price of the common shares. Common stock options not included in per share computation because the option exercise price was greater than the average market price of the common shares were 3,036,449 and 2,823,171 for the six months ended August 31, 2010 and 2009, respectively.
3. 2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMS Titanic, Inc. (“RMST”), as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site 25 years after its discovery to develop a comprehensive archaeological map of the wreck site utilizing state-of-the-art high definition 2D and 3D cameras and sonar scans. RMST has brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance includes the Woods Hole Oceanographic Institution (WHOI), the Institute of Nautical Archaeology (INA), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (NOAA/ONMS), The National Park Service’s Submerged Resources Center (NPS) and the Waitt Institute. Never before have all of these entities partnered to work together on one project.
The Company has recorded $2.6 million in long-term assets related to the film footage and still images obtained during the expedition as well as the new website developed for the expedition, www.expeditiontitanic.com. The total expenditures are expected to be approximately $3.8 million, but the Company has not completed the allocation of costs to specific assets as of August 31, 2010, as it had not completed its analysis of the final expenditures at that date.
In addition, the general purpose of the expedition is to collect and interpret scientific data for the long-term protection and management of Titanic. The collected information, including 2D and 3D moving imagery, sonar imagery and other data, will be used to educate and enlighten future generations and will be added to the Company’s proprietary collection of Titanic artifacts. This information will provide the basis for an archaeological site plan of the wreck site, and ultimately a comprehensive long-term site management plan. The work product of the dive also has commercial value for public consumption through various distribution channels including movie theatres, our traveling museum exhibitions, straight to home DVD release, and retail merchandise sales in our stores, online and through wholesale and relicensing. We have sole legal ownership of the footage taken during the entire expedition.
We have capitalized the costs associated with the dive incurred through August 31, 2010. We believe theses costs have future value that can be recovered through future cash flows to the Company. We intend to amortize these costs in future periods over the estimated lives of the identified intangible assets derived from the dive.

4. Non-controlling Interest
On May 14, 2010, the Company entered into a joint venture arrangement with Michael Cohl’s promotional firm, S2BN Entertainment Corporation (“S2BN”), to develop, design and produce future exhibitions. The Company and S2BN each own 50 percent of the joint venture and will share equally in the funding requirements and profits and losses of the joint venture exhibitions. The Company and S2BN will work together to identify, develop and produce mutually agreed upon new exhibitions or entertainment properties within the realm of popular culture. In addition to costs incurred in prior periods, year to date in fiscal 2011, the Company has incurred $452 thousand in expenditures in developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for one such popular culture exhibit. The joint venture partner has agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept.
5. Stock Repurchase
On July 30, 2010 the Company announced a plan to repurchase up to 1.0 million of the Company’s common stock, and that repurchases may occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed repurchases may take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the quarter ended August 31, 2010, in accordance with Section 10b5-1, the Company repurchased 115,081 shares of common stock at an average cost of $1.16 per share.
6. Legal Proceedings and Contingencies
The Company is party to an ongoing salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company has maintained its status as sole Salvor-in-Possession of the Titanic wreck site and is awaiting an interim salvage award, in the form of title to the recovered Titanic artifacts or a monetary award.
In June 1994, the U. S. District Court for the Eastern District of Virginia awarded ownership to our wholly-owned subsidiary RMS Titanic, Inc., or RMST, of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. However, in two orders, dated September 26, 2001 and October 19, 2001, respectively, the district court restricted the sale of artifacts recovered by RMST from the Titanic wreck site. On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit affirmed the two orders of the district court. In its opinion, the appellate court reviewed and declared ambiguous the June 1994 order of the district court that had awarded ownership to RMST of the salvaged items. Having found the June 1994 order ambiguous, the court of appeals reinterpreted the order to convey only possession of the artifacts with a lien on them, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.
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
On October 23, 2009, the Board of Directors approved a resolution obligating RMST to create a trust and reserve fund (the “Trust Account”) if the District Court issues RMST an in-specie award in response to its motion for a salvage award and such in-specie award is issued subject only to the covenants and conditions already presented to and filed with the Court in conjunction with the Company’s motion for a salvage award. The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. If the Trust Account is created, the Company will make an initial payment of five hundred thousand dollars ($500 thousand) and will subsequently pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). This resolution was presented to the District Court in connection with the Company’s motion for a salvage award.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the Court set at approximately $110 million. The Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State, or State Department, and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the U.S. District Court for the Eastern District of Virginia, Norfolk Division, monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. Years ago we raised objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The United Kingdom signed the treaty in November 2003, and the U.S. signed the treaty in June 2004. For the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect.
The Company has worked with the United States government regarding several draft revisions to the government’s proposed legislation which would implement the Treaty. For years, the U.S. Department of State and NOAA have been working together to implement the Treaty. For nearly as long the Company has opposed the passage of the implementing legislation out of concerns that it failed to protect the Company’s interests in the wreck site and failed to insure continued scientific and historic exploration.

Several months ago the Department of State and NOAA resubmitted the draft legislation to Congress. RMST worked with the United States government to develop a number of textual modifications to the government’s proposed implementing legislation to address the Company’s concerns. RMST intends to support the passage of the implementing legislation into law. The Company believes that the passage of the legislation as modified by RMST will recognize the Company’s past and future role with regard to the wreck site.
RMST drafted a new section to the legislation which would establish a Titanic Advisory Council comprised of a member from RMST, NOAA, Department of State, and other key constituents of the deep sea community to make recommendations to the Commerce Department of the United States government regarding the protection and preservation of the wreck site through the creation of a long term site management plan. If passed, it would mark the first law requiring governmental agencies to work on an advisory council with specific private entities, including a salvor-in-possession, to jointly protect and oversee the management and protection of a shipwreck. In this respect, the advisory council would codify into law a formal relationship between the U.S. government and RMST as the salvor-in-possession and custodian/owner of a collection, to ensure additional oversight and protection of the wreck site, and to provide recommendations for future protection, preservation, maintenance and care of the wreck site and collection. Based on the Company’s consultations with NOAA, it is RMST’s expectation that the government will support these specific modifications to the legislation.
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
Proposed Legislation and Government Inquiries
On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies...The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City. The Company has voluntarily agreed to similar disclosures with the states of Washington and Missouri.

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
IRS Exams
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors and joint venture participants. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.
In this report, the terms “Premier Exhibitions, Inc.,” “Company,” “we,” “us,” and “our” mean Premier Exhibitions, Inc. and all entities included in our consolidated financial statements.
You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010, as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2010.

Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. For over 17 years, we have created, designed, marketed and presented educational and entertaining exhibitions. Our unique exhibition products are presented to the public in exhibition centers, museums, retail locations and other venues with high traffic such as the Luxor Hotel and Casino, Las Vegas, Nevada. Exhibitions revenue is generated primarily through admission ticket sales from either self-operated exhibitions or partner managed venues and through co-production agreements, third-party licensing, and sponsorships. We are currently configured to present 22 concurrent exhibitions, of which 17 are touring exhibitions that usually span four to six months. The remaining five are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Atlanta, Georgia and Mexico City, Mexico. We currently operate and/or present and promote three different types of exhibitions:
•	“Titanic: The Artifact Exhibition,” (seven exhibitions)
•	“Bodies...The Exhibition” and “Bodies Revealed,” (fourteen exhibitions)
•	“Dialog in the Dark.” (one exhibition)
Additionally, we may expand or contract our current exhibitions; in addition, we are evaluating other exhibitions’ concepts for presentation to the public.
Formed in 1987, we first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMS Titanic, Inc. (“RMST”) and which present the story of the ill-fated ocean liner, the RMS Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.
We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts raised in 1987. We have a Salvor’s lien on the remainder of the artifacts in the amount of 100 percent of the fair market value of the artifacts, which has been determined by the court with jurisdiction over the case to be approximately $110 million. Until the court satisfies this lien, either through a judicial sale or the grant of title to the artifacts to the Company, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of authentic data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our data, archives and expertise, as well as our Salvor-in-Possession status, put us in the best position to provide for the archaeological survey, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. We currently have the ability to operate seven concurrent Titanic exhibitions.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. We currently have the ability to present 14 concurrent human anatomy exhibitions.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibition is intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. We currently operate one “Dialog in the Dark” venue and future expansion is under review.
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
As we continue to take measures to stabilize the company, management has implemented a cross-functional process for identifying potential markets to produce our existing exhibitions, identifying optimal locations within those potential markets, and identifying and planning for potential issues that might arise going into markets being considered. This process is designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market. Management also implemented a process and structure to identify, evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. While these processes will evolve and there is always room for improvement, management believes the business has a repeatable process to manage its operations that is broader than any one member of management and thereby decreases the risk profile and increases the likelihood of profitable operations.
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
Historically, the Company has presented exhibitions in museums, with third party promoters, and in other retail spaces independently.  This last option we describe as a “self-operated” exhibition.  Each of these three distribution channels has their unique benefits and draw-backs.  With each exhibition in each location, we consider the availability of museums and reliable promoters to cooperate in the production of the exhibition.  Museums represent a particularly rich channel as they bring an established customer base and therefore a lower marketing and advertising expense in connection with promoting the exhibition.  We have relied on third party promoters to extend our geographic reach outside the United States, and particularly in very distant markets or where language and other cultural or legal and tax barriers make it costly or difficult to operate independently.  Promoters bring their own talent, experience and instinct to aid in promoting the exhibition and typically fund the working capital to produce the exhibition.  However, we have encountered significant difficulty working with some promoters, particularly related to timely collection of amounts owed to us under the terms of the exhibition license agreements with promoters and, to a lesser extent, museums.  In some cases, we have been forced to resort to legal action to collect amounts owed.  This collection risk obviously detracts from the profit potential of operating with promoters and to a lesser extent, museums.
In the last two years, museums have played a reduced roll in the touring of our exhibitions for a variety of reasons.  “Titanic: The Artifact Exhibition” has already played most of the museums in the United States, and in some cases twice.  While these exhibitions have all been successful, most museums anticipate an updated design before having the exhibition return.  We are in discussions with several museums in the United States to host “Titanic: The Artifact Exhibition” in its centennial year, calendar 2012.  We are also consulting with several museums in the United States on ways to improve on the design and content of the this exhibition, including incorporating imagery from our 2010 expedition to the Titanic wreck site in preparation for a tour of museums in 2012 and subsequently.  Our Bodies exhibitions have enjoyed successful tours in several museums in the United States but in the last two years have been produced more often with promoters or as self-operated exhibitions.  During the current year, we have begun to again book the “Bodies Revealed” exhibition with some museums in the United States, but the majority of the Bodies exhibitions has and will likely continue to be self-operated.
In addition to these considerations, management believes that in many cases the self-operated production and operating model offers the best opportunity for the highest return to the Company for the presentation of our exhibitions in many markets.  If we believe we can drive strong attendance to the exhibition in a particular market, we would prefer to own 100 percent of the profit from that market as opposed to sharing that profit with a museum or promoter.  However, we will continue to strive to balance our desire to own 100 percent of the profit from our exhibitions against our ability to execute independently and the working capital requirements of producing exhibitions independently.
Due to both the lack of historical investment in the core business as well as the scope and breadth of our initiatives themselves, we will require between $7 million and $8 million of capital investment during the year ending February 28, 2011 (“fiscal 2011”). We estimate cash on hand and cash flows from operations will be adequate to fund these initiatives. As of August 31, 2010, approximately $5 million has been spent on these initiatives, the majority of which has been capitalized.
Our principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and our telephone number is (404) 842-2600. We are a Florida corporation and maintain websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, and www.bodiesrevealed.com. Information on our websites is not part of this report.

Our Exhibitions
“Titanic: The Artifact Exhibition”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking, discovery and conservation. These objects are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 20 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, United Kingdom and Australia.
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
2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMS Titanic, Inc. (“RMST”), as Salvor-In-Possession of the RMS Titanic and its wreck site, conducted an expedition to the Titanic wreck site 25 years after its discovery to develop a comprehensive archaeological map of the wreck site utilizing state-of-the-art high definition 2D and 3D cameras and sonar scans. RMST has brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance includes the Woods Hole Oceanographic Institution (WHOI), the Institute of Nautical Archaeology (INA), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (NOAA/ONMS), The National Park Service’s Submerged Resources Center (NPS) and the Waitt Institute. Never before have all of these entities partnered to work together on one project.
The Company has recorded $2.6 million in long-term assets related to the film footage and still images obtained during the expedition as well as the new website developed for the expedition, www.expeditiontitanic.com. The total expenditures are expected to be approximately $3.8 million, but the Company has not completed the allocation of costs to specific assets as of August 31, 2010, as it had not completed its analysis of the final expenditures at that date.
In addition, the general purpose of the expedition is to collect and interpret scientific data for the long-term protection and management of Titanic. The collected information, including 2D and 3D moving imagery, sonar imagery and other data, will be used to educate and enlighten future generations and will be added to the Company’s proprietary collection of Titanic artifacts. This information will provide the basis for an archaeological site plan of the wreck site, and ultimately a comprehensive long-term site management plan. The work product of the dive also has commercial value for public consumption through various distribution channels including movie theatres, our traveling museum exhibitions, straight to home DVD release, and retail merchandise sales in our stores, online and through wholesale and relicensing. We have sole legal ownership of the footage taken during the entire expedition.

In addition to the alliance described above, we have long standing relationships with several other archaeologists and conservators for services to aid in stewardship of the Titanic wreck site. Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration. Having been submerged in the ocean for almost 100 years, artifacts have been subjected to the corrosive effects of seawater. The conservation of all artifacts recovered from the wreck site of the Titanic is an extensive process that employs many techniques in order to stabilize them for display in our exhibitions. We own and maintain an extensive database, together with digital and photographic archives, that establish, with certainty, the origin of the artifacts.
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
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibition is intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of their visually impaired guide, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We currently operate one “Dialog in the Dark” venue and future expansion is under review.

Other Exhibitions
During our first fiscal quarter of 2011, we advanced approximately $300 thousand to a licensor for the right to develop, present and promote additional exhibitions, which are currently under development. This right is being considered by the Company through a joint venture arrangement with Michael Cohl’s promotional firm, S2BN Entertainment (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and will share equally in the funding requirements and profits and losses of the joint venture exhibitions. We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
Merchandising
We earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (some of which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and photographs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on these sales. During the second quarter we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet.
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 15 percent of our revenues and 48 percent of attendance for the quarter ended August 31, 2010 compared with 14 percent and 31 percent for the quarter ended August 31, 2009 resulted from exhibition activities outside the U.S. Historically, since our financial arrangements with our international trade partners have been based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
The Quarter Ended August 31, 2010 Compared to the Quarter Ended August 31, 2009
Revenue. During the quarter ended August 31, 2010, our revenue increased by $0.3 million or 2 percent to $13.7 million compared to the same quarter in the prior year, which is primarily attributable to an increase in exhibition revenue. Exhibition revenue of $12.6 million increased by $0.1 million on decreased attendance of 1,176,184 for the three months ended August 31, 2010, compared with 1,324,495 for the same quarter last year. Attendance at our Titanic exhibitions increased by 143,405 this quarter compared with last year. Total exhibition days, which is the total number of days our exhibitions were open to the public, increased to 1,757 for the three months ended August 31, 2010 compared to 1,639 for the same period last year. Although the total number of exhibitions available to tour decreased by 2 to 22 this year, we managed to keep our touring capacity booked this year as compared to having part of our touring capacity last year in storage with no place to go. This increase in exhibition days was largely accomplished by self-operating in more markets than in the prior year period. Average attendance per exhibition day decreased 17 percent, with some locations, like Las Vegas, increasing, and others, particularly touring exhibitions, attendance hovering at or near break-even gross margin levels.
Merchandise and other revenue increased approximately $0.1 million to $1.1 million during the quarter ended August 31, 2010 as compared with the same quarter last year. This increase is primarily the result of more exhibition days in the current period.

	Three Months Ended
	August 31,
	2010	2009

Exhibition revenue
Admissions revenue	$11,022	$10,718
Guaranty and licensing revenue	1,619	1,785

Total exhibition revenue	12,641	12,503
Merchandise and other	1,069	937

Total revenue	$13,710	$13,440

Key non-financial measurements
Number of venues presented	22	24
Operating days	1,757	1,639
Attendance (in thousands)	1,176	1,324
Average attendance per operating day	669	808
Cost of revenue. Our total cost of revenue of $8.8 million increased by $3.5 million or 66.7 percent for the quarter ended August 31, 2010 as compared with the same period last year. The number of markets where we self-operated exhibitions increased to 12 in this quarter as compared with five in fiscal 2010 second quarter.. The increase in self-operated venues caused us to record more show costs in our results since we do not share expenses with a partner.
Our exhibition costs increased by $3.4 million to $8.5 million for our second quarter this year as compared to the same quarter in fiscal year 2010. Our exhibition costs as a percentage of exhibition revenue was 67 percent for the three months ending August 31, 2010 compared to 40 percent for the same period last year. These costs are higher due to a higher number of self-operated exhibition days, 1,071 days in the current quarter as compared with 460 in the same period last year. Operating costs per self-operating day rose slightly from planned additional marketing and advertising expeditures.
Cost of merchandise sold remained relatively unchanged for the quarter ended August 31, 2010 as compared to the quarter ended August 31, 2009.
Gross profit. During the quarter ended August 31, 2010, our gross profit decreased by $3.2 million to $4.9 million compared to the quarter ended August 31, 2009. Gross profit margin decreased by 41 percent to 36 percent for the quarter ended August 31, 2010 compared to 61 percent for the same quarter last year. Our gross profit was down due to the decline in average daily attendance combined with higher operating costs associated with additional self-operated exhibitions. As indicated above, management may chose to self-operate exhibitions when there are no museums in the market to co-promote. Additionally, management believes that for many markets, the best opportunity to realize the highest profit from our exhibitions is by self-operating. If management believes we can drive strong attendance in a particular market, then the Company is better served owning 100 percent of that profit rather than sharing these profits with a third party.
Operating expenses. Our general and administrative expenses of $3.9 million decreased by $3.5 million or 47 percent during the quarter ended August 31, 2010 as compared to the quarter ended August 31, 2009. We had significantly lower compensation expense in addition to a decrease in professional fees paid due to less litigation in the current quarter. Also, the prior year period included a significant amount of bad debt expense associated with taking over the New York City Bodies exhibition.
Loss from operations. We realized a loss from operations of $0.2 million during the quarter ended August 31, 2010 as compared to a loss from operations of $0.6 million in the same prior year period, with general & administrative savings in operating expenses more than offsetting the decline in gross profit in the quarter.
Loss before income taxes. We realized a loss before provision from income taxes of $0.2 for the quarter ended August 31, 2010 as compared to a loss before provision for income taxes of $0.8 million for the quarter ended August 31, 2009.
Benefit from (provision for) income taxes. We recorded an income tax provision of $0.03 million for the three months ended August 31, 2010 versus a tax benefit of $0.3 million for the same period in the prior year. In the fourth quarter of last year, the Company ceased recording the benefit of net tax losses currently. Therefore, the current period tax provision reflects taxes paid in states where we do not have the benefit of net operating loss carryforwards. There is no provision for Federal income taxes in the current quarter.

Net loss. We realized a net loss of $0.2 million during the quarter ended August 31, 2010 as compared to a net loss of $0.5 million in the prior year period.
(Loss) income per share. Basic and diluted loss per common share for the quarter ended August 31, 2010 was $0.00 as compared to basic and diluted loss per share of $0.02 for the quarter ended August 31, 2009. The basic and fully diluted weighted average shares outstanding for the three months ended August 31, 2010 were 46,853,678 compared to basic and fully diluted weighted average shares outstanding for the three months ended August 31, 2009 of 30,212,306.
The Six Months Ended August 31, 2010 Compared to the Six Months Ended August 31, 2009
Revenue. During the six months ended August 31, 2010, our revenue increased by $0.4 million or 1.6 percent to $24.8 million, primarily attributable to an increase in exhibition revenue. Attendance decreased by 584,973 to 1,930,059 for the six months ended August 31, 2010 compared with 2,515,032 for the six-month period last year. Attendance at our Titanic exhibitions increased by 312,285 for the six months ended August 31, 2010 compared to the same period last year. Total exhibition days, which is the total number of days in which our exhibitions were open to the public, decreased by 192 to 3,071 for the six months ended August 31, 2010 compared to 3,263 for the same six-month period last year.
Merchandise and other revenue decreased by $0.1 million or 6.3 percent to $1.9 million during the six months ended August 31, 2010 as compared to the six months ended August 31, 2009.

	Six Months Ended
	August 31,
	2010	2009

Exhibition revenue
Admissions revenue	$20,118	$18,648
Guaranty and licensing revenue	2,756	3,705

Total exhibition revenue	22,874	22,353
Merchandise and other	1,897	2,024

Total revenue	$24,771	$24,377

Key non-financial measurements
Number of venues presented	22	21
Operating days	3,071	3,263
Attendance (in thousands)	1,930	2,512
Average attendance per operating day	622	770
Cost of revenue. Our total cost of revenue of $15.1 million, which consists of exhibition costs, including marketing expenses and cost of merchandise sold, increased by $4.7 million or 45 percent for our six months ended August 31, 2010 as compared to our six months ended August 31, 2009.
Our exhibition costs increased by $4.7 million for our six months this year as compared to the same six months in fiscal year 2010. Our exhibition costs as a percentage of exhibition revenue was 64 percent for the six months ending August 31, 2010 compared to 44 percent for the same period last year, due to changes in the operating mix with more self -operated exhibitions in the current year.
Cost of merchandise sold remained relatively unchanged for the six months ended August 31, 2010 as compared to the six months ended August 31, 2009.
Gross profit. During the six months ended August 31, 2010, our gross profit decreased by $4.3 million or 30.7 percent to $9.7 million as compared to the six months ended August 31, 2009. The decrease in gross profit is due to lower average attendance per exhibition day.

Operating expenses. Our general and administrative expenses of $8.9 million decreased by $5.9 million or approximately 40 percent during the six months ended August 31, 2010 as compared to the six months ended August 31, 2009. We had significantly lower compensation expenses in the current year due to a decrease in our salary structure and significantly lower severance expenses. Additionally, we had a decrease in legal and professional fees in the current year. Also, the prior year included significant bad debt expense associated with taking over the New York City Bodies exhibition.
Our depreciation and amortization expenses decreased $0.4 million or 13.8 percent to $2.5 million during the six months ended August 31, 2010 as compared to the six months ended August 31, 2009.
Loss from operations. We realized a loss from operations of $1.7 million during the six months ended August 31, 2010 as compared to a loss from operations of $8.3 million in the same prior year period.
Loss before income taxes. We realized a net loss before provision from income taxes of $1.7 million for the six months ended August 31, 2010 compared to a loss before provision for income taxes of $8.5 million for the six months ended August 31, 2009.
Provision for (benefit from) income taxes. We recorded an income tax provision of $0.04 million for the six months ended August 31, 2010 as compared with $2.2 million for the same period in the prior year. In the six month period of fiscal 2010, the Company ceased recording the benefit of net tax losses currently. Therefore, the current period tax provision reflects taxes paid in states where we do not have the benefit of net operating loss carryforwards. There is no provision for Federal income taxes in the current quarter.
Net loss. We realized a net loss of $1.8 million during the six months ended August 31, 2010 as compared to a net income of $6.3 million in the prior year period.
Loss per share. Basic and fully diluted loss per common share for the six months ended August 31, 2010 and 2009 was $(0.04) and $(0.21), respectively. The basic and fully diluted weighted average shares outstanding for the six months ended August 31, 2010 were 46,801,472 compared to the basic and fully diluted weighted average shares outstanding for the six months ended August 31, 2009 of 29,954,630, respectively.
Liquidity and Capital Resources
The following tables show selected information about our cash flows during the six months ended August 31, 2010 and 2009 and selected balance sheet data as of August 31, 2010 and February 28, 2010 (in thousands):
Selected cash flow information:

	As of
	Six Months Ended August 31,
	2010	2009

Net cash (used) provided by operating activities	$(1,960)	$(6,031)
Net cash used by investing activities	(3,517)	(3,050)
Net cash provided by financing activities	24	12,261
Effects of exchange rate changes on cash and cash equivalents	(77)	21

Net (decrease) increase and cash equivalents	$(5,530)	$3,201

Selected balance sheet data:

	As of
	August 31, 2010	February 28, 2010

Cash and cash equivalents	$4,809	$10,339
Marketable securities	3,312	3,308
Total assets	40,930	43,751
Total shareholders’ equity	30,099	31,648
Operating Activities.
For the six months ended August 31, 2010, cash used by operations was $1.9 million, compared to $6.0 million cash used by operations for the period ended August 31, 2009. Cash used by operations for the six months ended August 31, 2010.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) August 31, 2010 and February 28 2009.

	As of
	August 31, 2010	February 28, 2010
Working Capital	$12,018	$14,909
Current Ratio	3.00	3.06
Investing Activities. Cash used by investing activities was $3.5 million for the six months ended August 31, 2010 compared to $3.1 million for the three months ended August 31, 2009. Of the cash used by investing activities for the six months ended August 31, 2010 the majority of cash was used to finance our expedition to the RMS Titanic wreck site.
Financing Activities. Cash from financing activities was $0.03 million for the six months ended August 31, 2010 compared to $12.2 million for the six months ended August 31, 2009. In the prior period we issued $12 million worth of convertible notes. The notes were convertible into shares of our common stock.
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
Contractual Obligations
Based on our performance, we do not have access to the credit facility as previously disclosed in our Form 10-K for the year ended February 28, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. Our long-term debt is at a fixed rate of interest; therefore, we do not believe there is any material exposure to market risk changes in interest rates relating to our long-term debt. Our interest income and interest expense are most sensitive to the general level of interest rates in the U.S. Sensitivity analysis is used to measure our interest rate risk. For the six months ended August 31, 2010, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
Foreign Currency Risk
We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar (USD) and foreign currencies of the countries in which we are conducting business. If the value of the USD decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities outside of the U.S. will be adversely affected. During the six months ended August 31, 2010, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the USD in order to minimize the adverse potential effect of currency fluctuations.
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
Item 1. Legal Proceedings.
The Company is party to an ongoing salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company has maintained its status as sole Salvor-in-Possession of the Titanic wreck site and is awaiting an interim salvage award, in the form of title to the recovered Titanic artifacts or a monetary award, as discussed in detail in Note 6 to this Form 10-Q, Legal Proceedings and Contingencies. The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMS Titanic, Inc. based upon the Company’s work in recovering and conserving over 3,000 artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the Court set at approximately $110 million. The Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
The U.S. Department of State, or State Department, and the National Oceanic and Atmospheric Administration (“NOAA”) of the U.S. Department of Commerce are working together to implement an international treaty with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. As discussed in detail in Note 6 to this Form 10-Q, Legal Proceedings and Contingencies, for the treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the treaty currently has no binding legal effect. Several months ago the Department of State and NOAA resubmitted the draft legislation to Congress. RMST worked with the United States government to develop a number of textual modifications to the government’s proposed implementing legislation to address the Company’s concerns. RMST intends to support the passage of the implementing legislation into law. The Company believes that the passage of the legislation as modified by RMST will recognize the Company’s past and future role with regard to the wreck site.
RMST drafted a new section to the legislation which would establish a Titanic Advisory Council comprised of a member from RMST, NOAA, Department of State, and other key constituents of the deep sea community to make recommendations to the Commerce Department of the United States government regarding the protection and preservation of the wreck site through the creation of a long term site management plan. If passed, it would mark the first law requiring governmental agencies to work on an advisory council with specific private entities, including a salvor-in-possession, to jointly protect and oversee the management and protection of a shipwreck. In this respect, the advisory council would codify into law a formal relationship between the United States government and RMST as the salvor-in-possession and custodian/owner of a collection, to ensure additional oversight and protection of the wreck site, and to provide recommendations for future protection, preservation, maintenance and care of the wreck site and collection. Based on the Company’s consultations with NOAA, it is RMST’s expectation that the government will support these specific modifications to the legislation.
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
There have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2010.
Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. During the six months ended August 31, 2010, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
The plans of our largest shareholder to sell his block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company.
On October 7, 2010, Mark Sellers, Chairman of the Board of Premier Exhibitions, Inc. and Managing General Partner of Sellers Capital, informed the Company that Sellers Capital is no longer marketing its 46 percent ownership stake in Premier, and further that Sellers Capital no longer has a specific time frame within which to sell its stake in Premier. Instead, Mr. Sellers indicated that Sellers Capital would retain its shares in the Company until such time as it could obtain what he believes to be a better value for the shares.
On June 21, 2010, the Company’s largest shareholder, Sellers Capital Master Fund, Ltd. (SCF), informed the Company that at the request of the fund’s investors it intends to return all capital to them over the next 12 to 18 months. Mr. Mark Sellers, who is Chairman of the Board of Premier Exhibitions, Inc. and managing member of Sellers Capital LLC, informed the Company that he intends to look for a single buyer of the fund’s 46 percent equity investment in Premier’s common stock and does not intend to sell the shares in the open market. At the request of the Board and Mr. Sellers, a committee of the Board has engaged its investment banker to attempt to locate an appropriate buyer for the fund’s equity investment who will commit to the multi-year plan presented to the U.S. District Court for the Eastern District of Virginia, Norfolk Division, in November 2009 regarding expanding the Company’s role as trustee of the Titanic wreck site in conjunction with the ongoing litigation described under “Legal Matters” in this Form 10-Q. Management does recognize, however, that if a suitable buyer is not identified, Mr. Sellers may choose to take another course of action, including potentially selling his shares in the open market or in a privately negotiated transaction or distributing the (SCF) shares to his limited partners.
The plans of our largest shareholder to sell his block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company. The announcement will not likely result in a change in the Company’s ownership in the short term, but could serve to destabilize the trading price of our common stock in the short term. In addition, a single purchaser of the 46 percent block of common stock could also acquire effective control of the Company. Such a shareholder may not agree with the present strategic direction of the board of directors and management, creating uncertainty that the current strategic focus of the Company will continue over the longer term.

We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain of the Titanic artifacts already under our control.
In November 2007, we filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award to compensate us for our efforts in recovering certain items from the wreck of the Titanic. The court has recently granted us a salvage award based on the fair market value of the artifacts recovered, however, the court has until August 2011 to determine whether to satisfy the award by a payment in cash or by an in specie award, which would grant us title to the artifacts. As a result, the form of the award is uncertain. Our future plans for our Titanic exhibitions and for expenditures to develop other exhibition properties will depend, in part, on the decision of the court. Our ability or inability to put any cash or in specie award to its best use may affect our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares (or
	Total number of		purchased as part of	units) that may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs(1)	plans or programs(1)
	(a)	(b)	(c)	(d)
July 1, 2010 through July 31, 2010	14,367	$1.18	14,367	985,633
August 1, 2010 through August 31, 2010	100,714	$1.15	100,714	884,919

Total	115,081		115,081

(1)	On July 29, 2010, the Company announced the share repurchase program, pursuant to which up to 1 million shares of common stock can be repurchased through July 28, 2011.
Item 6. Exhibits.
See Index to Exhibits on page 24 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 15, 2010	By:	/s/ Christopher J. Davino Christopher J. Davino
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2010	By:	/s/ John A. Stone John A. Stone
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.2	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X