Form 10-Q
period 2010-11-30
PREMIER EXHIBITIONS, INC.
filed 2011-01-14
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on January 7, 2011 was 47,067,652.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	November 30,	February 28,
	2010	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,329	$10,339
Marketable securities	803	3,308
Accounts receivable, net of allowance for doubtful accounts of $664 and $697, respectively	1,588	2,613
Merchandise inventory, net of reserve of $280 and $281, respectively	1,127	845
Income taxes receivable	521	3,161
Prepaid expenses	4,030	1,666
Other current assets	167	200

Total current assets	14,565	22,132

Artifacts owned, at cost	3,016	3,048
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $14,416 and $11,454, respectively	12,108	13,545
Exhibition licenses, net of accumulated amortization of $5,658 and $4,979, respectively	2,890	3,269
Deferred income taxes	—	927
Other long term assets	829	829
Titanic expedition costs incurred	3,887	—

Total Assets	$37,296	$43,751

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$8,428	$5,518
Deferred revenue	961	1,705

Total current liabilities	9,389	7,223
Long-term liabilities:
Lease abandonment	3,163	3,666
Income taxes payable	—	1,214

Total long-term liabilities	3,163	4,880

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,069,661 and 47,804,742 shares, respectively; outstanding 47,067,652 and 46,738,293 shares, respectively	5	5
Additional paid-in capital	58,158	57,759
Accumulated deficit	(25,959)	(18,613)
Accumulated other comprehensive loss	(503)	(313)
Treasury stock, at cost; 1,002,009 and 1,002,009 shares, respectively	(7,190)	(7,190)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	24,511	31,648
Equity Attributable to Noncontrolling Interests	233	—

Total Liabilities and Shareholder’ Equity	$37,296	$43,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Revenue:
Exhibition revenue	$8,870	$7,949	$31,744	$30,302
Merchandise and other	1,352	753	3,249	2,777

Total revenue	10,222	8,702	34,993	33,079

Cost of revenue:
Exhibition costs	10,299	5,719	24,895	15,661
Cost of merchandise sold	370	340	870	805

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	10,669	6,059	25,765	16,466

Gross (loss) profit	(447)	2,643	9,228	16,613

Operating expenses:
General and administrative	4,627	4,660	13,521	19,433
Depreciation and amortization	1,200	1,412	3,716	4,357
Impairment of goodwill and intangible assets	—	—	—	4,512

Total operating expenses	5,827	6,072	17,237	28,302

Loss from operations	(6,274)	(3,429)	(8,009)	(11,689)

Other income (expense)	12	(46)	30	(255)

Loss before provision for income taxes	(6,262)	(3,475)	(7,979)	(11,944)

Benefit from income taxes	529	1,305	488	3,457

Net loss	(5,733)	(2,170)	(7,491)	(8,487)
Plus: Net loss attributable to non-controlling interests	56	—	146	—

Net loss attributable to the shareholders’ of Premier	$(5,677)	$(2,170)	$(7,345)	$(8,487)

Net loss per share:
Basic loss per common share	$(0.12)	$(0.05)	$(0.16)	$(0.25)

Diluted loss per common share	$(0.12)	$(0.05)	$(0.16)	$(0.25)

Shares used in basic per share calculations	46,913,601	41,019,416	46,873,879	33,617,577

Shares used in diluted per share calculations	46,913,601	41,019,416	46,873,879	33,617,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,491)	$(8,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,716	4,357
Stock based compensation	418	468
Stock issued in settlement of lawsuit	—	50
Provision for doubtful accounts	(33)	(588)
Loss on sale of fixed assets	31	—
Lease abandonment	(503)	—
Impairment of goodwill and intangible assets	—	4,512
Accrued interest converted into common stock	—	247
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,058	2,599
Increase in merchandise inventories	(282)	(318)
Decrease in deferred income taxes	927	36
(Increase) decrease in prepaid expenses	(2,364)	86
Decrease in other assets	33	1,440
Decrease (increase) in income tax receivable	1,426	(2,904)
Decrease in deferred revenue	(744)	(399)
Increase (decrease) in accounts payable and accrued liabilities	2,910	(7,398)

Total adjustments	6,593	2,188

Net cash used in operating activities	(898)	(6,299)

Cash flows from investing activities:
Purchases of property and equipment	(1,640)	(1,486)
Proceeds from sale of property and equipment	9	—
Purchase of exhibition licenses	(300)	—
Purchase of marketable securities	(87)	(2,023)
Sale of marketable securities	2,582	—
Decrease in artifacts	32	—
Titanic expedition costs incurred	(3,887)	—
Cash provided by non-controlling interest	379	—

Net cash used in investing activities	(2,912)	(3,509)

Cash flows from financing activities:
Proceeds from convertible notes	—	12,000
Purchase of treasury stock	(136)	—
Proceeds from option and warrant exercises	117	261

Net cash (used in) provided by financing activities	(19)	12,261

Effects of exchange rate changes on cash and cash equivalents	(181)	22

Net (decrease) increase in cash and cash equivalents	(4,010)	2,475
Cash and cash equivalents at beginning of period	10,339	4,452

Cash and cash equivalents at end of period	$6,329	$6,927

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$670

Cash paid during the period for taxes	$141	$967

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$—	$14

Conversion of convertible notes and accrued interest	$—	$12,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Background and Basis of Presentation
Description of Business
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment in 1991, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Our exhibitions regularly tour outside the United States. Approximately 13% and 11% of our revenues for the nine months ended November 30, 2010 and 2009, respectively, resulted from exhibition activities outside the United States. As many of our financial arrangements with our foreign vendors are based upon foreign currencies, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
Basis of Presentation
When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2010, our results of operations for the three and nine months ended November 30, 2010 and 2009 and cash flows for the nine months ended November 30, 2010 and 2009. The data in the consolidated balance sheet as of February 28, 2010 was derived from our audited consolidated balance sheet as of February 28, 2010, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture. Our operating results for the three months and nine months ended November 30, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2011 (“fiscal 2011”).
Significant Accounting Policies
For a description of significant accounting policies, see the Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2010 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Subsequent Events
The Company has evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements were issued.
2. Income taxes
In October 2010, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal tax returns for the year ended February 28, 2007 (“fiscal 2007”) through the year ended February 28, 2009 (“fiscal 2009”) with no adjustments required. Accordingly, during the quarter ended November 30, 2010 the Company released its $1.2 million tax liability balance for uncertain tax provisions as prior period tax positions did not require adjustment. The decrease in unrecognized tax benefits and related interest resulted in an income tax benefit of $0.3 million after consideration of the impact of deferred taxes for the three and nine months ended November 30, 2010.
3. Loss Per Share Data
Basic per share amounts exclude dilution and are computed using the weighted average number of common shares outstanding for the period. Diluted per share amounts reflect the potential reduction in earnings per share that could occur if equity based awards were exercised or converted into common stock, unless the effects are anti-dilutive (i.e., the exercise price is greater than the average market price of the common shares). Potential common shares are determined using the treasury stock method and include common shares issuable upon exercise of outstanding stock options and warrants.
The following table sets forth the computation of basic and diluted net loss per share. Since the three and nine month periods ended November 30, 2010 and 2009 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Numerator:
Net loss attributable to the shareholders’ of Premier	$(5,677)	$(2,170)	$(7,345)	$(8,487)

Denominator:
Basic weighted-average shares outstanding	46,913,601	41,019,416	46,873,879	33,617,577
Effect of dilutive stock options and warrants	—	—	—	—

Diluted weighted-average shares outstanding	46,913,601	41,019,416	46,873,879	33,617,577

Net loss per share:
Basic	$(0.12)	$(0.05)	$(0.16)	$(0.25)

Diluted	$(0.12)	$(0.05)	$(0.16)	$(0.25)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Stock options	2,743,115	3,001,453	2,796,449	4,171,453

4. Total Comprehensive Loss
The following table provides a summary of total comprehensive loss for the applicable periods (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009

Net loss attributable to the shareholders’ of Premier	$(5,677)	$(2,170)	$(7,345)	$(8,487)

Other comprehensive loss:
Unrealized loss on marketable securities	(10)	—	(10)	—
Net foreign currency translation loss	(103)	(1)	(181)	(22)

Total comprehensive loss	$(5,790)	$(2,171)	$(7,536)	$(8,509)

5. 2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMS Titanic, Inc. (RMST), as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site 25 years after its discovery to develop a comprehensive archaeological map of the wreck site utilizing state-of-the-art high definition 2D and 3D cameras and sonar scans. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (WHOI), the Institute of Nautical Archaeology (INA), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (NOAA/ONMS), The National Park Service’s Submerged Resources Center (NPS) and the Waitt Institute. Never before had all of these entities partnered to work together on one project.
The general purpose of the expedition was to collect and interpret scientific data for the long-term protection and management of Titanic. The collected information, including 2D and 3D moving imagery, sonar imagery and other data, will be used to educate and enlighten future generations and will be added to the Company’s proprietary collection of Titanic artifacts. This information will provide the basis for an archaeological site plan of the wreck site, and ultimately a comprehensive long-term site management plan. The work product of the dive also has commercial value for public consumption through various distribution channels including movie theatres, our traveling museum exhibitions, straight to home DVD release, and retail merchandise sales in our stores, online and through wholesale and licensing. We have sole legal ownership of the footage taken during the entire expedition. Accordingly, the Company has recorded $3.9 million in long-term assets related to costs incurred to obtain the film footage and still images during the expedition, as well as the establishment of a web point of presence for the expedition, www.expeditiontitanic.com, which allowed visitors to the site to participate in the dive as it was in process.
The costs incurred and capitalized on the Condensed Consolidated Balance Sheets as of November 30, 2010 are summarized as follows:

Ship charter costs, underwater equipment and filming	$2,935,211
General management	635,270
Titanic Preservation Alliance point of presence	316,997

Total historical costs capitalized	$3,887,478

The Company has not completed the assignment and allocation of costs to specific assets as of November 30, 2010, as it is currently evaluating the quality of the output and consulting with third parties to determine highest and best uses, budgeted costs, and timelines to completion of each asset in order to place them in service.

6. Non-controlling Interest
On May 14, 2010, the Company entered into a joint venture arrangement with Michael Cohl’s promotional firm, S2BN Entertainment Corporation (“S2BN”), to develop, design and produce future exhibitions. The Company and S2BN each own 50 percent of the joint venture and will share equally in the funding requirements and profits and losses of the joint venture exhibitions. The Company and S2BN will work together to identify, develop and produce mutually agreed upon new exhibitions or entertainment properties within the realm of popular culture. Although a 50/50 profit and loss sharing agreement is in place, other considerations regarding management and advancement of the joint venture have led management to conclude that it has significant control. Therefore, the joint venture’s results have been consolidated into the Company’s financial statements and reflected as a minority interest.
In addition to costs incurred in prior periods, the Company has incurred $206 thousand in expenditures in fiscal 2011 for developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for one such popular culture exhibit. S2BN has agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept. During the nine months ended November 30, 2010, the Company received $379 thousand in reimbursements from S2BN for total development costs incurred to date.
7. Stock Repurchase
On July 30, 2010 the Company announced a plan to repurchase up to 1.0 million of the Company’s common stock, and that repurchases may occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed repurchases may take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the second quarter of 2011, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares.
8. Legal Proceedings and Contingencies
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
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the Court set at approximately $110 million. The Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
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
In early 2010, the Department of State and NOAA resubmitted the draft legislation to Congress. RMST worked with the United States government to develop a number of textual modifications to the government’s proposed implementing legislation to address the Company’s concerns. RMST intends to support the passage of the implementing legislation into law. The Company believes that the passage of the legislation as modified by RMST will recognize the Company’s past and future role with regard to the wreck site.
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
Other Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it several months ago, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in its early stages of discovery, and the Company intends to vigorously defend the case and pursue its counterclaims. From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.
The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition.

Proposed Legislation and Government Inquiries
On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies...The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City. The Company has voluntarily agreed to similar disclosures with the states of Washington, Missouri, and Oklahoma.
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
IRS Exams
The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended 2009, 2008, and 2007 with no adjustments required.
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
9. Subsequent Events
During December 2010, the Company evaluated the performance of all it’s recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew some of these leases it holds on collections of specimens used in seven of its touring Bodies exhibitions.
On January 11, 2011, the Company announced its intentions to exit the self-operated Bodies exhibitions and focus on touring Bodies with promoters and museums, as well as the Titanic exhibitions, Dialog in the Dark and new content. These reductions will result in $4.0 million less of annual fixed license fees paid for the right to display these specimens, which fees are included in Cost of revenue when the specimens are displayed. Additionally, the Company announced its intentions to make reductions in its staff at its headquarters to achieve savings in General and administrative costs.

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
As of November 30, 2010 we were configured to present three different types of exhibitions, as reflected in the following table:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	11	14

“Titanic: The Artifact Exhibiton”	1	6	7

“Dialog in the Dark”	1	0	1

Total Exhibitions	5	17	22

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, and Atlanta, Georgia.
As well as developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.
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
We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts raised in 1987. We have a Salvor’s lien on the remainder of the artifacts in the amount of 100 percent of the fair market value of the artifacts, which has been determined by the court with jurisdiction over the case to be approximately $110 million. Until the court satisfies this lien, either through a judicial sale or the grant of title to the artifacts to the Company, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of authentic data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our data, archives and expertise, as well as our Salvor-in-Possession status, put us in the best position to provide for the archaeological survey, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of November 30, 2010, we had the ability to operate seven concurrent Titanic exhibitions.
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

During the year ending February 28, 2010 (“fiscal 2010”), the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by restructuring the business and raising capital. Management reduced the size of the headquarters operations and began to rationalize the number of Bodies shows touring, reducing touring capacity in June of 2009 from 16 to 13 concurrent shows, and also negotiated the early termination of the Star Trek exhibition, three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows, and bring capacity in line with the Company’s ability to keep shows touring profitably. Then, the Company issued convertible bonds worth $12 million in order to properly capitalize the business. During the last two years, management has worked to mend or end relationships with trade partners that had become strained under the prior management, including advertising agencies, key relationships with museums and independent promoters, and members of the Maritime community surrounding the Titanic. Ending some relationships required capital and significant working capital was also required to return the Company to trading terms with its key vendors.
In an effort to further stabilize the Company and grow, management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operate those exhibitions without museums of third party promoters. In certain cases the self-operated production and operating model offers the best opportunity for the highest return to the Company for the presentation of our exhibitions in many markets. If we believe we can drive strong attendance to the exhibition in a particular market, we would prefer to own 100 percent of the profit from that market as opposed to sharing that profit with a museum or promoter. When attendance is strong, this strategy results in higher gross margins and profits than with a promoter-run model. However, this significant upside potential comes with a higher risk to gross margins when in attendance is weak, as the Company bears the full cost of the exhibit whether or not attendance meets the forecast.
Management also created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management’s plan included expanding the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on the ship’s 100 year anniversary in 2012.

As of November 30, 2010, we had the ability to present 14 concurrent human anatomy exhibitions. Based on the results of operations for the third quarter of year ending February 28, 2011 (“fiscal 2011”), in January 2011, the Company announced its intentions to reduce again the number of touring Bodies exhibitions. As configured for the first nine months of 2011, 11 of our 14 Bodies shows toured in largely self-operated, non-branded, temporary exhibits. These specimens are leased or licensed and are made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management has determined the best option is to return the specimens to their owner and cease operating these exhibits. Doing so will result in a significant reduction in fixed operating costs related to 7 of the current 11 touring Bodies shows within six months. The remaining inventory of specimens has a lower fixed carrying cost and will be toured increasingly in conjunction with museums and promoters. In connection with the reduction in Bodies touring capacity, the Company will reduce general and administrative expenses, and focus its human and financial capital on the profitable parts of its operations in addition to new content.
Due to both the lack of historical investment in the core business as well as the scope and breadth of our initiatives themselves, we will require between $6.0 million and $7.0 million of capital investment during fiscal 2011. Through November 30, 2010, approximately $5.0 million has been spent on these initiatives, the majority of which has been capitalized in the 2010 Expedition Titanic Dive costs of $3.9 million. We estimate cash on hand and cash flows from operations will be adequate to fund these remaining initiatives.
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
2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the Titanic and its wreck site, conducted an expedition to the Titanic wreck site 25 years after its discovery to develop a comprehensive archaeological map of the wreck site utilizing state-of-the-art high definition 2D and 3D cameras and sonar scans. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (WHOI), the Institute of Nautical Archaeology (INA), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (NOAA/ONMS), The National Park Service’s Submerged Resources Center (NPS) and the Waitt Institute. Never before had all of these entities partnered to work together on one project.
The general purpose of the expedition was to collect and interpret scientific data for the long-term protection and management of Titanic. The collected information, including 2D and 3D moving imagery, sonar imagery and other data, will be used to educate and enlighten future generations and will be added to the Company’s proprietary collection of Titanic artifacts. This information will provide the basis for an archaeological site plan of the wreck site, and ultimately a comprehensive long-term site management plan. The work product of the dive also has commercial value for public consumption through various distribution channels including movie theatres, our traveling museum exhibitions, straight to home DVD release, and retail merchandise sales in our stores, online and through wholesale and licensing. We have sole legal ownership of the footage taken during the entire expedition. Accordingly, the Company has recorded $3.9 million in long-term assets related to costs incurred to obtain the film footage and still images during the expedition, as well as the establishment of a web point of presence for the expedition, www.expeditiontitanic.com, which allowed visitors to the site to participate in the dive as it was in process.
The costs incurred and capitalized on the Condensed Consolidated Balance Sheets as of November 30, 2010 are summarized as follows:

Ship charter costs, underwater equipment and filming	$2,935,211
General management	635,270
Titanic Preservation Alliance point of presence	316,997

Total historical costs capitalized	$3,887,478

The Company has not completed the assignment and allocation of costs to specific assets as of November 30, 2010, as it is currently evaluating the quality of the output and consulting with third parties to determine highest and best uses, budgeted costs, and timelines to completion of each asset in order to place them in service.
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
Other Exhibitions
During our first fiscal quarter of 2011, we advanced approximately $300 thousand to a licensor for the right to develop, present and promote additional exhibitions, which are currently under development. This right is being considered by the Company through a joint venture arrangement with Michael Cohl’s promotional firm, S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and will share equally in the funding requirements and profits and losses of the joint venture exhibitions. We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
Merchandising
We earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (some of which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and photographs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on these sales. During the second quarter of 2011 we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet.

Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 15 percent of our revenues and 52 percent of attendance for the quarter ended November 30, 2010 compared with 14 percent and 31 percent for the quarter ended November 30, 2009 resulted from exhibition activities outside the U.S. Many of our financial arrangements in locations outside of the U.S. are based upon foreign currencies, and therefore we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for more information.
The Quarter Ended November 30, 2010 Compared to the Quarter Ended November 30, 2009
Revenue. During the quarter ended November 30, 2010, total revenue increased by $1.5 million or 17% to $10.2 million compared to the same quarter last year primarily due to higher admission revenues.
Exhibition revenue of $8.9 million increased by $1.0 million driven by an increase in exhibition days, self-run exhibitions, and overall attendance during the quarter ended November 30, 2010 compared to the same quarter of last year. Total exhibition days, which is the total number of days our exhibitions were open to the public, increased to 1,613 for the three months ended November 30, 2010 compared to 1,361 for the same period last year. This increase in exhibition days was largely accomplished by having our touring capacity booked fully to 31 venues in the third quarter of fiscal 2011 as compared to having part of our exhibits in storage in the third quarter of fiscal 2010. Revenue from self-run exhibitions was 92% and 77% of revenue for the third quarters of fiscal year 2011 and fiscal year 2010, respectively. Total attendance for the three months ended November 30, 2010 increased by 152,862 from 819,941 for the same quarter last year driven by an increase in exhibition days. Average attendance per exhibition day remained stable, with attendance at many of our touring Bodies exhibitions hovering below break-even gross margin levels, while other locations, like our longer-term exhibitions in Las Vegas and most of the touring Titanic shows, continue to reflect strong or even increased attendance.
Merchandise and other revenue increased $0.5 million to $1.3 million for the quarter ended November 30, 2010. This increase is primarily the result of improved sales of photographs, music, and printed materials in conjunction with the overall increase in exhibition days in the period as well as higher attendance at our exhibitions during the third quarter of 2011.

	Three Months Ended
	November 30,
	2010	2009
Exhibition revenue
Admissions revenue	$8.3	$6.9
Non-refundable license fees for current exhibitions	0.6	1.0

Total exhibition revenues	8.9	7.9

Merchandise and other	1.3	0.8

Total revenue	$10.2	$8.7

Key non-financial measures
Number of venues presented	31	26
Operating days	1,613	1,361
Attendance (in thousands)	973	820
Average attendance per operating day	603	602
Cost of revenue. Our total cost of revenue increased by $4.6 million or 76% to $10.7 million compared to the same quarter of last year, primarily due to the rise in self-run exhibitions where the Company incurred all costs compared to only minor costs for co-produced or third party licensed exhibitions operated by partners. Self-run exhibitions increased from 8 to 19 for the quarter ended November 30, 2010 versus the same quarter last year.

Cost of merchandise sold remained stable at $0.3 million for both of the quarters ended November 30, 2010 and 2009.
Gross (loss) profit. During the quarter ended November 30, 2010, our gross profit decreased by $3.0 million, as in the third quarter of fiscal 2011 we generated a gross loss of $0.4 million compared to a gross profit of $2.6 million for the same quarter of last year. Our gross profit was down due to generating lower revenue per exhibition day coupled with higher operating costs associated with additional self-operated exhibitions.
Our merchandise gross profit increased by $0.6 million with gross profit margin increasing to 73% compared to 55%. This increase in gross profit reflects increased merchandise sales over more exhibition days than the prior quarter of last year and the ability to maintain stable cost of merchandise sold.
Operating expenses. Our general and administrative expenses of $4.6 million remained stable for both the quarters ended November 30, 2010 and 2009. However, during the current quarter operating expenses decreased due to lower stored exhibits expense and lower legal, accounting and consulting fees of $0.3 and $0.5, respectively. This decline in expense was offset by higher bad debt expense and higher office and other expenses of $0.2 million and $0.5 million, respectively for the quarter ended November 30, 2010.
Our depreciation and amortization expenses decreased $0.2 million to $1.2 million. The decrease in depreciation expense is primarily attributable to lower amortization expense, on licenses that are now fully depreciated, partially offset by increased amortization and depreciation expense on newly acquired licenses and other fixed assets.
Loss from operations. We realized a loss from operations of $6.3 million as compared to $3.4 million for the third quarter of fiscal 2010 as the increase in revenue and the decline in operating expense was more than offset by higher exhibition costs.
Benefit from income taxes. We recorded an income tax benefit of $0.5 million for the three months ended November 30, 2010 versus a tax benefit of $1.3 million for the same period in the prior year. The current period tax benefit reflects the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return. In fiscal 2011, the Company ceased recording the Federal income tax benefit of net tax losses; therefore there is no provision for Federal taxes included in the current tax benefit, whereas the prior period tax benefit was primarily related to Federal taxes.
Net loss. We realized a net loss of $5.7 million as compared to a net loss of $2.2 million for the same period last year.
Loss per share. Basic and diluted loss per common share for the quarters ended November 30, 2010 and 2009 was $0.12 and $0.05, respectively. The basic and fully diluted weighted average shares outstanding for the quarters ended November 30, 2010 and 2009 were 46,913,601 and 41,019,416 shares, respectively.
The Nine Months Ended November 30, 2010 Compared to the Nine Months Ended November 30, 2009
Revenue. During the period ended November 30, 2010, total revenue increased by $1.9 million or 6% to $35.0 million as compared to the same period of the prior year primarily due to higher admission revenues.

Exhibition revenue of $31.7 million increased by $1.4 million driven by an increase in self-run exhibitions and exhibition days during the nine months ended November 30, 2010 compared to the same period of last year, partially offset by lower overall attendance. Total exhibition days, which is the total number of days our exhibitions were open to the public, remained stable at 4,684 for the nine months ended November 30, 2010 compared to 4,624 for the same period last year. Revenue from self-run exhibitions was 78% and 30% of revenue for the nine months of fiscal year 2011 and fiscal year 2010, respectively. Total attendance for the nine months ended November 30, 2010 decreased by 403,828 from 3,306,979 for the same period last year, reflecting the closing of 3 exhibitions that are no longer presented by the Company, as well as lower attendance at our Bodies and Titanic exhibits. Average attendance per exhibition day decreased 13 percent, with attendance at many of our touring Bodies exhibitions hovering below break-even gross margin levels, while other locations, like our longer-term exhibitions in Las Vegas and most of the touring Titanic shows, continuing to reflect strong or even increased attendance.
Merchandise and other revenue increased by $0.5 million or 17% to $3.2 million. This increase is primarily the result of improved sales of photographs, music, and printed materials in conjunction with the overall increase in exhibition days during the nine months ended November 30, 2010.

	Nine Months Ended
	November 30,
	2010	2009
Exhibition revenue
Admissions revenue	$28.4	$25.6
Non-refundable license fees for current exhibitions	3.3	4.7

Total exhibition revenues	31.7	30.3

Merchandise and other	3.3	2.8

Total revenue	$35.0	$33.1

Key non-financial measures
Number of venues presented	31	36
Operating days	4,684	4,624
Attendance (in thousands)	2,903	3,307
Average attendance per operating day	620	715
Cost of revenue. Our total cost of revenue for the nine months ended November 30, 2010 increased by $9.2 million or 59% to $25.8 million compared to the same period of last year, primarily due to the rise in self-run exhibitions where the Company incurred all costs compared to only minor costs for co-produced or third party licensed exhibitions operated by partners. Self-run exhibitions increased from 8 to 21 for the nine months ended November 30, 2010 versus the same period last year.
Cost of merchandise sold remained stable at $0.8 million for both of the nine months ended November 30, 2010 and 2009.
Gross profit. During the nine months ended November 30, 2010, our gross profit decreased by $7.4 million or 44% to $9.2 million as compared to the same period of last year. Our gross profit was down due to the overall decline in attendance combined with higher operating costs associated with additional self-operated exhibitions.
Our merchandise gross profit increased by $0.4 million with gross profit margin increasing to 73% compared to 71%. This increase in gross profit reflects increased merchandise sales over more exhibition days than the prior quarter of last year and the ability to maintain stable costs of merchandise sold.
Operating expenses. Our total operating expenses of $17.2 million decreased by $11.0 million as compared to the same period last year primarily due to impairment expense of $4.5 million, a decline in amortization and depreciation expense of $0.6 million, and lower general and administrative expenses of $5.9 million.
Our impairment expense decreased primarily to an impairment of goodwill and intangible assets in fiscal 2010 of $4.5 million. General and administrative expenses declined primarily due to lower stored exhibits expense, bad debt expense, and legal, accounting and consulting fees of $1.0 million, $1.4 million, and $3.2 million, respectively.

Our depreciation and amortization expenses decreased $0.6 million to $3.7 million primarily attributable to lower amortization expense, as certain licenses are now fully depreciated, partially offset by increased amortization and depreciation expense on newly acquired licenses and other fixed assets.
Loss from operations. We realized a loss from operations of $8.0 million as compared to $11.7 million for the same period last year as the increase in revenues coupled with the decline in operating expense, including the reduction due to impairments incurred in the prior period, offset higher exhibition costs.
Benefit from income taxes. We recorded an income tax benefit of $0.5 million for the nine months ended November 30, 2010 versus a tax benefit of $3.5 million for the same period in the prior year. The current period tax benefit reflects the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return, partially offset by taxes paid in states where we do not have the benefit of net operating loss carryforwards. In fiscal 2011, the Company ceased recording the Federal income tax benefit of net tax losses; therefore there is no provision for Federal taxes included in the current tax benefit, whereas the prior period tax benefit was primarily related to Federal taxes.
Net loss. We realized a net loss of $7.3 million as compared to a net loss of $8.5 million for the same period last year.
Loss per share. Basic and fully diluted loss per common share for the nine months ended November 30, 2010 and 2009 was $0.16 and $0.25, respectively. The basic and fully diluted weighted average shares outstanding for the nine months ended November 30, 2010 and 2009 were 46,873,879 and 33,617,517 shares, respectively.
Liquidity and Capital Resources
The following tables show selected information about our cash flows during the nine months ended November 30, 2010 and 2009 and selected balance sheet data as of November, 2010 and February 28, 2010 (in thousands):
Selected cash flow information:

	As of
	Nine Months Ended November 30,
	2010	2009

Net cash (used in) provided by operating activities	$(898)	$(6,299)
Net cash used in investing activities	(2,912)	(3,509)
Net cash (used in) provided by financing activities	(19)	12,261
Effects of exchange rate changes on cash and cash equivalents	(181)	22

Net (decrease) increase in cash and cash equivalents	$(4,010)	$2,475

Selected balance sheet data:

	As of
	November 30,	February 28,
	2010	2010
Cash and cash equivalents	$6,329	$10,339
Marketable securities	803	3,308
Working capital	5,176	14,909
Total assets	37,296	43,751
Total shareholders’ equity	24,511	31,648

Operating Activities.
For the nine months ended November 30, 2010, cash used by operations was $0.9 million, compared to $6.3 million period ended November, 2009.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at November 30, 2010 and February 28, 2010.

	As of
	November 30,	February 28,
	2010	2010
Working Capital (in millions)	$5.2	$14.9
Current Ratio	1.55	3.06
Investing Activities. Cash used in investing activities was $3.0 million for the nine months ended November 30, 2010 compared to $3.5 million for the nine months ended November 30, 2009. Of the cash used by investing activities for the nine months ended November 30, 2010 the majority was used to fund the 2010 Titanic expedition ($3.9 million) and to purchase fixed assets ($1.6 million). These expenditures were partially offset by $2.6 million in cash generated from the sale of marketable securities.
Financing Activities. Cash used in financing activities was $0.02 million for the nine months ended November 30, 2010 compared to $12.2 million for the nine months ended November 30, 2009. In the prior period we issued $12.0 million worth of convertible notes which were convertible into shares of our common stock.
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

Interest Rate Risk
Interest income on our cash, cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of any such investments. We currently do not have any outstanding borrowings. Our interest income is most sensitive to the general level of interest rates in the United States Sensitivity analysis which is used to measure our interest rate risk. For the nine months ended November 30, 2010, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flow.
Foreign Currency Risk
We conduct a portion of our business activities outside of the U.S., and are thereby exposed to the risk of currency fluctuations between the U.S. dollar (“USD”) and foreign currencies of the countries in which we are conducting business. If the value of the USD decreases in relation to such foreign currencies, our potential revenue from exhibition and merchandising activities, as well as cash balances held in foreign currencies outside of the U.S. will be adversely affected. During the nine months ended November 30, 2010, we did not incur any material losses because of changes in the exchange rates with respect to foreign currencies, although the impact of changes in exchange rates was greater for the three months ended November 30, 2010, as our Bodies exhibit in London opened in November 2010. Although our financial arrangements with foreign parties may be based upon foreign currencies, we have sought, and will continue to seek where practicable, to make our financial commitments and understandings based upon the USD in order to minimize the adverse potential effect of currency fluctuations.
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
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against us in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with us under which we obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that we breached the contract when we purported to terminate it several months ago, and they seek fees and stock warrant agreements required under the agreement. We filed our answer and counterclaims on September 7, 2009. Answering the complaint, we denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. We counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in its early stages of discovery, and we intend to vigorously defend the case and pursue our counterclaims.
There have been no other material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2010.
Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2010. During the nine months ended November 30, 2010, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

The plans of our largest shareholder to sell his block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company.
The Company’s largest shareholder, Sellers Capital Master Fund, Ltd. (“SCF”), informed the Company that at the request of the fund’s investors it intended to return all capital to them. When SCF initially reached this decision in June 2010, it had planned to attempt to locate a single purchaser for the fund’s 46 percent equity investment in Premier’s common stock over the next 12 to 18 months. On October 7, 2010 Mark Sellers, Chairman of the Board of Premier Exhibitions, Inc. and Managing General Partner of Sellers Capital, informed the Company that Sellers Capital is no longer marketing its 46 percent ownership stake in Premier, and further that Sellers Capital no longer has a specific time frame within which to sell its stake in Premier. Instead, Mr. Sellers indicated that Sellers Capital would retain its shares in the Company until such time as it could obtain what he believes to be a better value for the shares.
At the request of the Board and Mr. Sellers, a committee of the Board engaged its investment banker to attempt to locate an appropriate buyer for the fund’s equity investment who will commit to the multi-year plan presented to the U.S. District Court for the Eastern District of Virginia, Norfolk Division, in November 2009 regarding expanding the Company’s role as trustee of the Titanic wreck site in conjunction with the ongoing litigation described under “Legal Proceedings” in this Form 10-Q. Management does recognize, however, that if a suitable buyer is not identified, Mr. Sellers may choose to take another course of action, including potentially selling his shares in the open market or in a privately negotiated transaction or distributing the SCF shares to his limited partners.
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

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units) that
	Total number of		purchased as part of	may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs(1)	plans or programs(1)
	(a)	(b)	(c)	(d)
July 1, 2010 through July 31, 2010	14,367	$1.18	14,367	985,633
August 1, 2010 through August 31, 2010	100,714	$1.15	100,714	884,919

Total	115,081		115,081

(1)	On July 29, 2010, the Company announced the share repurchase program, pursuant to which up to 1 million shares of common stock can be repurchased through July 28, 2011.
Item 6. Exhibits.
See Index to Exhibits on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: January 14, 2011	By:	/s/ Christopher J. Davino
Christopher J. Davino,
President and Chief Executive Officer (Principal Executive Officer)

Dated: January 14, 2011	By:	/s/ John A. Stone
John A. Stone,
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11/23/2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial	X

32.1	Section 1350 Certifications	X