Form 10-K
period 2011-02-28
PREMIER EXHIBITIONS, INC.
filed 2011-05-24
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 31, 2010 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $44,185,436 based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2010. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.
The number of shares outstanding of the registrant’s common stock, as of May 18, 2011, was 47,221,048.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2011 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margins and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors and joint venture participants. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.
PART I

ITEM 1.	BUSINESS
In this report, the terms “Premier Exhibitions, Inc.,” the “Company,” “Premier”, “we,” “us,” and “our” mean Premier Exhibitions, Inc., a Florida corporation, and its subsidiaries. The consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, R.M.S. Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.
Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since the Company’s establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales. As of February 28, 2011, we are configured to present three different types of exhibitions, as reflected in the following table:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	6	9

“Titanic: The Artifact Exhibiton”	1	6	7

“Dialog in the Dark”	1	—	1

Total Exhibitions	5	12	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York City, New York, Las Vegas, Nevada, and Atlanta, Georgia.

In addition to developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.
We first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMST and which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.
We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts. We have a salvor’s lien on the remainder of the artifacts and, pending the federal court’s ruling on that lien, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2011 we operated 7 concurrent Titanic exhibitions.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 28, 2011 we had the ability to present 9 concurrent human anatomy exhibitions.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. As of February 28, 2011 we had the ability to present one “Dialog in the Dark” exhibition in Atlanta, Georgia. We are currently in the process of developing a new “Dialog in the Dark” venue in New York City, with opening planned for the summer of 2011. Additional expansion is also under review.
In the year ended February 28, 2009 (“fiscal 2009”), the Company began to see a decline in attendance at both the Bodies and Titanic exhibitions which adversely impacted earnings. Also, the Company spent significant capital pursuing new exhibition concepts that never materialized. By the end of fiscal 2009, with senior members of management leaving the Company and the Company under significant financial distress, shareholders voted to change the composition of the Board of Directors. In January of 2009, the new Board terminated the Chief Executive Officer, and installed new senior management.
During the year ended February 28, 2010 (“fiscal 2010”), the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by restructuring the business and raising capital. Management reduced the size of the headquarters operations and began to rationalize the number of Bodies shows touring, reducing touring capacity in June of 2009 from 16 to 13 concurrent Bodies shows, and also negotiated the early termination of the Star Trek exhibition, eliminating three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows and bring capacity in line with the Company’s ability to keep shows touring profitably. The Company also issued convertible bonds worth $12 million in order to properly capitalize the business. Management also worked to mend or end relationships with trade partners that had become strained under the prior management, which in certain cases required significant working capital.
Management also created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management began to strategize on ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on the 100 year anniversary of the sinking of the Titanic in 2012.
In an effort to further stabilize the Company and grow, during fiscal 2010 management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operating these exhibitions without museums or third party promoters. Management initially believed that self-operating exhibitions would allow us to maintain more control of the exhibitions and would also allow us to retain 100 percent of the profit from the exhibitions as opposed to sharing that profit with a museum or promoter. Based on this strategy, the Company began to increase its self-operated exhibitions in fiscal 2010 and continued expansion into the year ended February 28, 2011 (“fiscal 2011”). However, the Company experienced lower than anticipated attendance at its self-operating touring Bodies exhibitions in fiscal 2011. As the sole operator of the exhibitions, the Company had to bear the full cost of the exhibits, lowering gross margins and profits in fiscal 2011.

At the end of the third quarter of fiscal 2011, 11 of our 14 Bodies shows toured in largely self-operated, temporary exhibits at non-branded venues. Specimens used in these exhibits were leased or licensed and were made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management determined the best option was to return the specimens to their owner, as the license agreements ended, and cease operating these exhibits. Based on this analysis and the impact that self-operating Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to exit the self-operated Bodies exhibitions. Going forward, the Company will focus on touring Bodies, as well as the Titanic exhibitions, Dialog in the Dark, and new content, primarily with promoters and museums. As a result of returning specimens the Company has significantly reduced its fixed operating lease costs. The Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses.
The Company invested approximately $5.5 million of capital during fiscal 2011, due to the lack of both historical investment in the core business as well as scope and breadth of the Company’s initiatives. This capital investment is primarily related to the 2010 expedition to the Titanic wreck site and the revitalization of certain exhibitions.
Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, and www.bodiesrevealed.com. Information on Premier’s websites is not part of this report.
Exhibitions
“Titanic: The Artifact Exhibition”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom and Australia. During fiscal 2011, we presented 7 separate Titanic exhibitions at 15 venues.
Titanic Expeditions
In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered and 140 hours of video tape footage and an estimated seven thousand still photographs were taken during the course of the 32 dives in that original expedition. A French maritime tribunal subsequently conveyed to us title to these artifacts. In 1993, RMST acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia (the “District Court”) concluded that such conveyance by the French tribunal was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit (the “Appellate Court). On January 31, 2006, the Appellate Court reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.
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

2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the Titanic and its wreck site, conducted an expedition to the Titanic wreck site. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute. Never before had all of these entities partnered to work together on one project. While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage and other assets generated from the expedition.
While the general purpose of the expedition was to collect and interpret archeological and scientific data utilizing state-of-the-art high definition 2D and 3D cameras and sonar scanning equipment, the Company also planned and executed the expedition in order to create digital assets for commercial purposes, including a 2D documentary being produced and to be aired by a major cable network, a separate HD3D film featuring a tour of the bow and stern sections of the ship, and assets to be utilized in enhancing the Titanic exhibitions, as well as other applications. The collected data will also provide the basis for an archaeological site plan, and ultimately a long-term management plan for the Titanic wreck site.
We have capitalized $4.2 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

3D film	$1,719
3D exhibitry	759
2D documentary	565
Gaming application	886
Expedition web point of presence	317

Total expedition costs capitalized	4,246
Less: Accumulated amortization	175
Accumulated depreciation	53

Expedition costs capitalized as of February 28, 2011, net	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as use in the Company’s exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $53 thousand for fiscal 2011.
In addition, the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D film, 3D film, 3D exhibitry or gaming applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management.

Costs associated with the production of the 2D and 3D films were capitalized in accordance with ASC 926 “Entertainment — Films” (“ASC-926”), as they meet the definition of film costs. ASC 926-20 defines films costs as all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest in accordance with Topic 835 of ASC 926.
Costs incurred to charter the ship, ready it for the excursion, lease the requisite equipment, and hire the necessary expertise in the form of consultants and temporary labor were all required in order to prepare for and carry out the expedition and to create the film assets. Included in these costs is $1.7 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.
In addition, a significant project such as this requires management by a team of professionals, from the Expedition Leader to other individuals specializing in project management, legal and other specialties which were necessary to ensure that the expedition was conducted efficiently and effectively. A portion of the general management expenses that we capitalized is an allocation of production overhead, which, in accordance with ASC 926-20-25-2, includes an allocation of costs of the individuals with either exclusive or significant responsibility for the production of a film. For those individuals with a significant, but not an exclusive responsibility, we allocated their costs based on hours worked related to the expedition and tasks related to the development of the film versus hours worked on other matters. In addition, included in capitalized general management expenses are legal and public relations costs incurred associated with the creation of the digital assets.
The amortization period for the 3D film will be determined in accordance with the “Individual-Film-Forecast-Computation Method” as described in ASC 926. We will amortize film costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue for the 3D film as of the beginning of the current fiscal year (denominator). The Company is currently in the process of estimating ultimate revenue, as defined by ASC 926, and the amortization period will be less than 10 years following the date of the film’s initial release or delivery of the first episode, if applicable. We have not yet determined this date.
The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. The license rights revenue is included in Film revenue on the Consolidated Statement of Operations in fiscal 2011. As the Company has entered into an agreement to produce this film and has received its first payments under this agreement, the Company recorded an amortization charge of $175 thousand in fiscal 2011, as calculated over a five year life based on the methodology outlined in ASC 926 described above.
The costs associated with enhancing the exhibitions with 3D footage will be depreciated over a five year useful life using the straight-line method beginning with the date the asset is placed in service, in accordance with the Company’s policy for depreciation of assets used in its exhibits.
The Company engaged personnel to operate sonar and optical equipment during the expedition to image the bow and stern sections of the Titanic wreck site. This imagery is valuable for developing a full 2D and 3D rendering of the Titanic for various academic, media and other entertainment uses, including incorporation of the imagery into a gaming application. Costs associated with the gaming application were capitalized in accordance with ASC 350, as the collection of the data and imagery represents an intangible asset. Upon sale or licensing of the data and imagery, the gaming application will be amortized over its useful life, as determined by the sale or licensing agreement, in accordance with ASC 350.
The web point of presence and 3D exhibitry assets are included in Property and equipment on the fiscal 2011 Consolidated Balance Sheet. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the fiscal 2011 Consolidated Balance Sheet.
Certain costs related to the expedition were expensed as incurred, and not included in the capitalized assets discussed above. Examples of these expenditures include costs to advertise the expedition, ongoing maintenance of the expedition web point of presence, certain legal and public relations fees, mapping and profiling of Titanic artifacts, and any management costs subsequent to the ship’s return in September 2010.

Estimated amortization expense for the 2D film and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount

2012	$204
2013	204
2014	149
2015	97
2016	—
Thereafter	—

Total	$654

The table above does not include $3.4 million in projected amortization and depreciation expense of 3D film, 3D exhibitry, or the gaming application, as the life of these assets has not yet been determined.
Science, Archaeology and Conservation Related to the Titanic and Titanic Artifacts
In addition to being important to our exhibition business, the Titanic is an important archaeological, historical and cultural site. In addition to the alliance brought together for the 2010 expedition described above, we have long standing relationships with several other archaeologists and conservators for services to aid in stewardship of the Titanic wreck site. Upon recovery from the Titanic wreck site, artifacts are in varying states of deterioration. Having been submerged in the ocean for almost 100 years, artifacts have been subjected to the corrosive effects of seawater. The conservation of all artifacts recovered from the wreck site of the Titanic is an extensive process that employs many techniques in order to stabilize them for display in our exhibitions. We also own and maintain an extensive database, together with digital and photographic archives, that establish, with certainty, the origin of the artifacts.
“Bodies...The Exhibition” and “Bodies Revealed”
We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these exhibitions through separate exhibition agreements.
These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed view into the elements that comprise each system of the body. Using more than 200 specimens, each exhibition follows a systems-based approach to human anatomy which examines the skeletal, muscular, nervous, digestive, respiratory, circulatory, urinary, integumentary (skin, sweat glands, hair, and nails), and reproductive systems.
Our full-body specimens and individual organs were obtained through plastination facilities mostly in China. The full body specimens are persons who lived in China and died from natural causes. Most of the bodies were unclaimed at death, and were ultimately delivered to medical schools for education and research. Where known, information about the identities, medical history and causes of death is kept strictly confidential. China has a large and highly competent group of anatomists and dissectors, who are essential to properly preparing these specimens for exhibition and educational purposes. In a number of cases, our medical director has been able to identify medical problems that were present in certain organs and, where appropriate, those organs were clearly labeled in the exhibitions. For example, an emphysema-diseased lung is displayed and identified, giving the visitors a visual understanding of the effects of the disease.

“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this safe, yet stimulating exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. During fiscal 2011 we operated one “Dialog in the Dark” venue in Atlanta, Georgia. We are currently in the process of developing a new “Dialog in the Dark” venue in New York City, with opening planned for the summer of 2011. Additional future expansion is also under review.
Other Exhibitions
In May 2008 we entered into an agreement with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand, which are currently under development. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011. There will also be a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled, in exchange for a $300 thousand termination fee. In the event that the Company were to exercise this termination right on or prior to August 31, 2011, the Company would be entitled to apply the $300 thousand 2011 license fee against the termination fee that would otherwise be payable. At February 28, 2011, $200 thousand remains to be paid in calendar year 2011 in accordance with the revised payment schedule. This exhibition is being considered by the Company through a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. During fiscal 2011, S2BN reimbursed the Company for $275 thousand of its $325 thousand share of total Playboy license fee advances paid through fiscal 2011, with the remaining $50 thousand receivable from S2BN at February 28, 2011. In addition, in fiscal 2011 S2BN reimbursed the Company for $93 thousand of its $95 thousand share of costs incurred to date for the development of this initial exhibit concept, with $2 thousand receivable from S2BN at February 28, 2011.
We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
Merchandising
We earn revenue from the sale of merchandise, such as apparel, posters and Titanic-related jewelry (which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and photographs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on these sales. During the second quarter of fiscal 2011 we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet.
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 15.5% of our revenues and 43.3% of attendance in fiscal 2011 resulted from exhibition activities outside the U.S, as compared to 9.4% and 28.7% in fiscal 2010. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” in this report for more information.
Competition
The entertainment and exhibition industries are highly competitive. In addition to competition from other exhibition offerings, we face competition with the broader market for consumer entertainment and discretionary spending. We believe that our many years of experience in the exhibition industry have enabled us to present exhibitions with mass appeal to consumers of entertainment, museum, scientific and educational offerings. These consumers recognize the quality and value of the educational experience that our exhibitions offer.

“Titanic: The Artifact Exhibition”
Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we currently encounter competition from other Titanic exhibitions that exhibit replicas of artifacts and memorabilia not obtained directly from the wreck site. In addition, in the future we may encounter competition from other Titanic exhibitions or events, as the Titanic exhibition business continues to change. For example, an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes the Company to increased competition that could, for example, result in the Company’s loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve the Company’s rights. The availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of Premier’s Salvor-in-Possession rights. Any of these developments could have an adverse impact on the Company’s financial performance.
“Bodies...The Exhibition” and “Bodies Revealed”
We face intense competition with other human anatomy exhibitions similar to ours offered by various companies in the U.S. and around the world. As a result, we may lose visitors to our exhibits based on competitors’ claims, the proximity of competing exhibitions to ours, and our ability to advertise and otherwise entice visitors to our exhibits in the extremely competitive marketplace. In addition, if a significant number of new human anatomy exhibitions were to enter the same markets in which our exhibitions are offered or are planned to be offered, attendance at our human anatomy exhibitions could decline and our results of operations and financial condition could be negatively impacted.
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
Employees
As of February 28, 2011, we had 77 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good. Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our self run exhibitions. Accordingly, as of February 28, 2011, we employed 145 part-time employees and as many as 19 contractors.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).
Our corporate website is www.prxi.com. On our website, we make available, free of charge, documents we have filed with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. This information is available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish such information to the SEC. Our SEC reports can be accessed through the “Investor Relations” subsection under “The Company” heading on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2011, we incurred a net loss of $12.5 million and our cash balance was approximately $3.8 million as of February 28, 2011. We currently do not have access to a revolving credit facility. We have recently announced efforts to significantly reduce General and Administrative expense and to eliminate unprofitable touring capacity in the Bodies business. However, there can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing, which might not be available to us or might only be available to us on terms that are not favorable. If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations as they are currently anticipated or we may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.
The plans of our largest shareholder to sell his block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company.
The Company’s largest shareholder, Sellers Capital Master Fund, Ltd. (“SCF”), informed the Company that at the request of the fund’s investors it intended to return all capital to them. When SCF initially reached this decision in June 2010, it had planned to attempt to locate a single purchaser for the fund’s 46 percent equity investment in Premier’s common stock over the following 12 to 18 months. At the request of the Board and Mark Sellers, Chairman of the Board of Premier Exhibitions, Inc. and Managing General Partner of Sellers Capital, a committee of the Board engaged its investment banker to attempt to locate an appropriate buyer for the fund’s equity investment who will commit to the multi-year plan presented to the U.S. District Court for the Eastern District of Virginia, Norfolk Division, in November 2009 regarding expanding the Company’s role as trustee of the Titanic wreck site in conjunction with the ongoing litigation described under “Legal Proceedings” in this Form 10-K.
On October 7, 2010 Mr. Sellers informed the Company that SCF is no longer marketing its 46 percent ownership stake in Premier, and further that SCF no longer has a specific time frame within which to sell its stake in Premier. Instead, Mr. Sellers indicated that SCF would retain its shares in the Company until such time as it could obtain what he believes to be a better value for the shares.
Management does recognize, however, that if a suitable buyer is not identified at the appropriate time, Mr. Sellers may choose to take another course of action, including potentially selling the shares in the open market or in a privately negotiated transaction or distributing the SCF shares to the fund’s limited partners.
The plans of our largest shareholder to sell the block of common stock could have an effect on our stock price and could result in changes to the strategic direction of the Company. The announcement will not likely result in a change in the Company’s ownership in the short term, but could serve to destabilize the trading price of our common stock. In addition, a single purchaser of the 46 percent block of common stock could also acquire effective control of the Company. Such a shareholder may not agree with the present strategic direction of the board of directors and management, creating uncertainty that the current strategic focus of the Company will continue over the longer term.

We may not be granted a salvage award that is commensurate with the efforts we have expended to recover items from the Titanic wreck site or may be prohibited from exhibiting certain of the Titanic artifacts already under our control.
In November 2007, we filed a motion with the U.S. District Court for the Eastern District of Virginia, Norfolk Division seeking an interim salvage award to compensate us for our efforts in recovering certain items from the wreck of the Titanic. The court has recently granted us a salvage award in the amount of approximately $110 million based on the fair market value of the artifacts recovered, however, the court has until August 2011 to determine whether to satisfy the award by a payment in cash or by an in specie award, which would grant us title to the artifacts. As a result, the form of the award is uncertain. Our future plans for our Titanic exhibitions and for expenditures to develop other exhibition properties will depend, in part, on the decision of the court. Our ability or inability to put any cash or in specie award to its best use may affect our results of operations and financial condition.
If we are unable to maintain our Salvor-in-Possession rights to the Titanic wreck and wreck site, our Titanic exhibitions could face increased competition and we could lose the right to exhibit certain Titanic artifacts.
As recently as January 31, 2006, the U.S. Court of Appeals for the Fourth Circuit recognized that we are the exclusive Salvor-in-Possession of the Titanic wreck and wreck site. Our Salvor-in-Possession status enables us to prevent third parties from salvaging the Titanic wreck and wreck site and from interfering with our rights to salvage the wreck and wreck site. To maintain our Salvor-in-Possession rights, we must maintain a presence over the wreck site as interpreted by the courts. In addition, we may have to commence legal proceedings against third parties who attempt to violate our rights as Salvor-in-Possession, which may be expensive and time-consuming. Moreover, the court may not continue to recognize us as the sole and exclusive Salvor-in-Possession of the Titanic wreck and wreck site. If we were to lose our Salvor-in-Possession rights, our Titanic exhibitions could be exposed to competition, which could harm our operating results.
We are currently working to fill key vacant management positions and failure by our management team to successfully manage our operations in the absence of key management, and/or our inability to fill these vacant key positions may adversely affect our business.
Our Board of Directors is currently working to identify a permanent chief financial officer and considering the addition of a chief operating officer position. One of our directors is currently serving as the Company’s Interim Chief Financial Officer. The lack of management in these key positions and the future placement of personnel in these positions could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate our new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.
We believe that our future success depends to a significant degree on the skills and efforts of our management team. If we lose the services of any of our current senior executive officers and key employees, our ability to achieve our business objectives could be seriously harmed, in turn adversely affecting our business and operating results.
Our business may be harmed as a result of litigation.
We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in the “Litigation and Other Legal Matters” footnote to our Consolidated Financial Statements included in Item 8 of Part II of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed.
We may have a risk of collection of our revenue from exhibitions presented by third parties.
We rely upon third parties to present some of our exhibitions and in many cases those third parties operate the box office and control the sale of the tickets. As a result, we are subject to the risk that we will be unable to collect our portion of the revenue from the exhibitions presented by third party partners. Where we are unable to collect these revenues in accordance with the terms of the contract, we may incur the cost of litigation to recover the amounts owed to us and may ultimately not recover the full value of the receivable.

Continuing economic weakness may have a negative impact on our revenues and make it difficult for us to obtain financing to operate our business.
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
The economic weakness that continues in the financial markets and in the housing markets has resulted in declines in consumer confidence and spending, volatility in securities prices, diminished liquidity and credit availability and declining valuations of many investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on discretionary consumer spending and other consumer purchasing habits, which would adversely affect our operating results and make it more difficult for us to obtain financing to operate our business.
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
Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. For fiscal 2011 and 2010 we incurred marketing and advertising expenses of $10.2 million and $4.2 million, respectively. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.
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

We are dependent upon our ability to locate effective venues for our exhibitions, either in museums or in leased exhibition space. If we are unable to lease exhibition venues on acceptable terms or to partner with museums to present our exhibitions, our results of operations could be adversely affected.
We require access to exhibition venues owned or leased by third parties to conduct our exhibitions. Our long-term success depends, in part, on our ability to utilize such venues on commercially reasonable terms. Our ability to obtain new venue locations on favorable terms and in desirable locations depends on a number of other factors, many of which are also beyond our control, including but not limited to, international, national and local business conditions as well as competition from other promoters and exhibitions. If we are not able to secure exhibition locations on commercially reasonable terms and in desirable locations, our results of operations and financial condition could be harmed. We also present our exhibitions in museums. If we are unable to develop and maintain relationships with museums to present our exhibits, or if demand for our exhibits from the museum community declines, our results of operations and financial condition could be harmed.
Our exhibitions are becoming subject to increasing competition that could negatively impact our operating results and financial condition.
Titanic exhibitions. Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we currently encounter competition from other Titanic exhibitions that exhibit replicas of artifacts and memorabilia not obtained directly from the wreck site. In addition, in the future we may encounter competition from other Titanic exhibitions or events, as our Titanic exhibition business continues to change. For example, an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. The availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. Any of these developments could have an adverse impact on our financial performance.
Human anatomy exhibitions. Our human anatomy exhibitions face intense competition with other human anatomy exhibitions similar to ours offered by various companies in the U.S. and around the world. As a result, we may lose visitors to our exhibits based on competitors’ claims, the proximity of competing exhibitions to ours, and our ability to advertise and otherwise entice visitors to our exhibits in the extremely competitive marketplace. In addition, if a significant number of new human anatomy exhibitions were to enter the same markets in which our exhibitions are offered or are planned to be offered, attendance at our human anatomy exhibitions could decline and our results of operations and financial condition could be harmed.
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
During fiscal 2011, we derived approximately $6.9 million or 15.5% of our total revenue (excluding film revenue) from exhibitions located outside of the U.S., which represents 43.3% of our total attendance. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:
•	changes in foreign regulatory requirements;
•	difficulties in staffing, training and managing foreign operations;
•	changing and irregular enforcement of legal regulations;
•	difficulties in collecting amounts due from foreign partners; and

•	political and economic instability.

We are also subject to risks arising from currency exchange rate fluctuations, which could increase our costs and cause our profitability to decline. Our financial arrangements with foreign vendors are mostly based upon foreign currencies. As a result, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant volatility in the value of the U.S. dollar relative to foreign currencies could harm our results of operations and financial condition.
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
To meet our business objectives, we must continue to attract and retain skilled technical, operational, managerial and sales and marketing personnel. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could harm our business revenue. In addition, our recent efforts to reduce headcount and general and administrative expenses may harm our ability to retain the personnel we need.
The price of our common stock may fluctuate significantly, and investors in our common stock could see the value of our common stock decline materially. In addition, the recent trading level of our stock could subject us to delisting by NASDAQ.
The stock market has recently experienced, and may experience in the future, extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Such changes may occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations have and could materially reduce our stock price in the future.
Moreover, companies that have had volatile market prices for their securities have been subject to securities class action lawsuits. Any such lawsuit filed against us, regardless of the outcome, could result in substantial legal costs and a diversion of our management’s attention and resources, which in turn could seriously harm our business, results of operations and financial condition.
During fiscal 2010, our common stock traded at levels below $1.00 per share. Under NASDAQ’s rules, a listed security is in non-compliance with NASDAQ listing rules if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. On September 15, 2009, the Company received a notice of deficiency from the NASDAQ Global Market regarding the Company’s non-compliance with the minimum bid price Listing Rules. On October 16, 2009, the NASDAQ Global Market provided the Company with written confirmation of compliance with the minimum bid price Listing Rule after the closing bid price of the Company’s common stock reached $1.00 per share or more for ten consecutive business days. For a variety of reasons, it is possible that we could again violate the minimum bid price or other NASDAQ requirements. If our stock is delisted from NASDAQ, interest in, and the ability to trade our stock, could decline which could have a negative impact on the market value of our common stock and our ability to raise capital in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Principal Executive Offices
Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 16,790 square feet, is used for management, administration and marketing purposes. The Company entered into a sixth amendment to the lease for its principal executive offices to extend the lease for a period from October 1, 2009 through February 29, 2012. The agreement provides for an annual rental rate of $229 thousand and $315 thousand for fiscal 2011 and 2012, respectively.
Warehouse Space for Artifacts and Other Exhibitry
We lease approximately 10,080 square feet of warehouse space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry. For security purposes, we do not disclose the location of this property. During its fiscal year ended February 28, 2009 the Company entered into a non-cancelable operating lease for such warehouse space expiring on December 31, 2010 at an annual rate of $90 thousand. On August 30, 2010, the Company entered into another non-cancelable operating lease for warehouse and lab space for January 1, 2011 through December 31, 2011 at an annual rate of $92 thousand.
Luxor Hotel and Casino — Las Vegas, Nevada
On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. Minimum annual rent for the first three years is $3.3 million, payable in equal monthly installments, and $3.6 million a year thereafter. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.
Atlantic Station — Atlanta, Georgia
On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. We use the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. The lease term is for three years with four one-month renewal options and expires in February 2012. The minimum annual rent for the first, second and third year is $446 thousand, $468 thousand, and $513 thousand, respectively.
Seaport — New York City, New York
On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and plan to open a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice. In accordance with the agreement, minimum annual rent is $796 thousand, $820 thousand, and $844 thousand for calendar years 2010, 2011 and 2012, respectively. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010.

Touring Exhibitions
The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2011, the Company was obligated under lease agreements for two of its touring exhibits. One of these leases expires in August 2011 and has a minimum monthly rental of $32,533 (converted from British pounds). The other lease expired in April 2011 and had minimum monthly rental of $12,500 (with the last two months of the six month term being rent-free).

ITEM 3.	LEGAL PROCEEDINGS
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
The Company is party to an ongoing salvage case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company seeks to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and is seeking an interim salvage award in the form of title to the recovered Titanic artifacts or a monetary award.
In June 1994, the U. S. District Court for the Eastern District of Virginia, (the “District Court”), awarded ownership, to our wholly-owned subsidiary R.M.S. Titanic, Inc. (“RMST”) of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. However, in two orders, dated September 26, 2001 and October 19, 2001, respectively, the District Court restricted the sale of artifacts recovered by RMST from the Titanic wreck site. On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit, (the “Appellate Court”), affirmed the two orders of the District Court. In its opinion, the Appellate Court reviewed and declared ambiguous the June 1994 order of the District Court that had awarded ownership to RMST of the salvaged items. Having found the June 1994 order ambiguous, the Appellate Court reinterpreted the order to convey only possession of the artifacts with a lien on them, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.
On May 17, 2004, RMST appeared before the District Court for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, RMST confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, RMST stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the District Court rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. The District Court also held that RMST would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded title to the Titanic artifacts through the law of finds.
RMST appealed the July 2, 2004 District Court order to the Appellate Court. On January 31, 2006, the Appellate Court reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Appellate Court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. The Appellate Court affirmed the lower court’s ruling that RMST will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded legal title to the remainder of the Titanic artifacts through the law of finds.
On November 30, 2007, RMST filed a motion with the District Court seeking an interim salvage award. On March 25, 2008, the District Court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award (an award of the artifacts instead of a monetary salvage award) with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.
In September 2008, RMST submitted revised covenants and conditions in connection with our request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the District Court in April 2008. As part of developing the revised covenants and restrictions, we engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, we attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided.

On October 23, 2009, the Board of Directors approved a resolution obligating RMS Titanic Inc. to create a trust and reserve fund (the “Trust Account”) if the District Court issues RMST an in-specie award in response to its motion for a salvage award and such in-specie award is issued subject only to the covenants and conditions already presented to and filed with the District Court in conjunction with the Company’s motion for a salvage award. The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. If the Trust Account is created, the Company will make an initial payment of five hundred thousand dollars ($500 thousand) and will subsequently pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). This resolution was presented to the District Court in connection with the Company’s motion for a salvage award. As of the date of this filing, the judge has not yet determined whether to grant an in-specie award or a cash award, and therefore, we have not established the Trust Account as of the date of this filing.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State (the “State Department”) and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce (“NOAA”) are working together to implement an international treaty (the “Treaty”) with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the District Court monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. Years ago, we raised objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed Treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the Treaty in November 2003, and the U.S. signed the Treaty in June 2004. For the Treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the Treaty currently has no binding legal effect.
The Company has worked with the U.S. government regarding several draft revisions to the government’s proposed legislation which would implement the Treaty. For years, the State Department and NOAA have been working together to implement the Treaty. For nearly as long the Company has opposed the passage of the implementing legislation out of concerns that it failed to protect the Company’s interests in the wreck site and failed to insure continued scientific and historic exploration.
In early 2010, the State Department and NOAA resubmitted the draft legislation to Congress. RMST worked with the U.S. government to develop a number of textual modifications to the U.S. government’s proposed implementing legislation to address the Company’s concerns. RMST intends to support the passage of the implementing legislation into law. The Company believes that the passage of the legislation as modified by RMST will recognize the Company’s past and future role with regard to the wreck site.
Other Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against us in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with us under which we obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that we breached the contract when we purported to terminate it in April of 2009, and they seek fees and stock warrant agreements provided for under the agreement. We filed our answer and counterclaims on September 7, 2009. Answering the complaint, we denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. We counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in discovery, and we intend to vigorously defend the case and pursue our counterclaims.

The Company is also from time to time party to collection actions to recover amounts owed by promoters and other parties, particularly international promoters and partners. In RMS Titanic, Inc. v Citywest Productions and H.S.S. Trading as the Mansfield Group, we sued in Dublin, Ireland to collect approximately $1.3 million owed by a promoter who licensed and presented a Titanic exhibition in Dublin. We were successful in obtaining judgment against the parties for the full amount of the claim. During the proceedings, the defendants went into receivership, which is an insolvency process under the laws of Ireland. We have reserved 100% of the receivable on our balance sheet for the fiscal year ended February 28, 2011, and are currently seeking to enforce the judgment in Ireland. Recovery in this case is unlikely. In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, Serge Grimaux Presents, Inc., 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. This case is in its very early stages. The Company has estimated a bad debt allowance for this receivable and has adjusted the receivable accordingly. The net receivable balance is not material and is reflected in Accounts receivable, net of allowance for doubtful accounts in the Consolidated Balance Sheets. Recovery in this case is uncertain.
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
Settled Litigation
On April 28, 2006, Stefano Arts filed an action titled Stefano Arts v. Premier Exhibitions, Inc., et al., in the Superior Court of Fulton County, State of Georgia. Stefano Arts alleged that the Company breached a contract which allegedly required payment to Stefano Arts of an annual fee, moneys generated from the Company’s prior human anatomy exhibition in Tampa, Florida, and additional moneys generated from the Company’s human anatomy exhibition in New York City. The Company reached a settlement with Stefano Arts on March 31, 2009 for a total of $167 thousand, with $115 thousand to be paid in cash and $52 thousand to be paid via issuance of the Company’s restricted common shares. The Company agreed to pay Stefano Arts cash of $115 thousand in three installments over ten months and immediately issue 70,000 of the Company’s restricted common shares (as valued at the closing market price of $0.74 per share at the date of settlement). The settlement amount is included in the Results of Operations for the year ended February 28, 2010.
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
On September 10, 2009, Premier and JAM Exhibitions, Ltd (“JAM”), settled litigation initiated in July 2009 by us in New York, in a manner that resulted in termination of our business ties with JAM, acquisition of full ownership and operating rights to “Bodies...The Exhibition” in New York City, among the Company’s most lucrative exhibitions to date, and retention of 100% of the net revenues derived from the operation of that property. While the settlement involved no cash payment, in connection with the settlement the Company wrote off a receivable from JAM that had originally been valued at approximately $1.6 million. This settlement is reflected in the Results of Operations for the year ended February 28, 2010.

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
The Internal Revenue Service (the “IRS”) is currently conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no adjustments required.
From time to time we have or may receive requests and inquiries from governmental entities which result from the operation of our exhibitions and business. As a matter of policy, we cooperate with any such inquiries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)

Christopher J. Davino	45	President and Chief Executive Officer, Director
Samuel S. Weiser	51	Interim Chief Financial Officer
Robert A. Brandon	60	General Counsel, Vice President of Business Affairs and Secretary
Christopher J. Davino, President, Chief Executive Officer and Director
Mr. Davino has served as our President, Chief Executive Officer and Director since January 2009. Mr. Davino is a 20 plus year restructuring professional having served as an investment banker and turnaround consultant providing strategic, operational and financial advice to companies, financial sponsors and strategic buyers, commercial banks, bondholders and other creditor constituencies with regard to corporate restructurings, financings and mergers and acquisitions. From 2007 to 2009, he was a principal and Head of the Corporate Rescue Group of XRoads Solutions Group, LLC, a corporate restructuring and management consulting company. At XRoads, Mr. Davino oversaw a national advisory practice of approximately 30 professionals providing advice, interim and crisis management, and transactional services. From early 2006 until 2007, Mr. Davino was President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail-based logistics company, which he founded. Prior to that position, he worked as a restructuring professional at Financo Inc., an investment banking firm, Wasserstein Perella Co., an investment banking firm, and Zolfo Cooper & Co., an advisory and interim management firm providing restructuring services. Mr. Davino was previously a member of the Board of Directors of Hirsh International Corp., a public company, and has recently served as Chairman of the Board of Directors of Pendum Inc., a national ATM servicing business, where he directed the company’s restructuring activities, including the sale of the business. Mr. Davino received his Bachelor of Science from Lehigh University. Mr. Davino was nominated as director by Sellers Capital LLC and joined our Board of Directors at the conclusion of Sellers Capital LLC’s consent solicitation. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., an investment fund that is our largest shareholder.

Samuel S. Weiser, Interim Chief Financial Officer and Director
Mr. Weiser has served as our Interim Chief Financial Officer since May 19, 2011. Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer. Mr. Weiser served as the Chief Operating Officer of Sellers Capital LLC, an investment management firm and largest shareholder of the Company, where he was responsible for all non-investment activities, from 2007 to 2010. Mr. Weiser is also a member of Sellers Capital LLC and an indirect investor in Sellers Capital Master Fund, Ltd., an investment fund managed by Sellers Capital LLC. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division. Mr. Weiser is also a former partner in Ernst & Young. He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University. Mr. Weiser is a Certified Public Accountant.
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
Executive Officer Changes
Effective January 19, 2011, the Company’s Chief Financial Officer (“CFO”), John A. Stone, resigned. To facilitate the transition of his duties to his successor, the Company has entered into a Separation and Release Agreement, pursuant to which Mr. Stone will provide consulting services to the Company over four months. This agreement is referenced as Exhibit 10.49.
On March 25, 2011, the Company notified K. Margaret Hart, the Company’s Vice President and Chief Marketing Officer, that it would not renew her Employment Agreement dated May 13, 2010. The Employment Agreement expired by its terms on May 13, 2011, but would have been automatically extended for successive one year terms unless either party terminated the agreement by notifying the other party in writing at least 45 days prior to the end of the applicable renewal term.
On May 19, 2011, the Board of Directors of the Company appointed Samuel S. Weiser, a director of the Company, as Interim Chief Financial Officer. Mr. Weiser is compensated pursuant to an existing consulting agreement with the Company whereby Mr. Weiser provides advice and other consulting services to the Company at a rate not to exceed $25 thousand per month.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” The following table provides the high and low sales prices for our common stock for fiscal 2011 and fiscal 2010.
Prices of our Common Stock

	High	Low

Fiscal 2011

Fourth Quarter ended February 28, 2011	$2.02	$1.50
Third Quarter ended November 30, 2010	2.17	1.65
Second Quarter ended August 31, 2010	2.50	1.01
First Quarter ended May 31, 2010	1.58	1.15

Fiscal 2010

Fourth Quarter ended February 28, 2010	$1.60	$1.11
Third Quarter ended November 30, 2009	1.65	0.68
Second Quarter ended August 31, 2009	0.90	0.63
First Quarter ended May 31, 2009	1.45	0.42
On July 30, 2010 the Company announced a plan to repurchase up to $1 million of the Company’s common stock, and that repurchases may occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed that repurchases may take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the second quarter of fiscal 2011, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares.
Holders
On February 28, 2011, we had approximately 2,215 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.
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
Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, R.M.S. Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.
When we use the terms the “Company,” “Premier”, “we,” “us,” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. The consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.
As of February 28, 2011, we are configured to present three different types of exhibitions, as reflected in the following table:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	6	9

“Titanic: The Artifact Exhibiton”	1	6	7

“Dialog in the Dark”	1	—	1

Total Exhibitions	5	12	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York City, New York, Las Vegas, Nevada, and Atlanta, Georgia.
As well as developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.
We first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMST and which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.
We have approximately 5,500 Titanic artifacts to present at our exhibitions. We own approximately 2,000 of the artifacts. We have a salvor’s lien on the remainder of the artifacts and, pending the federal court’s ruling on that lien, we have the right to exhibit these artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2011 we operated 7 concurrent Titanic exhibitions.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 28, 2011 we had the ability to present 9 concurrent human anatomy exhibitions.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. As of February 28, 2011 we had the ability to present one “Dialog in the Dark” exhibition in Atlanta, Georgia. We are currently in the process of developing a new “Dialog in the Dark” venue in New York City, with opening planned for the summer of 2011. Additional future expansion is also under review.
In the year ended February 28, 2009 (“fiscal 2009”), the Company began to see a decline in attendance at both the Bodies and Titanic exhibitions which adversely impacted earnings. Also, the Company spent significant capital pursuing new exhibition concepts that never materialized. By the end of fiscal 2009, with senior members of management leaving the Company and the Company under significant financial distress, shareholders voted to change the composition of the Board of Directors. In January of 2009, the new Board terminated the Chief Executive Officer, and installed new senior management.
During the year ended February 28, 2010 (“fiscal 2010”), the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by restructuring the business and raising capital. Management reduced the size of the headquarters operations and began to rationalize the number of Bodies shows touring, reducing touring capacity in June of 2009 from 16 to 13 concurrent shows, and also negotiated the early termination of the Star Trek exhibition, eliminating three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows and bring capacity in line with the Company’s ability to keep shows touring profitably. The Company also issued convertible bonds worth $12 million in order to properly capitalize the business. Management also worked to mend or end relationships with trade partners that had become strained under the prior management, which in certain cases required significant working capital.
Management also created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management began to strategize on ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on the ship’s 100 year anniversary in 2012.

In an effort to further stabilize the Company and grow, during fiscal 2010 management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operating these exhibitions without museums or third party promoters. Management initially believed that self-operating exhibitions would allow the Company to maintain more control of the exhibitions and would also allow the Company to retain 100 percent of the profit from the exhibitions as opposed to sharing that profit with a museum or promoter. Based on this strategy, the Company began to increase its self-operated exhibitions in fiscal 2010 and continued expansion into the year ended February 28, 2011 (“fiscal 2011”). However, the Company experienced lower than anticipated attendance at its self-operating touring Bodies exhibitions in fiscal 2011. As the sole operator of the exhibitions, the Company had to bear the full cost of the exhibits, lowering gross margins and profits in fiscal 2011.
At the end of the third quarter of fiscal 2011, 11 of our 14 Bodies shows toured in largely self-operated, temporary exhibits at non-branded venues. Specimens used in these exhibits were leased or licensed and were made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management determined the best option was to return the specimens to their owner, as the license agreements ended, and cease operating these exhibits. Based on this analysis and the impact that self-operating Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to exit the self-operated Bodies exhibitions. Going forward the Company will focus on touring Bodies, as well as the Titanic exhibitions, Dialog in the Dark, and new content, primarily with promoters and museums. As a result of returning specimens, the Company has significantly reduced its fixed operating lease costs. The Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses.
Key Exhibitions
“Titanic: The Artifact Exhibition”
Our wholly-owned subsidiary, RMST, operates our Titanic exhibitions, and for fiscal 2011 approximately 39% of our revenue was derived from Titanic exhibitions. RMST is currently the only company permitted by law to recover objects from the wreck of the Titanic. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and utilize this data and the artifacts for historical verification, scientific education and public awareness. By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom and Australia.
“Bodies...The Exhibition” and “Bodies Revealed”
For fiscal 2011, approximately 59% of our revenue was derived from human anatomy exhibitions. We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” and “Bodies...The Exhibition.” We secured the rights to produce these two versions of human anatomy exhibitions through separate exhibition agreements.
These specimens are assembled into anatomy-based educational exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. The bodies are drained of all fat and fluids, which are replaced with polymers, such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, reproductive and digestive systems. The full body specimens are complemented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed view into the elements that comprise each system of the body. Using more than 200 specimens, each exhibition follows a systems-based approach to human anatomy which examines the skeletal, muscular, nervous, digestive, respiratory, circulatory, urinary, integumentary (skin, sweat glands, hair, and nails), and reproductive systems.

Our full-body specimens and individual organs were obtained through plastination facilities mostly in China. The full body specimens are persons who lived in China and died from natural causes. Most of the bodies were unclaimed at death, and were ultimately delivered to medical schools for education and research. Where known, information about the identities, medical history and causes of death is kept strictly confidential. China has a large and highly competent group of anatomists and dissectors, who are essential to properly preparing these specimens for exhibition and educational purposes. In a number of cases, our medical director has been able to identify medical problems that were present in certain organs and, where appropriate, those organs were clearly labeled in the exhibitions. For example, an emphysema-diseased lung is displayed and identified, giving the visitors a visual understanding of the effects of the disease.
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this safe, yet stimulating exhibition, with the help of blind or visually impaired guides through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. During fiscal 2011 we operated one “Dialog in the Dark” venue in Atlanta, Georgia and approximately 2% of our revenue was derived from this exhibition. We are currently in the process of developing a new “Dialog in the Dark” venue in New York City, with opening planned for the summer of 2011. Additional expansion is also under review.
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
Star Trek
In 2008, we announced that we entered into an exclusive agreement to present “Star Trek, The Exhibition.” This multi-city touring exhibition contained a collection of authentic Star Trek costumes and props, as well as various ship and set re-creations from five television series and ten films over the last forty-plus years. During fiscal 2010, we negotiated an early termination of our exclusive agreement and are no longer presenting this exhibition.
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
JAM Settlement
On September 10, 2009, Premier settled with JAM Exhibitions, Ltd. litigation initiated in July 2009 by us in New York, in a manner that resulted in termination of our business ties with JAM, acquisition of full ownership and operating rights to “Bodies...The Exhibition” in New York City, among the Company’s most lucrative exhibitions to date, and retention of 100% of the net revenues derived from the operation of that property. While the settlement involved no cash payment, in connection with the settlement the Company wrote off a receivable from JAM that had originally been valued at approximately $1.6 million. This settlement is reflected in the Results of Operations for the year ended February 28, 2010.

September 2009 S2BN Amendment
On September 25, 2009, the Company finalized new terms in our exhibition co-promotion agreement with S2BN (the “September 2009 S2BN Amendment”), which generally provides:
•	We obtain sole possession of and operating rights to the New York Bodies exhibition, and retain 100% of the revenue and profits from that exhibition.
•
We have rights to present between five and fifteen human anatomy exhibitions in the European, Asian and other territories previously reserved exclusively for JAM and S2BN (the “Carve-Out Exhibitions”). (The Carve-Out Exhibitions are now limited to the initial five because any such rights beyond the initial five Carve-Out Exhibitions were linked to S2BN’s exercise of the remaining two options described below.)

•
The remaining two options for S2BN to jointly present additional exhibitions with us were made exercisable at the unilateral discretion of S2BN (with the final such option being conditioned upon exercise of the first of such remaining options), and the moneys owed by S2BN for the exercise of any such options were to be allocated and paid in enumerated installments as the applicable exhibitions occur.

•
S2BN was granted an additional six months, until May 31, 2010 and May 31, 2011, respectively, to exercise each of its remaining two options. The exercise date for the first of these remaining options was later extended until June 30, 2010, but S2BN nonetheless elected not to exercise the option. Accordingly, the last of these two remaining options has also lapsed.

Results of Operations
An analysis of our consolidated statements of operations for fiscal 2011 and fiscal 2010, with percent changes for 2011 vs. 2010 follows:

	Analysis of Consolidated Statements of Operations
			Percent Change
			2011
			vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$44,751	$43,428	3.0%
Cost of revenue (exclusive of depreciation and amortization)	33,459	24,070	39.0%

Gross profit	11,292	19,358	(41.7)%

Gross profit as a percent of revenue	25.2%	44.6%

Operating expenses	24,293	39,457	(38.4)%

Loss from operations	(13,001)	(20,099)	35.3%

Other income and (expenses)	26	(250)	110.4%

Loss before income tax	(12,975)	(20,349)	36.2%

Benefit from (provision for) income taxes	297	352	(15.6)%

Effective tax rate	2.3%	1.8%
Net loss	(12,678)	(19,997)	(36.6)%
Less: Net loss attributable to non-controlling interests	(206)	—	100.0%

Net loss attributable to the shareholders’ of Premier	$(12,472)	$(19,997)	(37.6)%

Net loss per share
Basic loss per share	$(0.27)	$(0.54)

Diluted net loss per share	$(0.27)	$(0.54)

Revenue
Revenue increased by $1.3 million or 3.0% in fiscal 2011 compared to fiscal 2010. The following table illustrates revenue for fiscal 2011 and fiscal 2010.

	Revenue (in thousands)
	2011	2010
Exhibition Revenue
Admissions revenue	$36,483	$33,881
Non-refundable license fees for current exhibitions	3,688	5,903

Total Exibition revenue	40,171	39,784
Merchandise and Other	4,330	3,644
Film Revenue	250	—

Total Revenue	$44,751	$43,428

Key Non-financial Measurements
Number of venues presented	41	39
Operating days	5,969	6,035
Attendance	3,628,263	4,125,093
Average attendance per operating day	608	684
Fiscal 2011 as Compared to Fiscal 2010
The $0.4 million increase in exhibition revenue is due to $2.6 million in higher admissions revenue, partially offset by a $2.2 million decrease in non-refundable license fees for current exhibitions.
Admissions revenue increased by $2.6 million based on the significant increase in self-run exhibitions from 9 in fiscal 2010 to 21 in fiscal 2011 as well as an increase in total exhibitions presented from 39 in fiscal 2010 to 41 in fiscal 2011. In self-run exhibitions, the Company retains all of the revenue and incurs all of the expenses as opposed to sharing these with a promoter. The improvement in revenue related to the increase in self-run and total exhibitions was partially offset by the decline in overall attendance from 4.1 million annual visitors in fiscal 2010 to 3.6 million annual visitors in fiscal 2011, as well as a decline in total days of operations from 6,035 in fiscal 2010 to 5,969 in fiscal 2011. The decline in attendance is partially due to 151,661 in attendance at three Star Trek exhibits that were in operation during fiscal 2010 that were not exhibited during fiscal 2011. In addition, attendance at our Titanic and Bodies exhibitions was down by 206,010 and 120,688 attendees, respectively. This decline in attendance at all of the Company’s exhibitions reflects general domestic and international economic conditions, which continue to have a negative impact on attendance, and intense competition that we face with other forms of entertainment available to the general public.
License fee revenue declined by $2.2 million as the Company partnered with fewer entities to run its exhibits in fiscal 2011, as discussed above.
The $0.7 million increase in merchandise and other revenue is primarily attributable to the increase in total exhibitions presented in fiscal 2011 as compared to fiscal 2010.
The $0.3 million increase in film revenue is due to $250 thousand in revenue generated from the sale of 2D footage from the 2010 expedition to the Titanic wreck site.

Cost of Revenue
Cost of revenue as a percent of revenue was 74.8% and 55.4%, for fiscal 2011 and fiscal 2010, respectively.

	Cost of Revenue
	(in thousands, except percentages)
			Percent
			2011
			vs.
	2011	2010	2010

Exhibition costs

Production	$4,958	$3,304	50.1%
Operating Expenses	16,913	15,359	10.1%
Marketing	10,244	4,179	145.1%

	32,115	22,842	40.6%

Exhibition expense as percent of exhibition revenue	79.9%	57.4%

Cost of merchandise	1,319	1,228	7.4%

Cost of merchandise as percent of merchandise revenue	30.5%	33.7%

Film costs	25	—	100.0%

Film costs as percent of film revenue	10.0%	0.0%

Total	$33,459	$24,070	39.0%

Percent of total revenue	74.8%	55.4%

Fiscal 2011 as Compared to Fiscal 2010
Our exhibition costs increased by $9.3 million, primarily due to higher marketing costs of $6.1 million, higher production costs of $1.6 million, and an increase in operating expenses of $1.6 million. The overall increase in exhibition costs was driven by the increase in self-run exhibitions from 9 in fiscal 2010 to 21 in fiscal 2011. In self-run exhibitions we are responsible for all of the costs to operate the exhibition, as opposed to sharing these costs with a promoter or museum. Marketing costs increased due to higher costs for advertising, particularly outdoor advertising, as the Company had to bear all of the advertising costs for its self-run exhibitions and we also increased our advertising efforts in order to improve attendance at our exhibitions. The rise in production costs was mainly driven by higher temporary labor costs and the increase in operating expenses was primarily due to increased exhibition personnel salaries. These personnel cost increases were driven by the increase in self-run exhibitions.
Our cost of merchandise as a percent of merchandise revenue declined from 33.7% in fiscal 2010 to 30.5% in fiscal 2011 primarily due to a $97 thousand decline in obsolete inventory expenses for fiscal 2011 as compared to fiscal 2010.
Film costs increased by $25 thousand due to commissions paid on the collection of film revenue in fiscal 2011.
Gross Profit
Fiscal 2011 as Compared to Fiscal 2010
Gross profit as percent of revenue was 25.2% for fiscal 2011 compared to 44.6% for fiscal 2010, a decrease of 19.4%. This decline was primarily due to a $9.4 million increase in cost of revenue, as the Company increased its self-run exhibitions and reduced its promoter and museum run exhibitions, as discussed further above. In promoter or museum run exhibitions the Company collects net revenue from the exhibition and does not incur costs related to the exhibition. However, for self-run exhibitions, the Company is responsible for all of the costs related to the exhibition.

Operating Expenses
Operating expense decreased by 38.4% in fiscal 2011 compared to fiscal 2010. The following table illustrates operating expenses and percentage changes for fiscal 2011 vs. fiscal 2010:

	Operating expenses
	(in thousands, except percentage data)
			Percent Change
			2011
			vs.
	2011	2010	2010

General and administrative	$19,214	$24,636	(22.0)%
Depreciation and amortization	5,053	6,012	(16.0)%
Net loss (gain) on disposal of assets	26	(54)	(148.1)%
Impairment of intangibles and goodwill	—	4,512	(100.0)%
Lease abandonment	—	4,351	(100.0)%

Total	$24,293	$39,457	(38.4)%

General and administrative
Fiscal 2011 as Compared to Fiscal 2010
General and administrative (“G&A”) expense decreased by $5.4 million, as reflected in the following table:

			Increase
	2011	2010	(decrease)
Exhibition expense	$1,136	$2,866	$(1,730)
Artifact expense	589	656	(67)
Compensation	7,125	7,973	(848)
Employee benefits	436	342	94
Insurance	826	918	(92)
Office expense	1,970	1,323	647
Travel	896	574	322
Professional fees	4,096	5,660	(1,564)
Stock compensation	616	451	165
Bad debt expense	819	1,845	(1,026)
Other	705	2,028	(1,323)

	$19,214	$24,636	$(5,422)

As reflected by the table above, the significant reduction in G&A expense related to:
•	a $1.7 million decline in exhibition expense driven by lower specimen rental fees charged to G&A for specimens not exhibited,
•
a $1.6 million reduction in legal and professional fees, mainly due to lower legal fees, as the Company settled three legal proceedings during fiscal 2010 and had fewer ongoing and new cases during fiscal 2011. In addition, the Company lowered legal costs in fiscal 2011 by bringing more legal resources into the Company and reducing its reliance on outside legal counsel.

•	a $1.0 million decline in bad debt expense, mainly resulting from forgiveness of amounts owed by JAM Exhibitions Ltd as part of the Company’s settlement with JAM in fiscal 2010,

•	a $1.3 million reduction in other expense, primarily related to the termination of certain human anatomy specimen license agreements in fiscal 2010, and
•	a $0.8 million in lower compensation expense, resulting from staff reductions and closing of exhibitions during fiscal 2011.
•
These decreases in expense were partially offset by a $0.6 million increase in office expense, mainly due to higher rent expense related to the abandoned portion of the Company’s leased exhibition space in Las Vegas, Nevada.

Depreciation and Amortization
Fiscal 2011 as Compared to Fiscal 2010
Our depreciation and amortization expenses decreased by $1.0 million or 16.0% primarily attributable to a $0.9 million decline in amortization related to license agreements fully amortized at the end of fiscal 2010 and a $0.7 million decrease related to agreements fully amortized in early fiscal 2011, partially offset by a $0.3 million increase in amortization of license agreements acquired in fiscal 2011 and an increase of $0.2 related to amortization of assets generated from the 2010 expedition to the Titanic wreck site.
Net Gain or Loss From Disposition of Assets
Fiscal 2011 as Compared to Fiscal 2010
We incurred a loss of $26 thousand in fiscal 2011, mainly due to losses on the sale of two vehicles in fiscal 2011. In fiscal 2010 we generated a gain of $54 thousand primarily related to the sale of certain exhibitry assets and reimbursements from presenters for damaged exhibitry.
Impairment of Intangibles
Fiscal 2011 as Compared to Fiscal 2010
The Company completed its impairment analysis of its intangible assets for fiscal 2011 and determined that no impairment was required. In the first quarter of fiscal 2010, we assessed the amount of human anatomical displays we had to exhibit and compared that amount to the estimated addressable market for such exhibitions. In our judgment, we had an excess capacity of human anatomical displays. Consequently, we entered into an agreement to terminate a license agreement which reduced the amount of capacity by returning certain specimens. Since the unamortized cost of the specimens had no future estimated cash flows associated with them, we recorded an impairment charge of $1.9 million in the first quarter of fiscal 2010 to reduce the carrying value of the finite lived intangibles related to those specimens to zero. The related goodwill that was derived with the original acquisition of those specimen sets was reduced to zero resulting in an additional $2.6 million impairment charge.
Lease Abandonment
Fiscal 2011 as Compared to Fiscal 2010
In 2008, we entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino. Our initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, we opened two of three exhibitions. There were deficiencies with the third exhibition which, in our judgment, prevented us from proceeding with the original plan. During the fourth quarter of fiscal 2010, we decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, we recorded lease abandonment expense of $4.4 million in fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent. There was no additional lease abandonment expense for fiscal 2011.

Loss from Operations
Loss from operations decreased by $7.1 million in fiscal 2011 compared to fiscal 2010 primarily due to asset impairment of $4.5 million and lease abandonment charges of $4.4 million in fiscal 2010 which were not present in fiscal 2011. In addition, the Company reduced its General and administrative expenses by $5.4 million. These improvements were partially offset by a $8.1 million reduction in gross profit, driven by higher cost of revenue.
Other Income and Expense
Fiscal 2011 compared to Fiscal 2010
In fiscal 2011, Other income totaled $26 thousand, primarily comprised of $23 thousand in interest income. During fiscal 2010, Other expense totaled $250 thousand, reflecting $41 thousand in interest income, offset by interest expense of $296 thousand.
Net Loss
Fiscal 2011 as Compared to Fiscal 2010
Our net loss before benefit from income taxes decreased by $7.4 million. We had a tax benefit of $297 thousand and $352 thousand for fiscal 2011 and fiscal 2010, with an effective tax rate of 2.3% in fiscal 2011 and 1.8% in fiscal 2010. Differences between this effective rate and the statutory tax rate are primarily due to changes in our deferred tax valuation allowance. Our net loss, after benefit from income taxes and a reduction for the loss from non-controlling interest, decreased by $7.5 million.
Net loss per share
Fiscal 2011 as Compared to Fiscal 2010
Basic and fully diluted loss per common share for fiscal 2011 and fiscal 2010 was $(0.27) and $(0.54), respectively. The basic and fully diluted weighted average shares outstanding for each of fiscal 2011 and 2010 were 46,943,269 and 36,841,296, respectively.
Liquidity and Capital Resources
Liquidity
Cash flows from operating activities
Net cash used by operating activities was $2.5 million for fiscal 2011 as compared to $2.9 million for fiscal 2010. This decrease in operating cash flows for fiscal 2011 as compared to operating cash flows for fiscal 2010 is primarily attributable to the decline in lease abandonment expense of $4.4 million and the decline in impairment of intangibles of $4.5 million, which were non-cash charges, partially offset by a $7.3 million decline in loss from operations.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) for fiscal 2011 and fiscal 2010:

	As of February 28,
	2011	2010
Working capital (in thousands)	$1,171	$14,909
Current ratio	1.14	3.06
Our net working capital decreased by $13.7 million as of February 28, 2011. This decrease is primarily attributable to a $6.6 million decrease in cash, a $2.8 million decline in income taxes receivable, and a $2.5 million decrease in certificates of deposit and other investments. The Company used much of its cash, the proceeds from the income tax refund, and the funds from the redemption of certificates of deposit in fiscal 2011 to fund the expedition of the Titanic wreck site as well as to establish and operate an increased number of self-run exhibitions, which place the burden of financing operations of the exhibition solely on the Company instead of sharing costs with a promoter or museum. The Company spent approximately $5.0 million on the expedition to the Titanic wreck site, of which $4.2 million has been capitalized as of February 28, 2011. In addition, our cost of revenue increased by $9.4 million due to the increased cost of marketing, personnel, and other costs to operate our exhibitions without a presenting partner. The combination of these two items significantly reduced the Company’s working capital.

Due to the impact that self-operating Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to exit the self-operated Bodies exhibitions and return certain specimens with expiring leases. Going forward the Company will focus on touring Bodies, as well as the Titanic exhibitions, Dialog in the Dark, and new content, primarily with promoters and museums. As a result of returning specimens, the Company has significantly reduced its fixed operating lease costs. The Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses. The combination of these actions will serve to reduce the costs of our exhibitions that the Company must absorb, as well as our overall general and administrative expenses, and therefore help to improve our working capital.
We currently do not have access to a revolving credit facility. While the Company is undertaking efforts to reduce expenses as discussed above, we may not be able to make capital investments needed to improve existing exhibits and/or develop new exhibits without access to additional funds. Subsequent to year end, the Company entered into an agreement with Lincoln Park Capital Fund, LLC, whereby the Company may access additional funds for working capital or other initiatives. This agreement in discussed in further detail under “Capital Resources” below.
Cash flows from investing activities
For fiscal 2011, we used $3.9 million for investing activities as compared to $3.8 million for fiscal 2010. Cash used in investing activities of $3.9 million for fiscal 2011 is primarily related to capital expenditures of $4.2 million for the 2010 expedition to the Titanic wreck site, $600 thousand used to purchase exhibition licenses, and $2.0 million used to purchase property and equipment, offset by $2.6 million in cash received from the redemption of certificates of deposit and $0.4 million received from a non-controlling interest. Cash used in investing activities of $3.8 million during fiscal 2010 related to $1.8 million in purchases of property and equipment and $2.0 million in the purchase of exhibition licenses.
Cash flows from financing activities
For fiscal 2011, cash used in financing activities was $19.0 thousand compared to $12.3 million provided by financing activities for fiscal 2010. In fiscal 2011, the Company purchased treasury stock for $136 thousand, offset partially by $117 thousand received from the exercise of options and warrants. In fiscal 2010, cash provided by financing activities related to the receipt of $12.0 million in proceeds from convertible notes. Our shareholders’ equity was $19.6 million and $31.6 million at February 28, 2011 and 2010, respectively.
Capital Resources
Notes Payable and Debt Conversion to Common Stock
On September 26, 2008, we entered into an amended Loan Agreement (the “Loan Agreement”) with Bank of America, N.A (the “Bank”) that provided us with a $10.0 million revolving line of credit. At the Company’s request, such credit limit could be increased up to $25.0 million, provided that the Bank consented to such increase.
On May 6, 2009, we and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“SCF”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from us unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12 million. The financing was approved by our Board of Directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to the Company. The Notes were approved by our shareholders at their 2009 Annual Meeting of Shareholders (the “Annual Meeting”).
The Notes were entered into in May and June, 2009, earned interest at a rate of 6% per year and were convertible into shares of our common stock at a conversion price of $0.75 per share. The Notes were convertible at SCF’s option at any time beginning five business days after the Annual Meeting. We had the right to require SCF to convert the Notes when the closing price of our common stock exceeded $1.00 per share for five successive trading days. In either case, SCF would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes were due in three years from the issue date, if not prepaid or converted prior to such date.
From the notes proceeds, $1.8 million was used to pay off the Loan Agreement with the Bank. The maximum we had outstanding at any point during fiscal 2010 from the revolving line of credit was $1.8 million, with no outstanding balance as of February 28, 2010, as the Loan Agreement with the Bank was terminated during fiscal 2010.

On September 30, 2009 and October 1, 2009, we exercised our right to convert the Notes into common stock after the closing price of our common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of our common stock were issued in accordance with this conversion, which includes the outstanding Notes principal plus accrued interest at a conversion price of $0.75 per share.
Purchase and Registration Rights Agreements
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10,000,000 of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement related to the transaction with the SEC covering the Purchase Shares and the Commitment Shares (as defined below). After the SEC has declared effective such registration statement, the Company will have the right during the next five (5) business days, but not the obligation, to direct LPC to immediately purchase $1.25 million worth of “Initial Purchase Shares”. The purchase price for the Initial Purchase Shares will be the lower of (i) 90% of the market price on May 20, 2011, the date the LPC Purchase Agreement was signed, (ii) 90% of the average closing sale price for the 10 consecutive business days prior to the date the registration statement is declared effective, or (iii) the lowest sale price of the Company’s stock on the business day prior to the date the registration statement is declared effective. If the Company elects to sell the Initial Purchase Shares to LPC, it will also be required to issue LPC warrants to purchase shares of common stock equivalent to 37.5% of the Initial Purchase Shares, with an exercise price of $2.25 per share and a term of 5 years.
Thereafter, the Company will generally have the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $1.00 per share.
In consideration for entering into the LPC Purchase Agreement, the Company will issue to LPC 149,165 shares of common stock as an initial commitment fee (the “Initial Commitment Shares”) and is required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis (the “Additional Commitment Shares”) as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.
Under the LPC Purchase Agreement, the Company has agreed that, subject to certain exceptions, it will not, during the term of the LPC Purchase Agreement, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “Variable Rate Transaction,” which means a transaction in which the Company:
•
issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock; or

•	enters into any agreement, including, but not limited to, an equity line of credit, whereby it may sell securities at a future determined price.
The Company has also agreed to indemnify LPC against certain losses resulting from its breach of any of its representations, warranties or covenants under the agreements with LPC.

Contractual Obligations
Lease Arrangements
Specimens
The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. Minimum annual rental under these agreements is $3 million, payable in quarterly amounts of $250 thousand for each of the three agreements.
Equipment
The Company has entered into various agreements for printing and copying equipment for its offices and permanent exhibition sites. These leases expire at various times between 2013 and 2016. The agreements provide for a base rental rate which either includes or excludes a set number of allowable copies per rental period, according to each agreement. Copies in excess of the allowable amount are charged to the Company at rates specified in each contract. Base monthly rental rates for these contracts total $4 thousand.
Principal Executive Offices
Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 16,790 square feet, is used for management, administration and marketing purposes. The Company entered into a sixth amendment to the lease for its principal executive offices to extend the lease for a period from October 1, 2009 through February 29, 2012. The agreement provides for an annual rental rate of $229 thousand and $315 thousand for fiscal 2011 and 2012, respectively.
Warehouse Space for Artifacts and Other Exhibitry
We lease approximately 10,080 square feet of warehouse space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry. For security purposes, we do not disclose the location of this property. During its fiscal year ended February 28, 2009 the Company entered into a non-cancelable operating lease for such warehouse space expiring on December 31, 2010 at an annual rate of $90 thousand. On August 30, 2010, the Company entered into another non-cancelable operating lease for warehouse and lab space for January 1, 2011 through December 31, 2011 at an annual rate of $92 thousand.
Luxor Hotel and Casino — Las Vegas, Nevada
On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. Minimum annual rent for the first three years is $3.3 million, payable in equal monthly installments, and $3.6 million a year thereafter. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010. See discussion in Note 11. Lease Abandonment in our consolidated financial statements, included in Item 8 of Part II of this report, regarding abandonment of a portion of the leased space.

Atlantic Station — Atlanta, Georgia
On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. We use the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. The lease term is for three years with four one-month renewal options and expires in February 2012. The minimum annual rent for the first, second and third year is $446 thousand, $468 thousand, and $513 thousand, respectively.
Seaport — New York City, New York
On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and plan to open a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice. In accordance with the agreement, minimum annual rent is $796 thousand, $820 thousand, and $844 thousand for calendar years 2010, 2011 and 2012, respectively. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010.
Touring Exhibitions
The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2011, the Company was obligated under lease agreements for two of its touring exhibits. One of these leases expires in August 2011 and has a minimum monthly rental of $32,533 (converted from British pounds). The other lease expired in April 2011 and had minimum monthly rental of $12,500 (with the last two months of the six month term being rent-free).
License Agreements
In May 2008 we entered into an agreement with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand, which are currently under development. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011. There will also be a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled, in exchange for a $300 thousand termination fee. In the event that the Company were to exercise this termination right on or prior to August 31, 2011, the Company would be entitled to apply the $300 thousand 2011 license fee against the termination fee that would otherwise be payable. At February 28, 2011, $200 thousand remains to be paid in calendar year 2011 in accordance with the revised payment schedule. This exhibition is being considered by the Company through a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. During fiscal 2011, S2BN reimbursed the Company for $275 thousand of its $325 thousand share of total Playboy license fee advances paid through fiscal 2011, with the remaining $50 thousand receivable from S2BN at February 28, 2011. In addition, in fiscal 2011 S2BN reimbursed the Company for $93 thousand of its $95 thousand share of costs incurred to date for the development of this initial exhibit concept, with $2 thousand receivable from S2BN at February 28, 2011.

Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commitments as of February 28, 2011, assuming we do not exercise any of our options to extend (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen fixed rentals	$3,708	$2,708	$1,000	$—	$—
Real estate operating leases	30,655	5,052	11,503	10,800	3,300
Equipment leases	167	53	113	1	—
License agreements	800	200	600

Total	$35,330	$8,013	$13,216	$10,801	$3,300

Off-Balance Sheet Arrangements
We have no off-balance sheet financial arrangements.
Critical Accounting Policies
The Company has identified the policies below as critical to the business operations and the understanding of the results of operations.
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
During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement related to geographic territory and license fees. Although these modifications had no impact on revenue recognized in fiscal 2010 or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements such that we may not be able to assert that there are no return rights, that delivery of a license has occurred, or that we can continue to support vendor-specific objective evidence for fair value. Accordingly, for certain arrangements we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by accounting standards generally accepted in the United States (“U.S. GAAP”). As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter fiscal 2010 modification had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.

(i)	Exhibition Revenue
The Company recognizes exhibition revenue for exhibits when earned and reasonably estimable. The exhibition agreements may have a fixed fee, may be based on a percentage of gross profit, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:
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
Exhibition Revenue is primarily comprised of the following: Admissions, Licensing, and Audio Tour Revenue. All revenues are shown net of any applicable sales or use taxes.
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
Licensing Revenue
Licensing revenue is derived from fees paid by independent partners to co-produce, display and promote our exhibitions. The Company recognizes license fees ratably over the duration of the exhibition.
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

(b) Notes and Accounts Receivable
Accounts receivable represent presenting partner and other obligations due under normal trade terms. Notes receivable reflect amounts due from one company under an agreement dated December 29, 2008. The Company regularly evaluates the need for an allowance for uncollectible accounts for both accounts and notes receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables. The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The allowance for bad debt for notes receivable is based on specific notes or portion of notes that are not considered collectible. The Company’s bad debt expense for fiscal 2011 and fiscal 2010 was $819 thousand and $1.8 million, respectively. The Company’s ending bad debt allowance as of February 28, 2011 for accounts receivable and notes receivable was $1.0 million and $425 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.
(c) Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets.

Exhibitry	5 years
Vehicles	5 years
Tools and equipment	5 years
Computers and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or remaining lease term
The Company had $28.0 million and $25.0 million in property and equipment at February 28, 2011 and 2010, respectively. Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $4.0 million and $4.0 million for fiscal 2011 and 2010, respectively. Accumulated depreciation totaled $15.4 million and $11.5 million at February 28, 2011 and 2010, respectively.
(d) Exhibition Licenses
Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. In addition, licenses have been obtained to exhibit the Company’s “Dialog in the Dark” exhibitions and for Playboy exhibitions currently under development. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s public debut. Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.
Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions, whether there are any exhibitions planned for the future, and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.
The Company is required to categorize its financial assets and liabilities into a three level hierarchy based on the priority of inputs to the valuation technique in accordance with Financial Accounting Statement Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in an active market.

•
Level 2 — Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Inputs other than quoted market prices that are observable; and

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or othermeans.
•
Level 3 — Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

As the valuation techniques used to determine the value of our exhibition licenses is based on unobservable inputs, the Company classifies its exhibition licenses as Level 3 assets in accordance ASC 820. Based upon the results of our impairment tests in fiscal 2011 and fiscal 2010, impairments were $0 and $1.9 million, respectively.
(e) Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2011, the Company established a valuation allowance of $10.3 million against all net deferred tax assets.
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
(f) Stock Compensation
The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $616 thousand and $451 thousand for fiscal 2011 and 2010, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations.
Stock Options. Fair value of stock options is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award. The Company did not grant any stock options during fiscal 2011. For stock options granted during fiscal 2010, the Company used the following weighted-average assumptions in the Black-Scholes pricing model to determine fair value:

Dividend yield	0%
Expected volatility	127%
Risk-free interest rate	1.2%
Expected lives in years	7.5
Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate.

Restricted Stock. The Company grants restricted stock or restricted stock units (“RSUs”) to certain of its employees and directors. Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant.
Warrants. The Company granted warrants under various service agreements. Warrants related to two of these agreements entered into in April 2006 and March 2008 remain outstanding at February 28, 2011. Fair value of warrants issued under these agreements was determined based on the Black-Scholes pricing model using the following weighted-average assumptions:

	Agreements issued in
	Fiscal 2007	Fiscal 2009

Dividend yield	0%	0%
Expected volatility	100%	120%
Risk-free interest rate	6.0%	4.2%
Expected lives in years	5.0	5.0
If these assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.
(g) 2010 Titanic Expedition Costs
We have capitalized $4.2 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. If our estimates regarding revenue streams for each of these assets vary significantly from actual results, the Company’s results of operations and financial position could be materially impacted. See Note 6. 2010 Expedition to Titanic Wreck Site in our consolidated financial statements, included in Item 8 of Part II of this report for further details.
Recent Accounting Pronouncements
Recently Adopted
In January 2010, the FASB issued amended guidance for improving disclosures about fair value measurements. The revised guidance requires disclosure of: a) significant transfers in and out of Level 1 and 2 fair value measurements along with the reason for the transfers, and b) gross presentation of purchases, sales, issuances and settlements within the Level 3 activity tabular disclosure. In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that such disclosures should prove information regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall into Level 2 or 3. The Company adopted this guidance on March 1, 2010 and it had no impact on our consolidated financial statements, as the new guidance only addressed additional disclosure. These new disclosures can be located in Note 2. Summary of Significant Accounting Policies and Note 4. Balance Sheet Details in our consolidated financial statements, included in Item 8 of Part II of this report.
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
Recently Issued
In October 2009, the FASB issued new accounting guidance related to multiple-deliverable revenue arrangements, which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the guidance effective March 1, 2011 and is applying it prospectively. The adoption of this guidance did not have a material effect on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Premier Exhibitions, Inc.:
We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 28, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended February 28, 2011. We have also audited the accompanying consolidated financial statement Schedule for the years ended February 28, 2011 and 2010 listed in the index at Item 15. These consolidated financial statements and Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and Schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and Schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2011 and 2010 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011, included in Management’s Report on Internal Control Over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.
/s/ Cherry, Bekaert & Holland L.L.P.
Cherry, Bekaert & Holland L.L.P.
Atlanta, Georgia
May 23, 2011

Premier Exhibitions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	February 28,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,764	$10,339
Certificates of deposit and other investments	807	3,308
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $697, respectively	2,419	2,613
Merchandise inventory, net of reserve of $15 and $281, respectively	752	845
Notes receivable, net of allowance for doubtful accounts of $425	200	—
Deferred income taxes	175	—
Income taxes receivable	358	3,161
Prepaid expenses	1,107	1,666
Other current assets	136	200

Total current assets	9,718	22,132

Artifacts owned, at cost	3,011	3,048
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $15,376 and $11,454, respectively	12,620	13,545
Exhibition licenses, net of accumulated amortization of $5,861 and $4,979, respectively	2,987	3,269
Film and gaming assets, net of accumulated amortization of $175	2,994	—
Deferred income taxes	—	927
Notes receivable, net of allowance for doubtful accounts of $46	—	579
Subrogation rights	250	250

Total Assets	$31,581	$43,751

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,951	$5,518
Deferred revenue	2,596	1,705

Total current liabilities	8,547	7,223

Long-Term liabilities:
Lease abandonment	3,014	3,666
Income taxes payable	—	1,214
Deferred income taxes	175	—

Total long-term liabilities	3,189	4,880

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,205,661 and 47,804,742 shares, respectively; outstanding 47,203,652 and 46,802,733 shares, respectively	5	5
Additional paid-in capital	58,356	57,759
Accumulated deficit	(31,085)	(18,613)
Accumulated other comprehensive loss	(455)	(313)
Less treasury stock, at cost; 1,002,009 shares	(7,190)	(7,190)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,631	31,648

Equity Attributable to Non-controlling interest	214	—

Total liabilities and shareholders’ equity	$31,581	$43,751

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended February 28,
	2011	2010
Revenue:
Exhibition revenue	$40,171	$39,784
Merchandise and other	4,330	3,644
Film revenue	250	—

Total revenue	44,751	43,428

Cost of revenue:
Exhibition costs	32,115	22,842
Cost of merchandise sold	1,319	1,228
Film costs	25	—

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	33,459	24,070

Gross profit	11,292	19,358

Operating expenses:
General and administrative	19,214	24,636
Depreciation and amortization	5,053	6,012
Net loss (gain) on disposal of assets	26	(54)
Impairment of intangibles and goodwill	—	4,512
Lease abandonment	—	4,351

Total operating expenses	24,293	39,457

Loss from operations	(13,001)	(20,099)

Other income and (expenses)	26	(250)

Loss before income taxes	(12,975)	(20,349)

Benefit from income taxes	297	352

Net loss	(12,678)	(19,997)
Less: Net loss attributable to non-controlling interest	(206)	—

Net loss attributable to the shareholders of Premier	$(12,472)	$(19,997)

Net loss per share:
Basic loss per common share	$(0.27)	$(0.54)

Diluted loss per common share	$(0.27)	$(0.54)

Shares used in basic per share calculations	46,943,269	36,841,296

Shares used in diluted per share calculations	46,943,269	36,841,296

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,678)	$(19,997)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,053	6,012
Impairment of intangibles	—	4,512
Lease abandonment	(652)	4,351
Stock based compensation	616	451
Allowance for doubtful accounts	726	(450)
Common stock issued for accrued interest	—	247
Excess tax benefit on the exercise of employee stock options	—	(61)
Net loss (gain) on disposal of assets	26	(54)
Common stock issued for settlement of lawsuit	—	50
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(153)	2,954
Decrease (increase) in merchandise inventory, net of reserve	93	(414)
Decrease in deferred income taxes	927	3,273
Decrease in prepaid expenses	559	584
Decrease in other assets	64	2,512
Decrease in income taxes receivable	2,803	645
Increase (decrease) in deferred revenue	891	(635)
Increase (decrease) in accounts payable and accrued liabilities	433	(6,878)
Decrease in income taxes payable	(1,214)	—

Total adjustments	10,172	17,099

Net cash used in operating activities	(2,506)	(2,898)

Cash flows from investing activities:
Purchases of property and equipment	(2,045)	(1,790)
Proceeds from disposal of assets	25	—
Purchase of exhibition licenses	(600)	—
Purchase of certificates of deposit	(88)	(2,031)
Redemption of certificates of deposit	2,581	—
Decrease in artifacts	37	33
Titanic expedition costs incurred	(4,246)	—
Non-controlling investment in consolidated joint venture	420	—

Net cash used in investing activities	(3,916)	(3,788)

Cash flows from financing activities:
Proceeds from convertible notes	—	12,000
Purchase of treasury stock	(136)	—
Proceeds from option and warrant exercises	117	261
Excess tax benefit on the exercise of employee stock options	—	61

Net cash (used in) provided by financing activities	(19)	12,322

Effects of exchange rate changes on cash and cash equivalents	(134)	18

Net (decrease) increase in cash and cash equivalents	(6,575)	5,654
Cash and cash equivalents at beginning of year	10,339	4,685

Cash and cash equivalents at end of year	$3,764	$10,339

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$49

Cash paid during the period for taxes	$103	$138

Supplemental disclosure of non-cash operating activities:
Uncertain tax position	$—	$1,214

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of stock options	$—	$14

Unrealized loss on marketable securities	$8	$—

Conversion of convertible notes to common stock	$—	$12,000

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years Ended February 28, 2011 and February 28, 2010
(in thousands except for number of shares)

				(Accumulated	Accumulated
	Common Stock		Additional	Deficit)/	Other	Treasury	Premier
	Number of		Paid-In	Retained	Comprehensive	Stock, at	Shareholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Cost	Equity	Interest

Balance, February 28, 2009	29,479,439	$3	$44,691	$1,384	$(331)	$(7,190)	$38,557	$—

Common stock issued for exercise of options	705,633	—	261	—	—	—	261	—
Issuance of Restricted Stock	218,685	—	137	—	—	—	137	—
Common stock issued for the conversion of notes payable and accrued interest	16,328,976	2	12,245				12,247	—
Common stock issued for lawsuit settlement	70,000	—	50				50	—
Excess tax benefit on stock options	—	—	61	—	—	—	61	—
Stock compensation costs	—	—	314	—	—	—	314	—
Net loss	—	—	—	(19,997)	—	—	(19,997)	—
Other comprehensive loss:
Foreign currency translation income (loss)	—	—	—	—	18	—	18	—

Total comprehensive loss:							$(19,979)	—

Balance, February 28, 2010	46,802,733	$5	$57,759	$(18,613)	$(313)	$(7,190)	$31,648	$—

Common stock issued for exercise of options	330,000	—	117	—	—	—	117	—
Issuance of Restricted Stock	186,000	—	—	—	—	—	—	—
Retirement of shares	(115,081)	—	(136)	—	—	—	(136)	—
Stock compensation costs	—	—	616	—	—	—	616	—
Non-controlling investment in consolidated joint venture	—	—	—	—	—	—	—	420
Net loss	—	—	—	(12,472)	—	—	(12,472)	(206)
Other comprehensive loss:
Foreign currency translation income (loss)	—	—	—	—	(134)	—	(134)	—
Unrealized loss on marketable securities	—	—	—	—	(8)	—	(8)	—

Total comprehensive loss:							$(12,614)	$(206)

Balance, February 28, 2011	47,203,652	$5	$58,356	$(31,085)	$(455)	$(7,190)	$19,631	$214

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Background and Basis of Presentation
Description of Business
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, R.M.S. Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.
Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 15.5% and 9.4% of our revenues for the years ending February 28, 2011 (“fiscal 2011”) and February 28, 2010 (“fiscal 2010”), respectively, resulted from exhibition activities outside the U.S. The exhibition activities outside the U.S. represent 43.3% and 28.7% of our total attendance for fiscal 2011 and fiscal 2010, respectively. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
Basis of Presentation
When we use the terms the “Company,” “Premier”, “we,” “us,” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. The consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.
We have prepared the accompanying consolidated financial statements and notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported amounts using those estimates.
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
During the first quarter of fiscal 2010, the Company entered into an amendment to an existing multiple element agreement with promoters that modified certain of the terms and conditions of the agreement related to geographic territory and license fees. Although these modifications had no impact on revenue recognized in fiscal 2010 or prior periods, the amendments modify our analysis and computation of the fair value of the undelivered elements such that we may not be able to assert that there are no return rights, that delivery of a license has occurred, or that we can continue to support vendor-specific objective evidence for fair value. Accordingly, for certain arrangements we will no longer be able to support the fair value of the undelivered elements in a multiple element arrangement as required by U.S. GAAP. As a result, in the future the Company will no longer recognize payment of non-refundable exhibition license revenue upon execution of an agreement or upon cash collection as a separate deliverable, but rather will defer such amounts until the time that the exhibition occurs, or the allowed time period for such an exhibition has passed and no remaining obligation to host such exhibition exists. This first quarter fiscal 2010 modification had no impact on revenue recognized in prior periods, including non-refundable exhibition license revenue that was recognized.
(i) Exhibition Revenue
The Company recognizes exhibition revenue for exhibits when earned and reasonably estimable. The exhibition agreements may have a fixed fee, may be based on a percentage of gross profit, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:
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
Exhibition Revenue is primarily comprised of the following: Admissions, Licensing, and Audio Tour Revenue. All revenues are shown net of any applicable sales or use taxes.
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
Licensing Revenue
Licensing revenue is derived from fees paid by independent partners to co-produce, display and promote our exhibitions. The Company recognizes license fees ratably over the duration of the exhibition.
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
(b) Cash and Cash Equivalents
The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily invested in money market funds. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers of its cash equivalents.
(c) Certificates of Deposit
Certificates of deposit (the “Certificates”) amount to $801 thousand at February 28, 2011 and are carried at cost plus accrued interest and mature at various dates from August 30, 2011 through October 4, 2011. The Certificates are issued by one bank and currently exceed federally insured limits of $250 thousand. The Company has not experienced any losses in these Certificates and performs periodic evaluation of the relative credit standings of the bank.
(d) Notes and Accounts Receivable
Accounts receivable represent presenting partner and other obligations due under normal trade terms. Notes receivable reflect amounts due from one company under an agreement dated December 29, 2008. The Company regularly evaluates the need for an allowance for uncollectible accounts for both accounts and notes receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables. The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The allowance for bad debt for notes receivable is based on specific notes or portion of notes that are not considered collectible. The Company’s bad debt expense for fiscal 2011 and fiscal 2010 was $819 thousand and $1.8 million, respectively. The Company’s ending bad debt allowance as of February 28, 2011 for accounts receivable and notes receivable was $1.0 million and $425 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.

(e) Merchandise Inventory
Merchandise inventory consists of finished goods purchased for resale at our exhibitions. Inventory cost is determined based on purchase price and is carried at the lower of cost or market value. The Company accounted for all inventories on the first-in, first-out method until the end of February 2011, when it changed to the average cost method. The Company believes that this methodology is a more efficient method of accounting for its mostly small dollar item inventory, located over several exhibition sites, while still reflecting an accurate valuation. The impact of the change in inventory valuation methodology was not material for the year ended February 28, 2011. Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization. The Company’s inventory obsolescence expense for fiscal 2011, and fiscal 2010 was $41 thousand and $138 thousand, respectively.
(f) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition, and reimbursable expenses that are capitalized and recovered from museums, promoters or our co-presentation partner.
(g) Artifacts
Costs associated with the care, management and preservation of approximately 2,000 artifacts recovered from the wreck of the RMS Titanic (the “Titanic”), during the course of 32 dives in 1987, are expensed as incurred. A majority of the Company’s Titanic artifacts not being presented in exhibitions are located within the U.S.
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
(h) Salvor’s lien
In 1994, the U.S. District Court for the Eastern District Court of Virginia (the “District Court”) issued an order declaring RMST, a wholly owned subsidiary, Salvor-in-Possession of the Titanic wreck and wreck site. As Salvor-in-Possession, RMST has the exclusive right to recover artifacts from the wreck. RMST continues to serve as Salvor-in-Possession. In 2002, the United States Court of Appeals for the Fourth Circuit (the “Appellate Court”) determined that RMST has a lien on the approximately 3,700 artifacts recovered by it during the expeditions it conducted after 1987. The value of this lien will be determined by the District Court, and the lien will be satisfied by the payment of a cash award in a process to be determined by the District Court, or through an award of title to the artifacts with certain covenants and conditions governing their future use. Unlike the approximately 2,000 artifacts RMST recovered in 1987 and which RMST owns outright, RMST does not have title to the artifacts recovered after 1987.
On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
Since the ultimate amount of the lien and form of award has not been declared by the Court, the Company carries the Salvor’s lien at $1 thousand.

(i) Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets.

Exhibitry	5 years
Vehicles	5 years
Tools and equipment	5 years
Computers and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or remaining lease term
The Company had $28.0 million and $25.0 million in property and equipment at February 28, 2011 and 2010, respectively. Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $4.0 million and $4.0 million for fiscal 2011 and 2010, respectively. Accumulated depreciation totaled $15.4 million and $11.5 million at February 28, 2011 and 2010, respectively.
(j) Exhibition Licenses
Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. In addition, licenses have been obtained to exhibit the Company’s “Dialog in the Dark” exhibitions and for Playboy exhibitions currently under development. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s public debut. Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.
Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions, whether there are any exhibitions planned for the future, and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.
The Company is required to categorize its financial assets and liabilities into a three level hierarchy based on the priority of inputs to the valuation technique in accordance with Financial Accounting Statement Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in an active market.

•
Level 2 — Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Inputs other than quoted market prices that are observable; and

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
•
Level 3 — Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

As the valuation techniques used to determine the value of our exhibition licenses is based on unobservable inputs, the Company classifies its exhibition licenses as Level 3 assets in accordance ASC 820. Based upon the results of our impairment tests in fiscal 2011 and fiscal 2010, impairments were $0 and $1.9 million, respectively.
(k) Goodwill
We recorded goodwill in connection with the acquisition of businesses accounted for using the purchase method. We are required to perform an impairment test of goodwill at least once annually and upon the occurrence of a triggering event. We have elected to test our goodwill for impairment in the fourth quarter of each year. The impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. Our measurement of fair value considers both the income approach, utilizing the present value of estimated future discounted cash flows, and market approach, utilizing a revenue multiple to estimate fair value. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of goodwill impairment, if any, through a detailed fair value analysis of each of the assigned assets (excluding goodwill). If any impairment was indicated as a result of the annual test or upon a triggering event, we record an impairment charge. As the valuation technique used to determine the value of goodwill is based on unobservable inputs, the Company classifies its goodwill as Level 3 assets in accordance with ASC 820. Based upon the results of our impairment test in fiscal 2010, impairments for goodwill were $2.6 million, which resulted in a zero balance in goodwill as of February 28, 2010. Therefore, no goodwill impairment testing was required for fiscal 2011.
(l) Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2011, the Company established a valuation allowance of $10.3 million against all net deferred tax assets.
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
(n) Legal Contingencies
The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position. At February 28, 2011, the Company had $167 thousand accrued for legal contingencies loss.

(o) Leases
The Company enters into leases for exhibit space for its exhibitions, corporate office space, warehouse space, print and copying equipment, and certain specimens used in its human anatomy exhibitions. Lease expense is recorded in the period incurred. Lease expense for corporate office space, print and copying equipment, warehouse space, and specimens not exhibited is included in General and administrative expenses in the Company’s Consolidated Statements of Operations. Lease expense for exhibit space and specimens used in exhibitions are included in Exhibition costs in the Company’s Consolidated Statement of Operations. All of the Company’s leases currently qualify as operating leases.
(p) Consolidation
The Company consolidates its wholly owned subsidiaries, all entities that it controls by ownership of a majority voting interest, and its portion of a joint venture, and eliminates all significant intercompany activity. Although the Company does not have a controlling financial interest in the joint venture, we have determined that consolidation is appropriate due to assessment of the Company’s participation in the financial and operational decisions of the joint venture made in the ordinary course of business, as outlined in ASC 810, “Consolidation”. Therefore, the Company’s portion of the joint venture’s results has been consolidated into our financial statements and the portion not owned by us is reflected as a non-controlling interest.
(q) Other Taxes
The Company incurs and remits certain taxes assessed by governmental authorities on revenue producing transactions, such as sales taxes. The Company’s revenue is presented net of sales taxes in its Consolidated Statement of Operations.
(r) Advertising Costs
In the course of the Company’s business we incur advertising costs in order to promote our exhibitions. Advertising costs are budgeted for each temporary exhibition prior to its opening and the costs are expensed over the life of the exhibit. Costs incurred above or below budget are adjusted for as incurred. For permanent exhibitions, advertising is expensed as incurred. For fiscal 2011 and 2010, the Company incurred marketing and advertising expense of $10.2 million and $4.2 million, respectively, which is included in Exhibition costs on the Company’s Consolidated Statements of Operations.
(s) Stock Compensation
The Company follows the fair value recognition provisions in the FASB guidance for stock compentation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $616 thousand and $451 thousand for fiscal 2011 and 2010, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations.
Stock Options. Fair value of stock options is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award. The Company did not grant any stock options during fiscal 2011. For stock options granted during fiscal 2010, the Company used the following weighted-average assumptions in the Black-Scholes pricing model to determine fair value:

Dividend yield	0%
Expected volatility	127%
Risk-free interest rate	1.2%
Expected lives in years	7.5
Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate.

Restricted Stock. The Company grants restricted stock or restricted stock units (“RSUs”) to certain of its employees and directors. Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant.
Warrants. The Company granted warrants under various service agreements. Warrants related to two of these agreements entered into in April 2006 and March 2008 remain outstanding at February 28, 2011. Fair value of warrants issued under these agreements was determined based on the Black-Scholes pricing model using the following weighted-average assumptions:

	Agreements issued in
	Fiscal 2007	Fiscal 2009

Dividend yield	0%	0%
Expected volatility	100%	120%
Risk-free interest rate	6.0%	4.2%
Expected lives in years	5.0	5.0
If these assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.
(t) 2010 Titanic Expedition Costs
We have capitalized $4.2 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. If our estimates regarding revenue streams for each of these assets vary significantly from actual results, the Company’s results of operations and financial position could be materially impacted. See Note 6. 2010 Expedition to Titanic Wreck Site for further details.
Note 3. Recent Accounting Pronouncements
Recently Adopted
In January 2010, the FASB issued amended guidance for improving disclosures about fair value measurements. The revised guidance requires disclosure of: a) significant transfers in and out of Level 1 and 2 fair value measurements along with the reason for the transfers, and b) gross presentation of purchases, sales, issuances and settlements within the Level 3 activity tabular disclosure. In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that such disclosures should prove information regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall into Level 2 or 3. The Company adopted this guidance on March 1, 2010 and it had no impact on our consolidated financial statements, as the new guidance only addressed additional disclosure. These new disclosures can be located in Note 2. Summary of Significant Accounting Policies and Note 4. Balance Sheet Details.
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
Recently Issued
In October 2009, the FASB issued new accounting guidance related to multiple-deliverable revenue arrangements, which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the guidance effective March 1, 2011 and is applying it prospectively. The adoption of this guidance did not have a material effect on our financial position or results of operations.
Note 4. Balance Sheet Details
The composition of cash and cash equivalents, certificates of deposits, and other investments is as follows (in thousands):

	February 28,
	2011	2010

Cash and cash equivalents:
Cash	$3,723	$7,119
Money market mutual funds	41	3,220

Total	$3,764	$10,339

Certificates of deposit and other investments:
Certificates of deposit	$801	$3,294
Marketable securities, available-for-sale	6	14

Total	$807	$3,308

Marketable securities, available-for-sale, are carried at fair market value, based on quoted market price for identical assets in an active market, and accordingly, are categorized as Level 1 assets in accordance with ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). Cost basis of marketable securities, available-for-sale at February 28, 2011 was $14 thousand, and related unrealized loss of $8 thousand is reflected in Other comprehensive income in the Consolidated Balance Sheets.

The composition of prepaid expenses is as follows (in thousands):

	February 28,
	2011	2010

Prepaid insurance	$4	$307
Prepaid leases	247	917
Prepaid advertising	123	—
Prepaid exhibit build costs	510	229
Prepaid other operating costs	223	213

Total	$1,107	$1,666

The composition of other current assets is as follows (in thousands):

	February 28,
	2011	2010

Deposits and advances	$48	$30
Other receivables	88	170

Total	$136	$200

The composition of property and equipment, which is stated at cost, is as follows (in thousands):

	February 28,
	2011	2010

Exhibitry	$15,725	$13,533
Vehicles	14	77
Tools and equipment	518	500
Office equipment	1,600	1,524
Computers and software	1,157	552
Leasehold improvements	7,855	7,755
Furniture and fixtures	1,127	1,058

	27,996	24,999
Less accumulated depreciation	15,376	11,454

Property & equipment, net	$12,620	$13,545

Depreciation expense on property and equipment was $4.0 million for both fiscal 2011 and 2010.

The composition of notes receivable is as follows (in thousands):

	February 28,
	2011	2010

Notes receivable	$625	$625
Allowance for doubtful accounts	425	46

Net notes receivable	$200	$579

Notes receivable reflects $625 thousand due from one company under an asset purchase agreement dated December 29, 2008. As part of its normal review and allowance procedures for notes receivable, the Company established an allowance of $46 thousand at the end of fiscal 2010. The entire balance of the note receivable was included in long-term assets in the Consolidated Balance Sheets as of February 28, 2010, as the Company had substantial evidence to indicate that it would not collect the balance by the due date of December 2010. During fiscal 2011, the Company began to negotiate collections with the holder of this note. As part of these negotiations, the Company increased the allowance to $425 thousand during fiscal 2011. Subsequent to February 28, 2011, the Company collected the $200 thousand balance of the note receivable. As such, the $200 thousand note receivable balance as of February 28, 2011 is included in current assets in the Consolidated Balance Sheet.
The composition of accounts payable and accrued liabilities is as follows (in thousands):

	February 28,
	2011	2010
Operations	$2,334	$2,186
Professional and consulting fees payable	475	477
Payroll and payroll taxes	178	338
Legal accrual	167	222
Sales and use taxes	171	147
Exhibit build costs	515	—
Marketing costs	264	617
Merchandise	369	273
Rent	496	234
Lease abandonment, current portion	652	685
Travel and related expenses	171	216
Fees and other taxes	159	27
Other	—	96

Total accounts payable and accrued liabilities	$5,951	$5,518

For fiscal 2011 and 2010, the Company incurred marketing and advertising expense of $10.2 million and $4.2 million, respectively, which is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.
Note 5. Artifacts
In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. The coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During fiscal 2011 and 2010, $37 thousand and $33 thousand, respectively, were deducted from artifacts.

Note 6. 2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the Titanic and its wreck site, conducted an expedition to the Titanic wreck site. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute. Never before had all of these entities partnered to work together on one project. While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage and other assets generated from the expedition.
While the general purpose of the expedition was to collect and interpret archeological and scientific data utilizing state-of-the-art high definition 2D and 3D cameras and sonar scanning equipment, the Company also planned and executed the expedition in order to create digital assets for commercial purposes, including a 2D documentary being produced and to be aired by a major cable network, a separate HD3D film featuring a tour of the bow and stern sections of the ship, and assets to be utilized in enhancing the Titanic exhibitions, as well as other applications. The collected data will also provide the basis for an archaeological site plan, and ultimately a long-term management plan for the Titanic wreck site.
We have capitalized $4.2 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

3D film	$1,719
3D exhibitry	759
2D documentary	565
Gaming application	886
Expedition web point of presence	317

Total expedition costs capitalized	4,246
Less: Accumulated amortization	175
Accumulated depreciation	53

Expedition costs capitalized as of February 28, 2011, net	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as use in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $53 thousand for fiscal 2011.
In addition, the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D film, 3D film, 3D exhibitry or gaming applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management.

Costs associated with the production of the 2D and 3D films and the development of 3D exhibitry were capitalized in accordance with ASC 926 “Entertainment — Films” (“ASC-926”), as they meet the definition of film costs. ASC 926-20 defines films costs as all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest in accordance with Topic 835 of ASC 926.
Costs incurred to charter the ship, ready it for the excursion, lease the requisite equipment, and hire the necessary expertise in the form of consultants and temporary labor were all required in order to prepare for and carry out the expedition and to create the film assets. Included in these costs is $1.7 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.
In addition, a significant project such as this requires management by a team of professionals, from the Expedition Leader to other individuals specializing in project management, legal and other specialties which were necessary to ensure that the expedition was conducted efficiently and effectively. A portion of the general management expenses that we capitalized is an allocation of production overhead, which, in accordance with ASC 926-20-25-2, includes an allocation of costs of the individuals with either exclusive or significant responsibility for the production of a film. For those individuals with a significant, but not an exclusive responsibility, we allocated their costs based on hours worked related to the expedition and tasks related to the development of the film versus hours worked on other matters. In addition, included in capitalized general management expenses are legal and public relations costs incurred associated with the creation of the digital assets.
The amortization period for the 3D film will be determined in accordance with the “Individual-Film-Forecast-Computation Method” as described in ASC 926. We will amortize film costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company is currently in the process of estimating ultimate revenue for the 3D film, as defined by ASC 926, and the amortization period will be less than 10 years following the date of the film’s initial release or delivery of the first episode, if applicable. We have not yet determined this date.
The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. The license rights revenue is included in Film revenue on the Consolidated Statement of Operations in fiscal 2011. As the Company has entered into an agreement to produce this film and has received its first payments under this agreement, the Company recorded an amortization charge of $175 thousand in fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above.
The costs associated with enhancing the exhibitions with 3D footage will be depreciated over a five year useful life using the straight-line method beginning with the date the asset is placed in service, in accordance with the Company’s policy for depreciation of assets used in its exhibits.
The Company engaged personnel to operate sonar and optical equipment during the expedition to image the bow and stern sections of the Titanic wreck site. This imagery is valuable for developing a full 2D and 3D rendering of the Titanic for various academic, media, and other entertainment uses, including incorporation of the imagery into a gaming application. Costs associated with the gaming application were capitalized in accordance with ASC 350, as the collection of the data and imagery represents an intangible asset. Upon sale or licensing of the data, the gaming application will be amortized over its useful life, as determined by the sale or licensing agreement, in accordance with ASC 350.
The web point of presence and 3D exhibitry assets are included in Property and equipment on the fiscal 2011 Consolidated Balance Sheet. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the fiscal 2011 Consolidated Balance Sheet.
Certain costs related to the expedition were expensed as incurred, and not included in the capitalized assets discussed above. Examples of these expenditures include costs to advertise the expedition, ongoing maintenance of the expedition web point of presence, certain legal and public relations fees, mapping and profiling of Titanic artifacts, and any management costs subsequent to the ship’s return in September 2010.

Estimated amortization expense for the 2D film and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount

2012	$204
2013	204
2014	149
2015	97
2016	—
Thereafter	—

Total	$654

The table above does not include $3.4 million in projected amortization and depreciation expense of 3D film, 3D exhibitry, or the gaming application, as the life of these assets has not yet been determined.
Note 7. Stock Repurchase
On July 30, 2010 the Company announced a plan to repurchase up to $1 million of the Company’s common stock, and that repurchases may occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed repurchases may take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the second quarter of fiscal 2011, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares.
Note 8. Goodwill and Other Intangible Assets
Intangible Assets
The composition of the Company’s exhibition licenses, as reported in Exhibition licenses on the Consolidated Balance Sheets, is as follows (in thousands):

	February 28,
	2011	2010

Anatomical specimen licenses	$6,786	6,786
Carpathia artifacts license	912	912
Dialog in the Dark licenses	300	300
Playboy licenses	850	250

	8,848	8,248
Less: Accumulated amortization	5,861	4,979

Exhibition licenses, net	$2,987	3,269

From April 2004 through fiscal 2008, the Company entered into agreements to license the rights to exhibit anatomical specimens. The aggregate amount paid for the anatomical specimens exhibition license agreements totaled $9.6 million. After termination of a $2.8 million agreement during fiscal 2010, discussed in more detail below, the remaining $6.8 million in specimen licenses are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years. The Company also entered into lease agreements for certain of its anatomical specimens. As such, these agreements are accounted for as lease agreements and not as intangible assets. See Note 16. Commitments and Contingent Liabilities for a discussion of these agreements.

The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, and providing research and recovery expertise. As of February 28, 2009 the Company had provided funding of approximately $912 thousand for an expedition which was conducted during that fiscal year and these costs were fully amortized during fiscal 2010. Additional cost could be incurred for the conservation of the artifacts recovered as a part of the initial expedition though these costs are not expected to be material. During fiscal 2010, the Company displayed the Carpathia artifacts at one of its presentations of “Titanic: The Artifact Exhibition.”
On February 25, 2008, the Company entered into a five-year license agreement to promote, present and produce the exhibition “Dialog in the Dark”, which provides insight and experience to the paradox of learning to see without the use of sight. As of February 28, 2011, the Company had $300 thousand recorded as license fees related to this license agreement.
In May 2008 we entered into an agreement with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand, which are currently under development. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011. There will also be a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled, in exchange for a $300 thousand termination fee. In the event that the Company were to exercise this termination right on or prior to August 31, 2011, the Company would be entitled to apply the $300 thousand 2011 license fee against the termination fee that would otherwise be payable. At February 28, 2011, $200 thousand remains to be paid in calendar year 2011 in accordance with the revised payment schedule. This exhibition is being considered by the Company through a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. During fiscal 2011, S2BN reimbursed the Company for $275 thousand of its $325 thousand share of total Playboy license fee advances paid through fiscal 2011, with the remaining $50 thousand receivable from S2BN at February 28, 2011. In addition, in fiscal 2011 S2BN reimbursed the Company for $93 thousand of its $95 thousand share of costs incurred to date for the development of this initial exhibit concept, with $2 thousand receivable from S2BN at February 28, 2011.
We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.
The following is a summary of the changes in the carrying value for Intangible assets in fiscal 2011 and fiscal 2010 (in thousands):

Intangibles

Balance as of February 28, 2009	$7,225
Amortization during the year	(2,011)
Impairment charge	(1,945)

Balance as of February 28, 2010	$3,269

Acquisition of licenses	600
Amortization during the year	(882)

Balance as of February 28, 2011	$2,987

Goodwill
Goodwill at the beginning of fiscal 2010 totaled $2.6 million, comprised of $1.4 million related to an acquisition of licenses to exhibit three full sets of human anatomy specimens for use in the Company’s Bodies exhibitions on December 3, 2007 and additional goodwill of $1.2 million recorded in fiscal 2009 related to the deferred tax impact of these license agreements.

The following is a summary of the changes in the carrying value for goodwill in fiscal 2010 (in thousands):

Goodwill

Balance as of February 28, 2009	$2,567
Impairment	(2,567)

Balance as of February 28, 2010	$—

Impairment Analysis — Goodwill and Intangible Assets
In the first quarter of fiscal 2010, management assessed the amount of human anatomical displays the Company had to exhibit and compared that amount to the estimated addressable market for such exhibitions. Based on that analysis, management concluded that the Company had excess capacity of human anatomical displays. Consequently, the Company entered into an agreement to terminate a $2.8 million license agreement which reduced the amount of capacity by returning certain specimens. Since the remaining unamortized cost of the specimens of $1.9 million had no future estimated cash flows associated with them, the Company recorded an impairment charge of $1.9 million in the first quarter of fiscal 2010 to reduce the carrying value of the finite lived intangibles related to those specimens to zero. The related goodwill that was derived with the original acquisition of those specimen sets was also reduced to zero resulting in an additional $2.6 million impairment charge. The total impairment charge to goodwill and intangible assets of $4.5 million is reflected in Impairment of intangibles in the Consolidated Statement of Operations for the year ended February 28, 2010.
No additional impairments were deemed necessary during fiscal 2011, after review of the intangible asset balances for impairment per ASC 350.
Amortization Expense
Total intangible asset amortization for license agreements totaled $0.9 million and $2.0 million for fiscal 2011 and fiscal 2010, respectively. Estimated aggregate amortization expense for license agreements for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount

2012	$446
2013	421
2014	276
2015	197
2016	193
Thereafter	1,454

Total	$2,987

Note 9. Notes Payable and Debt Conversion to Common Stock
On September 26, 2008, the Company entered into an amended Loan Agreement (the “Loan Agreement”) with Bank of America, N.A (the “Bank”) that provided the Company with a $10.0 million revolving line of credit. At the Company’s request such credit limit could be increased up to $25.0 million, provided that the Bank consented to such an increase.

On May 6, 2009, the Company and Sellers Capital Master Fund, Ltd., the Company’s largest shareholder (“SCF”), entered into a purchase agreement, pursuant to which Sellers Capital agreed to purchase from the Company unsecured convertible notes due three years from the date of issuance (the “Notes”), in the aggregate principal amount of $12.0 million. The financing was approved by the Company’s board of directors, upon the recommendation of its independent financing committee, which was charged with considering the transaction and other possible financing transactions available to the Company. The Notes were approved by the Company’s shareholders at their 2009 Annual Meeting of Shareholders (the “Annual Meeting”).
The Notes were entered into in May and June, 2009, earned interest at a rate of 6% per year and were convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Notes were convertible at SCF’s option at any time beginning five business days after the Annual Meeting. The Company had the right to require SCF to convert the Notes when the closing price of the Company’s common stock exceeded $1.00 per share for five successive trading days. In either case, SCF would be restricted from voting the shares to be issued upon the conversion of the Notes, except upon specific events outside the normal course. The Notes were due in three years from the issue date, if not prepaid or converted prior to such date.
From the Note proceeds, $1.8 million was used to pay off the Loan Agreement with the Bank. The maximum we had outstanding at any point during fiscal 2010 from the revolving line of credit was $1.8 million, with no outstanding balance as of February 28, 2010, as the Loan Agreement with the Bank was terminated during fiscal 2010.
On September 30, 2009 and October 1, 2009, the Company exercised its right to convert the Notes into common stock after the closing price of our common stock exceeded $1.00 for a period of five successive trading days as reported on the NASDAQ Global Market. A total of 16,328,976 shares of the Company’s common stock were issued in accordance with this conversion, which includes the outstanding Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares.
Note 10. Stock Compensation and Stock Options
Stock Compensation. The Company maintains certain stock compensation plans providing for incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance units, performance shares, dividend equivalents and other awards relating to the Company’s common stock. In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 3,000,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.
As of February 28, 2011, we had 989,029 shares available for future grants under the 2009 Plan, which is the only plan open to new grants. As of February 28, 2011, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 3,227,605 shares of common stock if all outstanding options were exercised, restricted stock vested, warrants were exercised and additional shares available were granted.

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized during the year includes the expense for all share-based payments granted on or prior to the end of the period, but not yet vested, based on the estimated grant date fair value. The following table reflects stock-based compensation expense included in General and administrative expenses in our Consolidated Statements of Operations (in thousands):

	For the year ended February 28,
	2011	2010

Grant type:
Stock options	$246	$142
Restricted stock	339	270
Warrants	31	39

	$616	$451

Stock Options. The fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The Company did not grant any stock options during fiscal 2011. Fair value of stock options granted during fiscal 2010 was determined on the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	127%
Risk-free interest rate	1.2%
Expected lives in years	7.5
Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate.
The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $1.74 and $1.26 as of February 28, 2011 and February 28, 2010, respectively. The aggregate intrinsic value of the stock options exercised was $401 thousand and $303 thousand for fiscal 2011 and 2010, respectively. A summary of our stock options awarded under the plans and changes during fiscal 2011 and 2010 is presented below:

	February 28, 2011			February 28, 2010
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
	Number of	Exercise	Value	Number of	Exercise	Value
	Options	Price	(000)	Options	Price	(000)

Outstanding at beginning of year	2,960,542	$1.73	$993	2,517,177	$2.17	$462
Granted	—	—	—	1,170,000	0.69	—
Exercised	(330,000)	0.36	401	(705,633)	0.38	303
Forfeited or expired	—	—	—	(21,002)	1.78	—

Outstanding at end of year	2,630,542	$2.22	$1,275	2,960,542	$1.73	$993

Exercisable at end of year	1,460,542	$3.45	$47	1,783,879	$2.85	$326

In addition, the Company issued stock options outside of its stock compensation plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Stock Options Issued Outside of Plans	Options	Price	(Years)	(000)

Outstanding at February 28, 2009	55,000	$3.25	9.00	$—

Outstanding at February 28, 2010	55,000	$3.25	8.00	$—

Outstanding at February 28, 2011	55,000	$3.25	7.00	$—

The following table summarizes information about stock options outstanding by price range at February 28, 2011.

	Options Outstanding			Options Exercisable
		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 28,	Life	Exercise	February 28,	Exercise
Range of Exercise Prices	2011	(Years)	Price	2011	Price

$ .28 to $ .50	25,800	2.79	$0.32	25,800	$0.32
$ .51 to $1.00	1,179,710	8.51	0.69	9,710	0.85
$1.01 to $2.00	53,334	4.23	1.76	53,334	1.76
$2.01 to $3.00	281,666	4.55	2.15	281,666	2.15
$3.01 to $4.00	679,167	4.93	3.70	679,167	3.70
$4.01 to $9.93	410,865	5.15	4.41	410,865	4.41

	2,630,542	6.49	$2.22	1,460,542	$3.45

As of February 28, 2011, we had $807 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 1.52 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the years ended February 28, 2011 and February 28, 2010 was $246 thousand and $64 thousand, respectively.
Restricted Stock Activity. The Company grants restricted stock or RSUs to certain of its employees and directors. Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant. The fair value of restricted stock and RSUs is amortized to expense on a straight-line basis over the restricted stock and RSU vesting period.

The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $1.74 and $1.26 as of February 28, 2011 and February 28, 2010, respectively. The weighted average grant date fair value of the restricted stock granted was $1.86 during fiscal 2011. A summary of our restricted stock and changes during the years ended February 28, 2011 and 2010 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Contractual	Intrinic
		Average	Life	Value
Restricted Stock Issued Within Plan	Shares	Price	(Years)	(000)

Non-vested at February 28, 2009	—	$—	—	$—
Granted	327,786	0.95	0.35	—
Forfeited or expired	(47,190)	0.73	—	—
Vested	(144,596)	0.73	—	—

Non-vested at February 28, 2010	136,000	1.25	0.84	1

Granted	312,063	1.86	1.42	—
Forfeited or expired	—	—	—	—
Vested	(136,000)	1.25	—	—

Non-vested at end of year	312,063	$1.86	1.42	$—

In addition, the Company issued restricted stock outside of plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Restricted Stock Issued Outside of Plan	Shares	Price	(Years)	(000)

Non-vested at February 28, 2009	46,667	4.78	2.00	—
Granted	90,000	1.40	—	—
Forfeited or expired	—	—	—	—
Vested	(51,667)	4.75	—	—

Non-vested at February 28, 2010	85,000	$1.22	2.09	$36

Granted	135,000	1.44	—	—
Forfeited or expired	(25,000)	0.65	—	—
Vested	(75,000)	1.12	—	—

Non-vested at February 28, 2011	120,000	$1.57	1.94	$6

As of February 28, 2011, we had $697 thousand in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 1.56 years. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during fiscal 2011 and 2010 was $254 thousand and $253 thousand, respectively.
Warrants: In connection with a 2005 Private Placement, we issued warrants to purchase common stock at $2.50 per share. All of these options expired during fiscal 2011. In addition, the Company issued warrants under various service agreements. Warrants granted in accordance with three of these agreements expired during fiscal 2011, leaving warrants of 110,000 related to two service agreements entered into in April 2006 and March 2008 outstanding.

The Company’s warrants position is summarized as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted
	Warrants		Average	Warrants
	Outstanding	Weighted-	Remaining	Exercisable	Weighted-
	at	Average	Cotractual	at	Average
	February 28,	Exercise	Life	February 28,	Exercise
Range of Exercise Prices	2011	Price	(Years)	2011	Price

$3.01 to $4.00	50,000	3.98	0.15	40,000	3.98
$4.01 to $5.00	60,000	4.57	2.04	60,000	4.57

	110,000	$4.30	1.18	100,000	$4.33

A summary of warrants issued and changes during fiscal 2011 and 2010 is presented below:

	February 28, 2011		February 28, 2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	1,316,417	$2.56	1,556,417	$3.39
Forfeited or expired	(1,206,417)	2.40	(240,000)	4.57

Outstanding at end of year	110,000	$4.30	1,316,417	$2.56

Exercisable at end of year	100,000	$4.33	1,296,417	$2.53

No warrants were exercised or granted during the fiscal years ended February 28, 2011 or 2010.
The fair value for warrants issued was determined on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the two remaining service agreements:

	Agreements issued in
	Fiscal 2007	Fiscal 2009

Dividend yield	0%	0%
Expected volatility	100%	120%
Risk-free interest rate	6.0%	4.2%
Expected lives in years	5.0	5.0
As of February 28, 2011, we had $5 thousand in unrecognized compensation cost related to non-vested warrants expected to be recognized over a weighted average period of 0.15 years. The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Note 11. Lease Abandonment
In 2008, the Company entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino in Las Vegas, Nevada. The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, the Company opened two of three exhibitions. There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan. During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, the Company recorded lease abandonment expense of $4.4 million during fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent. The related lease abandonment liability of $3.0 million at February 28, 2011 is reflected in Lease abandonment in the Consolidated Balance Sheet.
On July 19, 2010, the Company entered into a sublease agreement with Image Quest Worldwide, Inc. (“Image Quest”), under which they agreed to sublease the abandoned space to present a sports themed exhibition. Under the terms of the agreement Image Quest agreed to pay Premier monthly rent equal to the greater of $30 thousand or 10% of gross sales (“rental charges”) and additional charges under the lease, such as common area maintenance charges, (“additional charges”) as allocated based on square footage of the subleased area. The Company has agreed to waive these rental charges and additional charges for August 2010 through July 2011. For the next twenty four months of the lease term (August 2011 — July 2013), 50% of the monthly rental charges and all additional charges will accrue, but are not payable to Premier until August 1, 2013, when the entire balance plus interest at 5% will become due and shall be paid in equal monthly installments over twelve months.
Note 12. Post Employment Benefits
In May 2009, a Company executive resigned resulting in a charge to operations in fiscal 2010 of $217 thousand for payments to be made over twelve months in connection with such resignation.
Note 13. Income Taxes
A summary of the components of the provision (benefit) for income taxes for fiscal 2011 and 2010 consists of the following:

	February 28,
	2011	2010

Current income tax (benefit) expense:
Federal	$(1,299)	$(3,537)
State	(196)	90
Foreign	270	—

Total current income tax benefit	(1,225)	(3,447)

Deferred income tax expense:
Federal	928	2,595
State	—	500

Total deferred income tax expense	928	3,095

Total Income tax benefit	$(297)	$(352)

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 28,
	2011	2010

Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	1.3	1.1
Nondeductible expenses	(0.5)	(4.1)
Adjustments of prior year amounts	0.7	0.7
Uncertain tax matters	2.3	—
Change in valuation allowance	(32.5)	(29.4)
Foreign taxes, net of federal benefit	(2.3)	—
Other	(0.7)	(0.5)

	2.3%	1.8%

Deferred income taxes recorded on the Company’s Consolidated Balance Sheets result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income asset consists of the following (in thousands):

	February 28,
	2010	2009

Current deferred assets (liabilities):
Accrued expenses	$2,027	$2,515
Accounts receivable	389	264
Inventory	44	131
Other	6	3
Prepaid insurance	(2)	(117)

Current deferred tax assets	2,464	2,796
Less: valuation allowance	(2,289)	(2,796)

Net current tax asset	$175	$—

Noncurrent deferred tax assets (liabilities):
Equity compensation	$2,136	$2,036
Foreign net operating loss carryforward	754	—
Federal net operating loss carryforward	3,616	612
State net operating loss carryforward	608	545
Uncertain tax positions temporary differences	—	970
Contribution carryforwards	94	19
Intangible assets	679	775
Federal tax credits	752	612
Fixed assets	(794)	(1,452)

Noncurrent deferred tax assets	7,845	4,117
Less: valuation allowance	(8,020)	(3,190)

Net noncurrent deferred tax assets (liabilities)	(175)	927

Net deferred tax assets	$—	$927

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $11.2 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has performed an analysis to determine how much of these losses may be limited and the impact of such limitations is not material.
As of February 28, 2011, the Company has $698 thousand of foreign tax credits and $55 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum tax credits can be carried forward indefinitely. The Company also has approximately $12.8 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal 2011, 2010 and 2009, and will expire beginning in the fiscal year ending February 28, 2014.
Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $10.3 million to offset all net deferred income tax assets. This reflects an increase of $4.3 million from the valuation allowance of $6.0 million for fiscal 2010.
Deferred tax assets relating to the tax benefits of employee stock options have been reduced to reflect exercises through the fiscal year ended February 28, 2011. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s net operating loss carryforwards referenced above at February 28, 2011 include $201 thousand of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2011, these tax benefits are not reflected in the Company’s deferred tax assets as presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.
The Company has elected to record interest and penalties as a component of General and administrative expenses on the Consolidated Statement of Operations. Interest and penalties for fiscal 2011 and 2010 were immaterial.
The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. The IRS has completed its examination of the Company’s federal tax returns for fiscal 2009, 2008 and 2007, with no material adjustments required. The Company has open tax years in accordance with state tax laws; however, currently the Company is not under any state income tax examinations.
As of February 28, 2011 the Company has determined no liabilities for uncertain tax positions should be recorded. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at February 28, 2010	$1,214
Decreases as a result of settlement with taxing authorities	(1,214)

Unrecognized income tax benefit at February 28, 2011	$—

Note 14. Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted net loss per share. Since both of the years ended February 28, 2011 and 2010 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Year Ended February 28,
	2011	2010

Numerator:
Net loss attributable to shareholders	$(12,472)	$(19,997)

Denominator:
Basic weighted-average shares outstanding	46,943,269	36,841,296
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	46,943,269	36,841,296

Net loss per share:
Basic	$(0.27)	$(0.54)

Diluted	$(0.27)	$(0.54)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Year Ended February 28,
	2011	2010

Warrants	110,000	1,556,417
Stock options	1,480,032	1,480,032

Total	1,590,032	3,036,449

Note 15. Employee Savings Plans
The Company sponsors the Premier Exhibitions 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed three months of service with the Company are eligible to participate. Effective February 1, 2011, the Plan was amended to allow for Company matching of employee contributions at a rate of 50% up to 6% of eligible compensation. Prior to this amendment, the Company could only elect to make contributions to the Plan at the discretion of the Board of Directors. During fiscal 2011, the Company made $10 thousand in qualified matching contributions to the Plan and during fiscal 2010 the Company made no qualified matching contributions to the Plan.
Note 16. Commitments and Contingencies
Lease Arrangements
Specimens
The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. Minimum annual rental under these agreements is $3.0 million, payable in quarterly amounts of $250 thousand for each of these agreements.

Equipment
The Company has entered into various agreements for printing and copying equipment for its offices and permanent exhibition sites. These leases expire at various times between 2013 and 2016. The agreements provide for a base rental rate which either includes or excludes a set number of allowable copies per rental period, according to each agreement. Copies in excess of the allowable amount are charged to the Company at rates specified in each contract. Base monthly rental rates for these contracts total $4 thousand.
Principal Executive Offices
Our principal executive office in Atlanta, Georgia is used for management, administration and marketing purposes. The Company entered into a sixth amendment to the lease for its principal executive offices to extend the lease for a period from October 1, 2009 through February 29, 2012. The agreement provides for an annual rental rate of $229 thousand and $315 thousand for fiscal 2011 and 2012, respectively.
Warehouse Space for Artifacts and Other Exhibitry
We lease warehouse space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry. During its fiscal year ended February 28, 2009 the Company entered into a non-cancelable operating lease for such warehouse space expiring on December 31, 2010 at an annual rate of $90 thousand. On August 30, 2010, the Company entered into another non-cancelable operating lease for warehouse and lab space for January 1, 2011 through December 31, 2011 at an annual rate of $92 thousand.
Luxor Hotel and Casino — Las Vegas, Nevada
On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. We use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. Minimum annual rent for the first three years is $3.3 million, payable in equal monthly installments, and $3.6 million a year thereafter. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.
Atlantic Station — Atlanta, Georgia
On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. We use the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. The lease term is for three years with four one-month renewal options and expires in February 2012. The minimum annual rent for the first, second and third year is $446 thousand, $468 thousand, and $513 thousand, respectively.
Seaport — New York City, New York
On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and plan to open a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice. In accordance with the agreement, minimum annual rent is $796 thousand, $820 thousand, and $844 thousand for calendar years 2010, 2011 and 2012, respectively. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2011 or fiscal 2010.

Touring Exhibitions
The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2011, the Company was obligated under lease agreements for two of its touring exhibits. One of these leases expires in August 2011 and has a minimum monthly rental of $32,533 (converted from British pounds). The other lease expired in April 2011 and had minimum monthly rental of $12,500 (with the last two months of the six month term being rent-free).
License Agreements
In May 2008 we entered into an agreement with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand, which are currently under development. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011. There will also be a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled, in exchange for a $300 thousand termination fee. In the event that the Company were to exercise this termination right on or prior to August 31, 2011, the Company would be entitled to apply the $300 thousand 2011 license fee against the termination fee that would otherwise be payable. At February 28, 2011, $200 thousand remains to be paid in calendar year 2011 in accordance with the revised payment schedule. This exhibition is being considered by the Company through a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. During fiscal 2011, S2BN reimbursed the Company for $275 thousand of its $325 thousand share of total Playboy license fee advances paid through fiscal 2011, with the remaining $50 thousand receivable from S2BN at February 28, 2011. In addition, in fiscal 2011 S2BN reimbursed the Company for $93 thousand of its $95 thousand share of costs incurred to date for the development of this initial exhibit concept, with $2 thousand receivable from S2BN at February 28, 2011.
Lease Expense and Commitments
Lease expense charged to operations under these agreements was as follows:

	Year Ended February 28,
	2011	2010

Specimen fixed rentals	$5,600	$6,634
Real estate fixed rentals	5,736	5,690
Equipment rentals	50	20

Total rent expense	$11,386	$12,344

Amounts paid for license agreements are not expensed, but capitalized as intangible assets and amortized over the life of the respective agreements. See Note 8. Goodwill and Other Intangible Assets for further information.

Aggregate minimum lease and license commitments at February 28, 2011, are as follows:

Fiscal Year	Amount

2012	$7,803
2013	5,139
2014	3,785
2015	3,782
2016	3,601
Thereafter	10,500

Total	$34,610	***

***	Amounts have been reduced by sublease rental income of $210 thousand, $360 thousand and $150 thousand for fiscal years 2012, 2013, and 2014, respectively.
Legal Proceedings
The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position. At February 28, 2011, the Company had $167 thousand accrued for legal contingencies loss.
Concentrations
The Company conducts business with certain third party presenters in order to bring its exhibitions to market. If relationships with any or all of these presenters is damaged or the presenters decide to no longer conduct business with the Company, it is possible that the Company’s ability to bring its exhibits to market could be delayed or otherwise impaired. There is currently no indication that these relationships are impaired or that the presenters intend to terminate their business relationship with the Company.
In addition, the Company currently presents three types of exhibits, two of which are dependent upon license agreements in order to present the exhibitions. If license agreements related to the Company’s “Dialog in the Dark” or “Bodies....the Exhibit” and “Bodies Revealed” exhibitions are not renewed in the future, it could prevent the Company from presenting these exhibitions. There is currently no indication that these licenses would not be able to be renewed.
The Company currently conducts much of its business outside of the U.S. At February 28, 2011, the Company had 4 of its total 17 exhibits located in the following foreign countries: Mexico, United Kingdom, Latvia, and Canada.
Note 17. Related Party Transactions
Consulting Agreements
On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser provides advice and other consulting services to the Company at a rate which was originally not to exceed $20 thousand per month and amended in January 2011 not to exceed $25 thousand per month. The Company incurred $238 thousand and $169 thousand in expenses under this agreement for fiscal 2011 and 2010, respectively. Mr. Weiser has served as a member of the Company’s Board of Directors since August 2009 and was previously the Chief Operating Officer of Sellers Capital, LLC.

License Agreements
The Company entered into a twenty-year license, agreement effective February 28, 2007, with Seaventures, Ltd and its principal, Joe Marsh, then the Company’s largest shareholder, whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, which includes providing research and recovery expertise. As of February 28, 2009, the Company had provided funding of approximately $912 thousand for the expedition and these costs were fully amortized during fiscal 2010.
Financing Transaction
Sellers Capital, our largest shareholder, purchased from us convertible notes in the principal amount of $6.0 million on May 6, 2009 and convertible notes in the principal amount of $5.55 million on June 15, 2009. The financing was approved by the Company’s Board of Directors, upon the recommendation of its Financing and Strategic Alternatives Committee, which was charged with considering the transaction and other possible financing transactions available to us. These transactions were approved by shareholders at the August 2009 annual meeting. On September 30 and October 1, 2009, the Company exercised its rights pursuant to the agreement to convert the notes to shares of the Company’s common stock. A total of 16,328,976 shares of the Company’s common stock were issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares. As a result of this transaction, Sellers Capital owns approximately 46.6% of the Company’s common stock.
Note 18. Non-controlling Interest
On May 14, 2010, the Company entered into a joint venture arrangement with S2BN, to develop, design and produce future exhibitions. The Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. The Company and S2BN work together to identify, develop and produce mutually agreed upon new exhibitions or entertainment properties within the realm of popular culture.
Although the Company does not have a controlling financial interest in the joint venture, we have determined that consolidation is appropriate due to assessment of the Company’s participation in the financial and operational decisions of the joint venture made in the ordinary course of business, as outlined in ASC 810-10-25. Therefore, the joint venture’s results have been consolidated into the Company’s financial statements and reflected as a non-controlling interest.
In addition to $250 thousand in costs incurred in prior periods, the Company has incurred $590 thousand in expenditures in fiscal 2011 for developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for a potential Playboy exhibit. S2BN has agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept. During fiscal 2011 the Company received $368 thousand in reimbursements from S2BN for its $420 thousand share of total development costs incurred to date.

Note 19. Restructuring Activities
2011 Expense and Staff Reductions
On January 11, 2011, the Company announced its intentions to exit the self-operated Bodies exhibitions and focus on touring Bodies with promoters and museums, as well as the Titanic exhibitions, Dialog in the Dark and new content. Additionally, the Company announced its intentions to make reductions in its staff at its headquarters to achieve savings in General and administrative costs. No impairment of any asset was incurred as part of this decision, as fixed assets used in our closed exhibits can be used in other of the Company’s exhibits and lease agreements for specimens used in closed shows had reached the end of their agreement terms. In connection with this announcement, the Company reduced its self-operated touring Bodies exhibits to 6 at February 28, 2011 from 11 at November 30, 2010 and returned three specimen sets upon expiration of their related lease agreements. No material costs outside of normal operating activities related to deconstructing and moving an exhibition were incurred for these closed exhibits. Employee severance and other termination costs for fiscal 2011 totaled $104 thousand, of which $42 thousand remained to be paid at February 28, 2011. These costs are included in General and administrative expenses in the Consolidated Statement of Operations. The Company’s exit from self-operated Bodies exhibitions and all related staff reductions have been completed. The following table illustrates the restructuring charges and remaining reserve for fiscal 2011 (in thousands):

Restructuring charges:

Employee severance and termination benefits	$104
Payments applied against reserve	(62)

Balance as of February 28, 2011	$42

Note 20. Litigation and Other Legal Matters
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
The Company is party to an ongoing salvage case titled R.M.S. Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem. The Company seeks to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and is seeking an interim salvage award in the form of title to the recovered Titanic artifacts or a monetary award.
In June 1994, the U. S. District Court for the Eastern District of Virginia (the “District Court”) awarded ownership, to our wholly-owned subsidiary RMST of all items then salvaged from the wreck of the Titanic as well as all items to be salvaged in the future so long as RMST remained Salvor-in-Possession. However, in two orders, dated September 26, 2001 and October 19, 2001, respectively, the District Court restricted the sale of artifacts recovered by RMST from the Titanic wreck site. On April 12, 2002, the U.S. Court of Appeals for the Fourth Circuit (the “Appellate Court”) affirmed the two orders of the District Court. In its opinion, the Appellate Court reviewed and declared ambiguous the June 1994 order of the District Court that had awarded ownership to RMST of the salvaged items. Having found the June 1994 order ambiguous, the Appellate Court reinterpreted the order to convey only possession of the artifacts with a lien on them, not title, pending determination of a salvage award. On October 7, 2002, the U.S. Supreme Court denied RMST’s petition of appeal.
On May 17, 2004, RMST appeared before the District Court for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, RMST confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, RMST stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the District Court rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. The court also held that RMST would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded title to the Titanic artifacts through the law of finds.
RMST appealed the July 2, 2004 District Court order to the Appellate Court. On January 31, 2006, the Appellate Court reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Appellate Court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. The Appellate Court affirmed the lower court’s ruling that RMST will not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded legal title to the remainder of the Titanic artifacts through the law of finds.
On November 30, 2007, RMST filed a motion with the District Court seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in specie award (an award of the artifacts instead of a monetary salvage award) with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in specie award.

In September 2008, RMST submitted revised covenants and conditions in connection with our request for an in specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the District Court in April 2008. As part of developing the revised covenants and restrictions, we engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, we attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided.
On October 23, 2009, the Board of Directors approved a resolution obligating RMST to create a trust and reserve fund (the “Trust Account”) if the District Court issues RMST an in-specie award in response to its motion for a salvage award and such in-specie award is issued subject only to the covenants and conditions already presented to and filed with the District Court in conjunction with the Company’s motion for a salvage award. The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. If the Trust Account is created, the Company will make an initial payment of five hundred thousand dollars ($500 thousand) and will subsequently pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). This resolution was presented to the District Court in connection with the Company’s motion for a salvage award. As of the date of this filing, the judge has not yet determined whether to grant an in-specie award or cash award, and therefore, we have not established the Trust Account as of the date of this filing.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State (the “State Department”) and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce (“NOAA”) are working together to implement an international treaty (the “Treaty”) with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the District Court monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. Years ago we raised objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed Treaty, as drafted, does not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the Treaty in November 2003, and the U.S. signed the Treaty in June 2004. For the Treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the Treaty currently has no binding legal effect.
The Company has worked with the U.S. government regarding several draft revisions to the government’s proposed legislation which would implement the Treaty. For years, the State Department and NOAA have been working together to implement the Treaty. For nearly as long the Company has opposed the passage of the implementing legislation out of concerns that it failed to protect the Company’s interests in the wreck site and failed to insure continued scientific and historic exploration.
In early 2010, the State Department and NOAA resubmitted the draft legislation to Congress. RMST worked with the U.S. government to develop a number of textual modifications to the U.S. government’s proposed implementing legislation to address the Company’s concerns. RMST intends to support the passage of the implementing legislation into law. The Company believes that the passage of the legislation as modified by RMST will recognize the Company’s past and future role with regard to the wreck site.

Other Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it in April of 2009, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in discovery, and the Company intends to vigorously defend the case and pursue its counterclaims.
The Company is also from time to time party to collection actions to recover amounts owed by promoters and other parties, particularly international promoters and partners. In RMS Titanic, Inc. v Citywest Productions and H.S.S. Trading as the Mansfield Group, we sued in Dublin, Ireland to collect approximately $1.3 million owed by a promoter who licensed and presented a Titanic exhibition in Dublin. We were successful in obtaining judgment against the parties for the full amount of the claim. During the proceedings, the defendants went into receivership, which is an insolvency process under the laws of Ireland. We have reserved 100% of the receivable on our balance sheet for the fiscal year ended February 28, 2011, and are currently seeking to enforce the judgment in Ireland. Recovery in this case is unlikely. In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, Serge Grimaux Presents, Inc., 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. This case is in its very early stages. The Company has estimated a bad debt allowance for this receivable and has adjusted the receivable accordingly. The net receivable balances are not material and are reflected in Accounts receivable, net of allowance for doubtful accounts in the Consolidated Balance Sheets. Recovery this case is uncertain.
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
The IRS is currently conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008, and 2007 with no adjustments required.
From time to time, the Company has or may receive requests and inquiries from governmental entities which result from the operation of our exhibitions and business. As a matter of policy, the Company will cooperate with any such inquiries.

Settled Litigation
On April 28, 2006, Stefano Arts filed an action titled Stefano Arts v. Premier Exhibitions, Inc., et al., in the Superior Court of Fulton County, State of Georgia. Stefano Arts alleged that the Company breached a contract which allegedly required payment to Stefano Arts of an annual fee, moneys generated from the Company’s prior human anatomy exhibition in Tampa, Florida, and additional moneys generated from the Company’s human anatomy exhibition in New York City. The Company reached a settlement with Stefano Arts on March 31, 2009 for a total of $167 thousand, with $115 thousand to be paid in cash and $52 thousand to be paid via issuance of the Company’s restricted common shares. The Company agreed to pay Stefano Arts cash of $115 thousand in three installments over ten months and immediately issue 70,000 of the Company’s restricted common shares (as valued at the closing market price of $0.74 per share at the date of settlement). The settlement amount is included in the Results of Operations for the year ended February 28, 2010.
On January 29, 2009, Arnie Geller filed an action titled Arnie Geller v. Premier Exhibitions, Inc. in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida. Geller’s claims arise from his termination for cause as our former President, Chief Executive Officer and Chairman of the Board of Directors. Geller alleged that we breached his employment agreement when we allegedly rejected Geller’s voluntary termination and when we terminated Geller for cause. Geller also brought an equitable action for an accounting due to the “complex” transactional history and accounting issues involved in Geller’s compensation from our company. Answering Geller’s complaint, we denied Geller’s allegations and maintained that Geller was properly terminated for cause. We counterclaimed against Geller for breach of fiduciary duty and unjust enrichment caused by Geller’s actions during his tenure at various times as our President, Chief Executive Officer, Chairman of the Board of Directors, and Director. We reached an agreement with Geller on December 23, 2009 in settlement of his claims and the Company’s counterclaims. The settlement amount is recorded in the Results of Operations for the year ended February 28, 2010.
On September 10, 2009, Premier and JAM Exhibitions, Ltd, settled litigation initiated in July 2009 by us in New York, in a manner that resulted in termination of our business ties with JAM, acquisition of full ownership and operating rights to “Bodies...The Exhibition” in New York City, among the Company’s most lucrative exhibitions to date, and retention of 100% of the net revenues derived from the operation of that property. While the settlement involved no cash payment, in connection with the settlement the Company wrote off a receivable from JAM that had originally been valued at approximately $1.6 million. This settlement is reflected in the Results of Operations for the year ended February 28, 2010.
The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.
Note 21. Foreign Operations
Our exhibitions regularly tour outside the U.S. Approximately 15.5% and 9.4% of our revenues for fiscal 2011 and fiscal 2010, respectively, resulted from exhibition activities outside the U.S. Exhibition activities outside the U.S. represented 43.3% and 28.7% of our total attendance for fiscal 2011 and fiscal 2010, respectively.
Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. Aggregate foreign currency transaction loss included in Net loss in the Consolidated Statement of Operations was $2.3 thousand and $0.5 thousand for fiscal 2011 and 2010, respectively. Foreign currency translation adjustments, as presented in Other comprehensive loss in the Consolidated Balance Sheet, are reflected in the following table (in thousands):

Foreign currency translation gain (loss):

Balance as of February 28, 2009	$(331)
Translation adjustment	18

Balance as of February 28, 2010	$(313)

Translation adjustment	(134)

Balance as of February 28, 2011	$(447)

Note 22. Subsequent Events
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10,000,000 of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement related to the transaction with the SEC covering the Purchase Shares and the Commitment Shares (as defined below). After the SEC has declared effective such registration statement, the Company will have the right during the next five (5) days, but not the obligation, to direct LPC to immediately purchase $1.25 million worth of “Initial Purchase Shares”. The purchase price for the Initial Purchase Shares will be the lower of (i) 90% of the market price on May 20, 2011, the date the LPC Purchase Agreement was signed, (ii) 90% of the average closing sale price for the 10 consecutive business days prior to the date the registration statement is declared effective, or (iii) the lowest sale price of the Company’s stock on the business day prior to the date the registration statement is declared effective. If the Company elects to sell the Initial Purchase Shares to LPC, it will also be required to issue LPC warrants to purchase shares of common stock equivalent to 37.5% of the Initial Purchase Shares, with an exercise price of $2.25 per share and a term of 5 years.
Thereafter, the Company will generally have the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $1.00 per share.
In consideration for entering into the LPC Purchase Agreement, the Company will issue to LPC 149,165 shares of common stock as an initial commitment fee (the “Initial Commitment Shares”) and is required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis (the “Additional Commitment Shares”) as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.
Under the LPC Purchase Agreement, the Company has agreed that, subject to certain exceptions, it will not, during the term of the LPC Purchase Agreement, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “Variable Rate Transaction,” which means a transaction in which the Company:
•
issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock; or

•	enters into any agreement, including, but not limited to, an equity line of credit, whereby it may sell securities at a future determined price.
The Company has also agreed to indemnify LPC against certain losses resulting from its breach of any of its representations, warranties or covenants under the agreements with LPC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our President and Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and our Interim Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.
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
Under the supervision of our President and Chief Executive Officer and our Interim Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, our management concluded that, as of February 28, 2011, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2011 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.
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
The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2011.
Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2011

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Restricted Stock Units	Restricted Stock Units	Plans (Excluding Securities
Plan Category	and Warrants (1)	and Warrants	Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,942,605	$2.18	989,029
Equity compensation plans not approved by security holders (3)	285,000	$2.13	N/A

Total	3,227,605	$2.18	989,029

(1)
Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 1,460,542 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 1,482,063 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).

(2)	Column (c) shares that may be issued under our 2009 Plan.

(3)
Represents 55,000 outstanding stock option awards and 120,000 restricted stock grants made to employees outside pursuant to individual employment agreements and 110,000 warrants to promoters and licensors outside of our 2000 Plan and 2004 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a) Financial Statements.
The following financial statements of the Company are included in Item 8 of this Annual Report:

Schedule II
Valuation and Qualifying Accounts
For the Years Ended February, 28, 2011 and 2010
(in thousands)

		Additions
	Balance at	Charged to	Charged	Deductions	Balance at
	beginning	costs and	to other	charged to	end of
	of period	expenses	accounts	reserve	period

Year ended February 28, 2011
Allowance for doubtful accounts — accounts receivable	$697	$530	$—	$183	$1,044
Allowance for doubtful accounts — notes receivable	$46	$299	$80	$—	$425

Year ended February 28, 2010
Allowance for doubtful accounts — accounts receivable	$1,193	$1,791	$—	$2,287	$697
Allowance for doubtful accounts — notes receivable	$—	$46	$—	$—	$46
(b) See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By:	/s/ Christopher J. Davino	Dated: May 24, 2011

Christopher J. Davino
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Christopher J. Davino Christopher J. Davino	May 24, 2011
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Samuel S. Weiser	May 24, 2011
Samuel S. Weiser, Interim Chief Financial Officer and Director (Interim Principal Financial Officer)

/s/ William M. Adams William M. Adams, Director	May 24, 2011

/s/ Doug Banker Doug Banker, Director	May 24, 2011

/s/ Ronald C. Bernard Ronald C. Bernard, Director	May 24, 2011

/s/ Stephen W. Palley Stephen W. Palley, Director	May 24, 2011

/s/ Mark A. Sellers, III Mark A. Sellers, III	May 24, 2011
Chairman of the Board of Directors

/s/ Bruce D. Steinberg Bruce D. Steinberg, Director	May 24, 2011

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation (Commission File Number 000-24452)		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated February 25, 2011		8-K	3.1	03-01-11

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Loan Agreement, dated October 4, 2007, by and between the Company and Bank of America, N.A.		10-Q	10.2	01-09-08

10.5	Promissory Note, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.3	01-09-08

10.6	Pledge Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.4	01-09-08

10.7	Security Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.5	01-09-08

10.8	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.9	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.10	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.11	First Amendment, dated September 26, 2008, to Loan Agreement between Bank of America, N.A. and the Company		8-K	99.1	09-30-08

10.12	Renewal Promissory Note of $25,000,000, dated September 26, 2008, made in favor of Bank of America by the Company		8-K	99.2	09-30-08

10.13	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.14	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.15	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.16		Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2	12-19-08

10.17		Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3	12-19-08

10.18		Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.19		Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

10.20		Amended and Restated Employment Agreement, dated January 9, 2009, between Kelli L. Kellar and the Company		8-K	99.1	01-07-09

10.21		Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.1	10-20-04

10.22		Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.2	10-20-04

10.23		Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A	06-28-06

10.24		Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1	04-24-09

10.25		Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1	04-29-09

10.26		Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2	04-29-09

10.27
Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC
				10-K	10.41†	05-27-09

10.28		Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.29		Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.30		Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.31		Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.32		Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.33	#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6	07-10-09

10.34	#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.35	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.36	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.37	#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.38	#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.39	#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

10.40	#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.41	#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.42	#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.43	#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice		10-K	10.46	05-14-10

10.44	#	Employment Agreement, dated May 11, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.45	#	Amended Employment Agreement, dated May 11, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

10.46		Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.47		Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

10.48	#	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11-23-10

10.49	#	Separation and Release Agreement, dated January 19, 2011, by and between Premier Exhibitions, Inc. and John A. Stone		8-K	10.1	01-25-11

10.50		Purchase Agreement dated May 20, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.1	05-24-11

10.51		Registration Rights Agreement dated May 20, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.2	05-24-11

10.52		Form of Common Stock Purchase Warrant, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.3	05-24-11

14.1		Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

21.1		Subsidiaries of the Company	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer, and Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

#	Management contract or compensatory plan or arrangement.

†
The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.