Form 10-Q
period 2011-05-31
PREMIER EXHIBITIONS, INC.
filed 2011-07-13
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on July 8, 2011 was 47,423,513.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MAY 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31,
	2011	February 28,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,707	$3,764
Certificates of deposit and other investments	804	807
Accounts receivable, net of allowance for doubtful accounts of $1,044	1,493	2,419
Merchandise inventory, net of reserve of $50 and $15, respectively	684	752
Notes receivable, net of allowance for doubtful accounts of $425	—	200
Deferred income taxes	175	175
Income taxes receivable	358	358
Prepaid expenses	880	1,107
Other current assets	60	136

Total current assets	9,161	9,718

Artifacts owned, at cost	3,003	3,011
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $16,323 and $15,376, respectively	12,019	12,620
Exhibition licenses, net of accumulated amortization of $5,969 and $5,861, respectively	2,879	2,987
Film and gaming assets, net of accumulated amortization of $175	2,994	2,994
Subrogation rights	250	250

Total Assets	$30,307	$31,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,529	$5,951
Deferred revenue	1,603	2,596

Total current liabilities	6,132	8,547

Long-Term liabilities:
Lease abandonment	2,846	3,014
Deferred income taxes	175	175

Total long-term liabilities	3,021	3,189

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,397,222 and 48,205,661 shares, respectively; outstanding 47,395,213 and 47,203,652 shares, respectively	5	5
Additional paid-in capital	58,543	58,356
Accumulated deficit	(29,982)	(31,085)
Accumulated other comprehensive loss	(436)	(455)
Less treasury stock, at cost; 1,002,009 shares	(7,190)	(7,190)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	20,940	19,631

Equity Attributable to Non-controlling interest	214	214

Total liabilities and shareholders’ equity	$30,307	$31,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2011	2010
Revenue:
Exhibition revenue	$8,671	$10,233
Merchandise and other	1,053	828

Total revenue	9,724	11,061

Cost of revenue:
Exhibition costs	3,848	6,116
Cost of merchandise sold	338	202

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,186	6,318

Gross profit	5,538	4,743

Operating expenses:
General and administrative	3,412	4,930
Depreciation and amortization	1,055	1,303
Net loss on disposal of assets	—	29

Total operating expenses	4,467	6,262

Income (loss) from operations	1,071	(1,519)

Other income	7	11

Income (loss) before income taxes	1,078	(1,508)

Provision for income taxes	—	(12)

Net income (loss)	1,078	(1,520)
Less: Net loss attributable to non-controlling interest	25	33

Net income (loss) attributable to the shareholders of Premier	$1,103	$(1,487)

Net income (loss) per share:
Basic income (loss) per common share	$0.02	$(0.03)

Diluted income (loss) per common share	$0.02	$(0.03)

Shares used in basic per share calculations	47,240,449	46,749,831

Shares used in diluted per share calculations	47,962,112	46,749,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,078	$(1,520)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,055	1,303
Lease abandonment	(168)	(188)
Stock-based compensation	182	126
Allowance for doubtful accounts	—	58
Net loss on disposal of assets	—	(29)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	926	(305)
Decrease in merchandise inventory, net of reserve	68	79
Decrease in notes receivable	200	—
Decrease (increase) in prepaid expenses	227	(745)
Decrease in artifacts owned	—	7
Increase in other assets	76	171
Decrease in income taxes receivable	—	54
Decrease in deferred revenue	(993)	(203)
(Decrease) increase in accounts payable and accrued liabilities	(1,422)	593

Total adjustments	151	921

Net cash provided by (used in) operating activities	1,229	(599)

Cash flows from investing activities:
Purchases of property and equipment	(346)	(321)
Purchase of exhibition licenses	—	(300)
Marketable securities	—	4
Decrease in artifacts	8	—
Non-controlling investment in consolidated joint venture	25	—

Net cash used in investing activities	(313)	(617)

Cash flows from financing activities:
Proceeds from option and warrant exercises	5	30

Net cash provided by financing activities	5	30

Effects of exchange rate changes on cash and cash equivalents	22	(19)

Net increase (decrease) in cash and cash equivalents	943	(1,205)
Cash and cash equivalents at beginning of period	3,764	10,339

Cash and cash equivalents at end of period	$4,707	$9,134

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$3

Cash paid during the period for taxes	$28	$68

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$3	$11

Receivable from non-controlling interest	$—	$324

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
Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 27% of our revenues and 35% of attendance for the three months ended May 31, 2011 compared with 8% and 24%, respectively for the three months ended May 31, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
Basis of Presentation
When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2011, our results of operations for the three months ended May 31, 2011 and 2010 and cash flows for the three months ended May 31, 2011 and 2010. The data in the consolidated balance sheet as of February 28, 2011 was derived from our audited consolidated balance sheet as of February 28, 2011, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture. Our operating results for the three months ended May 31, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2012 (“fiscal 2012”).
Significant Accounting Policies
For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2011 Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year classifications.
Recent Accounting Pronouncements
Recently Adopted
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
Recently Issued
Presentation of Comprehensive Income
In June 2011, the FASB issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which is the option that the Company currently uses to present OCI. The guidance allows for a one-statement or two-statement approach, outlined as follows:
•
One-statement approach: Present the components of net income and total net income, the components of OCI and a total for OCI, along with the total of comprehensive income in a single continuous statement.

•
Two-statement approach: Present the components of net income and total net income in the statement of net income. A statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with the total of comprehensive income

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Company’s financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

2. Income (loss) Per Share Data
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
The following table sets forth the computation of basic and diluted net income (loss) per share. Since the three month period ended May 31, 2010 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended May 31,
	2011	2010

Numerator:
Net income (loss) attributable to shareholders (in thousands)	$1,103	$(1,487)

Denominator:
Basic weighted-average shares outstanding	47,240,449	46,749,831
Effect of dilutive stock options and warrants	721,663	—

Diluted weighted-average shares outstanding	47,962,112	46,749,831

Net income (loss) per share:
Basic	$0.02	$(0.03)

Diluted	$0.02	$(0.03)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended May 31,
	2011	2010

Warrants	60,000	1,316,417
Stock options	1,446,698	1,480,032

Total	1,506,698	2,796,449

3. Total Comprehensive Income (Loss)
The following table provides a summary of total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended May 31,
	2011	2010

Net income (loss) attributable to the shareholders of Premier	$1,103	$(1,487)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(3)	(11)
Net foreign currency translation gain (loss)	22	(19)

Total comprehensive income (loss)	$1,122	$(1,517)

4. Assets Related to 2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.
We have capitalized $4.2 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

	May 31, 2011	Februrary 28, 2011
3D film	$1,719	$1,719
3D exhibitry	759	759
2D documentary	565	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,246	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	79	53

Expedition costs capitalized, net	$3,992	$4,018

Costs associated with the expedition web point of presence are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand for the first quarter of fiscal 2012 and $53 thousand during fiscal 2011.
The Company recorded an amortization charge of $175 thousand for the 2D documentary in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in Accounting Standards Codification (“ASC”) 926 “Entertainment — Films”, (“ASC 926”). No amortization was recorded for the first quarter of fiscal 2012, as the Company did not receive any 2D film revenue during this period.
The 3D film, 3D exhibitry and gaming application assets have not been placed in service, and therefore, no associated amortization or depreciation has been recorded for these assets.
The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the Condensed Consolidated Balance Sheets.

5. Non-controlling Interest
On May 14, 2010, the Company entered into a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), to develop, design and produce future exhibitions. The Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. The Company and S2BN work together to identify, develop and produce mutually agreed upon new exhibitions or entertainment properties within the realm of popular culture.
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
In addition to $840 thousand in costs incurred in prior periods for developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for a potential Playboy exhibit, the Company has incurred $50 thousand in expenditures in first quarter of fiscal 2012 for exhibition rights. S2BN has agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept. During the first quarter of fiscal 2012 the Company received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date. Costs incurred and related reimbursements from S2BN by type are reflected in the following table (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

First quarter 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at May 31, 2011		$—

6. Stock Repurchase
On July 30, 2010 the Company announced a plan to repurchase up to $1.0 million of the Company’s common stock, and that repurchases may occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed repurchases may take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the quarter ended August 31, 2010, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares.
7. Legal Proceedings and Contingencies
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

The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004. The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court has reserved the right to determine the manner in which to pay the award. It will determine by August 15, 2011, whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition. The District Court held a status hearing on June 30, 2011, to receive an update on the 2010 expedition, specifically with regard to the scientific mapping of the wreck site and coordination with experts in the underwater community.
Status of International Treaty Concerning the Titanic Wreck
The U.S. Department of State (the “State Department”) and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce (“NOAA”) are working together to implement an international treaty (the “Treaty”) with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, this treaty could affect the way the District Court monitors our Salvor-in-Possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. Years ago we raised objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed Treaty, as drafted, did not recognize our existing Salvor-in-Possession rights to the Titanic. The United Kingdom signed the Treaty in November 2003, and the U.S. signed the Treaty in June 2004. For the Treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the Treaty currently has no binding legal effect.
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
Other Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt, filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it in April of 2009, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. The litigation is in discovery and the Company intends to vigorously defend the case and pursue its counterclaims.

The Company is also from time to time party to collection actions to recover amounts owed by promoters and other parties, particularly international promoters and partners. In RMS Titanic, Inc. v. Citywest Productions and H.S.S. Trading as the Mansfield Group, we sued in Dublin, Ireland to collect approximately $1.3 million owed by a promoter who licensed and presented a Titanic exhibition in Dublin. We were successful in obtaining judgment against the parties for the full amount of the claim. During the proceedings, the defendants went into receivership, which is an insolvency process under the laws of Ireland. We have reserved 100% of the receivable on our balance sheet for the fiscal year ended February 28, 2011, and are currently seeking to enforce the judgment in Ireland. Recovery in this case is unlikely.
In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. This case is in its very early stages. The Company has estimated a bad debt allowance for this receivable and has adjusted the receivable accordingly. Recovery in this case is uncertain. The net receivable balances are not material and are reflected in Accounts receivable, net of allowance for doubtful accounts in the Condensed Consolidated Balance Sheets.
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

Revenue Examinations
The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. In addition to the review currently in process by the IRS, the Company is, at times, under review by various state revenue authorities.
The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.
8. Purchase and Registration Rights Agreements
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10.0 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below). After the SEC has declared effective such registration statement, the Company will have the right during the next five (5) business days, but not the obligation, to direct LPC to immediately purchase $1.25 million worth of “Initial Purchase Shares”. The purchase price for the Initial Purchase Shares will be the lower of (i) 90% of the market price on May 20, 2011, the date the LPC Purchase Agreement was signed, (ii) 90% of the average closing sale price for the 10 consecutive business days prior to the date the registration statement is declared effective, or (iii) the lowest sale price of the Company’s stock on the business day prior to the date the registration statement is declared effective. If the Company elects to sell the Initial Purchase Shares to LPC, it will also be required to issue LPC warrants to purchase shares of common stock equivalent to 37.5% of the Initial Purchase Shares, with an exercise price of $2.25 per share and a term of 5 years.
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
In consideration for entering into the LPC Purchase Agreement, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee (the “Initial Commitment Shares”) on May 25, 2011, and is required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis (the “Additional Commitment Shares”) as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital. As of May 31, 2011, the Company has not filed the registration statement or issued any Purchase Shares.

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
9. Subsequent Events
Appointment of Executive Officer
On June 16, 2011, the Board of Directors of the Company appointed Michael J. Little as Chief Financial Officer, Senior Vice President — Finance and Treasurer of the Company, effective June 27, 2011. Also effective June 27, 2011, the Company and Mr. Little entered into an Employment Agreement. The Employment Agreement provides for Mr. Little’s employment for an indefinite term, as Chief Financial Officer, Senior Vice President — Finance and Treasurer of the Company. The Employment Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. In addition, Mr. Little will receive an option to purchase 300,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on June 27, 2012, with the remaining two-thirds vesting in twenty-four equal parts each month thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors and joint venture participants. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.
In this report, the terms “Premier Exhibitions, Inc.,” the “Company,” “Premier”, “we,” “us,” and “our” mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. The condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.
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
You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011 (“fiscal 2011”), as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2011.
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
Overview
Premier Exhibitions, Inc. is in the business of presenting to the public museum-quality touring exhibitions around the world. Since the Company’s establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions revenue is generated primarily through admission ticket sales, third-party licensing, sponsorships and merchandise sales.

As of May 31, 2011, we were configured to present three different types of exhibitions. The following table reflects the number of available exhibitions by type as of May 31, 2011:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	6	9

“Titanic: The Artifact Exhibiton”	1	6	7

“Dialog in the Dark”	1	—	1

Total Exhibitions	5	12	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, and Atlanta, Georgia. In addition to the exhibitions noted above, we expect to open an additional stationary Dialog in the Dark exhibition in New York, New York, during the second quarter of fiscal 2012.
In addition to developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.
We first became known for our Titanic exhibitions, which we conduct through our wholly-owned subsidiary RMST and which present the story of the ill-fated ocean liner, the RMS Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.
We have approximately 5,500 Titanic artifacts which we have the right to present at our exhibitions. We own approximately 2,000 of the artifacts. We have a salvor’s lien on the remainder of the artifacts. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of May 31, 2011 we were configured to operate 7 concurrent Titanic exhibitions, of which 6 were presented at venues and one touring show was idle during the first quarter of fiscal 2012.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of May 31, 2011 we were configured to present 9 concurrent human anatomy exhibitions. All 9 of these exhibitions were presented at venues during the first quarter of fiscal 2012. We plan to return one Bodies set used in two touring exhibits as the lease term expires during the third quarter of fiscal 2012. One of these touring exhibits has been in storage since April 2011, pending its return.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. As of May 31, 2011, we were configured to present one “Dialog in the Dark” exhibit in Atlanta, Georgia. We are currently in the process of developing a new “Dialog in the Dark” exhibit in New York City, with opening planned for the summer of 2011. Additional expansion is also under review.
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

During the year ended February 28, 2010 (“fiscal 2010”), the new Board and senior management began comprehensive efforts to turn around the profitability of the Company by restructuring the business and raising capital. Management reduced the size of the headquarters operations and began to rationalize the number of Bodies shows touring, reducing touring capacity in June of 2009 from 16 to 13 concurrent shows, and also negotiated the early termination of the Star Trek exhibition, eliminating three touring shows. Dialog in the Dark was scaled back to only one show installed long-term in Atlanta. These touring capacity adjustments were made to eliminate unprofitable shows, and bring capacity in line with the Company’s ability to keep shows touring profitably. The Company also issued convertible bonds worth $12.0 million in order to properly capitalize the business. Management also worked to mend or end relationships with trade partners that had become strained under the prior management, which in certain cases required significant working capital.
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
In an effort to further stabilize the Company and grow, during fiscal 2010, management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operate these exhibitions without museums or third party promoters. Management initially believed that self-operating exhibitions would be optimal as it would allow us to maintain more control of the exhibitions and would also allow us to retain 100 percent of the profit from the exhibitions as opposed to sharing that profit with a museum or promoter. Based on this strategy, the Company began to increase its self-operated exhibitions in fiscal 2010 and continued expansion into fiscal 2011. However, the Company experienced lower than anticipated attendance at its self-operating touring Bodies exhibitions in fiscal 2011. As the sole operator of the exhibitions, the Company had to bear the full cost of the exhibits, lowering gross margins and profits in fiscal 2011.
At the end of the third quarter of fiscal 2011, 11 of our 14 Bodies shows toured in largely self-operated, temporary exhibits at non-branded venues. Specimens used in these exhibits were leased or licensed and were made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management determined the best option was to return the specimens to their owner, as the license agreements ended, and cease operating these exhibits. Based on this analysis and the impact that touring self-operating Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to discontinue its touring self-operated Bodies exhibitions. Going forward, the Company will focus on touring Bodies, as well as the Titanic exhibitions, Dialog in the Dark, and new content, primarily with promoters and museums. As a result of returning specimens the Company has significantly reduced its fixed operating lease costs. The majority of the Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses.
The Company invested approximately $5.5 million of capital during fiscal 2011, due to the lack of historical investment in the core business and due to the scope and breadth of the Company’s initiatives at the time. This capital investment was primarily related to the 2010 expedition to the Titanic wreck site and the revitalization of certain exhibitions.
Exhibitions
“Titanic: The Artifact Exhibition”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the first quarter of 2012, we presented 6 separate Titanic exhibitions at 6 venues. One touring Titanic show was idle during the first quarter of fiscal 2012.

Titanic Expeditions
In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered and 140 hours of video tape footage and an estimated seven thousand still photographs were taken during the course of the 32 dives in that original expedition. A French maritime tribunal subsequently conveyed to us title to these artifacts. In 1993, RMST acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia (the “District Court”) concluded that such conveyance by the French tribunal was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit (the “Appellate Court”). On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.
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
2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute. Never before had all of these entities partnered to work together on one project. While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage, data, and other assets generated from the expedition.
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

	May 31, 2011	Februrary 28, 2011
3D film	$1,719	$1,719
3D exhibitry	759	759
2D documentary	565	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,246	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	79	53

Expedition costs capitalized, net	$3,992	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand for the first quarter of fiscal 2012 and $53 thousand during fiscal 2011.
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
The amortization period for the 3D film will be determined in accordance with the “Individual-Film-Forecast-Computation Method” as described in ASC 926. We will amortize film costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company has estimated ultimate revenue for the 3D film, as defined by ASC 926, and the amortization period will be less than 10 years following the date of the film’s initial release or delivery of the first episode, if applicable. We have not yet determined this date.

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. As the Company has entered into an agreement to produce this film and has received its first payments under this agreement, the Company recorded an amortization charge of $175 thousand in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above. No amortization was recorded for the first quarter of fiscal 2012, as the Company did not receive any 2D film revenue during this period.
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
The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the Condensed Consolidated Balance Sheets.
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
“Bodies...The Exhibition” and “Bodies Revealed”
We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the first quarter of 2012, we presented 9 separate Bodies exhibitions at 10 venues.

These specimens are assembled into anatomy-based exhibitions featuring preserved human bodies, organs and body parts to offer the public an opportunity to view the intricacies and complexities of the human body. The exhibitions include displays of dissected human bodies which are permanently preserved through a process called polymer preservation, also known as plastination. In essence, the bodies are drained of all fat and fluids, which are replaced with polymers such as silicone rubber, epoxy and polyester. This preserves the flesh and maintains its natural look. Skin from the bodies is removed, or partially removed, to reveal musculoskeletal, nervous, circulatory, and reproductive or digestive systems. The full body specimens are complimented by presentation cases of related individual organs and body parts, both healthy and diseased, that provide a detailed look into the elements that comprise each system of the body. Using more than 200 specimens, each exhibition follows a systems-based approach to human anatomy which examines the skeletal, muscular, nervous, digestive, respiratory, circulatory, urinary, integumentary (skin, sweat glands, hair, and nails), and reproductive systems.
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
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We currently operate one “Dialog in the Dark” exhibit in Atlanta, Georgia. We are currently in the process of developing a new “Dialog in the Dark” exhibit in New York City, with opening planned for the summer of 2011. Additional future expansion is also under review.
Other Exhibitions
In May 2008 we entered into an agreement with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand, which are currently under development. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011. There will also be a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled. If the Company exercises this unilateral termination right, we will be required to pay a $300 thousand termination fee. In the event that the Company were to exercise this termination right on or prior to August 31, 2011, the Company would be entitled to apply the $300 thousand 2011 license fee against the termination fee that would otherwise be payable. At May 31, 2011 and February 28, 2011, $150 thousand and $200 thousand respectively, remained to be paid in calendar year 2011 in accordance with the revised payment schedule.

This exhibition is being considered by the Company through a joint venture arrangement with S2BN Entertainment Corporation (“S2BN”), in which the Company and S2BN each own 50 percent of the joint venture and share equally in the funding requirements and profits and losses of the joint venture exhibitions. Disbursements for license fees and expenses related to the development of this exhibition are reflected in the table below, along with the corresponding reimbursements and balances due from S2BN (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

First quarter 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at May 31, 2011		$—

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
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 27 percent of our revenues and 35 percent of attendance for the quarter ended May 31, 2011 compared with 8 percent and 24 percent, respectively for the quarter ended May 31, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations
The Quarter Ended May 31, 2011 Compared to the Quarter Ended May 31, 2010
An analysis of our condensed consolidated statements of operations for the three months ended May 31, 2011 and 2010, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
			2011
	May 31,	May 31,	vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$9,724	$11,061	(12.1)%
Cost of revenue (exclusive of depreciation and amortization)	4,186	6,318	(33.7)%

Gross profit	5,538	4,743	16.8%

Gross profit as a percent of revenue	57.0%	42.9%

Operating expenses	4,467	6,262	(28.7)%

Income (loss) from operations	1,071	(1,519)	170.5%

Other income	7	11	(36.4)%

Income (loss) before income tax	1,078	(1,508)	171.5%

Provision for income taxes	—	(12)	(100.0)%

Effective tax rate	0.0%	0.8%
Net income (loss)	1,078	(1,520)	(170.9)%
Less: Net loss attributable to non-controlling interests	25	33	(24.2)%

Net income (loss) attributable to the shareholders of Premier	$1,103	$(1,487)	(174.2)%

Net income (loss) per share:
Basic income (loss) per share	$0.02	$(0.03)

Diluted net income (loss) per share	$0.02	$(0.03)

Revenue. During the quarter ended May 31, 2011, total revenue decreased by $1.3 million or 12.1% to $9.7 million compared to the same quarter of last year, as reflected in the following table.

	Revenue (in thousands)
	2011	2010
Exhibition Revenue
Admissions revenue	$7,613	$9,096
Non-refundable license fees for current exhibitions	1,058	1,137

Total Exibition revenue	8,671	10,233
Merchandise and Other	1,053	828

Total Revenue	$9,724	$11,061

Key Non-financial Measurements
Number of venues presented	17	24
Operating days	1,213	1,314
Attendance (in thousands)	669	754
Average attendance per operating day	551	574
Exhibition revenue decreased by $1.6 million to $8.7 million mainly driven by the decline in the number of exhibitions from 24 in the first quarter of fiscal 2011 as compared to 17 in the first quarter of fiscal 2012. With fewer exhibitions presented, the Company experienced a corresponding decline in attendance from 753,875 in the first quarter of fiscal 2011 to 668,947 in the first quarter of fiscal 2012. This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. Revenue from self-run exhibitions was 76% of revenue in the first quarter of fiscal 2012, compared to 86% of revenue for the first quarter of fiscal 2011. The Company’s revenue from self-run exhibitions was comprised of 80% stationary exhibits and 20% of touring exhibits for the first quarter of fiscal 2012, as compared to 62% stationary exhibits and 38% touring exhibits for the first quarter of fiscal 2011.

Merchandise and other revenue increased $0.3 million to $1.1 million for the quarter ended May 31, 2011. This increase is primarily the result of online merchandise sales on our e-commerce website, which was launched during the second quarter of fiscal 2011.
Cost of revenue. During the quarter ended May 31, 2011, total cost of revenue decreased by $2.1 million or 33.7% to $4.2 million compared to the same quarter of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
			Percent
			2011
			vs.
	2011	2010	2010

Exhibition costs

Production	$367	$767	(52.2)%
Operating Expenses	2,863	3,564	(19.7)%
Marketing	618	1,785	(65.4)%

	3,848	6,116	(37.1)%

Exhibition expense as percent of exhibition revenue	44.4%	59.8%

Cost of merchandise	338	202	67.3%

Cost of merchandise as percent of merchandise revenue	32.1%	24.4%

Total	$4,186	$6,318	(33.7)%

Cost of revenue as a percent of total revenue	43.0%	57.1%

Our exhibition costs of $3.8 million decreased 37.1%, or $2.3 million, compared to the same quarter of last year, due to the closure of certain of the Company’s Bodies self-run exhibitions. As the Company reduced these exhibitions, the costs that it bore for production, operations and marketing declined accordingly.
Cost of merchandise as a percent of merchandise revenue increased from 24.4% in the first quarter of fiscal 2011 to 32.1% in the first quarter of fiscal 2012 primarily due to $95 thousand in obsolete inventory and inventory adjustments, as well as $41 thousand in higher merchandise inventory costs as the Company worked to improve its inventory mix.
Gross profit. During the quarter ended May 31, 2011, our total gross profit increased by $0.8 million, as in the first quarter of fiscal 2012 we generated a gross profit of $5.5 million compared to a gross profit of $4.7 million for the same quarter of last year. Our gross profit increased primarily due to the decline in exhibition costs, as outlined above.
Our merchandise gross profit increased by $89 thousand in the first quarter of fiscal 2012 as compared to the same period of last year primarily due to the increase in online merchandise sales, as discussed above.
Operating expenses. Our general and administrative expenses decreased by $1.5 million to $3.4 million in the first quarter of fiscal 2012, compared to the same period of fiscal 2011. This decrease was primarily due to $0.5 million of lower compensation expense due to the reduction in administrative personnel required to support fewer exhibitions. The Company also reduced its travel costs by $0.2 million as part of an overall effort to reduce expenses. In addition, accounting fees declined by $0.4 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements.

Our depreciation and amortization expenses decreased $0.2 million to $1.1 million. The decrease is primarily attributable to lower amortization expense, as certain licenses were fully amortized in the first quarter of fiscal 2011.
In the first quarter of fiscal 2011 we incurred a loss of $29 thousand related to the disposal of certain assets used in our closed exhibitions. No assets were disposed of in the first quarter of fiscal 2012.
Income (loss) from operations. We realized income from operations of $1.1 million in the first quarter of fiscal 2012 as compared to a loss from operations of ($1.5) million for the first quarter of fiscal 2011 mainly due to to lower exhibition costs and lower general and administrative expenses. As the Company focused on closing most of its self-run Bodies exhibitions in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, we began to realize the cost reductions related to administrative and exhibition personnel as well as reductions in operational exhibition costs.
Provision for income taxes. We recorded no provision for income taxes for the three months ended May 31, 2011 versus a tax expense of $12 thousand for the same period in the prior year. The Company has operating losses that are being carried forward and mostly offset current taxable income.
Net income (loss). We realized net income of $1.1 million as compared to a net loss of $1.5 million for the same period last year, primarily due to lower exhibition costs and general and administrative expenses, as discussed further above.
Income (loss) per share. Basic and diluted income (loss) per common share for the quarters ended May 31, 2011 and May 31, 2010 was $0.02 and $(0.03), respectively. The basic and fully diluted weighted average shares outstanding for the three months ended May 31, 2011 and 2010 were as follows:

	Three Months Ended May 31,
	2011	2010
Basic weighted-average shares outstanding	47,240,449	46,749,831
Effect of dilutive stock options and warrants	721,663	—

Diluted weighted-average shares outstanding	47,962,112	46,749,831

Liquidity and Capital Resources
The following tables reflect selected information about our cash flows during the three months ended May 31, 2011 and 2010 and selected balance sheet data as of May 31, 2011 and February 28, 2011 (in thousands):
Liquidity
Selected cash flow information:

	Three Months Ended May 31,
	2011	2010

Net cash provided by (used in) operating activities	$1,229	$(599)
Net cash used in investing activities	(313)	(617)
Net cash provided by financing activities	5	30
Effects of exchange rate changes on cash and cash equivalents	22	(19)

Net increase (decrease) in cash and cash equivalents	$943	$(1,205)

Selected balance sheet data:

	As of
	May 31,	February 28,
	2011	2011

Cash and cash equivalents	$4,707	$3,764
Certificates of deposit and other investments	804	807
Working capital	3,029	1,171
Total assets	30,307	31,581
Total shareholders’ equity	20,940	19,631
Operating Activities.
For the three months ended May 31, 2011, cash provided by operations was $1.2 million, compared to cash used in operations of ($599) thousand for the period ended May 31, 2010.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at May 31, 2011 and February 28, 2011.

	As of
	May 31, 2011	February 28, 2011
Working capital (in thousands)	3,029	1,171
Current ratio	1.49	1.14
Investing Activities. Cash used in investing activities was $313 thousand for the three months ended May 31, 2011 compared to $617 thousand for the three months ended May 31, 2010. Of the cash used by investing activities, the majority was used to purchase property and equipment of $346 thousand and $321 thousand for the first quarter of fiscal 2012 and 2011, respectively. This cash outflow was partially offset by cash provided by the non-controlling interest in the Company’s consolidated joint venture of $25 thousand for the three months ended May 31, 2011. In addition, for the first quarter of fiscal 2011, the Company used $300 thousand to purchase licenses.
Financing Activities. Cash provided by financing activities was $5 thousand for the three months ended May 31, 2011 compared to $30 thousand for the three months ended May 31, 2010. Cash provided by financing for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 related to proceeds from stock option exercises.
Capital Resources
Purchase and Registration Rights Agreements
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10.0 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below). After the SEC has declared effective such registration statement, the Company will have the right during the next five (5) business days, but not the obligation, to direct LPC to immediately purchase $1.25 million worth of “Initial Purchase Shares”. The purchase price for the Initial Purchase Shares will be the lower of (i) 90% of the market price on May 20, 2011, the date the LPC Purchase Agreement was signed, (ii) 90% of the average closing sale price for the 10 consecutive business days prior to the date the registration statement is declared effective, or (iii) the lowest sale price of the Company’s stock on the business day prior to the date the registration statement is declared effective. If the Company elects to sell the Initial Purchase Shares to LPC, it will also be required to issue LPC warrants to purchase shares of common stock equivalent to 37.5% of the Initial Purchase Shares, with an exercise price of $2.25 per share and a term of 5 years.

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
In consideration for entering into the LPC Purchase Agreement, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee (the “Initial Commitment Shares”) on May 25, 2011, and is required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis (the “Additional Commitment Shares”) as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital. As of May 31, 2011, the Company has not filed the registration statement or issued any Purchase Shares.
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
Capital requirements. We believe that our expected cash flows from operations together with our existing cash will be sufficient to meet our anticipated cash needs for working capital requirements, debt obligations and capital expenditures for the next 12 months. If cash generated from operations with our existing cash is insufficient to satisfy our liquidity requirements, we may obtain financing pursuant to the Lincoln Park Capital agreements described above, or we may seek additional financing, which could include the issuance of equity or debt securities. The sale of equity or convertible debt securities could result in additional dilution to our shareholders. Additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, or at all.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2011.

Off-Balance Sheet Arrangements
We have no off-balance sheet financial arrangements.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2011.
Recent Accounting Pronouncements
Recently Adopted
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
Recently Issued
Presentation of Comprehensive Income
In June 2011, the FASB issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which is the option that the Company currently uses to present OCI. The guidance allows for a one-statement or two-statement approach, outlined as follows:
•
One-statement approach: Present the components of net income and total net income, the components of OCI and a total for OCI, along with the total of comprehensive income in a single continuous statement.

•
Two-statement approach: Present the components of net income and total net income in the statement of net income. A statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with the total of comprehensive income

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Company’s financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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
There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2011.
Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. During the three months ended May 31, 2011, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.
In connection with entering into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), we authorized the issuance to LPC of up to 5,298,330 shares of our common stock and agreed to file a registration statement allowing the resale of those shares. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares the Company sells to LPC under the agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. All shares sold by the Company to LPC are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion but no sales may occur if the price of our common stock is below $1.00 and therefore, LPC may ultimately purchase all, some or none of the 5,298,330 shares of common stock. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.
We have recently filled a key vacant management position and our failure to successfully adapt to changes in key management, and/or our inability to fill other vacant key positions, may adversely affect our business.
Our Board of Directors has recently filled the vacant Chief Financial Officer role and is considering the addition of a Chief Operating Officer position. Changes in key management and the potential for additional appointments could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.
We believe that our future success depends to a significant degree on the skills and efforts of our management team. If we lose the services of any of our current senior executive officers and key employees, our ability to achieve our business objectives could be seriously harmed, in turn adversely affecting our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units) that
	Total number of		purchased as part of	may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs(1)	plans or programs(1)
	(a)	(b)	(c)	(d)
July 1, 2010 through July 31, 2010	14,367	$ 1.18	14,367	985,633
August 1, 2010 through August 31, 201	100,714	$ 1.15	100,714	884,919

Total	115,081		115,081

(1)	On July 29, 2010, the Company announced the share repurchase program, pursuant to which up to 1 million shares of common stock can be repurchased through July 28, 2011.

Item 6.	Exhibits.
See Index to Exhibits on page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: July 13, 2011	By:	/s/ Christopher J. Davino
Christopher J. Davino,
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 13, 2011	By:	/s/ Michael J. Little
Michael J. Little,
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.1	Employment Agreement, effective June 27, 2011, by and between the Company and Michael J. Little.		8-K		6/23/2011
10.2	Form of Nonqualified Stock Option Agreement between the Company and Michael J. Little		8-K		6/23/2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	X
32.1	Section 1350 Certifications	X