Form 10-Q
period 2011-08-31
PREMIER EXHIBITIONS, INC.
filed 2011-10-14
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on October 11, 2011 was 47,423,513.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED AUGUST 31, 2011

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	August 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,094	$3,764
Certificates of deposit and other investments	807	807
Accounts receivable, net of allowance for doubtful accounts of $1,032 and $1,044, respectively	1,463	2,419
Merchandise inventory, net of reserve of $50 and $15, respectively	713	752
Notes receivable, net of allowance for doubtful accounts of $425	—	200
Deferred income taxes	175	175
Income taxes receivable	309	358
Prepaid expenses	1,525	1,107
Other current assets	46	136

Total current assets	9,132	9,718

Artifacts owned, at cost	3,002	3,012
Property and equipment, net of accumulated depreciation of $17,170 and $15,376, respectively	11,597	12,620
Exhibition licenses, net of accumulated amortization of $5,593 and $5,861, respectively	2,404	2,987
Film and gaming assets, net of accumulated amortization of $175	2,994	2,994
Subrogation rights	250	250

Total Assets	$29,379	$31,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,595	$5,951
Deferred revenue	1,565	2,596

Total current liabilities	7,160	8,547

Long-Term liabilities:
Lease abandonment	2,705	3,014
Deferred income taxes	175	175

Total long-term liabilities	2,880	3,189

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,425,522 and 48,205,661 shares, respectively; outstanding 47,423,513 and 47,203,652 shares, respectively	5	5
Additional paid-in capital	51,548	58,356
Accumulated deficit	(31,775)	(31,085)
Accumulated other comprehensive loss	(438)	(455)
Less treasury stock, at cost; 2,009 and 1,002,009 shares; respectively	(1)	(7,190)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,339	19,631

Equity Attributable to Non-controlling interest	—	214

Total liabilities and shareholders’ equity	$29,379	$31,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Revenue:
Exhibition revenue	$7,338	$12,641	$16,010	$22,874
Merchandise and other	877	1,069	1,930	1,897

Total revenue	8,215	13,710	17,940	24,771

Cost of revenue:
Exhibition costs	4,394	8,480	8,242	14,596
Cost of merchandise sold	295	298	633	500

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,689	8,778	8,875	15,096

Gross profit	3,526	4,932	9,065	9,675

Operating expenses:
General and administrative	3,406	3,935	6,818	8,894
Depreciation and amortization	955	1,212	2,010	2,515
Impairment of intangibles and fixed assets	358	—	358	—
Litigation settlement	783	—	783	—

Total operating expenses	5,502	5,147	9,969	11,409

Loss from operations	(1,976)	(215)	(904)	(1,734)

Other income	7	8	14	19

Loss before income taxes	(1,969)	(207)	(890)	(1,715)

Provision for income taxes	(39)	(29)	(39)	(41)

Net loss	(2,008)	(236)	(929)	(1,756)
Less: Net loss attributable to non-controlling interest	214	56	239	89

Net loss attributable to the shareholders of Premier	$(1,794)	$(180)	$(690)	$(1,667)

Net loss per share:
Basic loss per common share	$(0.04)	$(0.00)	$(0.01)	$(0.04)

Diluted loss per common share	$(0.04)	$(0.00)	$(0.01)	$(0.04)

Shares used in basic per share calculations	47,415,123	46,853,678	47,328,827	46,801,472

Shares used in diluted per share calculations	47,415,123	46,853,678	47,328,827	46,801,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(929)	$(1,756)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,010	2,478
Impairment of intangibles and fixed assets	358	—
Lease abandonment	(309)	(349)
Stock-based compensation	371	279
Allowance for doubtful accounts	(12)	(15)
Net gain on disposal of assets	(20)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	916	(482)
Decrease in merchandise inventory, net of reserve	39	7
Decrease in notes receivable	200	—
Decrease in deferred income taxes	—	24
Increase in prepaid expenses	(418)	(1,164)
Decrease in other assets	90	186
Decrease in income taxes receivable	49	53
Decrease in deferred revenue	(1,031)	(1,039)
Decrease in accounts payable and accrued liabilities	(206)	(182)

Total adjustments	2,037	(204)

Net cash provided by (used in) operating activities	1,108	(1,960)

Cash flows from investing activities:
Purchases of property and equipment	(910)	(728)
Proceeds from disposal of assets	20	—
Titanic expedition costs incurred	—	(2,567)
Purchase and development of exhibition licenses	—	(492)
Purchases of certificates of deposit	(3)	—
Net increase in marketable securities	—	(4)
Decrease in artifacts	10	—
Non-controlling investment in consolidated joint venture	77	274

Net cash used in investing activities	(806)	(3,517)

Cash flows from financing activities:
Proceeds from option and warrant exercises	8	24

Net cash provided by financing activities	8	24

Effects of exchange rate changes on cash and cash equivalents	20	(77)

Net increase (decrease) in cash and cash equivalents	330	(5,530)
Cash and cash equivalents at beginning of period	3,764	10,339

Cash and cash equivalents at end of period	$4,094	$4,809

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$3

Cash paid during the period for taxes	$37	$1

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$3	$11

Receivable from non-controlling interest	$—	$67

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
Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 19% of our revenues and 20% of attendance for the three months ended August 31, 2011 compared with 15% and 48%, respectively for the three months ended August 31, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
Basis of Presentation
When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2011, our results of operations for the three and six months ended August 31, 2011 and 2010 and cash flows for the six months ended August 31, 2011 and 2010. The data in the consolidated balance sheet as of February 28, 2011 was derived from our audited consolidated balance sheet as of February 28, 2011, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture. Our operating results for the six months ended August 31, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2012 (“fiscal 2012”).
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
The following table sets forth the computation of basic and diluted net loss per share. Since the three and six month periods ended August 31, 2011 and 2010 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Numerator:
Net loss attributable to shareholders (in thousands)	$(1,794)	$(180)	$(690)	$(1,667)

Denominator:
Basic weighted-average shares outstanding	47,415,123	46,853,678	47,328,827	46,801,472
Effect of dilutive stock options and warrants	—	—	—	—

Diluted weighted-average shares outstanding	47,415,123	46,853,678	47,328,827	46,801,472

Net loss per share:
Basic	$(0.04)	$(0.00)	$(0.01)	$(0.04)

Diluted	$(0.04)	$(0.00)	$(0.01)	$(0.04)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Warrants	60,000	1,316,417	60,000	1,316,417
Stock options	1,480,032	1,480,032	1,446,698	1,480,032

Total	1,540,032	2,796,449	1,506,698	2,796,449

3. Total Comprehensive Income (Loss)
The following table provides a summary of total comprehensive loss for the applicable periods (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Net loss attributable to the shareholders of Premier	$(1,794)	$(180)	$(690)	$(1,667)

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	(3)	(11)
Net foreign currency translation (loss) gain	(2)	(58)	20	(77)

Total comprehensive loss	$(1,796)	$(238)	$(673)	$(1,755)

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

	August 31, 2011	Februrary 28, 2011
3D film	$1,719	$1,719
3D exhibitry	759	759
2D documentary	565	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,246	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	106	53

Expedition costs capitalized, net	$3,965	$4,018

Costs associated with the expedition web point of presence are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand and $53 thousand for the three and six months ended August 31, 2011, respectively, and $53 thousand during fiscal 2011.
The Company recorded an amortization charge of $175 thousand for the 2D documentary in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in Accounting Standards Codification (“ASC”) 926 “Entertainment — Films”, (“ASC 926”). No amortization was recorded for the three or six months ended August 31, 2011, as the Company did not receive any 2D film revenue during these periods.
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
The Company had previously entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) in May of 2008 for the right to present and promote new exhibitions related to the Playboy brand. The Company and S2BN agreed to jointly develop, design, and produce a Playboy exhibit, and S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept. We paid a $250 thousand license fee advance to Playboy under this Agreement in May 2008, and agreed to pay certain additional advances through the five year term of the Agreement. During fiscal 2011, we amended our May 2008 Agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled. The unilateral termination right requires the Company to pay a $300 thousand termination fee unless the termination right is exercised on or prior to August 31, 2011, in which case the Company would be entitled to apply the $300 thousand 2011 license fee advance against the termination fee that would otherwise be payable.
In addition to $840 thousand in costs incurred in prior periods for developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for a potential Playboy exhibit, during the six months ended August 31, 2011 the Company incurred expenditures for exhibition rights of $50 thousand. During the six months ended August 31, 2011 the Company received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date. No expenses were incurred or reimbursements received during the three months ended August 31, 2011. Costs incurred and related reimbursements from S2BN by type are reflected in the following table (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

Fiscal 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at August 31, 2011		$—

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to a unilateral termination right the Company had negotiated that included the waiver of the $300 thousand termination fee otherwise payable, if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contend that Playboy had previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2011.
Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit, has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011.
6. Stock Repurchase and Retirement
On July 29, 2010 the Company announced a share repurchase program, pursuant to which up to 1 million shares of the Company’s common stock could be purchased through July 28, 2011, and that repurchases could occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed repurchases could take place through brokers and dealers or in privately negotiated transactions, and could be made under a Rule 10b5-1 plan. During the quarter ended August 31, 2010, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares. The share repurchase program expired on July 28, 2011.
During the year ended February 28, 2008, the Company repurchased 1 million shares of its stock, which were held in a brokerage account since their purchase and reported as Treasury stock on the Condensed Consolidated Balance Sheets. On August 29, 2011, the Company formally retired these Treasury shares, which reduced the Common stock issued and corresponding Treasury shares as reported in the Condensed Consolidated Balance Sheets.
7. Legal Proceedings and Contingencies
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
The Company has been party to a salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem for over 15 years. The Company sought to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and also sought an interim salvage award in the form of title to the recovered Titanic artifacts or a monetary award.
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

On May 17, 2004, RMST appeared before the District Court for a pre-trial hearing to address issues in preparation for an interim salvage award trial. At that hearing, RMST confirmed its intent to retain its Salvor-in-Possession rights in order to exclusively recover and preserve artifacts from the wreck site of the Titanic. In addition, RMST stated its intent to conduct another expedition to the wreck site. As a result of that hearing, on July 2, 2004, the District Court rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition (the “1987 Artifacts”). The court also held that RMST would not be permitted to present evidence at the interim salvage award trial for the purpose of arguing that RMST should be awarded title to the Titanic artifacts through the law of finds.
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
On November 30, 2007, RMST filed a motion with the District Court seeking an interim salvage award. On March 25, 2008, the court entered an order granting permission to the U.S. to file an amicus curiae (friend of the court) response regarding RMST’s motion for an interim salvage award. The U.S. response states that an interim in-specie award (an award of the artifacts instead of a monetary salvage award) with limitations, made by the court to RMST, could serve as an appropriate mechanism to satisfy RMST’s motion for a salvage award and to help ensure that the artifacts recovered by RMST from the wreck of the Titanic are conserved and curated together in an intact collection that is available to the public for historical review, educational purposes, and scientific research in perpetuity. On April 15, 2008, the District Court entered an order requesting us to propose suggested covenants that would be included in an in specie award. The order also outlines a process for further discussion pertaining to such covenants should the court decide to issue an in-specie award.
In September 2008, RMST submitted revised covenants and conditions in connection with our request for an in-specie award for the remaining Titanic artifacts. This submission was made pursuant to the order issued by the District Court in April 2008. As part of developing the revised covenants and restrictions, we engaged in consultative discussions with the U.S. government. On October 14, 2008, the U.S. filed an amicus response to RMST’s proposed revised covenants, and by leave of the District Court granted on October 31, 2008, RMST in turn filed a reply brief on November 12, 2008. On November 18, 2008, we attended a status conference at the District Court. At the conclusion of that hearing, the District Court asked for certain additional submissions from RMST and the U.S., which were provided.
The District Court held an evidentiary hearing from October 26, 2009 through November 2, 2009 on our motion for a salvage award. On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004 (the “Post 1987 Artifacts”). The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court reserved the right to determine whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition. The District Court held a status hearing on June 30, 2011, to receive an update on the 2010 expedition, specifically with regard to the scientific mapping of the wreck site and coordination with experts in the underwater community.
On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts. These covenants and conditions include the following:
•	The approximately 2,000 “1987 Artifacts” and the approximately 3,500 “Post 1987 Artifacts” must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations.

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
In August, 2011, the State Department and NOAA resubmitted the draft legislation to Congress. RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns. RMST intends to propose its own legislation incorporating these textual modifications. RMST plans to support the passage of this revised implementing legislation into law. The Company believes that the passage of this legislation, as modified by RMST, will recognize the Company’s past and future role with regard to the wreck site.
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

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens, and his company, Plastination Company, Inc. The suit alleges that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims relate to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company has sued for unspecified damages. The case is in its very early stages and recovery is uncertain.
From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.
Settled Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it in April of 2009, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Condensed Consolidated Statements of Operations. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011. The $950 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011.
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
8. Purchase and Registration Rights Agreements
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).
After the registration statement is declared effective, the Company generally will have the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $1.00 per share.
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
9. Subsequent Events
Restructuring
The Company announced on September 29, 2011 that it intends to separate its operations into two separate operating divisions which will function as separate subsidiaries of Premier. Premier is undertaking this restructuring to better position the Company to pursue strategic alternatives and manage both businesses independently.
Premier’s business will be divided into both an exhibition management subsidiary and a content subsidiary. The content division will be the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the Salvor-in-Possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, all of Premier’s collection and curatorial staff will be employed by the RMST subsidiary.
The Company will also form a new entity, Premier Exhibition Management (“PEM”), to manage all of the Company’s exhibition operations. This will include the operation and management of Premier’s Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage content owned or licensed by third parties. All personnel not directly involved in the management of the Titanic artifacts will function as employees of the PEM subsidiary.
Appointment of Director
On September 21, 2011, Premier announced the appointment of Mr. Mark P. McGowan to the Board of the Directors of the Company. Mr. McGowan is the managing member of SAF Capital Management LLC and also currently serves as Chairman of the Board of CombiMatrix Corporation.
Lease Agreement for Warehouse Space for Artifacts and Other Exhibitry
The Company’s current lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expires December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,536 square feet of warehouse and lab space in Atlanta, Georgia. For security purposes, we do not disclose the location of this property. The agreement is for a five year term with two additional options to extend for up to an additional ten years. Minimum annual rent for the first three years is $158 thousand, payable in equal monthly installments, and $167 thousand a year thereafter.

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
Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, www.bodiesrevealed.com, www.dialogtickets.com, and www.dialognyc.com. Information on Premier’s websites is not part of this report.
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

As of August 31, 2011, we were configured to present three different types of exhibitions. The following table reflects the number of available exhibitions by type as of August 31, 2011:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	6	9

“Titanic: The Artifact Exhibiton”	1	6	7

“Dialog in the Dark”	2	—	2

Total Exhibitions	6	12	18

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, and Atlanta, Georgia. We opened a new stationary “Dialog in the Dark” exhibit in New York City on August 20, 2011.
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
We own approximately 5,500 Titanic artifacts which we have the right to present at our exhibitions. In 1994, a federal district court declared us Salvor-in-Possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our Salvor-in-Possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of August 31, 2011 we were configured to operate 7 concurrent Titanic exhibitions, of which 6 were presented at venues and one touring show was idle during the second quarter of fiscal 2012.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of August 31, 2011 we were configured to present 9 concurrent human anatomy exhibitions, of which 7 were presented at venues and two touring shows were idle during the second quarter of fiscal 2012. We plan to return one Bodies set used in two touring exhibits as the lease term expires during the third quarter of fiscal 2012. One of these touring exhibits has been in storage since April 2011, pending its return.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. As of August 31, 2011, we were configured to present two “Dialog in the Dark” exhibits in Atlanta, Georgia and New York, New York. Our “Dialog in the Dark” exhibit in New York City recently opened on August 20, 2011. Additional expansion is also under review.
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
Exhibitions
“Titanic: The Artifact Exhibition”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the second quarter of 2012, we presented 6 separate Titanic exhibitions at 8 venues. One touring Titanic show was idle during the second quarter of fiscal 2012.

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

	August 31, 2011	Februrary 28, 2011
3D film	$1,719	$1,719
3D exhibitry	759	759
2D documentary	565	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,246	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	106	53

Expedition costs capitalized, net	$3,965	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand and $53 thousand for the three and six months ended August 31, 2011, respectively, and $53 thousand during fiscal 2011.
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

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. As the Company has entered into an agreement to produce this film and has received its first payments under this agreement, the Company recorded an amortization charge of $175 thousand in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above. No amortization was recorded for the three or six months ended August 31, 2011, as the Company did not receive any 2D film revenue during these periods.
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
“Bodies...The Exhibition” and “Bodies Revealed”
We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the second quarter of 2012, we presented 7 separate Bodies exhibitions at 7 venues.

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
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We currently operate two “Dialog in the Dark” exhibits located in Atlanta, Georgia and New York, New York. Our New York City Dialog exhibition recently opened on August 20, 2011. Additional future expansion is also under review.
Other Exhibitions
On May 20, 2008 the Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled. The unilateral termination right requires the Company to pay a $300 thousand termination fee unless the termination right is exercised on or prior to August 31, 2011, in which case the Company would be entitled to apply the $300 thousand 2011 license fee advance against the termination fee that would otherwise be payable. The Company and S2BN Entertainment Corporation (“S2BN”) later agreed to jointly develop, design, and produce a Playboy exhibit, and S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to the initial exhibit concept.
On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated that included the waiver of the $300,000 termination fee otherwise payable, if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150,000 despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2011.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit, has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011.
Disbursements for license fees and expenses related to the development of this exhibition are reflected in the table below, along with the corresponding reimbursements and balances due from S2BN (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

Fiscal 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at August 31, 2011		$—

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
Information Regarding Exhibitions Outside the United States
Our exhibitions tour regularly outside the U.S. Approximately 19% of our revenues and 20% of attendance for the quarter ended August 31, 2011 compared with 15% and 48%, respectively for the quarter ended August 31, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations
The Quarter Ended August 31, 2011 Compared to the Quarter Ended August 31, 2010
An analysis of our condensed consolidated statements of operations for the three months ended August 31, 2011 and 2010, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
			2011
	August 31,	August 31,	vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$8,215	$13,710	(40.1)%
Cost of revenue (exclusive of depreciation and amortization)	4,689	8,778	(46.6)%

Gross profit	3,526	4,932	(28.5)%

Gross profit as a percent of revenue	42.9%	36.0%

Operating expenses	5,502	5,147	6.9%

Loss from operations	(1,976)	(215)	819.1%

Other income	7	8	(12.5)%

Loss before income tax	(1,969)	(207)	851.2%

Provision for income taxes	(39)	(29)	34.5%

Effective tax rate	2.0%	14.0%
Net loss	(2,008)	(236)	750.8%
Less: Net loss attributable to non-controlling interest	214	56	282.1%

Net loss attributable to the shareholders of Premier	$(1,794)	$(180)	896.7%

Net loss per share:
Basic loss per share	$(0.04)	$(0.00)

Diluted net loss per share	$(0.04)	$(0.00)

Revenue. During the quarter ended August 31, 2011, total revenue decreased by $5.5 million or 40.1% to $8.2 million compared to the same quarter of last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	August 31,
	2011	2010
Exhibition Revenue
Admissions revenue	$6,600	$11,022
Non-refundable license fees for current exhibitions	738	1,619

Total Exibition revenue	7,338	12,641
Merchandise and Other	877	1,069

Total Revenue	$8,215	$13,710

Key Non-financial Measurements
Number of venues presented	17	21
Operating days	1,099	1,757
Attendance (in thousands)	498	1,176
Average attendance per operating day	453	669

Exhibition revenue decreased by $5.3 million to $7.3 million mainly driven by the decline in the number of exhibitions from 21 in the second quarter of fiscal 2011 as compared to 17 in the second quarter of fiscal 2012. With fewer exhibitions presented the Company experienced a corresponding decline in attendance from 1,176,184 in the second quarter of fiscal 2011 to 497,547 in the second quarter of fiscal 2012. This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. Revenue from self-run exhibitions was 80% of revenue in the second quarter of fiscal 2012, compared to 81% of revenue for the second quarter of fiscal 2011. The Company’s revenue from self-run exhibitions was comprised of 89% stationary exhibits and 11% of touring exhibits for the second quarter of fiscal 2012, as compared to 62% stationary exhibits and 38% touring exhibits for the second quarter of fiscal 2011.
Merchandise and other revenue decreased $0.2 million or 18% to $0.9 million for the quarter ended August 31, 2011. This decrease is also driven by the decline in attendance due to fewer exhibitions presented during the second quarter of fiscal 2012 as compared to the same period of prior year. However, the decline in merchandise revenue of 18% was substantially lower than the decline in admissions revenue of 40%, reflecting efforts made to improve the merchandise product mix and higher sales to exhibition customers.
Cost of revenue. During the quarter ended August 31, 2011, total cost of revenue decreased by $4.1 million or 47% to $4.7 million compared to the same quarter of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
			2011
	August 31,	August 31,	vs.
	2011	2010	2010
Exhibition costs

Production	$91	$968	(90.6)%
Operating Expenses	2,697	4,617	(41.6)%
Marketing	1,606	2,895	(44.5)%

	4,394	8,480	(48.2)%

Exhibition expense as percent of exhibition revenue	59.9%	67.1%

Cost of merchandise	295	298	(1.0)%
Cost of merchandise as percent of merchandise revenue	33.6%	27.9%

Total	$4,689	$8,778	(46.6)%

Cost of revenue as a percent of total revenue	57.1%	64.0%

Our exhibition costs of $4.4 million decreased 48%, or $4.1 million, compared to the same quarter of last year, due to the closure of certain of the Company’s touring Bodies self-run exhibitions. As the Company reduced these exhibitions, the costs that it bore for production, operations and marketing declined accordingly.
Cost of merchandise as a percent of merchandise revenue increased from 28% in the second quarter of fiscal 2011 to 34% in the second quarter of fiscal 2012 primarily due to slightly higher cost of the improved mix of merchandise offered.
Gross profit. During the quarter ended August 31, 2011, our total gross profit decreased by $1.4 million, comprised of a decline in exhibition gross profit of $1.2 million and a decline in merchandise gross profit of $0.2 million. Both declines were primarily due to a decrease in the number of exhibitions from 21 in the second quarter of fiscal 2011 as compared to 17 in the second quarter of fiscal 2012.
Operating expenses. Overall operating expense increased by $0.4 million driven by the termination of our License Agreement with Playboy. As such, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest, as discussed below, and therefore the net impact of the impairment to Premier is $161 thousand.
Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.
Offsetting the impairment and litigation expense, our general and administrative expenses decreased by $0.5 million to $3.4 million in the second quarter of fiscal 2012, compared to the same period of fiscal 2011. This decrease was primarily due to a reduction in rent and other office expenses of $0.1 million as part of an overall effort to reduce expenses. In addition, accounting and other professional fees declined by $0.4 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have reduced our need for external consultants and other professionals.

Our depreciation and amortization expense in the second quarter of fiscal 2012 decreased $0.3 million to $1.0 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Income (loss) from operations. Our loss from operations increased by $1.8 million to ($2.0) million in the second quarter of fiscal 2012 as compared to ($215) thousand for the second quarter of fiscal 2011. The increased loss was mainly due to a $1.4 million reduction in gross profit related to fewer exhibitions, as well as one-time charges of $0.8 million for litigation settlement expense and $0.4 million for intangible and fixed asset impairments. These losses were partially offset by a $0.5 million decline in general and administrative expenses and a $0.3 million decline in amortization and depreciation expense.
Provision for income taxes. Our provision for income taxes for the three months ended August 31, 2011 was $39 thousand versus $29 thousand for the same period in the prior year. The provision for income taxes for the second quarter of fiscal 2012 mainly related to foreign tax expense for our London Titanic exhibition, whereas the provision for income taxes for the second quarter of fiscal 2012 was primarily due to state taxes in states where we do not have the benefit of net operating loss caryforwards. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes.
Net income (loss). We realized a net loss of $(2.0) million for the second quarter of fiscal 2012 as compared to a net loss of ($236) thousand for the same period last year, primarily due to the increase in our loss from operations of $1.8 million as outlined above.
Net income (loss) attributable to non-controlling interest. The consolidated joint venture generated a loss of $214 thousand for the second quarter of fiscal 2012 as compared to a loss of $56 thousand for the same period last year. The increase in the loss of $158 thousand is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012. The impairment was partially offset by $39 thousand of lower amortization expense of the Playboy license fee advances, as certain of them were fully amortized during fiscal 2011.
Income (loss) per share. Basic and diluted loss per common share for the quarters ended August 31, 2011 and August 31, 2010 was $(0.04) and $(0.00), respectively. The basic and fully diluted weighted average shares outstanding for the three months ended August 31, 2011 and 2010 were as follows:

	Three Months Ended August 31,
	2011	2010
Basic weighted-average shares outstanding	47,415,123	46,853,678
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	47,415,123	46,853,678

The Six Months Ended August 31, 2011 Compared to the Six Months Ended August 31, 2010
An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2011 and 2010, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
			2011
	August 31,	August 31,	vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$17,940	$24,771	(27.6)%
Cost of revenue (exclusive of depreciation and amortization)	8,875	15,096	(41.2)%

Gross profit	9,065	9,675	(6.3)%

Gross profit as a percent of revenue	50.5%	39.1%

Operating expenses	9,969	11,409	(12.6)%

Income (loss) from operations	(904)	(1,734)	(47.9)%

Other income	14	19	(26.3)%

Loss before income tax	(890)	(1,715)	(48.1)%

Provision for income taxes	(39)	(41)	(4.9)%

Effective tax rate	4.4%	2.4%
Net loss	(929)	(1,756)	(47.1)%
Less: Net loss attributable to non-controlling interest	239	89	168.5%

Net loss attributable to the shareholders of Premier	$(690)	$(1,667)	(58.6)%

Net loss per share:
Basic income (loss) per share	$(0.01)	$(0.04)

Diluted net income (loss) per share	$(0.01)	$(0.04)

Revenue. During the six months ended August 31, 2011, total revenue decreased by $6.8 million or 28% to $17.9 million compared to the same period of last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended
	August 31,
	2011	2010
Exhibition Revenue
Admissions revenue	$14,213	$20,118
Non-refundable license fees for current exhibitions	1,797	2,756

Total Exibition revenue	16,010	22,874
Merchandise and Other	1,930	1,897

Total Revenue	$17,940	$24,771

Key Non-financial Measurements
Number of venues presented	20	26
Operating days	2,312	3,071
Attendance (in thousands)	1,166	1,930
Average attendance per operating day	505	622

Exhibition revenue decreased by $6.9 million or 30% to $16.0 million mainly due to the decline in the number of exhibitions from 26 presented during the six months ended August 31, 2010 as compared to 20 presented during the six months ended August 31, 2011. With fewer exhibitions presented, the Company experienced a corresponding decline in attendance from 1,930,059 for the six months ended August 31, 2010 to 1,166,494 for the six months ended August 31, 2011. This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. Revenue from self-run exhibitions was 78% of revenue for the six months ended August 31, 2011, compared to 84% of revenue for the six months ended August 31, 2010. The Company’s revenue from self-run exhibitions was comprised of 85% stationary exhibits and 15% of touring exhibits for the six months ended August 31, 2011, as compared to 62% stationary exhibits and 38% touring exhibits for the six months ended August 31, 2010.
Merchandise and other revenue remained flat at $1.9 million for the six months ended August 31, 2011 even though attendance declined by 40%, reflecting efforts made to improve the merchandise product mix and higher sales to exhibition customers.
Cost of revenue. During the six months ended August 31, 2011, total cost of revenue decreased by $6.2 million or 41% to $8.9 million compared to the same period of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31,	August 31,	2011 vs.
	2011	2010	2010

Exhibition costs

Production	$458	$1,735	(73.6)%
Operating Expenses	5,561	8,181	(32.0)%
Marketing	2,223	4,680	(52.5)%

	8,242	14,596	(43.5)%

Exhibition expense as percent of exhibition revenue	51.5%	63.8%

Cost of merchandise	633	500	26.6%
Cost of merchandise as percent of merchandise revenue	32.8%	26.4%

Total	$8,875	$15,096	(41.2)%

Cost of revenue as a percent of total revenue	49.5%	60.9%

Our exhibition costs of $8.2 million decreased 44%, or $6.4 million, compared to the same period of the prior year, due to the closure of certain of the Company’s touring Bodies self-run exhibitions. As the Company reduced these exhibitions, the costs that it bore for production, operations and marketing declined accordingly. In addition, we have undertaken aggressive cost containment efforts for our remaining self-run exhibitions.
Cost of merchandise as a percent of merchandise revenue increased from 26% for the six months ended August 31, 2010 to 33% for the six months ended August 31, 2011 primarily due to slightly higher cost of the improved mix of merchandise offered.
Gross profit. During the six months ended August 31, 2011, our total gross profit decreased by $0.6 million or 6%, comprised of a decline in exhibition gross profit of $0.5 million and a decline in merchandise gross profit of $0.1 million. Both declines were primarily due to a decrease in the number of exhibitions from 26 during the six months ended August 31, 2011 as compared to 20 in the same period of the prior fiscal year. Our gross profit decreased primarily due to lower revenue generated from fewer exhibitions. However, due to aggressive cost containment efforts for our remaining self-run exhibitions, we were able to reduce costs by 41%, mitigating most of the 30% decline in revenue.
Operating expenses. Overall operating expense decreased by $1.4 million driven by the decline in general and administrative expenses, partially offset by the impact of the termination of our License Agreement with Playboy. Due to the termination of the License Agreement, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest, as discussed below, and therefore the net impact of the impairment to Premier is $161 thousand.
Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.
Offsetting the impairment and litigation expense, our general and administrative expenses decreased by $2.1 million to $6.9 million for the six months ended August 31, 2011, compared to the same period of fiscal 2011. This decrease was primarily due to $0.5 million of lower compensation and benefits expense due to the reduction in administrative personnel required to support fewer exhibitions. The Company also reduced its travel costs by $0.4 million and reduced its rent and other office expenses by $0.3 million as part of an overall effort to reduce expenses. In addition, accounting and other professional fees declined by $1.0 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have reduced our need for external consultants and other professionals.

Our depreciation and amortization expenses for the six months ended August 31, 2011 decreased $0.5 million to $2.0 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Income (loss) from operations. Our loss from operations declined by $0.8 million to ($0.9) million for the six months ended August 31, 2011 as compared to ($1.7) million for the six months ended August 31, 2010. This decline was mainly due to lower general and administrative expenses of $2.1 million and lower depreciation and amortization expense of $0.5 million, which more than offset the one-time impairment charge of $0.4 million and litigation settlement expense of $0.8 million, as well as the decline in gross profit of $0.6 million.
Provision for income taxes. Our provision for income taxes for the six months ended August 31, 2011 was $39 thousand versus $41 thousand for the same period in the prior year. The provision for income taxes for the six months ended August 31, 2011 mainly related to foreign tax expense for our London Titanic exhibition, whereas the provision for income taxes for the six months ended August 31, 2010 was primarily due to state taxes in states where we do not have the benefit of net operating loss caryforwards. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes.
Net income (loss). We realized a net loss of ($0.9) million for the six months ended August 31, 2011 as compared to a net loss of ($1.8) million for the same period of the prior year. The decline in net loss of $0.8 million was primarily due to the decline in loss from operations of $0.8 million, as outlined above.
Net income (loss) attributable to non-controlling interest. The consolidated joint venture generated a loss of $239 thousand for the six months ended August 31, 2011 as compared to a loss of $89 thousand for the same period last year. The increase in the loss of $150 thousand is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012. The impairment was partially offset by $42 thousand of lower amortization expense of the Playboy license fee advances, as certain of them were fully amortized during fiscal 2011.
Income (loss) per share. Basic and diluted loss per common share for the six months ended August 31, 2011 and August 31, 2010 was $(0.01) and $(0.04), respectively. The basic and fully diluted weighted average shares outstanding for the six months ended August 31, 2011 and 2010 were as follows:

	Six Months Ended August 31,
	2011	2010
Basic weighted-average shares outstanding	47,328,827	46,801,472
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	47,328,827	46,801,472

Liquidity and Capital Resources
The following tables reflect selected information about our cash flows during the six months ended August 31, 2011 and 2010 and selected balance sheet data as of August 31, 2011 and February 28, 2011 (in thousands):
Liquidity
Selected cash flow information:

	Six Months Ended August 31,
	2011	2010

Net cash provided by (used in) operating activities	$1,108	$(1,960)
Net cash used in investing activities	(806)	(3,517)
Net cash provided by financing activities	8	24
Effects of exchange rate changes on cash and cash equivalents	20	(77)

Net increase (decrease) in cash and cash equivalents	$330	$(5,530)

Selected balance sheet data:

	As of
	August 31,	February 28,
	2011	2011

Cash and cash equivalents	$4,094	$3,764
Certificates of deposit and other investments	807	807
Working capital	1,972	1,171
Total assets	29,379	31,581
Total shareholders’ equity	19,339	19,631
Operating Activities.
For the six months ended August 31, 2011, cash provided by operations was $1.1 million, compared to cash used in operations of ($2.0) million for the six months ended August 31, 2010.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at August 31, 2011 and February 28, 2011.

	As of
	August 31, 2011	February 28, 2011
Working capital (in thousands)	1,972	1,171
Current ratio	1.28	1.14
Investing Activities. Cash used in investing activities was ($806) thousand for the six months ended August 31, 2011 compared to ($3.5) million for the six months ended August 31, 2010. Of the cash used by investing activities, $910 thousand and $728 thousand for the six months ended August 31, 2011 and 2010, respectively, was used to purchase property and equipment. In addition for the six months ended August 31, 2010, the Company expended $2.6 million for its Titanic expedition and $492 thousand for the purchase of exhibition licenses. This cash outflow was partially offset by cash provided by the non-controlling interest in the Company’s consolidated joint venture of $77 thousand and $274 thousand for the six months ended August 31, 2011 and 2010, respectively.
Financing Activities. Cash provided by financing activities was $8 thousand for the six months ended August 31, 2011 compared to $24 thousand for the six months ended August 31, 2010. Cash provided by financing for both periods related to proceeds from stock option exercises.

Capital Resources
Purchase and Registration Rights Agreements
On May 20, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).
After the registration statement is declared effective, the Company will generally have the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC at a price of less than $1.00 per share.
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

Contractual Obligations
During the six months ended August 31, 2011, there have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2011 other than the changes noted below.
Lease Agreement for Warehouse Space for Artifacts and Other Exhibitry
The Company’s current lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expires December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,536 square feet of warehouse and lab space in Atlanta, Georgia. For security purposes, we do not disclose the location of this property. The agreement is for a five year term with two additional options to extend for up to an additional ten years. Minimum annual rent for the first three years is $158 thousand, payable in equal monthly installments, and $167 thousand a year thereafter.
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
Item 1. Legal Proceedings.
During the six months ended August 31, 2011, there were no material changes to the legal proceedings discussion in our Annual Report on Form 10-K for the year ended February 28, 2011 other than the changes noted below.
Sports Immortals, Inc.
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs allege that the Company breached the contract when the Company purported to terminate it in April of 2009, and they seek fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Condensed Consolidated Statements of Operations. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011. The $950 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011.
Status of Salvor-in-Possession and Interim Salvage Award Proceedings
The Company has been party to a salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem for over 15 years. The Company sought to maintain its status as sole Salvor-in-Possession of the Titanic wreck site and also sought an interim salvage award in the form of title to the recovered Titanic artifacts or a monetary award.
On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts. These covenants and conditions include the following:
•	The approximately 2,000 “1987 Artifacts” and the approximately 3,500 “Post 1987 Artifacts” must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations.

Gunther Von Hagens and Plastination Company, Inc.
On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens, and his company, Plastination Company, Inc. The suit alleges that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims relate to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company has sued for unspecified damages. The case is in its very early stages and recovery is uncertain.
Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. During the six months ended August 31, 2011, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
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
We have been awarded in-specie awards granting us title to all of the artifacts we have recovered from the Titanic wreck site. We may not be able to maximize the full value associated with title to these artifacts.
In August, 2011 the U.S. District Court for the Eastern District of Virginia, Norfolk Division issued an Order granting us an in-specie award to all of the artifacts we have recovered from the Titanic wreck since after the Company’s first expedition in 1987. Together with the October, 1993 Order from the French Maritime Tribunal granting us an in specie award to all of the artifacts recovered in our 1987 expedition, we now have title to all of the artifacts we have recovered from the Titanic wreck. Both of these in-specie awards come with certain limitations which govern how we care for the artifacts and how they may be sold. Our ability or inability to put these artifacts to good use, or to maximize the full value associated with title to these artifacts, may affect our results of operations and financial condition.
If we are unable to maintain our Salvor-in-Possession rights to the Titanic wreck and wreck site, our Titanic exhibitions could face increased competition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units) that
	Total number of		purchased as part of	may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs(1)	plans or programs(1)
	(a)	(b)	(c)	(d)

July 1, 2010 through July 31, 2010	14,367	$1.18	14,367	985,633
August 1, 2010 through August 31, 2010	100,714	$1.15	100,714	884,919

Total	115,081		115,081

(1)	On July 29, 2010, the Company announced a share repurchase program, pursuant to which up to 1 million shares of common stock could be repurchased. This program expired on July 28, 2011.

Item 6. Exhibits.
See Index to Exhibits on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: October 14, 2011	By:	/s/ Christopher J. Davino
Christopher J. Davino,
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 14, 2011	By:	/s/ Michael J. Little
Michael J. Little,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.1	Settlement Agreement and Release, dated August 16, 2011, by and between Premier Exhibitions, Inc., Sports Immortals, Inc., Jim Platt and Joel Platt		8-K	10.1	8/22/2011

10.2	The Bylaws of Premier Exhibitions, Inc., as amended September 16, 2011		8-K	3.1	9/21/2011

10.3	Industrial Lease Agreement, dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.***	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

***	Premier Exhibitions, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit.

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flow for the six months ended August 31, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.