Form 10-Q/A
period 2011-08-31
PREMIER EXHIBITIONS, INC.
filed 2011-12-09
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock on December 6, 2011 was 47,443,513.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the periodic report of Premier Exhibitions, Inc. (the “Company”) on Form 10-Q for the quarter ended August 31, 2011 as filed with the Securities and Exchange Commission on October 14, 2011 (the “Original Report”). This Amendment is being filed to refile the Industrial Lease Agreement by and between the Company and Selig Enterprises, Inc. to reflect portions of the Industrial Lease Agreement for which the Company is no longer seeking confidential treatment.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.3	Industrial Lease Agreement, dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.***	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President, Chief Financial Officer, and Chief Operating Officer	X

32.1	Section 1350 Certifications	X

***	Premier Exhibitions, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: December 9, 2011	By:	/s/ Samuel S. Weiser
Samuel S. Weiser,
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 9, 2011	By:	/s/ Michael J. Little
Michael J. Little,
Senior Vice President, Chief Financial Officer, and
Chief Operating Officer (Principal Financial Officer)

3