Form 10-Q
period 2011-11-30
PREMIER EXHIBITIONS, INC.
filed 2012-01-17
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock on January 12, 2012 was 47,582,567.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	55

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	November 30,	February 28,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,076	$3,764
Certificates of deposit and other investments	806	807
Accounts receivable, net of allowance for doubtful accounts of $968 and $1,044, respectively	683	2,419
Merchandise inventory, net of reserve of $25 and $15, respectively	925	752
Notes receivable, net of allowance for doubtful accounts of $425	—	200
Deferred income taxes	175	175
Income taxes receivable	299	358
Prepaid expenses	1,578	1,107
Other current assets	82	136

Total current assets	7,624	9,718

Artifacts owned, at cost	2,998	3,012
Property and equipment, net of accumulated depreciation of $18,038 and $15,376, respectively	12,247	12,620
Exhibition licenses, net of accumulated amortization of $5,652 and $5,861, respectively	2,346	2,987
Film and gaming assets, net of accumulated amortization of $175	3,158	2,994
Other receivable, net of allowance for doubtful accounts of $117	5	—
Subrogation rights	250	250

Total Assets	$28,628	$31,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,850	$5,951
Deferred revenue	2,565	2,596
Short-term portion of notes payable	489	—

Total current liabilities	7,904	8,547

Long-Term liabilities:
Lease abandonment	2,556	3,014
Deferred income taxes	175	175
Long-term portion of notes payable	727	—

Total long-term liabilities	3,458	3,189

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,445,522 and 48,205,661 shares, respectively; outstanding 47,443,513 and 47,203,652 shares, respectively	5	5
Additional paid-in capital	51,705	58,356
Accumulated deficit	(33,963)	(31,085)
Accumulated other comprehensive loss	(480)	(455)
Less treasury stock, at cost; 2,009 and 1,002,009 shares; respectively	(1)	(7,190)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	17,266	19,631

Equity Attributable to Non-controlling interest	—	214

Total liabilities and shareholders’ equity	$28,628	$31,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Revenue:
Exhibition revenue	$5,582	$8,870	$21,592	$31,744
Merchandise and other	644	1,352	2,574	3,249

Total revenue	6,226	10,222	24,166	34,993

Cost of revenue:
Exhibition costs	3,689	10,299	11,931	24,895
Cost of merchandise sold	269	370	903	870

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,958	10,669	12,834	25,765

Gross profit (loss)	2,268	(447)	11,332	9,228

Operating expenses:
General and administrative	3,516	4,627	10,333	13,521
Depreciation and amortization	928	1,200	2,938	3,716
Impairment of intangibles and fixed assets	—	—	358	—
Litigation settlement	—	—	783	—

Total operating expenses	4,444	5,827	14,412	17,237

Loss from operations	(2,176)	(6,274)	(3,080)	(8,009)

Other (expense) income	(12)	12	2	30

Loss before income taxes	(2,188)	(6,262)	(3,078)	(7,979)

Provision for income taxes	—	529	(39)	488

Net loss	(2,188)	(5,733)	(3,117)	(7,491)
Less: Net loss attributable to non-controlling interest	—	56	239	146

Net loss attributable to the shareholders of Premier	$(2,188)	$(5,677)	$(2,878)	$(7,345)

Net loss per share:
Basic loss per common share	$(0.05)	$(0.12)	$(0.06)	$(0.16)

Diluted loss per common share	$(0.05)	$(0.12)	$(0.06)	$(0.16)

Shares used in basic per share calculations	47,427,251	46,913,601	47,362,196	46,873,879

Shares used in diluted per share calculations	47,427,251	46,913,601	47,362,196	46,873,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Nine Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,117)	$(7,491)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,938	3,716
Impairment of intangibles and fixed assets	358	—
Lease abandonment	(458)	(503)
Stock-based compensation	529	418
Allowance for doubtful accounts	41	(33)
Net (gain) loss on disposal of assets	(27)	31
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,760	1,058
Increase in merchandise inventory, net of reserve	(173)	(282)
Decrease in notes receivable	200	—
Decrease in deferred income taxes	—	927
Increase in prepaid expenses	(471)	(2,364)
Decrease in other assets	64	33
Decrease in income taxes receivable	59	1,426
Increase in other receivable	(122)	—
Decrease in deferred revenue	(31)	(744)
(Decrease) increase in accounts payable and accrued liabilities	(951)	2,910

Total adjustments	3,716	6,593

Net cash provided by (used in) operating activities	599	(898)

Cash flows from investing activities:
Purchases of property and equipment	(966)	(1,640)
Proceeds from disposal of assets	27	9
Titanic expedition costs incurred	(262)	(3,887)
Purchase and development of exhibition licenses	—	(300)
Purchases of certificates of deposit	(4)	(87)
Redemption of certificates of deposit	—	2,582
Decrease in artifacts	14	32
Non-controlling investment in consolidated joint venture	77	379

Net cash used in investing activities	(1,114)	(2,912)

Cash flows from financing activities:
Purchase of treasury stock	—	(136)
Proceeds from option and warrant exercises	8	117
Payments on notes payable	(161)	—

Net cash used in financing activities	(153)	(19)

Effects of exchange rate changes on cash and cash equivalents	(20)	(181)

Net decrease in cash and cash equivalents	(688)	(4,010)
Cash and cash equivalents at beginning of period	3,764	10,339

Cash and cash equivalents at end of period	$3,076	$6,329

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$3

Cash paid during the period for taxes	$37	$141

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(5)	$(10)

Receivable from non-controlling interest	$—	$15

Assets purchased with notes payable	$1,377	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Background and Basis of Presentation
Description of Business
Premier Exhibitions, Inc. (the “Company”) is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, RMS Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.
Corporate Structure and Management
On September 29, 2011, the Company announced that it intended to separate its operations into two operating divisions, which will function as separate subsidiaries of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.
Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, all of Premier’s collection and curatorial staff are employed by the RMST subsidiary.
We also formed a new entity, Premier Exhibition Management, LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage content owned or licensed by third parties. All personnel not directly involved in the management of the Titanic artifacts function as employees of the PEM subsidiary.
On November 30, 2011, the Company announced a change in its management structure due to the realignment of its business. Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino has relinquished the title of Chief Executive Officer and President of the Company and has been appointed as President of RMST. Pursuant to the Amendment, Mr. Davino will focus his efforts on pursuing potential transactions and opportunities involving the Company’s Titanic subsidiary. Mr. Davino is currently a director of the Company, and will continue to serve in that capacity.
Also effective November 28, 2011, the Board of Directors appointed Samuel Weiser to the position of Interim Chief Executive Officer and President, to serve until a permanent Chief Executive Officer is identified. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Michael Little was also appointed on that date to the position of Chief Operating Officer, in addition to his position as Chief Financial Officer.

The restructuring of the Company and changes in its management reflect that Premier has two operating segments — Exhibition Operations (PEM) and Content Management (RMST).
International Operations
Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 13% of our revenues and 16% of attendance for the three months ended November 30, 2011 compared with 15% and 52%, respectively for the three months ended November 30, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.
Basis of Presentation
When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2011, our results of operations for the three and nine months ended November 30, 2011 and 2010 and cash flows for the nine months ended November 30, 2011 and 2010. The data in the consolidated balance sheet as of February 28, 2011 was derived from our audited consolidated balance sheet as of February 28, 2011, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture. Our operating results for the nine months ended November 30, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2012 (“fiscal 2012”).
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
Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)
In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Company’s financial position or results of operations, but will only impact how reclassifications of items out of OCI is presented in the financial statements.

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
The following table sets forth the computation of basic and diluted net loss per share. Since the three and nine month periods ended November 30, 2011 and 2010 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Numerator:
Net loss attributable to shareholders (in thousands)	$(2,188)	$(5,677)	$(2,878)	$(7,345)

Denominator:
Basic weighted-average shares outstanding	47,427,251	46,913,601	47,362,196	46,873,879
Effect of dilutive stock options and warrants	—	—	—	—

Diluted weighted-average shares outstanding	47,427,251	46,913,601	47,362,196	46,873,879

Net loss per share:
Basic	$(0.05)	$(0.12)	$(0.06)	$(0.16)

Diluted	$(0.05)	$(0.12)	$(0.06)	$(0.16)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Warrants	60,000	1,316,417	60,000	1,316,417
Stock options	1,446,698	1,426,698	1,446,698	1,480,032

Total	1,506,698	2,743,115	1,506,698	2,796,449

3. Total Comprehensive Income (Loss)
The following table provides a summary of total comprehensive loss for the applicable periods (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Net loss attributable to the shareholders of Premier	$(2,188)	$(5,677)	$(2,878)	$(7,345)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(2)	(10)	(5)	(10)
Net foreign currency translation (loss) gain	(40)	(103)	(20)	(181)

Total comprehensive loss	$(2,230)	$(5,790)	$(2,903)	$(7,536)

4. Assets Related to 2010 Expedition to Titanic Wreck Site
During August and September 2010, our wholly owned subsidiary RMST, as salvor-in-possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.
We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

	November 30, 2011	Februrary 28, 2011
3D film	$1,817	$1,719
3D exhibitry	857	759
2D documentary	631	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	132	53

Expedition costs capitalized, net	$4,201	$4,018

Costs associated with the expedition web point of presence are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand and $79 thousand for the three and nine months ended November 30, 2011, respectively, and $53 thousand during fiscal 2011.
The Company recorded an amortization charge of $175 thousand for the 2D documentary in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in Accounting Standards Codification (“ASC”) 926 “Entertainment — Films”, (“ASC 926”). No amortization was recorded for the three or nine months ended November 30, 2011, as the Company did not receive any 2D film revenue during these periods.
As of November 30, 2011 the 3D film, 3D exhibitry and gaming application assets have not been placed in service, and therefore, no associated amortization or depreciation has been recorded for these assets.
Subsequent to the quarter ended November 30, 2011, the Company licensed the 3D footage from the expedition to produce a 3D television documentary for worldwide distribution and DVD/home video exploitation in exchange for a license fee and a participation in net revenues (after deducting distribution fees and certain other expenses). We have also recently licensed other imagery from the expedition to a major magazine and publishing concern in exchange for license fees and promotional exposure that management believes will significantly benefit the Company.
In addition, during the fourth quarter of fiscal 2012, we are supplementing certain of our Titanic exhibitions with 3D exhibitry generated from the expedition, and as such, will begin depreciation of these assets based on their in service dates.
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
We paid a $250 thousand license fee advance to Playboy under this Agreement in May 2008, and agreed to pay certain additional advances through the five year term of the Agreement. During fiscal 2011, we amended our May 2008 Agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled. The unilateral termination right required the Company to pay a $300 thousand termination fee unless the termination right was exercised on or prior to August 31, 2011, in which case the Company was entitled to apply the $300 thousand 2011 license fee advance against the termination fee that would otherwise be payable. On August 25, 2011 the Company notified Playboy that the joint venture was terminating the Agreement pursuant to its unilateral termination right in the Agreement. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contend that Playboy previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment).
In addition to $840 thousand in costs incurred in prior periods for developing, creating and compiling the business and marketing plans as well as extending the exhibition rights for a potential Playboy exhibit, during the portion of fiscal 2012 that the Agreement was in effect, the Company incurred expenditures for exhibition rights of $50 thousand and received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date. Costs incurred and related reimbursements from S2BN by type are reflected in the following table (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

Fiscal 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at November 30, 2011		$—

Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated amortization in the second quarter of fiscal 2012. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit in the second quarter of fiscal 2012. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Operations for the nine months ended November 30, 2011.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit, has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Operations for the nine months ended November 30, 2011.
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
•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011.

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

Settled Litigation
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Condensed Consolidated Statements of Operations for the nine months ended November 30, 2011. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Condensed Consolidated Statements of Operations for the nine months ended November 30, 2011. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been paid and the remainder of which is subject to collection.
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
Revenue Examinations
The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. The IRS has asserted a liability associated with this exam, which the Company disputes. The Company is continuing in discussions with the IRS to resolve this matter. In addition to the review currently in process by the IRS, the Company is, at times, under review by various state revenue authorities.
The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

8. Purchase and Registration Rights Agreements
On October 31, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).
The LPC Purchase Agreement and Registration Rights Agreement were entered into following the termination by mutual agreement of previous purchase agreements and registration rights agreements dated May 20, 2011 and October 19, 2011, which provided for a substantially similar financing transaction between the Company and LPC. The October 19, 2011 agreements were terminated in order to enable the parties to reduce the maximum number of shares of the Company’s common stock issuable in connection with the proposed financing transaction. The October 19, 2011 agreements replaced a previous purchase agreement and registration rights agreement dated May 20, 2011. The previous agreements were terminated by mutual agreement of the Company and LPC in order to eliminate the ability of the Company to sell Initial Purchase Shares of $1.25 million to LPC on the commencement of the Agreement, and to eliminate warrants that may have been issued under the original agreements if the Company had elected to sell the Initial Purchase Shares.
The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement.
In consideration for entering into the purchase agreement between the Company and LPC dated May 20, 2011, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee. Under the October 30, 2011 Purchase Agreement, the Company is also required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.
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
The Company has not exercised its rights under the LPC Purchase Agreement as of the date of this filing.
9. Asset Purchase Agreement and Related Matters
Transactions
On October 17, 2011 the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.
We have also entered into an Assignment of and Second Amendment to Lease (the “Lease Agreement”) with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC (together, “Landlord”) and Worldwide, which provides for a lease of the current exhibition space for five years, with an optional early termination after three years. The Lease Agreement reflects the Company’s rental obligations and also the assumed rental arrearages paid on behalf of Worldwide as part of the consideration for the Asset Purchase Agreement.
Assets Acquired and Liabilities Assumed
Based upon the facts and circumstances of the acquisition, the Company has determined that it qualifies as a business purchase in accordance with ASC 805, Business Combinations, (“ASC 805”), which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.
Fair value of acquired assets was determined based on a combination of the market and cost approaches. The market approach indicates asset value should be measured by reference to prices for recent transactions involving identical or comparable assets. The cost approach estimates fair value by determining the current cost to acquire or construct a comparable asset. We used the market approach to estimate fair value for certain exhibitry and leasehold improvement assets where we had purchased comparable assets for our other exhibitions. For all other assets acquired, we used the cost approach. The fair value of the liabilities assumed as part of the Asset Purchase Agreement was determined by calculating their present value using an estimated incremental borrowing rate.

The following table reflects the estimated fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Fixed assets:
Exhibitry	$1,077
Leasehold improvments	237
Other fixed assets	53

Other assets:
Security deposit	10

Total assets acquired	$1,377

Liabilities:
Payments to seller	743

Assumed lease arrearages	634

Total liabilities assumed	$1,377

Net assets aquired	$—

As the fair value of the assets purchased equals the fair value of liabilities assumed no goodwill was created by the transaction.
The November 30, 2011 Condensed Consolidated Balance Sheet includes fixed assets obtained in the transaction in Property and equipment, the security deposit in Other current assets, and the liabilities assumed as part of the transaction in Short-term portion of notes payable and Long-term portion of notes payable. The acquisition and continuing operations of the Orlando, Florida Titanic exhibition are included in the Company’s Exhibition Management Segment.
Actual and Pro Forma Impact of Asset Purchase
The accompanying unaudited Condensed Consolidated Financial Statements include the results of operations of TTE since the acquisition date of October 17, 2011 through the quarter end date of November 30, 2011, as reflected in the table below (in thousands).

October 17, 2011
through
November 30, 2011
Total revenue	$94

Loss from operations	(6)

Net loss	(6)
The unaudited proforma results below include the effect of the acquisition as if it had been consummated as of March 1, 2010 (in thousands). The unaudited proforma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of March 1, 2010.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Total revenue	$6,336	$10,496	$24,832	$35,999

Loss from operations	(2,242)	(6,354)	(3,193)	(8,012)

Net loss	(2,254)	(5,813)	(3,230)	(7,494)

10. Commitments and Contingencies
There were no material changes to the Company’s commitments and contingencies since the filing of the Annual Report on Form 10-K for the year ended February 28, 2011, except as follows.
The Company’s lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expired December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,536 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. Minimum annual rent for the first three years is $158 thousand, payable in equal monthly installments, and $167 thousand a year thereafter.
On September 30, 2011, the Company entered into a first amendment to the lease for its exhibition space in Atlantic Town Center in Atlanta, Georgia. This space is used for our “Bodies...The Exhibition” and “Dialog in the Dark” exhibitions. The lease term is for an additional 16 months, with a two year extension option, and expires January 31, 2013. The minimum annual rent for fiscal 2012 and fiscal 2013 is $214 thousand and $470 thousand, respectively.
Subsequent to the quarter ended November 30, 2011, the Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months. Minimum annual rent for the remainder of fiscal 2012, and for fiscal 2013 and 2014 is $38 thousand, $227 thousand and $196 thousand, respectively.
11. Segment Information
On September 29, 2011, the Company announced that it was separating its operations into two divisions, which will function as separate subsidiaries of Premier. These divisions represent an exhibition management subsidiary and a content subsidiary. As the Company began to manage its operations by segment during the third quarter of fiscal 2012, the Company has reclassified its prior period information to conform to the current period segment presentation.
The Company has determined that its reportable segments are Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), and Dialog in the Dark exhibitions. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.
Revenue derived from exhibitions presented outside of the U.S. was $0.8 million and $4.9 million for the three and nine months ended November 30, 2011, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every 4 to six months.
All reported revenues were derived from external customers, with the exception of the $0.3 million and $1.1 million in revenue reported for the RMS Titanic segment for the three and nine months ended November 30, 2011. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue on the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.
Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services. The remaining corporate expenses and income taxes are allocated to Exhibition Management.

The following tables reflect the Statements of Operations for the three and nine months ended November 30, 2011 and 2010 by segment.

	Three Months Ended November 30, 2011
	(In thousands)
	Exhibition
	Management	RMS Titanic	Elimination	Total
Revenue	6,226	275	(275)	6,226
Cost of revenue (exclusive of depreciation and amortization)	(4,233)	—	275	(3,958)

Gross profit	1,993	275	—	2,268

Operating expenses:
General and administrative	3,112	404	—	3,516
Depreciation and amortization	902	26	—	928
Impairment of intangibles and fixed assets	—	—	—	—
Litigation settlement	—	—	—	—

Total Operating expenses	4,014	430	—	4,444

Loss from operations	(2,021)	(155)	—	(2,176)

Other expense	12	—	—	12

Loss before income tax	(2,033)	(155)	—	(2,188)

Provision for income taxes	—	—	—	—

Net loss	(2,033)	(155)	—	(2,188)
Less: Net loss attributable to non-controlling interest	—	—	—	—

Net loss attributable to the shareholders of Premier	(2,033)	(155)	—	(2,188)

	Three Months Ended November 30, 2010
	(In thousands)
	Exhibition
	Management	RMS Titanic	Elimination	Total
Revenue	10,222	376	(376)	10,222
Cost of revenue (exclusive of depreciation and amortization)	(11,045)	—	376	(10,669)

Gross (loss) profit	(823)	376	—	(447)

Operating expenses:
General and administrative	4,100	527	—	4,627
Depreciation and amortization	1,200	—	—	1,200

Total Operating expenses	5,300	527	—	5,827

Loss from operations	(6,123)	(151)	—	(6,274)

Other income	(12)	—	—	(12)

Loss before income tax	(6,111)	(151)	—	(6,262)

Provision for income taxes	529	—	—	529

Net loss	(5,582)	(151)	—	(5,733)
Less: Net loss attributable to non-controlling interest	56	—	—	56

Net loss attributable to the shareholders of Premier	(5,526)	(151)	—	(5,677)

	Nine Months Ended November 30, 2011
	(In thousands)
	Exhibition
	Management	RMS Titanic	Elimination	Total
Revenue	24,166	1,061	(1,061)	24,166
Cost of revenue (exclusive of depreciation and amortization)	(13,895)	—	1,061	(12,834)

Gross profit	10,271	1,061	—	11,332

Operating expenses:
General and administrative	9,250	1,083	—	10,333
Depreciation and amortization	2,805	133	—	2,938
Impairment of intangibles and fixed assets	358	—	—	358
Litigation settlement	783	—	—	783

Total Operating expenses	13,196	1,216	—	14,412

Loss from operations	(2,952)	(155)	—	(3,080)

Other income	(2)	—		(2)

Loss before income tax	(2,923)	(155)	—	(3,078)

Provision for income taxes	39	—	—	39

Net loss	(2,962)	(155)	—	(3,117)
Less: Net loss attributable to non-controlling interest	239	—	—	239

Net loss attributable to the shareholders of Premier	(2,723)	(155)	—	(2,878)

	Nine Months Ended November 30, 2010
	(In thousands)
	Exhibition
	Management	RMS Titanic	Elimination	Total
Revenue	34,993	1,109	(1,109)	34,993
Cost of revenue (exclusive of depreciation and amortization)	(26,874)	—	1,109	(25,765)

Gross profit	8,119	1,109	—	9,228

Operating expenses:
General and administrative	12,350	1,171	—	13,521
Depreciation and amortization	3,716	—	—	3,716

Total Operating expenses	16,066	1,171	—	17,237

Income (loss) from operations	(7,947)	(62)	—	(8,009)

Other income	(30)	—	—	(30)

Loss before income tax	(7,917)	(62)	—	(7,979)

Provision for income taxes	(488)	—	—	(488)

Net loss	(7,429)	(62)	—	(7,491)
Less: Net loss attributable to non-controlling interest	146	—	—	146

Net loss attributable to the shareholders of Premier	(7,283)	(62)	—	(7,345)

The assets in our Exhibition Management segment include exhibitry, leasehold improvements, and other assets necessary for operation of the Company’s exhibitions. The RMS Titanic segment contains all of the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all related intellectual property (video, photos, maps, etc.). The Company’s assets by segment are reflected in the following table (in thousands).

	As of
	November 30, 2011	February 28, 2011

Assets:

Exhibition Management	$17,674	$20,599
RMS Titanic	7,474	7,279
Corporate and unallocated	3,480	3,703

Total assets	$28,628	$31,581

Expenditures for additions to long-lived assets by segment for the three and nine months ended November 30, 2011 and 2010 are reflected in the table below (in thousands).

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Exhibition Management	$1,423	$720	$2,333	$1,940
RMS Titanic	262	1,320	262	3,887

Total capital expenditures	$1,685	$2,040	$2,595	$5,827

12. Related Party Agreement
Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino has relinquished the title of Chief Executive Officer and President of the Company and has been appointed as President of RMST. Pursuant to the Amendment, Mr. Davino will focus his efforts on pursuing potential transactions and opportunities involving the Company’s Titanic subsidiary. Mr. Davino is currently a director of the Company, and will continue to serve in that capacity.
Pursuant to the Amendment, Mr. Davino will continue to receive a salary of $290 thousand per year and benefits generally available to the Company’s executives. Mr. Davino received a bonus payment of $50 thousand upon the signing of the Amendment, in lieu of any bonus otherwise payable under the Company’s fiscal year 2012 incentive plans. In addition, Mr. Davino will be eligible for a Transaction Bonus payable if the Company closes a transaction to sell its Titanic artifacts or the stock of RMS Titanic, Inc. (the “Transaction”), during the employment term or within twelve months of termination, provided the party was identified during the employment period. The amount of the Transaction Bonus is dependent upon the proceeds of a transaction. If a Transaction Bonus is paid, it is expected to be in the range of $625 thousand to $5.25 million. The term of the Amendment extends until the earlier of April 30, 2012 or the consummation of the Transaction, and may be extended by successive one month periods with the consent of both parties.
13. Subsequent Events
Lease amendment
Subsequent to the quarter ended November 30, 2011, the Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months. Minimum annual rent for the remainder of fiscal 2012, and for fiscal 2013 and 2014 is $38 thousand, $227 thousand and $196 thousand, respectively.
Consignment agreement
On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. The artifacts—coupled with the work product, intellectual property and certain undertakings of the Company including the costs of salvage, lab operations and exhibition rights—were appraised in 2007 at a total value of approximately $189 million. The appraised value of $189 million has not been updated in the last several years and does not include the intellectual property acquired from the 2010 expedition. In addition, this appraisal does not ascribe any value to the Company’s salvor-in-possession rights and does not consider the court ordered covenants and conditions to a sale. The assets are reflected in the Condensed Consolidated Balance Sheet dated November 30, 2011, at a book value of $7.5 million.
Pursuant to the agreement, the results of the auction will be announced on or about April 15, 2012 in New York City. Participants in the auction must be pre-cleared by Guernsey’s and the Company and must agree to comply with all covenants and conditions set by the U.S. District Court for the Eastern District of Virginia. The Company has not set a price of sale, and both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

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
Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, www.bodiesrevealed.com, www.dialogtickets.com, www.dialognyc.com, and www.thetitanicstore.com. Information on Premier’s websites is not part of this report.
Corporate Structure and Management
Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, RMS Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.
On September 29, 2011, the Company announced that it intended to separate its operations into two operating divisions, which will function as separate subsidiaries of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.
Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, all of Premier’s collection and curatorial staff are employed by the RMST subsidiary.

We also formed a new entity, Premier Exhibition Management, LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage content owned or licensed by third parties. All personnel not directly involved in the management of the Titanic artifacts function as employees of the PEM subsidiary.
On November 30, 2011, the Company announced a change in its management structure due to the realignment of its business. Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino has relinquished the title of Chief Executive Officer and President of the Company and has been appointed as President of RMST. Pursuant to the Amendment, Mr. Davino will focus his efforts on pursuing potential transactions and opportunities involving the Company’s Titanic subsidiary. Mr. Davino is currently a director of the Company, and will continue to serve in that capacity.
Also effective November 28, 2011, the Board of Directors appointed Samuel Weiser to the position of Interim Chief Executive Officer and President, to serve until a permanent Chief Executive Officer is identified. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Michael Little was also appointed on that date to the position of Chief Operating Officer, in addition to his position as Chief Financial Officer.
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
As of November 30, 2011, we were configured to present three different types of exhibitions. The following table reflects the number of available exhibitions by type as of November 30, 2011:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	4	7

“Titanic: The Artifact Exhibiton” and “Titanic: The Experience”	2	6	8

“Dialog in the Dark”	2	—	2

Total Exhibitions	7	10	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, and Atlanta, Georgia. We opened a new stationary “Dialog in the Dark” exhibit in New York City on August 20, 2011 and acquired a new exhibit known as “Titanic: The Experience” in Orlando, Florida on October 17, 2011.
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

We own approximately 5,500 Titanic artifacts which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of November 30, 2011 we were configured to operate 8 concurrent Titanic exhibitions, of which 7 were presented at venues and one touring show was idle during the third quarter of fiscal 2012.
In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of November 30, 2011 we were configured to present 7 concurrent human anatomy exhibitions, of which all 7 were presented at venues during the third quarter of fiscal 2012. We returned one Bodies set used in two touring exhibits when the lease term expired during the third quarter of fiscal 2012.
In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of vision. As of November 30, 2011, we were configured to present two “Dialog in the Dark” exhibits located in Atlanta, Georgia and New York, New York. Our “Dialog in the Dark” exhibit in New York City opened on August 20, 2011.
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
Exhibitions
“Titanic: The Artifact Exhibition”
By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the third quarter of 2012, we presented 7 separate Titanic exhibitions at 9 venues. One touring Titanic show was idle during the third quarter of fiscal 2012.
“Titanic: The Experience”
Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida. The Company believes that it has not historically fully realized the Orlando market, as a heavily tourist market, and seeks to do so through this acquisition. The Company plans to supplement the current exhibition with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition, discussed more fully below, such as 3D exhibitry. In addition, this exhibition will increase the Company’s penetration into the Orlando market for merchandise sales.
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
We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

	November 30, 2011	Februrary 28, 2011
3D film	$1,817	$1,719
3D exhibitry	857	759
2D documentary	631	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	132	53

Expedition costs capitalized, net	$4,201	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand and $79 thousand for the three and nine months ended November 30, 2011, respectively, and $53 thousand during fiscal 2011.

In addition, during fiscal 2011 the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D film, 3D film, 3D exhibitry or gaming applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management. During fiscal 2012, as additional assets were developed by our vendors, an additional $262 thousand in underwater gear and filming cost was capitalized.
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
The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. As the Company has entered into an agreement to produce this film and has received its first payments under this agreement, the Company recorded an amortization charge of $175 thousand in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above. No amortization was recorded for the three or nine months ended November 30, 2011, as the Company did not receive any 2D film revenue during these periods.
Subsequent to the quarter ended November 30, 2011, the Company licensed the 3D footage from the expedition to produce a 3D television documentary for worldwide distribution and DVD/home video exploitation in exchange for a license fee and a participation in net revenues (after deducting distribution fees and certain other expenses). We have also recently licensed other imagery from the expedition to a major magazine and publishing concern in exchange for license fees and promotional exposure that management believes will significantly benefit the Company.

The costs associated with enhancing the exhibitions with 3D footage will be depreciated over a five year useful life using the straight-line method beginning with the date the asset is placed in service, in accordance with the Company’s policy for depreciation of assets used in its exhibits. During the fourth quarter of fiscal 2012, we began to supplement certain of our Titanic exhibitions with the 3D footage generated from the expedition.
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
“Bodies...The Exhibition” and “Bodies Revealed”
We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the third quarter of fiscal 2012, we presented 7 separate Bodies exhibitions at 7 venues.
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
“Dialog in the Dark”
In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We currently operate two “Dialog in the Dark” exhibits located in Atlanta, Georgia and New York, New York. Our New York City Dialog exhibition opened on August 20, 2011.
Other Exhibitions
On May 20, 2008 the Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company is entitled. The unilateral termination right required the Company to pay a $300 thousand termination fee unless the termination right was exercised on or prior to August 31, 2011, in which case the Company was entitled to apply the $300 thousand 2011 license fee advance against the termination fee that would otherwise be payable. The Company and S2BN Entertainment Corporation (“S2BN”) entered into a joint venture agreement on May 14, 2010 and agreed to jointly develop, design, and produce a Playboy exhibit.S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to the initial exhibit concept.
On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated that included the waiver of the $300 thousand termination fee otherwise payable, if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Operations for the nine months ended November 30, 2011.
Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibitwas fully impaired in the second quarter of fiscal 2012. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Operations for the nine months ended November 30, 2011.

Disbursements for license fees and expenses related to the development of this exhibition are reflected in the table below, along with the corresponding reimbursements and balances due from S2BN (in thousands).

	Total	50% S2BN
	Costs	Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

Fiscal 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at November 30, 2011		$—

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
During the second quarter of fiscal 2011 we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet. Also, at the end of the third quarter of fiscal 2012, we launched a new e-commerce website, www.thetitanicstore.com, which offers Titanic themed merchandise.
Consistent with the Company’s desire to take advantage of additional distribution channels for our merchandise, we have entered into agreements with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the upcoming 100th anniversary of the sinking of the Titanic in April 2012. The agreement with the direct response marketer is for the development and promotion, via direct channels of distribution, of Titanic commemorative jewelry and other items. The agreement with the online and television retailer is for the development and promotion of jewelry, house wares, fragrances, and other Titanic-themed merchandise inspired by or replicated based on authentic artifacts. This merchandise will be launched during a television program to be aired April 2012 from our Las Vegas, Nevada Titanic exhibition. Additional airings to promote this merchandise are also planned and the merchandise will also be available on their website.
Information Regarding Exhibitions Outside the United States
Our exhibitions regularly tour outside the U.S. Approximately 13% of our revenues and 16% of attendance for the three months ended November 30, 2011 compared with 15% and 52%, respectively for the three months ended November 30, 2010 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations
The Quarter Ended November 30, 2011 Compared to the Quarter Ended November 30, 2010 — Consolidated results
An analysis of our condensed consolidated statements of operations for the three months ended November 30, 2011 and 2010, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$6,226	$10,222	(39.1)%
Cost of revenue (exclusive of depreciation and amortization)	3,958	10,669	(62.9)%

Gross profit (loss)	2,268	(447)	(607.4)%

Gross profit (loss) as a percent of revenue	36.4%	-4.4%

Operating expenses	4,444	5,827	(23.7)%

Loss from operations	(2,176)	(6,274)	(65.3)%

Other (expense) income	(12)	12	(200.0)%

Loss before income tax	(2,188)	(6,262)	(65.1)%

Provision for income taxes	—	529	(100.0)%

Effective tax rate	0.0%	-8.4%

Net loss	(2,188)	(5,733)	(61.8)%
Less: Net loss attributable to non-controlling interest	—	56	(100.0)%

Net loss attributable to the shareholders of Premier	$(2,188)	$(5,677)	(61.5)%

Net loss per share:
Basic loss per share	$(0.05)	$(0.12)

Diluted net loss per share	$(0.05)	$(0.12)

Revenue. During the quarter ended November 30, 2011, total revenue decreased by $4.0 million or 39.1% to $6.2 million compared to the same quarter of last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2011	2010
Exhibition Revenue
Admissions revenue	$4,827	$8,277
Non-refundable license fees for current exhibitions	755	593

Total Exibition revenue	5,582	8,870
Merchandise and Other	644	1,352

Total Revenue	$6,226	$10,222

Key Non-financial Measurements
Number of venues presented	18	31
Operating days	1,244	1,613
Attendance (in thousands)	373	973
Average attendance per operating day	304	603
Exhibition revenue decreased by $3.3 million to $5.6 million mainly driven by the decline in the number of venues presented from 31 in the third quarter of fiscal 2011 as compared to 18 in the third quarter of fiscal 2012, as reflected in the following table.

	Three months ended November 30, 2011			Three months ended November 30, 2010
	Stationary	Touring	Total	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	4	7	3	17	20

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	2	7	9	1	9	10

“Dialog in the Dark”	2	—	2	1	—	1

Total Venues Presented	7	11	18	5	26	31

This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. With fewer exhibitions presented the Company experienced a 61.7% decline in attendance from 972,803 in the third quarter of fiscal 2011 to 372,683 in the third quarter of fiscal 2012. Revenue from self-run exhibitions was 80.3% of revenue for the three months ended November 30, 2011, compared to 91.8% of revenue for the three months ended November 30, 2010. Revenue from self-run exhibits was comprised of 100% stationary exhibits in the third quarter of fiscal 2012, as compared to 52.3% stationary exhibits and 47.7% touring exhibits for the third quarter of fiscal 2011.
Merchandise and other revenue declined by $0.7 million or 52.4% for the three months ended November 30, 2011, reflecting the decline in the number of venues presented and lower attendance as compared to the same period of prior year.

Cost of revenue. During the quarter ended November 30, 2011, total cost of revenue decreased by $6.7 million or 62.9% to $4.0 million compared to the same quarter of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010

Exhibition costs

Production	$211	$1,660	(87.3)%
Operating Expenses	2,424	4,775	(49.2)%
Marketing	1,054	3,864	(72.7)%

	3,689	10,299	(64.2)%

Exhibition expense as percent of exhibition revenue	66.1%	116.1%

Cost of merchandise	269	370	(27.3)%
Cost of merchandise as percent of merchandise revenue	41.8%	27.4%

Total	$3,958	$10,669	(62.9)%

Cost of revenue as a percent of total revenue	63.6%	104.4%

Our exhibition costs of $3.7 million decreased 64.2%, or $6.6 million, compared to the same quarter of last year, due to the closure of certain of the Company’s touring Bodies self-run exhibitions. As these exhibitions were closed, costs that the Company bore for production, marketing and operating expenses were significantly reduced. Also contributing to the decline in exhibition expense was aggressive cost containment strategy for our remaining self-run exhibitions.
Cost of merchandise as a percent of merchandise revenue increased from 27.4% in the third quarter of fiscal 2011 to 41.8% in the third quarter of fiscal 2012 primarily due to the $0.7 million decline in merchandise sales, which was driven by fewer exhibitions and correspondingly lower attendance.
Gross profit. During the quarter ended November 30, 2011, our total gross profit increased by $2.7 million, comprised of an increase in exhibition gross profit of $3.3 million, partially offset by a decline in merchandise gross profit of $0.6 million. The increase in exhibition gross is primarily due to lower exhibition costs of $6.6 million, mainly driven by the closure of many of the Company’s touring Bodies self-run exhibitions in late fiscal 2011 and early fiscal 2012, coupled with the Company’s cost reduction strategy for its remaining self-run exhibitions implemented in late fiscal 2011. By implementing aggressive cost containment efforts we were able to reduce exhibition costs by 64.2%, offsetting the 37.1% decline in exhibition revenue. Merchandise gross profit declined primarily due to lower merchandise sales.
Operating expenses. Overall operating expense decreased by $1.4 million driven by lower general and administrative expenses of $1.1 million and a decline in amortization and depreciation expense of $272 thousand.
Our general and administrative expenses decreased by $1.1 million to $3.5 million in the third quarter of fiscal 2012, compared to the same period of fiscal 2011. This decrease was due to a $0.4 million decline in compensation and benefits expense due to the reduction of administrative personnel required to support fewer exhibitions. In addition, accounting and other professional fees declined by $0.5 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have also taken measures to reduce our need for external consultants and other professionals.
Our depreciation and amortization expense in the third quarter of fiscal 2012 decreased $0.3 million to $0.9 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Loss from operations. Our loss from operations decreased by $4.1 million to $2.2 million in the third quarter of fiscal 2012 as compared to $6.3 million for the third quarter of fiscal 2011. The decline in loss from operations was mainly due to a $2.7 million increase in gross profit and lower general and administrative expenses of $1.1 million.

Provision for income taxes. We recorded no provision for income taxes for the three months ended November 30, 2011 versus a tax benefit of $529 thousand for the same period in the prior year. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The prior year tax benefit resulted from the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return.
Net loss. We realized a net loss of $2.2 million for the third quarter of fiscal 2012 as compared to a net loss of $5.7 million for the same period last year, primarily due to the decrease in our loss from operations of $4.1 million as outlined above.
Net loss attributable to non-controlling interest. The consolidated joint venture had no activity during the third quarter of fiscal 2012, as its License Agreement with Playboy was terminated during the second quarter of fiscal 2012 and no new business ventures have been commenced. The consolidated joint venture had a loss of $56 thousand for the three months ended November 30, 2010 related to expenses incurred in the development of the Playboy exhibit.
Loss per share. Basic and diluted loss per common share for the quarters ended November 30, 2011 and November 30, 2010 was $(0.05) and $(0.12), respectively. The basic and fully diluted weighted average shares outstanding for the three months ended November 30, 2011 and 2010 were as follows:

	Three Months Ended November 30,
	2011	2010
Basic weighted-average shares outstanding	47,427,251	46,913,601
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	47,427,251	46,913,601

The Quarter Ended November 30, 2011 Compared to the Quarter Ended November 30, 2010 — Segment results
Exhibition Management
An analysis of operations for our Exhibition Management segment for the three months ended November 30, 2011 and 2010, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2011	2010
	(In thousands except percentages)

Revenue	$6,226	$10,222	(39.1)%
Cost of revenue (exclusive of depreciation and amortization)	4,233	11,045	(61.7)%

Gross profit	1,993	(823)	(342.2)%

Gross profit as a percent of revenue	32.0%	-8.1%

Operating expenses	4,014	5,300	(24.3)%

Loss from operations	(2,021)	(6,123)	(67.0)%

Other expense (income)	12	(12)	(200.0)%

Loss before income tax	(2,033)	(6,111)	(66.7)%

Provision for income taxes	—	529	(100.0)%

Effective tax rate	0.0%	-8.7%

Net loss	(2,033)	(5,582)	(63.6)%
Less: Net loss attributable to non-controlling interest	—	56	(100.0)%

Net loss attributable to the shareholders of Premier	$(2,033)	$(5,526)	(63.2)%

Revenue. During the quarter ended November 30, 2011, total revenue decreased by $4.0 million or 39.1% to $6.2 million compared to the same quarter of last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2011	2010
Exhibition Revenue
Admissions revenue	$4,827	$8,277
Non-refundable license fees for current exhibitions	755	593

Total Exibition revenue	5,582	8,870
Merchandise and Other	644	1,352

Total Revenue	$6,226	$10,222

Key Non-financial Measurements
Number of venues presented	18	31
Operating days	1,244	1,613
Attendance (in thousands)	373	973
Average attendance per operating day	304	603
Exhibition revenue decreased by $3.3 million to $5.6 million mainly driven by the decline in the number of venues presented from 31 in the third quarter of fiscal 2011 as compared to 18 in the third quarter of fiscal 2012, as reflected in the following table.

	Three months ended November 30, 2011			Three months ended November 30, 2010
	Stationary	Touring	Total	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	4	7	3	17	20

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	2	7	9	1	9	10

“Dialog in the Dark”	2	—	2	1	—	1

Total Venues Presented	7	11	18	5	26	31

This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. With fewer exhibitions presented the Company experienced a 61.7% decline in attendance from 972,803 in the third quarter of fiscal 2011 to 372,683 in the third quarter of fiscal 2012. Revenue from self-run exhibitions was 80.3% of revenue for the three months ended November 30, 2011, compared to 91.8% of revenue for the three months ended November 30, 2010. Revenue from self-run exhibits was comprised of 100% stationary exhibits in the third quarter of fiscal 2012, as compared to 52.3% stationary exhibits and 47.7% touring exhibits for the third quarter of fiscal 2011.
Merchandise and other revenue declined by $0.7 million or 52.4% for the three months ended November 30, 2011, reflecting the decline in the number of venues presented and lower attendance as compared to the same period of prior year.

Cost of Revenue. During the quarter ended November 30, 2011, Exhibition Management cost of revenue decreased by $6.8 million or 61.7% to $4.2 million compared to the same quarter of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010

Exhibition costs

Production	$486	$2,036	(76.1)%
Operating Expenses	2,424	4,775	(49.2)%
Marketing	1,054	3,864	(72.7)%

	3,964	10,675	(62.9)%

Exhibition expense as percent of exhibition revenue	71.0%	120.3%

Cost of merchandise	269	370	(27.3)%
Cost of merchandise as percent of merchandise revenue	41.8%	27.4%

Total	$4,233	$11,045	(61.7)%

Cost of revenue as a percent of total revenue	68.0%	108.1%

Our exhibition costs of $4.0 million decreased 62.9%, or $6.7 million, compared to the same quarter of last year, due to the closure of certain of the Company’s touring Bodies self-run exhibitions. As these exhibitions were closed, costs that the Company bore for production, marketing and operating expenses were significantly reduced. Also contributing to the decline in exhibition expense was aggressive cost containment strategy for our remaining self-run exhibitions. Production costs for the Exhibition Management segment included $275 thousand and $376 thousand in royalty fees paid to the RMS Titanic segment for the use of Titanic artifacts in its exhibitions for the three months ended November 30, 2011 and 2010, respectively.
Cost of merchandise as a percent of merchandise revenue increased from 27.4% in the third quarter of fiscal 2011 to 41.8% in the third quarter of fiscal 2012 primarily due to the $0.7 million decline in merchandise sales, which was driven by fewer exhibitions and correspondingly lower attendance.
Gross profit. During the quarter ended November 30, 2011, our total gross profit increased by $2.8 million, comprised of an increase in exhibition gross profit of $3.4 million, partially offset by a decline in merchandise gross profit of $0.7 million.
Operating Expenses. Overall operating expense decreased by $1.3 million driven by lower general and administrative expenses of $1.0 million and a decline in amortization and depreciation expense of $0.3 million.
Our general and administrative expenses decreased by $1.0 million to $3.1 million in the third quarter of fiscal 2012, compared to the same period of fiscal 2011. This decrease was due to a $0.4  million decline in compensation and benefits expense due to the reduction of administrative personnel required to support fewer exhibitions. In addition, accounting and other professional fees declined by $0.5 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have also taken measures to reduce our need for external consultants and other professionals.
Our depreciation and amortization expense in the third quarter of fiscal 2012 decreased $0.3 million to $0.9 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Loss from operations. Our loss from operations decreased by $4.1 million to $2.0 million in the third quarter of fiscal 2012 as compared to $6.1 million for the third quarter of fiscal 2011. The decline in loss from operations was mainly due to a $2.8 million increase in gross profit and lower general and administrative expenses of $1.0 million.

Provision for income taxes. We recorded no provision for income taxes for the three months ended November 30, 2011 versus a tax benefit of $529 thousand for the same period in the prior year. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The prior year tax benefit resulted from the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return.
Net loss. We realized a net loss of $2.0 million for the third quarter of fiscal 2012 as compared to a net loss of $6.1 million for the same period last year, primarily due to the decrease in our loss from operations of $4.1 million as outlined above.
Net loss attributable to non-controlling interest. The consolidated joint venture had no activity during the third quarter of fiscal 2012, as its License Agreement with Playboy was terminated during the second quarter of fiscal 2012 and no new business ventures have been commenced. The consolidated joint venture had a loss of $56 thousand for the three months ended November 30, 2010 related to expenses incurred in the development of the Playboy exhibit.
RMS Titanic
An analysis of operations for our RMS Titanic segment for the three months ended November 30, 2011 and 2010, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2011	2010
	(In thousands except percentages)

Revenue	$275	$376	(26.9)%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	275	376	(26.9)%

Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	430	527	(18.4)%

Loss from operations	(155)	(151)	2.6%

Other income	—	—	—%

Loss before income tax	(155)	(151)	2.6%

Revenue. During the quarter ended November 30, 2011, total revenue decreased by $101 thousand or 26.9% to $275 thousand compared to the same quarter of last year, due to the decrease in revenues from Titanic exhibitions. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic exhibitions. As Titanic exhibition revenues decreased from $3.7 to $2.8 million, royalty revenue decreased accordingly.
Gross Profit. Gross profits decreased by 26.9% based on the change in revenue discussed above.
Operating Expenses. Operating expenses for the three months ended November 30, 2011 decreased by $97 thousand due to lower costs for certain accounting, executive, legal, conservation and other administrative items. As such, the amounts allocated to RMS Titanic were lower.
Loss from operations. Loss from operations increased by $4 thousand or 2.6% due to lower revenue of $101 thousand, as exhibition revenue generated from Titanic exhibitions decreased by $0.9 million, as discussed above.

The Nine Months Ended November 30, 2011 Compared to the Nine Months Ended November 30, 2010 — Consolidated results
An analysis of our condensed consolidated statements of operations for the nine months ended November 30, 2011 and 2010, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010
	(In thousands except percentages and per share data)

Revenue	$24,166	$34,993	(30.9)%
Cost of revenue (exclusive of depreciation and amortization)	12,834	25,765	(50.2)%

Gross profit	11,332	9,228	22.8%

Gross profit as a percent of revenue	46.9%	26.4%

Operating expenses	14,412	17,237	(16.4)%

Loss from operations	(3,080)	(8,009)	(61.5)%

Other income	2	30	(93.3)%

Loss before income tax	(3,078)	(7,979)	(61.4)%

Provision for income taxes	(39)	488	(108.0)%

Effective tax rate	1.3%	-6.1%

Net loss	(3,117)	(7,491)	(58.4)%
Less: Net loss attributable to non-controlling interest	239	146	63.7%

Net loss attributable to the shareholders of Premier	$(2,878)	$(7,345)	(60.8)%

Net loss per share:
Basic loss per share	$(0.06)	$(0.16)

Diluted net loss per share	$(0.06)	$(0.16)

Revenue. During the nine months ended November 30, 2011, total revenue decreased by $10.8 million or 30.9% to $24.2 million compared to the same period of last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2011	2010

Exhibition Revenue
Admissions revenue	$19,040	$28,395
Non-refundable license fees for current exhibitions	2,552	3,349

Total Exibition revenue	21,592	31,744
Merchandise and Other	2,574	3,249

Total Revenue	$24,166	$34,993

Key Non-financial Measurements
Number of venues presented	28	39
Operating days	3,368	4,684
Attendance (in thousands)	1,517	2,903
Average attendance per operating day	451	620

Exhibition revenue decreased by $10.2 million or 32.0% to $21.6 million mainly due to the decline in the number of venues presented from 39 presented during the nine months ended November 30, 2010 as compared to 28 presented during the nine months ended November 30, 2011, as reflected in the following table.

	Nine months ended November 30, 2011			Nine months ended November 30, 2010
	Stationary	Touring	Total	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	9	12	3	22	25

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	2	12	14	1	12	13

“Dialog in the Dark”	2	—	2	1	—	1

Total Venues Presented	7	21	28	5	34	39

This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. With fewer exhibitions presented, the Company experienced a corresponding 47.7% decline in attendance from 2,903,151 for the nine months ended November 30, 2010 to 1,517,383 for the nine months ended November 30, 2011. Although revenue from self-run exhibitions was relatively stable at 78.4% for the nine months ended November 30, 2011 and 81.2% for the nine months ended November 30, 2010, the Company’s self-run revenue in the current fiscal year was mainly from stationary rather than touring exhibitions. The Company’s revenue from self-run exhibitions was comprised of 88.6% stationary exhibits and 11.4% of touring exhibits for the nine months ended November 30, 2011, as compared to 49.1% stationary exhibits and 50.9% touring exhibits for the nine months ended November 30, 2010.
Merchandise and other revenue declined by $0.7 million or 20.8% for the nine months ended November 30, 2011, reflecting the decline in the number of venues presented and lower attendance. However, attendance declined by 47.7%, but merchandise and other revenues declined less than half that much, reflecting efforts made to improve the merchandise product mix and higher sales per exhibition customer.
Cost of revenue. During the nine months ended November 30, 2011, total cost of revenue decreased by $12.9 million or 50.2% to $12.8 million compared to the same period of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010

Exhibition costs

Production	$669	$3,396	(80.3)%
Operating Expenses	7,985	12,955	(38.4)%
Marketing	3,277	8,544	(61.6)%

	11,931	24,895	(52.1)%

Exhibition expense as percent of exhibition revenue	55.3%	78.4%

Cost of merchandise	903	870	3.8%
Cost of merchandise as percent of merchandise revenue	35.1%	26.8%

Total	$12,834	$25,765	(50.2)%

Cost of revenue as a percent of total revenue	53.1%	73.6%

Our exhibition costs of $11.9 million decreased 52.1%, or $13.0 million, compared to the same period of the prior year, due to the closure of many of the Company’s touring Bodies self-run exhibitions. As these exhibitions were closed, costs that the Company bore for production, marketing and operating expenses were significantly reduced. Also contributing to the decline in exhibition expense was aggressive cost containment strategy for our remaining self-run exhibitions.

Cost of merchandise as a percent of merchandise revenue increased from 26.8% for the nine months ended November 30, 2010 to 35.1% for the nine months ended November 30, 2011. This increase was primarily due to lower sales of $0.7 million, which was driven by fewer exhibitions and correspondingly lower attendance. In addition, the costs associated with improving our mix of merchandise offered was slightly higher compared to the same period of prior year.
Gross profit. During the nine months ended November 30, 2011, our total gross profit increased by $2.1 million or 22.8%, mainly due to an increase in exhibition gross profit of $2.8 million, partially offset by the decline in merchandise gross profit of $0.7 million. The increase in exhibition gross profit is primarily due to lower exhibition costs of $13.0 million, mainly driven by the closure of many of the Company’s touring Bodies self-run exhibitions in late fiscal 2011 and early fiscal 2012, coupled with the Company’s cost reduction strategy for its remaining self-run exhibitions implemented in late fiscal 2011. By implementing aggressive cost containment efforts we were able to reduce exhibition costs by 52.1%, offsetting the 32.0% decline in exhibition revenue. Merchandise gross profit declined mainly due to lower merchandise sales revenue.
Operating expenses. Overall operating expenses decreased by $2.8 million, primarily due to the decline in general and administrative expenses of $3.2 million and lower depreciation and amortization expense of $778 thousand. This decline was partially offset by the impact of the termination of our License Agreement with Playboy of $358 thousand and the impact of settlement of litigation of $783 thousand.
Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest, as discussed below, and therefore the net impact of the impairment to Premier is $161 thousand.
Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.
Offsetting the impairment and litigation expense, our general and administrative expenses decreased by $3.2 million to $10.3 million for the nine months ended November 30, 2011, compared to the same period of fiscal 2011. This decrease was primarily due to $0.9 million of lower compensation and benefits expense due to the reduction in administrative personnel required to support fewer exhibitions. The Company also reduced its travel costs by $0.4 million and reduced its office expenses by $0.3 million as part of an overall effort to reduce expenses. In addition, accounting and other professional fees declined by $1.7 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have also taken measures to reduce our need for external consultants and other professionals.
Our depreciation and amortization expenses for the nine months ended November 30, 2011 decreased $778 thousand to $2.9 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Loss from operations. Our loss from operations declined by $4.9 million to $3.1 million for the nine months ended November 30, 2011 as compared to a loss of $8.0 million for the nine months ended November 30 2010. This decline was mainly due to higher gross profit of $2.1 million, lower general and administrative expenses of $3.2 million and lower depreciation and amortization expense of $0.8 million, which more than offset the one-time impairment charge of $0.4 million and litigation settlement expense of $0.8 million.
Provision for income taxes. Our provision for income tax expense for the nine months ended November 30, 2011 was $39 thousand versus a tax benefit of $488 thousand for the same period in the prior year. The provision for income taxes for the nine months ended November 30, 2011 mainly related to foreign tax expense for our London Titanic exhibition. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The benefit for income taxes for the nine months ended November 30, 2010 was primarily due to the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return, partially offset by taxes in states where we do not have the benefit of net operating loss carry forwards.

Net loss. We realized a net loss of $3.2 million for the nine months ended November 30, 2011 as compared to a net loss of $7.5 million for the same period of the prior year. The decline in net loss of $4.4 million was primarily due to the decline in loss from operations of $4.9 million, as outlined above.
Net loss attributable to non-controlling interest. The consolidated joint venture generated a loss of $239 thousand for the nine months ended November 30, 2011 as compared to a loss of $146 thousand for the same period last year. The increase in the loss of $93 thousand is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012. The impairment was partially offset by $103 thousand of lower amortization expense of the Playboy license fee advances, as certain of them were fully amortized during fiscal 2011, and the licenses were impaired when the contract was terminated in the second quarter of fiscal 2012.
Loss per share. Basic and diluted loss per common share for the nine months ended November 30, 2011 and November, 2010 was $(0.06) and $(0.16), respectively. The basic and fully diluted weighted average shares outstanding for the nine months ended November 30, 2011 and 2010 were as follows:

	Nine Months Ended November 30,
	2011	2010
Basic weighted-average shares outstanding	47,362,196	46,873,879
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	47,362,196	46,873,879

The Nine Months Ended November 30, 2011 Compared to the Nine Months Ended November 30, 2010 — Segment results
Exhibition Management
An analysis of operations for our Exhibition Management segment for the nine months ended November 30, 2011 and 2010, with percent changes, follows:

	Nine Months Ended November 30,		%
	2011	2010	Change
	(In thousands except percentages)

Revenue	$24,166	$34,993	(30.9)%
Cost of revenue (exclusive of depreciation and amortization)	13,895	26,874	(48.3)%

Gross profit	10,271	8,119	26.5%

Gross profit as a percent of revenue	42.5%	23.2%

Operating expenses	13,196	16,066	(17.9)%

Loss from operations	(2,925)	(7,947)	(63.2)%

Other income	(2)	(30)	(93.3)%

Loss before income tax	(2,923)	(7,917)	(63.1)%

Provision for income taxes	39	(488)	(108.0)%

Effective tax rate	-1.3%	6.2%

Net loss	(2,962)	(7,429)	(60.1)%
Less: Net loss attributable to non-controlling interest	239	146	63.7%

Net loss attributable to the shareholders of Premier	$(2,723)	$(7,283)	(62.6)%

Revenue. During the nine months ended ended November 30, 2011, total revenue decreased by $10.8 million or 30.9% to $24.2 million compared to the same period of last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2011	2010
Exhibition Revenue
Admissions revenue	$19,040	$28,395
Non-refundable license fees for current exhibitions	2,552	3,349

Total Exibition revenue	21,592	31,744
Merchandise and Other	2,574	3,249

Total Revenue	$24,166	$34,993

Key Non-financial Measurements
Number of venues presented	28	39
Operating days	3,368	4,684
Attendance (in thousands)	1,517	2,903
Average attendance per operating day	451	620
Exhibition revenue decreased by $10.2 million or 32.0% to $21.6 million mainly due to the decline in the number of venues presented from 39 presented during the nine months ended November 30, 2010 as compared to 28 presented during the nine months ended November 30, 2011, as reflected in the following table.

	Nine months ended November 30, 2011			Nine months ended November 30, 2010
	Stationary	Touring	Total	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	9	12	3	22	25

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	2	12	14	1	12	13

“Dialog in the Dark”	2	—	2	1	—	1

Total Venues Presented	7	21	28	5	34	39

This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. With fewer exhibitions presented, the Company experienced a corresponding 47.7% decline in attendance from 2,903,151 for the nine months ended November 30, 2010 to 1,517,383 for the nine months ended November 30, 2011. Although revenue from self-run exhibitions was relatively stable at 78.4% for the nine months ended November 30, 2011 and 81.2% for the nine months ended November 30, 2010, the Company’s self-run revenue in the current fiscal year was mainly from stationary rather than touring exhibitions. The Company’s revenue from self-run exhibitions was comprised of 88.6% stationary exhibits and 11.4% of touring exhibits for the nine months ended November 30, 2011, as compared to 49.1% stationary exhibits and 50.9% touring exhibits for the nine months ended November 30, 2010.
Merchandise and other revenue declined by $0.7 million or 20.8% for the nine months ended November 30, 2011, reflecting the decline in the number of venues presented and lower attendance. However, attendance declined by 47.7%, but merchandise and other revenues declined less than half that much, reflecting efforts made to improve the merchandise product mix and higher sales per exhibition customer.

Cost of Revenue. During the nine months ended November 30, 2011, Exhibition Management cost of revenue decreased by $13.0 million or 48.3% to $13.9 million compared to the same period of last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
			2011
	November 30,	November 30,	vs.
	2011	2010	2010

Exhibition costs

Production	$1,730	$4,505	(61.6)%
Operating Expenses	7,985	12,955	(38.4)%
Marketing	3,277	8,544	(61.6)%

	12,992	26,004	(50.0)%

Exhibition expense as percent of exhibition revenue	60.2%	81.9%

Cost of merchandise	903	870	3.8%
Cost of merchandise as percent of merchandise revenue	35.1%	26.8%

Total	$13,895	$26,874	(48.3)%

Cost of revenue as a percent of total revenue	57.5%	76.8%

Our exhibition costs of $13.0 million decreased 50.0%, or $13.0 million, compared to the same period of the prior year, due to the closure of many of the Company’s touring Bodies self-run exhibitions. As these exhibitions were closed, costs that the Company bore for production, marketing and operating expenses were significantly reduced. Also contributing to the decline in exhibition expense was aggressive cost containment strategy for our remaining self-run exhibitions. Production costs for the Exhibition Management segment included $1.1 million in royalty fees paid to the RMS Titanic segment for the use of Titanic artifacts in its exhibitions for both the nine months ended November 30, 2011 and 2010.
Cost of merchandise as a percent of merchandise revenue increased from 26.8% for the nine months ended November 30, 2010 to 35.1% for the nine months ended November 30, 2011. This increase was primarily due to lower sales of $0.7 million, which was driven by fewer exhibitions and correspondingly lower attendance. In addition, the costs associated with improving our mix of merchandise offered was slightly higher compared to the same period of prior year.
Gross Profit. During the nine months ended November 30, 2011, our total gross profit increased by $2.2 million or 26.5%, mainly due to an increase in exhibition gross profit of $2.9 million, partially offset by the decline in merchandise gross profit of $0.7 million. The increase in exhibition gross profit is primarily due to lower exhibition costs of $13.0 million, mainly driven by the closure of many of the Company’s touring Bodies self-run exhibitions in late fiscal 2011 and early fiscal 2012, coupled with the Company’s cost reduction strategy for its remaining self-run exhibitions implemented in late fiscal 2011. By implementing aggressive cost containment efforts we were able to reduce exhibition costs by 50.0%, offsetting the 30.9% decline in exhibition revenue. Merchandise gross profit declined mainly due to lower merchandise sales revenue.
Operating Expenses. Overall operating expenses decreased by $2.9 million, primarily due to the decline in general and administrative expenses of $3.1 million and lower depreciation and amortization expense of $911 thousand. This decline was partially offset by the impact of the termination of our License Agreement with Playboy of $358 thousand and the impact of settlement of litigation of $783 thousand.
Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest, as discussed below, and therefore the net impact of the impairment to Premier is $161 thousand.
Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Offsetting the impairment and litigation expense, our general and administrative expenses decreased by $3.1 million to $9.3 million for the nine months ended November 30, 2011, compared to the same period of fiscal 2011. This decrease was primarily due to $0.8 million of lower compensation and benefits expense due to the reduction in administrative personnel required to support fewer exhibitions. The Company also reduced its travel costs by $0.4 million and reduced its office expenses by $0.3 million as part of an overall effort to reduce expenses. In addition, accounting and other professional fees declined by $1.6 million, as the Company’s status as a smaller reporting company has reduced certain accounting requirements and we have reduced our need for external consultants and other professionals.
Our depreciation and amortization expenses for the nine months ended November 30, 2011 decreased $911 thousand to $2.8 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.
Loss from operations. Our loss from operations declined by $5.0 million to $2.9 million for the nine months ended November 30, 2011 as compared to a loss of $7.9 million for the nine months ended November 30 2010. This decline was mainly due higher gross profit of $2.2 million, lower general and administrative expenses of $3.1 million and lower depreciation and amortization expense of $0.9 million, which more than offset the one-time impairment charge of $0.4 million and litigation settlement expense of $0.8 million.
Provision for income taxes. Our provision for income tax expense for the nine months ended November 30, 2011 was $39 thousand versus a tax benefit of $488 thousand for the same period in the prior year. The provision for income taxes for the nine months ended November 30, 2011 mainly related to foreign tax expense for our London Titanic exhibition. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The benefit for income taxes for the nine months ended November 30, 2010 was primarily due to the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return, partially offset by taxes in states where we do not have the benefit of net operating loss carry forwards.
Net loss. We realized a net loss of $3.0 million for the nine months ended November 30, 2011 as compared to a net loss of $7.4 million for the same period of the prior year. The decline in net loss of $4.5 million was primarily due to the decline in loss from operations of $5.0 million, as outlined above. This decline in loss was partially offset by the increase in income tax expense of $527 thousand.
Net loss attributable to non-controlling interest. The consolidated joint venture generated a loss of $239 thousand for the nine months ended November 30, 2011 as compared to a loss of $146 thousand for the same period last year. The increase in the loss of $93 thousand is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012. The impairment was partially offset by $103 thousand of lower amortization expense of the Playboy license fee advances, as certain of them were fully amortized during fiscal 2011, and the licenses were impaired when the contract was terminated in the second quarter of fiscal 2012.

RMS Titanic
An analysis of operations for our RMS Titanic segment for the nine months ended November 30, 2011 and 2010, with percent changes, follows:

	Nine Months Ended November 30,		%
	2011	2010	Change
	(In thousands except percentages)

Revenue	$1,061	$1,109	(4.3)%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,061	1,109	(4.3)%

Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	1,216	1,171	3.8%

Loss from operations	(155)	(62)	150.0%

Other income	—	—	—%

Loss before income tax	(155)	(62)	150.0%

Revenue. During the nine months ended November 30, 2011, total revenue decreased slightly by $48 thousand or 4.3% to $1.1 million compared to the same quarter of last year, due to the decrease in revenues from Titanic exhibitions. Under an intercompany agreement, a royalty fee is charged to Exhibition Management by RMS Titanic for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic exhibitions. As Titanic exhibition revenues decreased from $11.1 to $10.6 million, royalty revenue decreased accordingly.
Gross Profit. Gross profit decreased slightly by 4.3% based on the decrease in revenue discussed above.
Operating Expenses. Operating expenses for the nine months ended November 30, 2011 increased by $45 thousand, mainly due to depreciation on assets generated from the 2010 expedition, which were not depreciated in the same period of the prior year.
Loss from operations. Loss from operations increased by $93 thousand or 150.0% due to lower revenue of $48 thousand, as exhibition revenue generated from Titanic exhibitions decreased by $0.5 million, as discussed above.
Liquidity and Capital Resources
The following tables reflect selected information about our cash flows during the nine months ended November 30, 2011 and 2010 and selected balance sheet data as of November 30, 2011 and February 28, 2011 (in thousands):
Liquidity

	Nine Months Ended November 30,
	2011	2010

Net cash provided by (used in) operating activities	$599	$(898)
Net cash used in investing activities	(1,114)	(2,912)
Net cash used in financing activities	(153)	(19)
Effects of exchange rate changes on cash and cash equivalents	(20)	(181)

Net decrease in cash and cash equivalents	$(688)	$(4,010)

Selected balance sheet data:

	As of
	November 30,	February 28,
	2011	2011

Cash and cash equivalents	$3,076	$3,764
Certificates of deposit and other investments	806	807
Working capital	(280)	1,171
Total assets	28,628	31,581
Total shareholders’ equity	17,266	19,631
Operating Activities.
For the nine months ended November 30, 2011, cash provided by operations was $0.6 million, compared to cash used in operations of $0.9 million for the nine months ended November 30, 2010.
The following table sets forth our working capital (current assets less current liabilities) balances and our current ratio (current assets/current liabilities) at November 30, 2011 and February 28, 2011.

	As of
	November 30, 2011	February 28, 2011
Working capital (in thousands)	(280)	1,171
Current ratio	0.96	1.14
The Company believes that the decline in working capital is temporary and is taking steps to improve working capital. If we determine that working capital is necessary the Company has available financing through a purchase agreement with Lincoln Park Capital discussed below under “Capital Resources”.
Investing Activities. Cash used in investing activities was ($1.1) million for the nine months ended November 30, 2011 compared to ($2.9) million for the nine months ended November 30, 2010. Of the cash used by investing activities, $1.0 million and $1.6 million for the nine months ended November 30, 2011 and 2010, respectively, was used to purchase property and equipment. In addition, for the nine months ended November 30, 2011 and 2010, the Company expended $262 thousand and $3.9 million, respectively, for its Titanic expedition. An additional $300 thousand was used during the nine months ended November 30, 2010 for the purchase of exhibition licenses. This cash outflow was partially offset by cash provided by the non-controlling interest in the Company’s consolidated joint venture of $77 thousand and $379 thousand for the nine months ended November 30, 2011 and 2010, respectively. In addition, the Company received $2.6 million in cash inflows through the redemption of certificates deposit during the nine months ended November 30, 2010.
Financing Activities. Cash used in financing activities was ($153) thousand for the nine months ended November 30, 2011 compared to ($19) thousand for the nine months ended November 30, 2010. Of the cash used in financing activities, $161 thousand reflects payments made on the Company’s notes payable related to the purchase of the assets of the Orlando, Florida Titanic-themed exhibition during the nine months ended November 30, 2011. For the nine months ended November 30, 2010, the Company expended $136 thousand to purchase treasury stock. Partially offsetting these cash outflows were $8 thousand and $117 thousand in proceeds from stock option exercises for the nine months ended November 30, 2011 and 2010, respectively.
Capital Resources
Purchase and Registration Rights Agreements
On October 31, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).

The LPC Purchase Agreement and Registration Rights Agreement were entered into following the termination by mutual agreement of previous purchase agreements and registration rights agreements dated May 20, 2011 and October 19, 2011, which provided for a substantially similar financing transaction between the Company and LPC. The October 19, 2011 agreements were terminated in order to enable the parties to reduce the maximum number of shares of the Company’s common stock issuable in connection with the proposed financing transaction. The October 19, 2011 agreements replaced a previous purchase agreement and registration rights agreement dated May 20, 2011. The previous agreements were terminated by mutual agreement of the Company and LPC in order to eliminate the ability of the Company to sell Initial Purchase Shares of $1.25 million to LPC on the commencement of the Agreement, and to eliminate warrants that may have been issued under the original agreements if the Company had elected to sell the Initial Purchase Shares.
The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement.
In consideration for entering into the purchase agreement between the Company and LPC dated May 20, 2011, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee. Under the October 30, 2011 Purchase Agreement, the Company is also required to issue up to 149,165 shares of common stock as additional commitment shares on a pro rata basis as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.
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
The Company has not exercised its rights under the LPC Purchase Agreement as of the date of this filing.
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

Contractual Obligations
During the nine months ended November 30, 2011, there have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2011 other than the changes noted below.
Lease Agreement for Warehouse Space for Artifacts and Other Exhibitry
The Company’s lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expired December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,536 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. Minimum annual rent for the first three years is $158 thousand, payable in equal monthly installments, and $167 thousand a year thereafter.
First Amendment to Lease Agreement
On September 30, 2011, the Company entered into a first amendment to the lease for its exhibition space in Atlantic Town Center in Atlanta, Georgia. This space is used for our “Bodies...The Exhibition” and “Dialog in the Dark” exhibitions. The lease term is for an additional 16 months, with a two year extension option, and expires January 31, 2013. The minimum annual rent for fiscal 2012 and fiscal 2013 is $214 thousand and $470 thousand, respectively.
Seventh Amendment to Lease Agreement
Subsequent to the quarter ended November 30, 2011, the Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months. Minimum annual rent for the remainder of fiscal 2012, and for fiscal 2013 and 2014 is $38 thousand, $227 thousand and $196 thousand, respectively.
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
Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)
In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an effect on the Company’s financial position or results of operations, but will only impact how reclassifications of items out of OCI is presented in the financial statements.

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
Item 1. Legal Proceedings.
During the nine months ended November 30, 2011, there were no material changes to the legal proceedings discussion in our Annual Report on Form 10-K for the year ended February 28, 2011 other than the changes noted below.
Sports Immortals, Inc.
On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Condensed Consolidated Statements of Operations. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Condensed Consolidated Statements of Operations for the nine months ended November 30, 2011. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Serge Grimaux
In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been paid and the remainder of which is subject to collection.
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

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011.

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

Item 1A. Risk Factors.
For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2011. During the nine months ended November 30, 2011, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.
The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.
In connection with entering into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), we authorized the issuance to LPC of up to 5,298,330 shares of our common stock and filed a registration statement allowing the resale of those shares. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares the Company sells to LPC under the agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. All shares sold by the Company to LPC are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion but no sales may occur if the price of our common stock is below $1.00 and therefore, LPC may ultimately purchase all, some or none of the 5,298,330 shares of common stock. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.
We have recently made changes to key management positions and our failure to successfully adapt to changes in key management, and/or our inability to fill other vacant key positions, may adversely affect our business.
Our Board of Directors has recently appointed a new Interim President and Chief Executive Officer, added the title of Chief Operating Officer to our Chief Financial Officer, and moved our former Chief Executive Officer to the position of President of RMST. These changes in key management and the potential for additional appointments could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. In addition, the search for a permanent President and Chief Executive Officer could create additional uncertainty. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.
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

We have recently announced our intent to pursue a sale of the artifacts by auction or privately negotiated sale and our entry into a consignment agreement with Guernsey’s auction house to pursue a sale. Our ability or inability to successfully complete a sale of the artifacts may affect our results of operations and financial condition. The sale process will also consume significant management time and Company resources, which may impact our operations.
If we do not successfully complete a sale of the artifacts, or cannot complete a sale on terms favorable to the Company, we could be less able to put the artifacts to good and profitable use in the future, particularly in light of the uncertainty created by the sale process. In addition, our stock price may be negatively impacted if we are unable to sell the assets on favorable terms, which may reduce our ability to raise capital that may be necessary to fund ongoing operations. Both of these factors could affect our results of operations and financial condition.
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
We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2011, we incurred a net loss of $12.5 million and our cash balance was approximately $3.8 million as of February 28, 2011. As of November 30, 2011, our cash balance was approximately $3.1 million. We currently do not have access to a revolving credit facility, but do have access to an equity line with Lincoln Park Capital. We have previously announced efforts to significantly reduce General and Administrative expense and to eliminate unprofitable touring capacity in the Bodies business. However, there can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing, which might not be available to us or might only be available to us on terms that are not favorable. If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations as they are currently anticipated or we may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar
			(or units) purchased as	value) of shares (or
	Total number of		part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
	purchased	per share (or unit)	programs(1)	plans or programs (1)
Period	(a)	(b)	(c)	(d)
July 1, 2010 through July 31, 2010	14,367	$1.18	14,367	—
August 1, 2010 through August 31, 2010	100,714	$1.15	100,714	—

Total	115,081		115,081	—

(1)	On July 29, 2010, the Company announced a share repurchase program, pursuant to which up to 1 million shares of common stock could be repurchased. This program expired on July 28, 2011.
Item 6. Exhibits.
See Index to Exhibits on page 57 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.
Dated: January 17, 2012	By:	/s/ Samuel S. Weiser
Samuel S. Weiser,
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated: January 17, 2012	By:	/s/ Michael J. Little
Michael J. Little,
Senior Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.1	Asset Purchase Agreement between Premier Exhibitions, Inc.,		8-K	10.1	10/20/2011
	Worldwide Licensing & Merchandising, Inc. and G. Michael Harris, dated October 17, 2011

10.2	Assignment of and Second Amendment to Lease between Premier		8-K	10.2	10/20/2011
	Exhibtion, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc., dated October 17, 2011

10.3	Purchase Agreement dated October 19, 2011, by and between		8-K	10.1	10/21/2011
	Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC

10.4	Registration Rights Agreement dated October 19, 2011 by and		8-K	10.2	10/21/2011
	between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC

10.5	Purchase Agreement dated October 31, 2011, by and between		8-K	10.1	11/4/2011
	Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC

10.6	Registration Rights Agreement dated October 31, 2011 by and		8-K	10.2	11/4/2011
	between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC

10.7#	First Amendment to Employment Agreement, dated November 28,		8-K	10.1	11/30/2011
	2011, by and between the Company and Christoper J. Davino***

10.8	Industrial Lease Agreement, dated October 12, 2011, by and		8-K	10.3	12/9/2011
	between Premier Exhibitions, Inc. and Selig Enterprises, Inc.***

10.9	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc., and Guernsey’s, a Division of Barlan Enterprises, dated December 20, 2011		8-K	10.1	12/23/2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and	X
	Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President,	X
	Chief Financial Officer, and Chief Operating Officer

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

***	Premier Exhibitions, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit.

#	Management contract or compensatory plan or arrangement.

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flow for the nine months ended November 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.