Form 10-K
period 2012-02-29
PREMIER EXHIBITIONS, INC.
filed 2012-05-24
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 31, 2011 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $42,005,853 based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2011. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of May 11, 2012, was 47,955,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2012 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the R.M.S. Titanic and its surrounding oceanic areas. In May of 1993, RMS Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions, which function as separate divisions of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I AM” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Overview

Premier Exhibitions, Inc. and subsidiaries is in the business of presenting to the public museum-quality touring exhibitions around the world. Since the Company’s establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales. As of February 29, 2012, we are configured to present three different types of exhibitions, as reflected in the following table:

	Year Ended February 29, 2012
	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	4	7
“Titanic: The Artifact Exhibiton” and “Titanic: The Experience	2	6	8
“Dialog in the Dark”	2	—	2

Total Exhibitions	7	10	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia. In fiscal 2012, we opened a new stationary “Dialog in the Dark” exhibit in New York City on August 20, 2011 and acquired a new exhibit known as “Titanic: The Experience” in Orlando, Florida on October 17, 2011.

In addition to developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.

We first became known for our Titanic exhibitions which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 29, 2012 we had the ability to present 8 concurrent Titanic exhibitions.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 29, 2012 we had the ability to present 7 concurrent human anatomy exhibitions of which 2 sets are being used by S2BN under a Co-promotion agreement.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. As of February 29, 2012 we had the ability to present two “Dialog in the Dark” exhibitions.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Management created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management began to strategize on ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach and to capitalize on the 100 year anniversary of the maiden voyage and sinking of the Titanic in 2012.

In an effort to further stabilize the Company and grow, management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operating these exhibitions without museums or third party promoters. Management initially believed that self-operated exhibitions would be more advantageous as it would allow us to maintain more control of the exhibitions and would also allow us to retain 100 percent of the profit from the exhibitions, as opposed to sharing that profit with a museum or promoter. Based on this strategy, the Company increased its self-operated exhibitions in fiscal 2010 and continued that expansion into the year ended February 28, 2011 (“fiscal 2011”). However, the Company experienced lower than anticipated attendance at its self-operated touring Bodies exhibitions in fiscal 2011. As the sole operator of the self-operated exhibitions, the Company had to bear the full cost of the exhibits, lowering gross margins and profits in fiscal 2011.

At the end of the third quarter of fiscal 2011, 11 of our 14 Bodies shows toured in largely self-operated, temporary exhibits at non-branded venues. Specimens used in these exhibits were leased or licensed and were made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management determined the best option was to return the specimens to their owner, as the license agreements ended, and cease operating these exhibits. Based on this analysis and the impact that self-operated Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to exit the self-operated Bodies exhibitions business. Going forward, the Company will focus on touring Bodies, as well as the Titanic exhibitions and new content, primarily with promoters and museums. As a result of returning specimens, the Company has significantly reduced its fixed operating lease costs. The Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses.

The Company invested approximately $5.5 million of capital during fiscal 2011, due to the lack of both historical investment in the core business as well as the scope and breadth of the Company’s initiatives. This capital investment was primarily related to the 2010 expedition to the Titanic wreck site and the revitalization of certain exhibitions.

Strategic Restructuring

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions, which function as separate divisions of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On November 30, 2011, the Company announced a change in its management structure due to the realignment of its business. Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino relinquished the title of Chief Executive Officer and President of the Company and was appointed as President of RMST. Effective April 30, 2012, Mr. Davino’s employment as President of RMST ended upon the expiration of the term of his employment agreement. Pursuant to the terms of his employment agreement, Mr. Davino resigned as a director effective that date.

Also effective November 28, 2011, the Board of Directors appointed Samuel Weiser to the position of Interim Chief Executive Officer and President of the Company, to serve until a permanent Chief Executive Officer is identified. Mr. Weiser is also a director of the Company. Michael Little was also appointed on that date to the position of Chief Operating Officer, in addition to his position as Chief Financial Officer.

Sale of Titanic Artifacts

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. The artifacts—coupled with the work product, intellectual property and certain undertakings of the Company including the costs of salvage, lab operations and exhibition rights—were appraised in 2007 at a total value of approximately $189 million. The appraised value of $189 million has not been updated in the last several years and does not include the intellectual property acquired from the 2010 expedition. In addition, this appraisal does not ascribe any value to the Company’s salvor-in-possession rights and does not consider the court ordered covenants and conditions to a sale. These assets are reflected in the Consolidated Balance Sheet dated February 29, 2012, at a book value of $7.5 million.

The formal auction process ended on April 10, 2012, and the Company announced that it was in discussions with multiple parties for the potential purchase of its Titanic artifacts collection and would conduct these negotiations and due diligence in confidence. Consequently, the Company indicated it would provide an additional update to shareholders as soon as practical and the press conference originally scheduled for April 11, 2012, was postponed accordingly.

AEI Transaction

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I AM” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, www.bodiesrevealed.com, www.dialogtickets.com, www.dialognyc.com, www.thetitanicstore.com, www.artsandexhibitions.com, www.cleopatraexhibit.com, www.Kingtut.org, www.PiratesExhibition.com, and Kingtuthotels.com. Information on Premier’s websites is not part of this report.

Exhibitions

“Titanic: The Artifact Exhibition”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 22 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, Singapore and Australia. During fiscal 2012, we presented 8 separate Titanic exhibitions at 15 venues.

“Titanic: The Experience”

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida. The Company has supplemented the current exhibition with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition, discussed more fully below, such as 3D video exhibitry. In addition, this exhibition has increased the Company’s penetration into the Orlando market for merchandise sales.

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

2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as salvor-in-possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute. Never before had all of these entities partnered to work together on one project. While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the video footage, still imagery, data, maps and other assets generated from the expedition.

While the general purpose of the expedition was to collect and interpret archeological and scientific data utilizing state-of-the-art high definition 2D and 3D cameras and sonar scanning equipment, the Company also planned and executed the expedition in order to create digital assets for commercial purposes, including a 2D documentary that was aired by a major cable network in April 2012, a separate HD3D film featuring a tour of the bow and stern sections of the ship that is now being distributed, and assets to be utilized in enhancing the Titanic exhibitions, as well as other applications. The collected data will also provide the basis for an archaeological site plan, and ultimately a long-term management plan for the Titanic wreck site, and will also be incorporated into “The Titanic Mapping Project,” the Company’s ongoing mapping initiative that reflects and depicts the connectivity between (i) images of artifacts previously recovered, (ii) ship components as situated in the existing debris field, and (iii) where those ship components were located on the ship in its original condition. The Company believes that The Titanic Mapping Project will be a desired resource for the scientific and academic community, and will also have commercial value and appeal to the general public.We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

	February 29, 2012	February 28, 2011
3D film	$1,817	$1,719
3D exhibitry	857	759
2D documentary	631	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	158	53

Expedition costs capitalized, net	$4,175	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $105 thousand and $53 thousand for fiscal year 2012 and 2011, respectively.

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

Costs associated with the production of the 2D and 3D films and the development of 3D exhibitry were capitalized in accordance with ASC 926 “Entertainment – Films” (“ASC-926”), as they meet the definition of film costs. ASC 926-20 defines films costs as all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest in accordance with ASC 926.

Costs incurred to charter the ship, ready it for the excursion, lease the requisite equipment, and hire the necessary expertise in the form of consultants and temporary labor were all required in order to prepare for and carry out the expedition and to create the film assets. Included in these costs is $2.0 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.

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

The amortization period for the 3D film will be determined in accordance with the “Individual-Film-Forecast-Computation Method” as described in ASC 926. We will amortize film costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company has estimated ultimate revenue for the 3D film, as defined by ASC 926, and the amortization period will be less than 10 years following the date of the film’s initial release or delivery of the first episode, if applicable. We will begin amortizing the film cost in fiscal year 2013.

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. As the Company has entered into an agreement to produce this film and has received its payments under this agreement, the Company recorded an amortization charge of $175 thousand in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above. No amortization was recorded for the fiscal year ended February 29, 2012, as the Company did not receive any 2D film revenue during the period.

During the fourth quarter of fiscal 2012, the Company licensed the 3D footage from the expedition to produce a 3D television documentary for worldwide distribution and DVD/home video exploitation in exchange for a license fee and a participation in net revenues (after deducting distribution fees and certain other expenses). We have also recently licensed other imagery from the expedition to a major magazine and publishing concern in exchange for license fees and promotional exposure that management believes will significantly benefit the Company. The 3D license fees will be recognized when the footage is used during fiscal 2013.

The costs associated with enhancing the exhibitions with 3D footage and imagery generated from the expedition will be depreciated over a five year useful life using the straight-line method beginning with the date the asset is placed in service, in accordance with the Company’s policy for depreciation of assets used in its exhibits. During the fourth quarter of fiscal 2012, we began to supplement certain of our Titanic exhibitions with the 3D footage and other imagery generated from the expedition.

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

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the Consolidated Balance Sheets.

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

Estimated amortization expense for the 2D film and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$220
2014	167
2015	114
2016	114

Total	$615

The table above does not include $3.6 million in projected amortization and depreciation expense of 3D film, 3D exhibitry, or the gaming application, as the life of these assets has not yet been determined.

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

“Dialog in the Dark”

In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of their vision. As of February 29, 2012 we operated two “Dialog in the Dark” exhibits located in Atlanta, Georgia and New York, New York. Our New York City Dialog exhibition opened on August 20, 2011.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

AEI Exhibitions

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures are under license from Egypt’s Supreme Council of Antiquities and are drawing record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun's tomb, including King Tut's golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut's mummy and what it is telling researchers about his life and death. More than seven million visitors have attended the exhibition to date.

“Cleopatra: The Exhibition”

The world of Cleopatra, lost to the sea and sand for nearly 2,000 years, surfaces in Cleopatra: The Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea. More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts are on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history.

“Real Pirates”

Real Pirates tells the compelling story of the Whydah, the first authenticated pirate shipwreck in U.S. waters, and the stories of the diverse people whose lives converged on the vessel. Sunk in a fierce storm off the coast of Cape Cod, Massachusetts in April 1717, the Whydah was located in 1984 by underwater explorer Barry Clifford, who had been fascinated with finding the ship since tales from his youth. Many before him tried and failed, and only after decades of tireless searching did Clifford discover the wreck site, which he’s still actively excavating today.

The exhibition features more than 200 authentic items recovered from the Whydah – real treasure last touched by real pirates. Ranging from canons and coins and from the massive ship’s bell to personal items that the pirates wore, visitors are given an unprecedented glimpse into unique economic, political and social circumstances of the early 18th-century Caribbean.

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented traveling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today.

Other Exhibitions

On May 20, 2008 the Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. The Company and S2BN Entertainment Corporation (“S2BN”) entered into a joint venture agreement on May 14, 2010 and agreed to jointly develop, design, and produce a Playboy exhibit. S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to the initial exhibit concept. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company was entitled. The unilateral termination right required the Company to pay a $300 thousand termination fee unless the termination right was exercised on or prior to August 31, 2011, in which case the Company was entitled to apply the 2011 license fee advance of $300 thousand to the termination fee that would otherwise be payable.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which resulted in the automatic waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (and accordingly withheld such final license fee installment to cover a portion of those damages sustained by us). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit was fully impaired in the second quarter of fiscal 2012. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Consolidated Statements of Operations for the fiscal year ended February 29, 2012.

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.

Merchandising

We earn revenue from the sale of exclusively sourced merchandise, such as apparel, posters, gifts and Titanic-related jewelry (some of which utilizes coal we have recovered from the shipwreck). In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and visitor exhibition themed photographs, which are sold at our exhibition gift shops. We intend to continue to focus on merchandising activities at all our exhibition locations to increase revenue per attendee and our margins on these sales.

During the second quarter of fiscal 2011, we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet. Also, at the end of the third quarter of fiscal 2012, we re-launched our e-commerce website as www.thetitanicstore.com, which offers Titanic themed merchandise.

Consistent with the Company’s desire to take advantage of additional distribution channels for our merchandise, we entered into agreements with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100th anniversary of the sinking of the Titanic in April 2012. The agreement with the direct response marketer is for the development and promotion, via direct channels of distribution, of Titanic commemorative jewelry and other items. The agreement with the online and television retailer is for the development and promotion of jewelry, housewares, fragrances, and other Titanic-themed merchandise inspired by, or replicated, based on authentic artifacts. This merchandise was launched during a television program aired in April 2012. Additional airings to promote this merchandise are also planned and the merchandise will also be available on the retailer’s website.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 20.7% of our revenues and 24.9% of attendance in fiscal 2012 resulted from exhibition activities outside the U.S, as compared to 15.5% and 43.3% in fiscal 2011. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” in this report for more information.

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

Employees

As of February 29, 2012, we had 55 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good. Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our self run exhibitions. As of February 29, 2012, we employed 146 part-time employees. Contractors are hired on an as needed basis.

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

If we are unable to effectively manage the integration of the Arts and Exhibitions International, LLC properties into our existing operations, it could negatively impact our results of operations and financial condition.

We have recently acquired the assets of Arts and Exhibitions International, LLC, including the touring exhibition properties (“Tutankhamun: The Golden King and the Great Pharaohs”, “Cleopatra: The Search for the Last Queen of Egypt”, “Real Pirates”, and “America I AM”. Due to the nature of the asset purchase transaction, no cash was required to complete the transaction other than transaction costs such as investment banking, legal and accounting fees and the promissory note will be repaid only from revenues derived from the assets. However, integration of these exhibitions into our operations will require significant management attention, and our failure to effectively and efficiently operate these assets could harm our relationships with partners in exhibition community, limit our future opportunities for fee for service arrangements or cause us to incur losses.

Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2012, we incurred a net loss of $5.8 million and our cash balance was approximately $2.3 million as of February 29, 2012. We currently do not have access to a revolving credit facility, but do have access to an equity line with Lincoln Park Capital, LCC (“LPC”). We have significantly reduced General and Administrative expense and eliminated unprofitable touring capacity in the Bodies business. However, there can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing, which might not be available to us or might only be available to us on terms that are not favorable. If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations as they are currently anticipated or we may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.

We have announced our intention to sell the artifacts we have recovered from the Titanic wreck site. We may not be able to maximize the full value associated with title to these artifacts.

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

We have recently announced our intent to pursue a sale of the artifacts by auction or privately negotiated sale and our entry into a consignment agreement with Guernsey’s auction house to pursue a sale. We could fail to sell the artifacts in a timely manner or fail to sell the artifacts at or above their appraised value. Our ability or inability to successfully complete a sale of the artifacts may affect our results of operations and financial condition. The sale process will also consume significant management time and Company resources, which may impact our operations. In addition, the announcement by the Company that the sale process will require more time than was originally anticipated may negatively impact our share price and/or our ability to complete a sale on favorable terms.

If we do not successfully complete a sale of the artifacts, or cannot complete a sale on terms favorable to the Company, we could be less able to put the artifacts to good and profitable use in the future, particularly in light of the uncertainty created by the sale process. In addition, our stock price may be negatively impacted if we are unable to sell the assets on favorable terms, which may reduce our ability to raise capital that may be necessary to fund ongoing operations. If we do sell the artifacts, we might lose the right to exhibit the artifacts or to use the associated intellectual property, which would reduce our revenues. Any of these factors could affect our results of operations and financial condition.

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), we authorized the issuance to LPC of up to 5,298,330 shares of our common stock and filed a registration statement allowing the resale of those shares. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares the Company sells to LPC under the agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. As of May 4, 2012, we have sold 275,000 shares to LPC at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement. All shares sold by the Company to LPC are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion but no sales may occur if the price of our common stock is below $1.00 and therefore, LPC may ultimately purchase all or some portion of the 5,298,330 shares of common stock. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.

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

During fiscal year 2012 our Board of Directors appointed a new Interim President and Chief Executive Officer, added the title of Chief Operating Officer to our Chief Financial Officer, and moved our former Chief Executive Officer to the position of President of RMST. These changes in key management and the potential for additional appointments could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. In addition, the changes in management have resulted in a higher level of overall compensation for the executive team. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.

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

The stock market has recently experienced, and may experience in the future, extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. Such changes may occur without regard to the operating performance of these companies. In addition, the uncertainty related to our efforts to monetize the Titanic artifact collection has and may continue to add to this price volatility. These fluctuations, both those related to our company and those related to factors that have little to nothing to do with our Company, have and could materially reduce our stock price in the future.

Moreover, companies that have had volatile market prices for their securities have been subject to securities class action lawsuits. Any such lawsuit filed against us, regardless of the outcome, could result in substantial legal costs and a diversion of our management’s attention and resources, which in turn could seriously harm our business, results of operations and financial condition.

Our largest shareholder is an equity fund, and the plans of this fund could have an effect on our stock price and could result in changes to the strategic direction of the Company.

The largest shareholder of the Company is Sellers Capital Master Fund, Ltd. (“SCF”) which is controlled by Mark Sellers who is Chairman of the Board of Premier Exhibitions, Inc. and Managing Member of SCF’s general partner. SCF purchased debt that was converted into shares of the Company’s common stock in a financing transaction in fiscal year 2010. In addition, it has acquired common stock through open market purchases.

In June 2010, SCF informed the Company that at the request of the fund’s investors it intended to return all capital to them. On October 7, 2010 Mr. Sellers informed the Company that SCF is no longer marketing its 46 percent ownership stake in Premier, and further that SCF no longer has a specific time frame within which to sell its stake in Premier. Instead, Mr. Sellers indicated that SCF would retain its shares in the Company until such time as it could obtain what he believes to be a better value for the shares. Management does recognize, however, that if a suitable buyer is not identified at the appropriate time, Mr. Sellers may choose to take another course of action, including potentially selling the shares in the open market or in a privately negotiated transaction or distributing the SCF shares to the fund’s limited partners.

The concentration of our equity ownership in an equity fund controlled by a Company director, and the potential that it could sell its blocks of common stock, could have an effect on our stock price and could result in changes to the strategic direction of the Company. In addition, a single purchaser of the SCF block of common stock could also acquire effective control of the Company. Such a shareholder may not agree with the present strategic direction of the board of directors and management, creating uncertainty that the current strategic focus of the Company will continue over the longer term.

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

Our business depends on our ability to develop and execute new exhibitions and to complement for our existing exhibitions. If we are unable to identify new exhibitions or if we do not have sufficient capital to develop new exhibitions, our results of operations and financial condition could be seriously harmed.

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

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. For fiscal 2012 and 2011 we incurred marketing and advertising expenses of $4.4 million and $10.2 million, respectively. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

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

We are dependent upon our ability to locate effective venues for exhibitions, either in museums or in leased exhibition space. If we are unable to lease exhibition venues on acceptable terms or to partner with museums to present our exhibitions, our results of operations could be adversely affected.

We require access to exhibition venues owned or leased by third parties to conduct our stationary exhibitions. Our long-term success depends, in part, on our ability to utilize such venues on commercially reasonable terms. We also present our exhibitions in museums. If we are unable to develop and maintain relationships with museums to present our exhibits, or if demand for our exhibits from the museum community declines, our results of operations and financial condition could be harmed

Our exhibitions are becoming subject to increasing competition that could negatively impact our operating results and financial condition.

Titanic exhibitions. Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we currently encounter competition from other Titanic exhibitions that exhibit replicas of artifacts and memorabilia not obtained directly from the wreck site. In addition, in the future we may encounter competition from other Titanic exhibitions or events, as our Titanic exhibition business continues to change. For example, an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights. The availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights. In addition, the anniversary of the Titanic’s sinking may make it more attractive for competitors to present competing Titanic themed exhibitions or products. Any of these developments could have an adverse impact on our financial performance.

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

During fiscal 2012, we derived approximately $6.6 million or 20.7% of our total revenue from exhibitions located outside of the U.S., which represents 24.9% of our total attendance. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:

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

To meet our business objectives, we must continue to attract and retain skilled technical, operational, managerial and sales and marketing personnel. We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could harm our business revenue. In addition, our recent efforts to reduce headcount and general and administrative expenses may harm our ability to attract or retain the personnel we need.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 10,715 square feet, is used for management, administration and marketing purposes. The Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months.

Warehouse Space for Artifacts and Other Exhibitry

The Company’s lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expired on December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property.

Luxor Hotel and Casino – Las Vegas, Nevada

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

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies..The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies...The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extends the lease term for an additional 16 months, with a two year extension option, and expires January 31, 2013.

Seaport—New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011 the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 29, 2012, the Company was obligated under a lease agreement for one of its touring exhibits.

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

On August 12, 2010, the District Court issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004 (the “Post 1987 Artifacts”). The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court reserved the right to determine whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts.

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts. These covenants and conditions include the following:

•	The approximately 2,000 “1987 Artifacts" and the approximately 3,500 "Post 1987 Artifacts" must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011. An additional $25 thousand was funded during February 2012.

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

In August, 2011, the State Department and NOAA resubmitted the draft legislation to Congress. RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns. RMST intends to propose its own legislation incorporating these textual modifications. RMST plans to support the passage of this revised implementing legislation into law. The Company believes that the passage of this legislation, as modified by RMST, will recognize the Company’s past and future role with regard to the wreck site. The legislation has been sponsored and is now progressing through the legislation process.

Other Litigation

The Company is also from time to time party to collection actions to recover amounts owed by promoters and other parties, particularly international promoters and partners. In RMS Titanic, Inc. v. Citywest Productions and H.S.S. Trading as the Mansfield Group, we sued in Dublin, Ireland to collect approximately $1.3 million owed by a promoter who licensed and presented a Titanic exhibition in Dublin. We were successful in obtaining judgment against the parties for the full amount of the claim. During the proceedings, the defendants went into receivership, which is an insolvency process under the laws of Ireland. This receivable was fully reserved in fiscal year 2011 and written off in fiscal year 2012. Recovery in this case is unlikely.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens, and his company, Plastination Company, Inc. The suit alleges that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims relate to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company has sued for unspecified damages. The case is still in its early stages and recovery is uncertain.

On February 24, 2012, the Company filed suit against Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleges that Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Geller, the Company’s former CEO, is alleged to have tortuously interfered with the Company’s contractual rights in connection with the European exhibitions. Geller has been served with the complaint and has filed an Answer to the claims against him. Service of the Complaint upon Hoffen and Sui has not yet been accomplished. Discovery against Geller is underway. It is premature to assess the likelihood of success or the amount of any potential recovery at this time.

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

Settled Litigation

Sports Immortals, Inc.

On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Consolidated Statements of Operations. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Consolidated Statements of Operations for the year ended February 29, 2012. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Consolidated Balance Sheets at February 29, 2012.

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

Revenue Examinations

As of February 29, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of February 29, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. The IRS examination was finalized in April 2012 in accordance with the tentative settlement. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)
Samuel S. Weiser	52	Interim President and Chief Executive Officer, Director
Michael J. Little	45	Chief Financial Officer and Chief Operating Officer
Robert A. Brandon	61	General Counsel, Senior Vice President of Business Affairs and Secretary

Samuel S. Weiser, Interim President, Chief Executive Officer and Director

Mr. Weiser has served as our Interim President and Chief Executive Officer since November 28, 2011 and served as our Interim Chief Financial Officer from May 19, 2011 until June 27, 2011. Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer. Mr. Weiser served as the Chief Operating Officer of Sellers Capital LLC, an investment management firm and largest shareholder of the Company, where he was responsible for all non-investment activities from 2007 to 2010. Mr. Weiser is also a member of Sellers Capital LLC and an indirect investor in Sellers Capital Master Fund, Ltd., the Company’s largest shareholder and an investment fund managed by Sellers Capital LLC. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division. Mr. Weiser is also a former partner in Ernst & Young. He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University. Mr. Weiser is a Certified Public Accountant.

Michael J. Little, Chief Financial Officer and Chief Operating Officer

Mr. Little has served as our Chief Financial Officer since June 27, 2011 and our Chief Operating Officer since November 28, 2011. Mr. Little was formerly a consultant with The Edge Group, LLC a consulting practice specializing in strategic and tactical planning, acquisition services, complex financial modeling, investor presentations, organizational structure analysis, and new system implementation. From 1997 through 2009, Mr. Little was employed by Feld Entertainment, a worldwide producer of live family entertainment, in various financial and strategic planning roles. He served as Chief Financial Officer of Feld Entertainment from 2004 to 2009. Mr. Little received a Bachelor of Science degree from Towson State University and a Master of Science in Business from John Hopkins University.

Robert A. Brandon, General Counsel, Senior Vice President of Business Affairs and Secretary

On October 23, 2009, the Board of Directors of the Company appointed Robert A. Brandon as its General Counsel and Vice President of Business Affairs. Additionally, Mr. Brandon serves as Secretary of the Company. On February 16, 2012 the Board of Directors changed Mr. Brandon’s title to General Counsel and Senior Vice President of Business Affairs. Mr. Brandon joined the Company as Deputy General Counsel in June 2008. In 1984, Mr. Brandon began his legal career with Proskauer Rose, L.P. where he was a corporate associate. From 1988 to 2007, Mr. Brandon worked in the Legal Department at Madison Square Garden, L.P., functioning as Senior Vice President – Legal and Business Affairs for his last ten years there, with duties that included oversight of all legal work for the Booking, Concert Promotion and Theatrical Divisions of Madison Square Garden and Radio City Music Hall. Thereafter, he was a self-employed legal consultant for clients in the entertainment and media industries until joining the Company. Mr. Brandon has a Bachelor of Arts degree from Colgate University and a Juris Doctorate from Brooklyn Law School.

Executive Officer Changes

On May 19, 2011, the Board of Directors of the Company appointed Samuel S. Weiser, a director of the Company, as Interim Chief Financial Officer.

Effective June 27, 2011, the Company’s Interim Chief Financial Officer, Samuel S. Weiser resigned and was replaced by Michael J. Little.

Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino relinquished the title of Chief Executive Officer and President of the Company and was appointed as President of RMST. Effective April 30, 2012, Mr. Davino’s employment as President of RMST ended upon the expiration of the term of his employment agreement. Pursuant to the terms of his employment agreement, Mr. Davino resigned as a director effective that date.

Also effective November 28, 2011, the Board of Directors appointed Samuel Weiser to the position of Interim Chief Executive Officer and President of the Company, to serve until a permanent Chief Executive Officer is identified. Mr. Weiser is also a director of the Company. Michael Little was also appointed on that date to the position of Chief Operating Officer, in addition to his position as Chief Financial Officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” The following table provides the high and low sales prices for our common stock for fiscal 2012 and fiscal 2011.

Prices of our Common Stock

	High	Low
Fiscal 2012

Fourth Quarter ended February 29, 2012	$2.57	$1.62
Third Quarter ended November 30, 2011	1.87	1.61
Second Quarter ended August 31, 2011	1.88	1.47
First Quarter ended May 31, 2011	1.90	1.47

Fiscal 2011

Fourth Quarter ended February 28, 2011	$2.02	$1.50
Third Quarter ended November 30, 2010	2.17	1.65
Second Quarter ended August 31, 2010	2.50	1.01
First Quarter ended May 31, 2010	1.58	1.15

During the year ended February 29, 2012, employees of the Company surrendered 18,361 shares of stock worth approximately $36 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan. These shares were repurchased in December 2011 for a price of $1.65 per share based upon the closing date on the day of vesting.

On July 30, 2010 the Company announced a plan to repurchase up to $1 million of the Company’s common stock, and that repurchases could occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed that repurchases could take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the second quarter of fiscal 2011, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares. The July 30, 2010 share repurchase authorization has expired.

During the year ended February 28, 2008, the Company repurchased 1 million shares of its stock, which were held in a brokerage account since their purchase and reported as Treasury stock on the Consolidated Balance Sheets. On August 29, 2011, the Company formally retired these Treasury shares, which reduced the Common stock issued and corresponding Treasury shares as reported in the Consolidated Balance Sheets.

Holders

On February 29, 2012, we had approximately 2,116 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings generated from our operations to finance operations and future growth.

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

Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purposes of exploring the wreck of the R.M.S. Titanic and its surrounding oceanic areas. In May of 1993, RMS Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions, which function as separate divisions of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

In this report, the terms “Premier Exhibitions, Inc.,” the “Company,” “Premier”, “we,” “us,” and “our” mean Premier Exhibitions, Inc., a Florida corporation, and its subsidiaries.

As of February 29, 2012, we are configured to present three different types of exhibitions, as reflected in the following table:

	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	4	7
“Titanic: The Artifact Exhibiton” and “Titanic: The Experience	2	6	8
“Dialog in the Dark”	2	—	2

Total Exhibitions	7	10	17

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia. In fiscal 2012, we opened a new stationary “Dialog in the Dark” exhibit in New York City on August 20, 2011 and acquired a new exhibit known as “Titanic: The Experience” in Orlando, Florida on October 17, 2011.

In addition to developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.

We first became known for our Titanic exhibitions which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic on her maiden voyage approximately 400 miles off the coast of Newfoundland. More than 1,500 of the 2,228 lives on board the Titanic were lost.

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 29, 2012 we had the ability to present 8 concurrent Titanic exhibitions.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 29, 2012 we had the ability to present 7 concurrent human anatomy exhibitions.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. As of February 29, 2012 we had the ability to present two “Dialog in the Dark” exhibitions.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Management created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management began to strategize on ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize on the 100 year anniversary of the maiden voyage and sinking of the Titanic in 2012.

In an effort to further stabilize the Company and grow, management implemented a process designed to identify, quantify and manage the risk and returns associated with taking existing exhibitions into a given market and operating these exhibitions without museums or third party promoters. Management initially believed that self-operated exhibitions would be more advantageous as it would allow us to maintain more control of the exhibitions and would also allow us to retain 100 percent of the profit from the exhibitions, as opposed to sharing that profit with a museum or promoter. Based on this strategy, the Company increased its self-operated exhibitions in fiscal 2010 and continued that expansion into the year ended February 28, 2011 (“fiscal 2011”). However, the Company experienced lower than anticipated attendance at its self-operated touring Bodies exhibitions in fiscal 2011. As the sole operator of the self-operated exhibitions, the Company had to bear the full cost of the exhibits, lowering gross margins and profits in fiscal 2011.

At the end of the third quarter of fiscal 2011, 11 of our 14 Bodies shows toured in largely self-operated, temporary exhibits at non-branded venues. Specimens used in these exhibits were leased or licensed and were made available to the Company for display at significant cost. With several of the licenses for these specimens expiring, and considering the recent attendance patterns, management determined the best option was to return the specimens to their owner, as the license agreements ended, and cease operating these exhibits. Based on this analysis and the impact that self-operated Bodies exhibitions had on the Company’s results of operations through the third quarter of fiscal 2011, in January 2011 the Company announced its intentions to exit the self-operated Bodies exhibitions business. Going forward, the Company will focus on touring Bodies, as well as the Titanic exhibitions and new content, primarily with promoters and museums. As a result of returning specimens, the Company has significantly reduced its fixed operating lease costs. The Company’s remaining specimens available to tour have significantly lower costs. In connection with the reduction in Bodies touring capacity, the Company also embarked upon an aggressive reduction in general and administrative expenses.

Key Exhibitions

“Titanic: The Artifact Exhibition”

Our wholly-owned subsidiary, RMST, operates our Titanic exhibitions, and for fiscal 2012 and fiscal 2011 approximately 44.1% and 39% of our revenue was derived from Titanic exhibitions, respectively. RMST is currently the only company permitted by law to recover objects from the wreck of the Titanic. We have obtained oceanic material and scientific data available in various forms, including still photography, videotape and artifacts from the wreck site and utilize this data and the artifacts for historical verification, scientific education and public awareness. By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 22 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom and Australia.

“Titanic: The Experience”

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida and for fiscal year 2012 approximately 1.4% of our revenue was derived from Titanic: The Experience. The Company has supplemented the current exhibition with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D video exhibitry. In addition, this exhibition has increased the Company’s penetration into the Orlando market for merchandise sales.

“Bodies...The Exhibition” and “Bodies Revealed”

For fiscal 2012 and fiscal 2011, approximately 49.1% and 59% of our revenue was derived from human anatomy exhibitions, respectively. We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed,” and “Bodies...The Exhibition.” We secured the rights to produce these two versions of human anatomy exhibitions through separate exhibition agreements.

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

“Dialog in the Dark”

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. As of February 29, 2012 we had the ability to present two “Dialog in the Dark” exhibitions. During fiscal year 2012 and fiscal 2011 approximately 5.4% and 2% of our revenue was derived from this exhibition, respectively.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures are under license from Egypt’s Supreme Council of Antiquities and are drawing record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun's tomb, including King Tut's golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut's mummy and what it is telling researchers about his life and death. More than seven million visitors have attended the exhibition to date.

“Cleopatra: The Exhibition”

The world of Cleopatra, lost to the sea and sand for nearly 2,000 years, surfaces in Cleopatra: The Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea. More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts are on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history.

“Real Pirates”

Real Pirates tells the compelling story of the Whydah, the first authenticated pirate shipwreck in U.S. waters, and the stories of the diverse people whose lives converged on the vessel. Sunk in a fierce storm off the coast of Cape Cod, Massachusetts in April 1717, the Whydah was located in 1984 by underwater explorer Barry Clifford, who had been fascinated with finding the ship since tales from his youth. Many before him tried and failed, and only after decades of tireless searching did Clifford discover the wreck site, which he’s still actively excavating today.

The exhibition features more than 200 authentic items recovered from the Whydah – real treasure last touched by real pirates. Ranging from canons and coins and from the massive ship’s bell to personal items that the pirates wore, visitors are given an unprecedented glimpse into unique economic, political and social circumstances of the early 18th-century Caribbean.

America I AM: The African American Imprint

Presented in partnership with broadcaster Tavis Smiley, this unprecedented traveling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today.

Discontinued Exhibitions

Playboy

On May 20, 2008 the Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. The Company and S2BN Entertainment Corporation (“S2BN”) entered into a joint venture agreement on May 14, 2010 and agreed to jointly develop, design, and produce a Playboy exhibit. S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to the initial exhibit concept. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company was entitled. The unilateral termination right required the Company to pay a $300 thousand termination fee unless the termination right was exercised on or prior to August 31, 2011, in which case the Company was entitled to apply the 2011 license fee advance of $300 thousand to the termination fee that would otherwise be payable.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which resulted in the automatic waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (and accordingly withheld such final license fee installment to cover a portion of those damages sustained by us). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit was fully impaired in the second quarter of fiscal 2012. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Consolidated Statements of Operations for the fiscal year ended February 29, 2012.

Co-Promotion Agreements

The Company is party to a co-promotion agreement with S2BN Entertainment Corporation (“S2BN”) to present certain “Bodies” touring exhibitions. S2BN is successor in interest to Live Nation, Inc. (“Live Nation”) and CPI Entertainment Rights Inc. (“CPI”), each of which entered into co-promotion agreements with the Company in 2007.

Pursuant to the co-promotion agreements, S2BN was granted the exclusive right to jointly present along with the Company twenty (20) “Bodies” exhibitions anywhere in the world except for North America, Buenos Aires, Argentina, Santiago, Chile and Madrid, Spain and two (2) “Bodies” exhibitions in Europe. In an amendment to the agreement originally entered with CPI, the Company and S2BN agreed that instead of the two exhibitions originally contemplated to be presented in Europe, S2BN would instead be entitled to co-present with the Company a single exhibition in a city in the United States, which has since been fulfilled. S2BN retained a right under the amendment to present two exhibitions in Europe, provided that it shall pay the Company an additional $500 thousand non-refundable License Fee (upon opening) for each exhibition. As previously reported and provided for in the Company’s financial statements, the Company received a total of $12.0 million in prior periods as consideration under the co-promotion agreements. The majority of these exhibitions have already been presented, thereby fulfilling many obligations of the Company.

In a September 25, 2009 amendment of the agreement originally entered with Live Nation, the Company finalized our current co-promotion arrangement with S2BN (the “September 2009 Amendment”), and restated substantially the same financial terms for settling the remaining exhibitions to be co-promoted and also provided that:

•	We obtained sole possession of and operating rights to the New York Bodies exhibition, and retain 100% of the revenue and profits from that exhibition.

•	We have rights to present five human anatomy exhibitions in the European, Asian and other territories previously reserved exclusively for S2BN.

S2BN continues to utilize certain Bodies specimen sets and to book the remaining exhibitions to which it is entitled under the September 2009 Amendment. The Amendment’s restated financial terms provide that revenue from each of the remaining exhibitions will be allocated as follows (subject to certain provisions for cumulating the settlements for such remaining exhibitions): revenue is first used to reimburse the parties for their recoupable expenses; thereafter, the next $700 thousand of revenue are split in a percentage ratio favoring S2BN and finally, all remaining revenues are split in a percentage ratio favoring the Company.

Results of Operations

An analysis of our consolidated statements of operations for fiscal 2012 and fiscal 2011, with percent changes for 2012 vs. 2011 follows:

	Analysis of Consolidated Statements of Operations
			Percent Change
			2012
			vs.
	2012	2011	2011
	(In thousands except percentages and per share data)
Revenue	$31,710	$44,751	(29.1)%
Cost of revenue (exclusive of depreciation and amortization)	17,264	33,459	(48.4)%

Gross profit	14,446	11,292	27.9%

Gross profit as a percent of revenue	45.6%	25.2%

Operating expenses	20,267	24,293	(16.6)%

Loss from operations	(5,821)	(13,001)	(55.2)%

Other income and (expenses)	(23)	26	(188.5)%

Loss before income tax	(5,844)	(12,975)	(55.0)%

Income tax (expense)/benefit	(176)	297	(159.3)%

Effective tax rate	-3.0%	2.3%
Net loss	(6,020)	(12,678)	(52.5)%
Less: Net loss attributable to non-controlling interests	(239)	(206)	16.0%

Net loss attributable to the shareholders’ of Premier	$(5,781)	$(12,472)	(53.6)%

Net loss per share
Basic loss per share	$(0.12)	$(0.27)

Diluted net loss per share	$(0.12)	$(0.27)

Revenue. During the year ended February 29, 2012 revenue decreased by $13.0 million or 29.1% compared to prior year. The following table illustrates revenue for fiscal 2012 and fiscal 2011.

	Revenue (in thousands)
	2012	2011
Exhibition Revenue
Admissions revenue	$24,601	$36,483
Non-refundable license fees for current exhibitions	3,673	3,688

Total Exhibition revenue	28,274	40,171
Merchandise and Other	3,436	4,330
Film Revenue	—	250

Total Revenue	$31,710	$44,751

Key Non-financial Measurements
Number of venues presented	31	41
Operating days	4,755	5,969
Attendance	2,135,258	3,628,263
Average attendance per operating day	449	608
Average ticket price pre-partner splits	$16.51	$16.38
Average merchandise sold per ticket	$1.60	$1.19

Exhibition revenue decreased $11.9 million to $28.3 million mainly driven by a decline in the number of venues presented from 41 in fiscal 2011 compared to 31 in fiscal 2012, as reflected in the following table.

	Year Ended February 29, 2012
	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	11	14

“Titanic: The Artifact Exhibiton”and “Titanic: The Experience”	2	13	15

“Dialog in the Dark”	2	—	2

Total Exhibitions	7	24	31

	Year Ended February 28, 2011
	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	22	25

“Titanic: The Artifact Exhibiton”	1	14	15

“Dialog in the Dark”	1	—	1

Total Exhibitions	5	36	41

During fiscal years ended 2012 and 2011 S2BN under the Co-promotion agreement 2 and 7 of the touring exhibitions related to “Bodies” were promoted by S2BN.

This decrease in exhibitions and attendance was largely related to the decision to close many of the Company’s touring self-run Bodies exhibitions in late fiscal 2011 and the first quarter of fiscal 2012. With fewer exhibitions presented the Company experienced a 39% decline in attendance from 3.6 million in fiscal 2011 to 2.2 million in fiscal 2012. Revenue from self-run exhibitions was 77% of revenue for fiscal 2012, compared to 84% of revenue for fiscal 2011. Revenue from self-run exhibits was comprised of 91% stationary exhibits in fiscal 2012, as compared to 61% stationary exhibits and 39% touring exhibits for fiscal 2011.

Merchandise and other revenue declined by $0.9 million or 20.6% for the year ended February 29, 2012, reflecting the decline in the number of venues presented and lower attendance as compared to the same period of prior year.

The $250 thousand decrease in film revenue is due to $250 thousand in revenue generated from the license of the 2D footage from the 2010 expedition to the Titanic wreck site during fiscal 2011 for the History Channel Documentary that was not repeated in fiscal 2012.

Cost of Revenue. During fiscal year 2012 cost of revenue as a percent of revenue was 54.4% and as compared to 74.8%, for fiscal 2011, respectively, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
			Percent
			2012
			vs.
	2012	2011	2011
Exhibition costs

Production	$978	$4,958	(80.3)%
Operating Expenses	10,463	16,913	(38.1)%
Marketing	4,440	10,244	(56.7)%

	15,881	32,115	(50.5)%

Exhibition expense as percent of exhibition revenue	56.2%	79.9%

Cost of merchandise	1,383	1,319	4.9%

Cost of merchandise as percent of merchandise revenue	40.3%	30.5%

Film costs	—	25	(100.0)%

Film costs as percent of film revenue	0.0%	10.0%

Total	$17,264	$33,459	(48.4)%

Percent of total revenue	54.4%	74.8%

Our exhibition costs of $15.9 million, decreased 50.5% or $16.2 million compared to the prior year, due to the closure of certain of the Company’s touring Bodies self-run exhibitions. As these exhibitions were closed, costs that the Company bore for production, marketing and operating expenses were significantly reduced. Also contributing to the decline in exhibition expense was our aggressive cost containment strategy for our remaining self-run exhibitions.

Cost of merchandise as a percent of merchandise revenue increased from 30.5% in fiscal 2011 to 40.3% in fiscal 2012 primarily due to the $0.9 million decline in merchandise sales, which was driven by fewer exhibitions and correspondingly lower attendance.

Film costs decreased by $25 thousand due to commissions paid on the collection of film revenue in fiscal 2011 that was not repeated in fiscal 2012.

Gross Profit. During the year ended February 29, 2012, our total gross profit increased by $3.2 million or 27.9%, mainly due to an increase in exhibition gross profit of $4.3 million, partially offset by the decline in merchandise gross profit of $1.0 million and a decrease in film gross profit of $0.2 million. The increase in exhibition gross profit is primarily due to lower exhibition costs of $16.2 million, mainly driven by the closure of many of the Company’s touring Bodies self-run exhibitions in late fiscal 2011 and early fiscal 2012, coupled with the Company’s cost reduction strategy for its remaining self-run exhibitions implemented in late fiscal 2011. By implementing aggressive cost containment efforts we were able to reduce exhibition costs by 50.5%, offsetting the 29.6% decline in exhibition revenue. Merchandise gross profit declined mainly due to the decrease in shows in fiscal 2012. However, our merchandise sales per ticket increase from $1.19 to $1.60 per ticket.

Operating Expenses. Operating expense decreased by 16.6% in fiscal 2012 compared to fiscal 2011. The following table illustrates operating expenses and percentage changes for fiscal 2012 vs. fiscal 2011:

	Operating expenses
	(in thousands, except percentage data)
			Percent Change
			2012
			vs.
	2012	2011	2011
General and administrative	$13,958	$19,214	(27.4)%
Depreciation and amortization	3,922	5,053	(22.4)%
Net loss on disposal of assets	256	26	884.6%
Impairment of intangibles and property and equipment	1,348	—	100.0%
Litigation settlement	783	—	100.0%

Total	$20,267	$24,293	(16.6)%

General and administrative. General and administrative (“G&A”) expense decreased by $5.3 million, as reflected in the following table:

	2012	2011	Increase (decrease)
Exhibition expense	$653	$1,136	$(483)
Artifact expense	766	589	177
Compensation	5,819	7,125	(1,306)
Employee benefits	280	436	(156)
Insurance	767	826	(59)
Office expense	1,580	1,970	(390)
Travel	480	896	(416)
Professional fees	2,650	4,112	(1,462)
Stock compensation	705	616	89
Bad debt expense	(64)	819	(883)
Other	322	689	(367)

	$13,958	$19,214	$(5,256)

As reflected by the table above, the significant decreases in G&A expense related to:

•	a $1.5 million decline in professional fees, mainly due to a decrease in accounting and consulting fees as part of our cost cutting measures in fiscal year 2012,

•	a $1.3 million decrease in compensation expense as a result of our cost cutting measures,

•	an $0.9 million decrease in bad debt expense due to better review of customers and tighter control on receivables.

Overall we achieved our target of a $5 million decrease in general and administrative expenses due to our cost cutting measures instituted in fiscal 2011 and 2012.

Depreciation and Amortization. Our depreciation and amortization expense decreased by $1.1 million to $3.9 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.

Net Gain or Loss From Disposition of Assets. We incurred a loss of $256 thousand in fiscal 2012, mainly due to losses on Titanic exhibitry disposed of in fiscal 2012. In fiscal 2011 we incurred a loss of $26 thousand, mainly due to losses on the sale of two vehicles.

Impairment of Intangibles assets and property and equipment We incurred an impairment of intangible assets and property and equipment of $1.3 million in fiscal year 2012.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which included the waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Litigation Settlement. On August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals, Inc. against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in fiscal 2012.

Loss from Operations Loss from operations decreased by $7.2 million in fiscal 2012 compared to fiscal 2011 primarily due to improved gross profit percentages and decreases in our general and administrative expenses of $5.3 million and depreciation expense of $1.1 million. These improvements were partially offset by a $1.3 million in impairment of intangibles and property and equipment and a $0.8 million legal settlement in fiscal year end 2012.

Other Income and Expense. In fiscal 2012, other expense totaled $23 thousand, primarily comprised of $33 thousand in interest expense. During fiscal 2011, other income totaled $26 thousand, primarily composed of $23 thousand in interest income.

Income tax (expense)/benefit. Our provision for income tax expense for the year ended February 29, 2012 was $176 thousand compared to a $297 thousand benefit for the year ended February 28, 2011. The provision for income taxes for the year ended February 29, 2012 mainly related to foreign tax expense for our London and Singapore Titanic exhibitions. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The benefit for income taxes for the year ended February 28, 2011 was primarily due to the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return, partially offset by taxes in states where we do not have the benefit of net operating loss carry forwards.

Net loss attributable to non-controlling interest. The consolidated joint venture generated a loss of $239 thousand for the fiscal year 2012 as compared to a loss of $206 thousand for the same period last year. The current year loss is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012.

Net Loss. Our net loss before income taxes decreased by $7.1 million from prior year. We had a tax expense of $176 thousand for fiscal year 2012 and $297 thousand income tax benefit for fiscal 2011, with an effective tax rate of 3% in fiscal 2012 and (2.3%) in fiscal 2011. Differences between this effective rate and the statutory tax rate are primarily due to changes in our deferred tax valuation allowance. Our net loss, after benefit from income taxes and a reduction for the loss from non-controlling interest, decreased by $6.7 million.

Net loss per share. Basic and fully diluted loss per common share for fiscal 2012 and fiscal 2011 was $(0.12) and $(0.27), respectively. The basic and fully diluted weighted average shares outstanding for each of fiscal 2012 and 2011 47,418,894 were and 46,943,269, respectively.

Fiscal 2012 as Compared to Fiscal 2011 – Segment results

Exhibition Management

An analysis of operations for our Exhibition Management segment for fiscal 2012 and fiscal 2011, with percent changes for 2012 vs. 2011 follows:

	Year Ended
	February 29,	February 28,
	2012	2011	% Change
	(In thousands except percentages)
Revenue	$31,710	$44,751	(29.1)%
Cost of revenue (exclusive of depreciation and amortization)	18,704	34,949	(46.5)%

Gross profit	13,006	9,802	32.7%

Gross profit as a percent of revenue	41.0%	21.9%

Operating expenses	18,648	22,637	(17.6)%

Loss from operations	(5,642)	(12,835)	(56.0)%

Other income (expense)	(23)	26	(188.5)%

Loss before income tax	(5,665)	(12,809)	(55.8)%

Income tax (expense)/benefit	(176)	297	(159.3)%

Effective tax rate	3.1%	-2.3%

Net loss	(5,841)	(12,512)	(53.3)%
Less: Net loss attributable to non-controlling interest	(239)	(206)	16.0%

Net loss attributable to the shareholders of Premier	$(5,602)	$(12,306)	(54.5)%

During the year ended February 29, 2012 revenue decreased by $13.0 million or 29.1% compared to prior year. The following table illustrates revenue for fiscal 2012 and fiscal 2011.

	Revenue (in thousands)
	February 29, 2012	February 28, 2011
Exhibition Revenue
Admissions revenue	$24,601	$36,483
Non-refundable license fees for current exhibitions	3,673	3,688

Total Exibition revenue	28,274	40,171
Merchandise and Other	3,436	4,330
Film Revenue	—	250

Total Revenue	$31,710	$44,751

Key Non-financial Measurements
Number of venues presented	31	41
Operating days	4,754	5,969
Attendance (in thousands)	2,135,258	3,628,263
Average attendance per operating day	449	608
Average ticket price pre-partner splits	$16.51	$16.38
Average merchandise sold per ticket	$1.60	$1.19

Exhibition revenue decreased $11.9 million to $28.3 million mainly driven by a decline in the number of venues presented from 41 in fiscal 2012 compared to 31 in fiscal 2012, as reflected in the following table.

	Year Ended February 29, 2012
	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	11	14

“Titanic: The Artifact Exhibiton” and “Titanic: The Experience”	2	13	15

“Dialog in the Dark”	2	—	2

Total Exhibitions	7	24	31

	Year Ended February 28, 2011
	Stationary	Touring	Total
“Bodies...The Exhibition” and “Bodies Revealed”	3	22	25

“Titanic: The Artifact Exhibiton”	1	14	15

“Dialog in the Dark”	1	—	1

Total Exhibitions	5	36	41

During fiscal years ended 2012 and 2011 S2BN under the Co-promotion agreement 2 and 7 of the touring exhibitions related to “Bodies” were promoted by S2BN.

Cost of Revenue. During fiscal year 2012 cost of revenue as a percent of revenue was 59.0% and as compared to 78.1%, for fiscal 2011, respectively, as reflected in the following table.

			2012
	February 29,	February 28,	vs.
	2012	2011	2011
Exhibition costs

Production	$978	$4,958	(80.3)%
Operating Expenses	11,903	18,403	(35.3)%
Marketing	4,440	10,244	(56.7)%

	17,321	33,605	(48.5)%

Exhibition expense as percent of exhibition revenue	61.3%	83.7%

Cost of merchandise	1,383	1,319	4.9%
Cost of merchandise as percent of merchandise revenue	40.2%	30.5%

Film costs	—	25	(100.0)%

Film costs as percent of film revenue	0.0%	10.0%

Total	$18,704	$34,949	(46.5)%

Cost of revenue as a percent of total revenue	59.0%	78.1%

Gross Profit. During the year ended February 29, 2012, our total gross profit increased by $3.2 million or 32.7%, mainly due to an increase in exhibition gross profit of $4.4 million, partially offset by the decline in merchandise gross profit of $1.0 million and a decrease in film gross profit of $0.2 million. The increase in exhibition gross profit is primarily due to lower exhibition costs of $16.2 million, mainly driven by the closure of many of the Company’s touring Bodies self-run exhibitions in late fiscal 2011 and early fiscal 2012, coupled with the Company’s cost reduction strategy for its remaining self-run exhibitions implemented in late fiscal 2011. By implementing aggressive cost containment efforts we were able to reduce exhibition costs by 48.5%, offsetting the 29.6% decline in exhibition revenue. Merchandise gross profit declined mainly due to the decrease in shows in fiscal 2012. However, our merchandise sales per ticket increase from $1.19 to $1.60 per ticket.

Operating Expenses. Operating expense decreased by 17.6% in fiscal 2012 compared to fiscal 2011. The following table illustrates operating expenses and percentage changes for fiscal 2012 vs. fiscal 2011:

			Percent Change
			2012
			vs.
	2012	2011	2011
General and administrative	$12,444	$17,611	(29.3)%
Depreciation and amortization	3,817	5,000	(23.7)%
Net loss on disposal of assets	256	26	884.6%
Impairment of intangibles and property and equipment	1,348	—	100.0%
Litigation Settlement	783	—	100.0%

Total	$18,648	$22,637	(17.6)%

General and Administrative Expense. General and administrative expenses decreased by 29.3% in fiscal 2012 compared to fiscal 2011. The significant changes in general and administrative expenses related to:

•	a $1.5 million decline in professional fees, mainly due to a decrease in accounting and consulting fees as part of our cost cutting measures in fiscal year 2012,

•	a $1.3 million decrease in compensation expense as a result of our cost cutting measures,

•	an $0.9 million decrease in bad debt expense due to better review of customers and tighter control on receivables.

Overall general and administrative expenses decreased due to our cost cutting measures instituted in fiscal 2011 and 2012.

Depreciation and Amortization Our depreciation and amortization expense decreased by $1.2 million to $3.8 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized.

Net Gain or Loss From Disposition of Assets. We incurred a loss of $256 thousand in fiscal 2012, mainly due to losses on Titanic exhibitry disposed of in fiscal 2012. In fiscal 2011 incurred a loss of $26 thousand in fiscal 2011, mainly due to losses on the sale of two vehicles in fiscal 2011

Impairment of Intangibles assets and property and equipment. We incurred an impairment of intangible assets and property and equipment of $1.3 million in fiscal year 2012.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which included the waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Litigation Settlement. On August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in of fiscal 2012.

Loss from Operations. Loss from operations decreased by $7.2 million in fiscal 2012 compared to fiscal 2011 primarily due to improved gross profit percentages and decreases in our general and administrative expenses of $5.3 million and depreciation expense of $1.2 million. These improvements were partially offset by a $1.3 million in impairment of intangibles and property and equipment and a $0.8 million legal settlement in fiscal year end 2012.

Other Income and Expense. In fiscal 2012, other expense totaled $23 thousand, primarily comprised of $33 thousand in interest expense. During fiscal 2011, other income totaled $26 thousand, primarily composed of $23 thousand in interest income.

Income tax (expense)/benefit. Our provision for income tax expense for the year ended February 29, 2012 was $176 thousand compared to a $297 thousand benefit for the year ended February 28, 2011. The provision for income taxes for the year ended February 29, 2012 mainly related to foreign tax expense for our London and Singapore Titanic exhibitions. The Company currently has operating losses that are being carried forward and offset most of its current taxable income for U.S. federal income tax purposes. The benefit for income taxes for the year ended February 28, 2011 was primarily due to the release of the liability for uncertain tax positions, net of the deferred tax impact, as a result of the conclusion of IRS examinations, as well as beneficial adjustments for an amended state return, partially offset by taxes in states where we do not have the benefit of net operating loss carry forwards.

Net loss attributable to non-controlling interest. The consolidated joint venture generated a loss of $239 thousand for the fiscal year 2012 as compared to a loss of $206 thousand for the same period last year. The current year loss is mainly due to the $197 thousand impact of the impairment of the Playboy license fee advances and expenses incurred in the development of the Playboy exhibit, due to the termination of the License Agreement with Playboy in the second quarter of fiscal 2012.

Net Loss. Our net loss before income taxes decreased by $7.1 million from prior year. We had a tax expense of $176 thousand for fiscal year 2012 and $297 thousand income tax benefit for fiscal 2011, with an effective tax rate of 3% in fiscal 2012 and (2.3%) in fiscal 2011. Differences between this effective rate and the statutory tax rate are primarily due to changes in our deferred tax valuation allowance. Our net loss, after benefit from income taxes and a reduction for the loss from non-controlling interest, decreased by $6.7 million.

RMS Titanic

An analysis of operations for our RMS Titanic segment for fiscal 2012 and fiscal 2011, with percent changes for 2012 vs. 2011 follows:

	Year Ended,		% Change
	February 29,	February 28,
	2012	2011
	(In thousands except percentages)
Revenue	$1,440	$1,490	(3.4)%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,440	1,490	(3.4)%

Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	1,619	1,656	(2.2)%

Net loss attributable to the shareholders of Premier	$(179)	$(166)	7.8%

Revenue. During the year ended February 29, 2012 total revenue decreased by $50 thousand or 3.4% to $1.4 million compared to prior year, due to the decrease in revenues from Titanic exhibitions. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic exhibitions. As Titanic exhibition revenues decreased from $14.9 million to $14.4 million, royalty revenue decreased accordingly.

Gross Profit. Gross profits decreased by 3.4% based upon the change in revenue discussed above.

Operating Expenses. Operating expenses for the year ended decreased slightly from the prior year. This is due mainly to lower cost for certain accounting, executive, legal and conservation items offset partially by the $52 thousand increase in depreciation on assets generated from the 2010 expedition.

Net Loss Net loss increased by $13 thousand or 7.8% due to lower revenue of $50 thousand and partially offset by the $37 thousand decrease in operating expenses as discussed above.

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities

Net cash used by operating activities was $0.8 million for fiscal 2012 as compared to $2.5 million for fiscal 2011. This decrease in operating cash flows used for fiscal 2012 as compared to operating cash flows for fiscal 2011 is primarily attributable a $6.7 million decrease in our net loss partially offset by a $2.7 million decrease in income tax receivable, a $1.5 million decrease in accounts payable and accrued liabilities and a $1.2 million decrease in income taxes payable.

We currently do not have access to a revolving credit facility. As of April 30, 2012 our cash balance was $4.3 million. During fiscal 2012, the Company entered into an agreement with Lincoln Park Capital Fund, LLC, whereby the Company may access additional funds for working capital or other initiatives. This agreement is discussed in further detail under “Capital Resources” below. During the year ended February 29, 2012 we sold 275,000 shares to Lincoln Park Capital, LLC (“LPC”) at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement. The Company believes that its existing cash balances and funds available under the agreement with Lincoln Park Capital Fund, LLC are sufficient to fund operations for the next twelve months. While the Company has undertaken efforts to reduce expenses we may not be able to make capital investments needed to improve existing exhibits and/or develop new exhibits without access to additional funds.

Cash flows from investing activities

For fiscal 2012, we used $0.9 million for investing activities as compared to $3.9 million for fiscal 2011. Cash used in investing activities of $1.2 million for fiscal 2012 was used to purchase property and equipment and $262 thousand related to the 2010 expedition to the Titanic wreck site. These uses were partially offset by the redemption of certificates of deposit of $402 thousand. Cash used in investing activities of $3.9 million for fiscal 2011 is primarily related to capital expenditures of $4.2 million for the 2010 expedition to the Titanic wreck site, $600 thousand used to purchase exhibition licenses, and $2.0 million used to purchase property and equipment, offset by $2.6 million in cash received from the redemption of certificates of deposit and $0.4 million received from a non-controlling interest.

Cash flows from financing activities

For fiscal 2012, cash provided by financing activities was $310 thousand compared to cash used in financing activities of $19 thousand used in financing activities for fiscal 2011. In fiscal 2012, the Company issued stock for $635 thousand which was partially offset by the repayment of notes payable of $297 thousand. In fiscal 2011, the Company purchased treasury stock for $136 thousand, offset partially by $117 thousand received from the exercise of options and warrants. Our shareholders’ equity was $15.1 million and $19.6 million at February 29, 2012 and February 28, 2011, respectively.

Capital Resources

Purchase and Registration Rights Agreements

On October 31, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock, over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).

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

In consideration for entering into the purchase agreement between the Company and LPC dated May 20, 2011, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee. Under the October 30, 2011 Purchase Agreement, the Company is also required to issue up to 149,165 shares of common stock as commitment shares on a pro rata basis as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.

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

During the year ended February 29, 2012 we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement.

Contractual Obligations

Lease Arrangements

Specimens

The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. During fiscal year ended 2012 another of these agreements was allowed to expire. The Company currently has two lease agreements for specimens with expiration dates in April and June 2013.

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 10,715 square feet, is used for management, administration and marketing purposes. The Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months.

Warehouse Space for Artifacts and Other Exhibitry

The Company’s lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expired on December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property.

Luxor Hotel and Casino – Las Vegas, Nevada

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

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies...The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extends the lease term for an additional 16 months, with a two year extension option, and expires January 31, 2013.

Seaport—New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice.

Titanic – “The Experience” – Orlando, Florida

On October 17, 2011 the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 29, 2012, the Company was obligated under a lease agreement for one of its touring exhibits.

Notes Payable

On October 17, 2011 the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377,000 as of the date of the transaction.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments as of February 29, 2012, assuming we do not exercise any of our options to extend (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Specimen fixed rentals	$1,700	$1,700	$—	$—	$—
Real estate operating leases	27,766	4,950	7,978	7,896	6,942
Notes payable	1,080	505	405	170	—
Equipment leases	115	47	67	1	—

Total	$30,661	$7,202	$8,450	$8,067	$6,942

Titanic Artifact Sale Transaction Costs

The Company is party to a Consignment Agreement with Guernsey’s auction house to sell the Company’s Titanic artifacts and related intellectual property. If and when a transaction is closed, the Company will be required to pay Guernsey’s a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement is entered into thereafter. The actual amount of the commission will depend on the sale price, identity of the purchasing party and the date when the sale is closed. In addition, if and when a transaction to sell the Titanic artifact collection is closed, the Company may be required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed. If a Transaction Bonus is paid to Mr. Davino, it is expected to be in the range of $625 thousand to $5.25 million, as previously disclosed by the Company. In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed.

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

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) the fee is probable of collection. The Company allocates the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

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

(ii) Merchandise and Other Revenue

Merchandise revenue includes self- run and the Company’s share of independent partner merchandise gross profit. Revenues from the Company’s self-run exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.

(b) Exhibition Licenses

Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. In addition, licenses have been obtained to exhibit the Company’s “Dialog in the Dark” exhibitions and for Playboy exhibitions, both of which were impaired during the year ended February 29, 2012. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s public debut. Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.

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

When we test for impairments, the valuation techniques used to determine the value of our exhibition licenses are based on unobservable inputs (Level 3 per ASC 820). Based upon the results of our impairment tests in fiscal 2012 and fiscal 2011, impairments were $426 thousand and $0, respectively.

(c) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 29, 2012, the Company established a valuation allowance of $12.4 million against all net deferred tax assets.

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

(d) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $705 thousand and $616 thousand for fiscal 2012 and 2011, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations.

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

Warrants. The Company granted warrants under various service agreements. Warrants related to two of these agreements entered into March 2008, and August 2011 remain outstanding at February 29, 2012. If assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.

(e) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. If our estimates regarding revenue streams for each of these assets vary significantly from actual results, the Company’s results of operations and financial position could be materially impacted. See Note 6. 2010 Expedition to Titanic Wreck Site in our consolidated financial statements, included in Item 8 of Part II of this report, for further details.

Recent Accounting Pronouncements

Recently Adopted

Multiple-Deliverable Revenue Arrangements

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

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Company’s on financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material on the Company’s financial position or results of operations.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)

In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Company’s on financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years ended February 29, 2012 and February 28, 2011. We have also audited the accompanying consolidated financial statement schedule for the years ended February 29, 2012 and February 28, 2011 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Exhibitions, Inc. and subsidiaries at February 29, 2012 and February 28, 2011 and the results of their operations and their cash flows for the years ended February 29, 2012 and February 28, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, included in Management’s Report on Internal Control Over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia

May 24, 2012

Premier Exhibitions, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	February 29,	February 28,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,344	$3,764
Certificates of deposit and other investments	405	807
Accounts receivable, net of allowance for doubtful accounts of $311 and $1,044, respectively	1,390	2,419
Merchandise inventory, net of reserve of $22 and $15, respectively	1,082	752
Notes receivable, net of allowance for doubtful accounts of $0 and $425, respectively	—	200
Deferred income taxes	44	175
Income taxes receivable	246	358
Prepaid expenses	1,078	1,107
Other current assets	88	136

Total current assets	6,677	9,718

Artifacts owned, at cost	2,990	3,011
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $14,183 and $15,376, respectively	10,298	12,620
Exhibition licenses, net of accumulated amortization of $5,470 and $5,861, respectively	2,228	2,987
Film and gaming assets, net of accumulated amortization of $175	3,158	2,994
Other receivable, net of allowance for doubtful accounts of $206 and $0, respectively	15	—
Subrogation rights	250	250

Total Assets	$25,617	$31,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,710	$5,951
Deferred revenue	2,254	2,596
Current portion of notes payable	505	—

Total current liabilities	7,469	8,547

Long-Term liabilities:
Lease abandonment	2,397	3,014
Deferred income taxes	44	175
Long-term portion of notes payable	575	—

Total long-term liabilities	3,016	3,189

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,883,927 and 48,205,661 shares, respectively; outstanding 47,881,918 and 47,203,652 shares, respectively	5	5
Additional paid-in capital	52,479	58,356
Accumulated deficit	(36,866)	(31,085)
Accumulated other comprehensive loss	(485)	(455)
Less treasury stock, at cost; 2,009 and 1,002,009 shares, respectively	(1)	(7,190)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	15,132	19,631

Equity Attributable to Non-controlling interest	—	214

Total liabilities and shareholders’ equity	$25,617	$31,581

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended February 29 (28),
	2012	2011
Revenue:
Exhibition revenue	$28,274	$40,171
Merchandise and other	3,436	4,330
Film revenue	—	250

Total revenue	31,710	44,751

Cost of revenue:
Exhibition costs	15,881	32,115
Cost of merchandise sold	1,383	1,319
Film costs	—	25

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	17,264	33,459

Gross profit	14,446	11,292

Operating expenses:
General and administrative	13,958	19,214
Depreciation and amortization	3,922	5,053
Net loss on disposal of assets	256	26
Impairment of intangibles and property and equipment	1,348	—
Litigation settlement	783	—

Total operating expenses	20,267	24,293
Loss from operations	(5,821)	(13,001)

Other (expenses) and income	(23)	26

Loss before income taxes	(5,844)	(12,975)

Income tax (expense)/benefit	(176)	297

Net loss	(6,020)	(12,678)
Less: Net loss attributable to non-controlling interest	(239)	(206)

Net loss attributable to the shareholders’ of Premier	$(5,781)	$(12,472)

Net loss per share:
Basic loss per common share	$(0.12)	$(0.27)

Diluted loss per common share	$(0.12)	$(0.27)

Shares used in basic per share calculations	47,418,894	46,943,269

Shares used in diluted per share calculations	47,418,894	46,943,269

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended February 29 (28),
	2012	2011
Cash flows from operating activities:
Net loss	$(6,020)	$(12,678)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,922	5,053
Impairment of intangibles and fixed assets	1,348	—
Lease abandonment	(617)	(652)
Stock based compensation	705	616
Allowance for doubtful accounts	143	726
Net loss on disposal of assets	256	26
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	1,040	(153)
(Increase)/Decrease in merchandise inventory, net of reserve	(330)	93
Decrease in note receivable	200	—
Decrease in deferred income taxes	—	927
Decrease in prepaid expenses	29	559
Decrease in other assets	58	64
Decrease in income taxes receivable	112	2,803
Increase in other receivable	(221)	—
Increase (decrease) in deferred revenue	(342)	891
Increase (decrease) in accounts payable and accrued liabilities	(1,091)	433
Decrease in income taxes payable	—	(1,214)

Total adjustments	5,212	10,172

Net cash used in operating activities	(808)	(2,506)

Cash flows from investing activities:
Purchases of property and equipment	(1,167)	(2,045)
Proceeds from disposal of assets	37	25
Purchase of exhibition licenses	—	(600)
Purchase of certificates of deposit	(5)	(88)
Redemption of certificates of deposit	402	2,581
Decrease in artifacts	21	37
Titanic expedition costs incurred	(262)	(4,246)
Non-controlling investment in consolidated joint venture	77	420

Net cash used in investing activities	(897)	(3,916)

Cash flows from financing activities:
Proceeds from stock issuance	635	—
Purchase of treasury stock	(36)	(136)
Proceeds from option and warrant exercises	8	117
Payments on notes payable	(297)	—

Net cash provided by (used in) financing activities	310	(19)

Effects of exchange rate changes on cash and cash equivalents	(25)	(134)

Net decrease in cash and cash equivalents	(1,420)	(6,575)
Cash and cash equivalents at beginning of year	3,764	10,339

Cash and cash equivalents at end of year	$2,344	$3,764

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20	$3

Cash paid during the period for taxes	$60	$103

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(5)	$(8)

Assets purchased with notes payable	$1,377	$—

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years Ended February 29, 2012 and February 28, 2011

(in thousands except for number of shares)

				(Accumulated	Accumulated
	Common Stock		Additional	Deficit)/	Other	Treasury	Premier
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock, at Cost	Shareholders’ Equity	Non-controlling Interest
Balance, February 28, 2010	46,802,733	$5	$57,759	$(18,613)	$(313)	$(7,190)	$31,648	$—

Common stock issued for exercise of options	330,000	—	117	—	—	—	117	—
Issuance of Restricted Stock	186,000	—	—	—	—	—	—	—
Retirement of shares	(115,081)	—	(136)	—	—	—	(136)	—
Stock compensation costs	—	—	616	—	—	—	616	—
Non-controlling investment in consolidated joint venture	—	—	—	—	—	—	—	420
Net loss	—	—	—	(12,472)	—	—	(12,472)	(206)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	(134)	—	(134)	—
Unrealized loss on marketable securities	—	—	—	—	(8)	—	(8)	—

Total comprehensive loss:							$(12,614)	$(206)

Balance, February 28, 2011	$47,203,652	$5	$58,356	$(31,085)	$(455)	$(7,190)	$19,631	$214

Common stock issued for exercise of options	25,800	—	8	—	—	—	8	—
Issuance of Restricted Stock	237,195	—	—	—	—	—	—	—
Purchase of Treasury Stock	(18,361)	—	(36)	—	—	—	(36)	—
Sale of Common Stock	275,000	—	635	—	—	—	635	—
Issurance of Common Stock	158,632	—	—	—	—	—	—	—
Retirement of shares	—	—	(7,189)	—	—	7,189	—	—
Stock compensation costs	—	—	705	—	—	—	705	—
Non-controlling investment in consolidated joint venture	—	—	—	—	—	—	—	25
Net loss	—	—	—	(5,781)	—	—	(5,781)	(239)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	(25)	—	(25)	—
Unrealized loss on marketable securities	—	—	—	—	(5)	—	(5)	—

Total comprehensive loss:							$(5,811)	$(239)

Balance, February 29, 2012	47,881,918	$5	$52,479	$(36,866)	$(485)	$(1)	$15,132	$—

The accompanying notes are an integral part of the consolidated financial statements.

PREMIER EXHIBITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

Description of Business

Premier Exhibitions, Inc. and subsidiaries (the “Company”) is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 20.7% and 15.5% of our revenues for the years ending February 29, 2012 (“fiscal 2012”) and February 28, 2011 (“fiscal 2011”), respectively, resulted from exhibition activities outside the U.S. The exhibition activities outside the U.S. represent 24.9% and 43.3% of our total attendance for fiscal 2012 and fiscal 2011, respectively. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Corporate Structure and Management

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions, which function as separate divisions of Premier. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

Our business has been divided into an exhibition management subsidiary and a content subsidiary. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On November 30, 2011, the Company announced a change in its management structure due to the realignment of its business. Effective November 28, 2011, the Company entered into an Amendment to the Employment Agreement between the Company and its then President and Chief Executive Officer, Christopher Davino. Pursuant to the Amendment, Mr. Davino relinquished the title of Chief Executive Officer and President of the Company and was appointed as President of RMST. Effective April 30, 2012, Mr. Davino’s employment as President of RMST ended upon the expiration of the term of his employment agreement. Pursuant to the terms of his employment agreement, Mr. Davino resigned as a director effective that date.

Also effective November 28, 2011, the Board of Directors appointed Samuel Weiser to the position of Interim Chief Executive Officer and President of the Company, to serve until a permanent Chief Executive Officer is identified. Mr. Weiser is also a director of the Company. Michael Little was also appointed on that date to the position of Chief Operating Officer, in addition to his position as Chief Financial Officer.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

The restructuring of the Company and changes in its management, reflect that Premier has two operating segments – Exhibition Operations (PEM) and Content Management (RMST).

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

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable, and (4) the fee is probable of collection. The Company allocates the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

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

(c) Certificates of Deposit

Certificates of deposit (the “Certificates”) amount to $404 thousand at February 29, 2012 and are carried at cost plus accrued interest and mature in September 2012 and August 2014. The Certificates are issued by one bank and currently exceed federally insured limits of $250 thousand. The Company has not experienced any losses in these Certificates and performs periodic evaluation of the relative credit standings of the bank.

(d) Accounts Receivable

Accounts receivable represent presenting partner and other obligations due under normal trade terms. The Company regularly evaluates the need for an allowance for uncollectible accounts for accounts receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables. The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The Company’s bad debt expense for fiscal 2012 and fiscal 2011 was $(63) thousand and $819 thousand, respectively. The Company’s ending bad debt allowance as of February 29, 2012 for accounts receivable was $311 thousand which represents management’s best estimate of uncollectible amounts and is considered adequate. The Company’s ending bad debt allowance as of February 28, 2011 for accounts receivable and notes receivable was $1.0 million and $425 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.

(e) Merchandise Inventory

Merchandise inventory consists of finished goods purchased for resale at our exhibitions. Inventory cost is determined based on purchase price and is carried at the lower of cost or market value. The Company accounted for all inventories on the first-in, first-out method until the end of February 2011, when it changed to the average cost method. The Company believes that this methodology is a more efficient method of accounting for its mostly small dollar item inventory, located over several exhibition sites, while still reflecting an accurate valuation. The impact of the change in inventory valuation methodology was not material for the year ended February 28, 2011. Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization. The Company’s inventory obsolescence expense for fiscal 2012 and fiscal 2011 was $167 thousand and $41 thousand, respectively.

(f) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition, and reimbursable expenses that are capitalized and recovered from museums, promoters or our co-presentation partner.

(g) Artifacts

Costs associated with the care, management and preservation of approximately 5,500 artifacts recovered from the wreck of the RMS Titanic (the “Titanic”) during the course of 32 dives in 1987, are expensed as incurred.

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts. These covenants and conditions include the following:

•	The approximately 2,000 “1987 Artifacts" and the approximately 3,500 "Post 1987 Artifacts" must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011. An additional $25 thousand was funded during February 2012.

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

The Company had $24.5 million and $28.0 million in property and equipment at February 29, 2012 and February 28, 2011, respectively. Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $3.6 million and $4.0 million for fiscal 2012 and 2011, respectively. Accumulated depreciation totaled $14.2 million and $15.4 million at February 29, 2012 and February 28, 2011, respectively. During the year ended February 29, 2012 the Company disposed of property and equipment resulting in a loss on disposal of approximately $256 thousand and impaired property and equipment with a net book value of approximately $0.9 million at the time of its impairment to zero.

(j) Exhibition Licenses

Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years. In addition, licenses have been obtained to exhibit the Company’s “Dialog in the Dark” exhibitions and for Playboy exhibitions, both of which were impaired during the year ended February 29, 2012. Costs are capitalized and amortized over the term of the agreement commencing with the related exhibition’s public debut. Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.

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

The Company is required to categorize its financial assets and liabilities into a three level hierarchy based on the priority of inputs to the valuation technique in accordance with Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

•	Level 1—Unadjusted quoted prices for identical assets or liabilities in an active market.

•

Level 2—Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Inputs other than quoted market prices that are observable; and

d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•

Level 3—Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

When we test for impairments, the valuation techniques used to determine the value of our exhibition licenses are based on unobservable inputs (Level 3 per ASC 820). Based upon the results of our impairment tests in fiscal 2012 and fiscal 2011, impairments were $426 thousand and $0, respectively.

(k) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 29, 2012, the Company established a valuation allowance of $12.4 million against all net deferred tax assets.

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

(n) Leases

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

(o) Consolidation

The Company consolidates its wholly owned subsidiaries, all entities that it controls by ownership of a majority voting interest, and its portion of a joint venture, and eliminates all significant intercompany activity. Although the Company does not have a controlling financial interest in the joint venture, we have determined that consolidation is appropriate due to assessment of the Company’s participation in the financial and operational decisions of the joint venture made in the ordinary course of business, as outlined in ASC 810, “Consolidation.” Therefore, the Company’s portion of the joint venture’s results has been consolidated into our financial statements and the portion not owned by us is reflected as a non-controlling interest.

(p) Other Taxes

The Company incurs and remits certain taxes assessed by governmental authorities on revenue producing transactions, such as sales taxes. The Company’s revenue is presented net of sales taxes in its Consolidated Statement of Operations.

(q) Advertising Costs

In the course of the Company’s business we incur advertising costs in order to promote our exhibitions. Advertising costs are budgeted for each temporary exhibition prior to its opening and the costs are expensed over the life of the exhibit. Costs incurred above or below budget are adjusted for as incurred. For permanent exhibitions, advertising is expensed as incurred. For fiscal 2012 and 2011, the Company incurred marketing and advertising expense of $4.4 million and $10.2 million, respectively, which is included in Exhibition costs on the Company’s Consolidated Statements of Operations.

(r) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $705 thousand and $616 thousand for fiscal 2012 and 2011, respectively, is included in General and Administrative expenses in the Consolidated Statements of Operations.

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

Warrants. The Company granted warrants under various service agreements. Warrants related to two of these agreements entered into March 2008, and August 2011 remain outstanding at February 29, 2012. If assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.

(t) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. If our estimates regarding revenue streams for each of these assets vary significantly from actual results, the Company’s results of operations and financial position could be materially impacted. See Note 6. 2010 Expedition to Titanic Wreck Site for further details.

Note 3. Recent Accounting Pronouncements

Recently Adopted

Multiple-Deliverable Revenue Arrangements

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

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Company’s on financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material on the Company’s financial position or results of operations.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)

In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an effect on the Company’s on financial position or results of operations, but will only impact how certain information related to OCI is presented in the financial statements.

Note 4. Balance Sheet Details

The composition of cash and cash equivalents, certificates of deposits, and other investments is as follows (in thousands):

	February 29, 2012	February 28, 2011
Cash and cash equivalents:
Cash	$2,344	$3,723
Money market mutual funds	—	41

Total	$2,344	$3,764

Certificates of deposit and other investments:
Certificates of deposit	$404	$801
Marketable securities, available-for-sale	1	6

Total	$405	$807

Marketable securities, available-for-sale, are carried at fair market value, based on quoted market price for identical assets in an active market, and accordingly, are categorized as Level 1 assets in accordance with ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). Cost basis of marketable securities, available-for-sale at February 29, 2012 was $14 thousand, and related unrealized loss of $13 thousand is reflected in Accumulated other comprehensive income in the Consolidated Balance Sheets.

The composition of prepaid expenses is as follows (in thousands):

	February 29, 2012	February 28, 2011
Prepaid insurance	$94	$4
Prepaid leases	210	247
Prepaid advertising	38	123
Prepaid exhibit build costs	231	510
Prepaid auction fees	250	—
Prepaid other operating costs	255	223

Total	$1,078	$1,107

The composition of other current assets is as follows (in thousands):

	February 29, 2012	February 28, 2011
Deposits and advances	$17	$48
Titanic trust fund	50	—
Other receivables	21	88

Total	$88	$136

The composition of property and equipment, which is stated at cost, is as follows (in thousands):

	February 29, 2012	February 28, 2011
Exhibitry	$12,904	$15,725
Vehicles	14	14
Tools and equipment	511	518
Office equipment	1,350	1,600
Computers and software	1,083	1,157
Leasehold improvements	7,587	7,855
Furniture and fixtures	1,033	1,127

	24,482	27,996
Less accumulated depreciation	14,184	15,376

Property & equipment, net	$10,298	$12,620

Depreciation expense on property and equipment was $3.6 million and $4.0 million for fiscal 2012 and 2011, respectively.

The composition of notes receivable is as follows (in thousands):

	February 29, 2012	February 28, 2011
Notes receivable	$—	$625
Allowance for doubtful accounts	—	425

Net notes receivable	$—	$200

Notes receivable reflects $625 thousand due from one company under an asset purchase agreement dated December 29, 2008. As part of its normal review and allowance procedures for notes receivable, the Company established an allowance of $46 thousand at the end of fiscal 2010. During fiscal 2011, the Company began to negotiate collections with the holder of this note. As part of these negotiations, the Company increased the allowance to $425 thousand during fiscal 2011. Subsequent to February 28, 2011, the Company collected the $200 thousand balance of the note receivable. As such, the $200 thousand note receivable balance as of February 28, 2011 is included in current assets in the Consolidated Balance Sheet. During fiscal year 2012, the Company wrote-off the remainder of the note.

The composition of accounts payable and accrued liabilities is as follows (in thousands):

	February 29, 2012	February 28, 2011
Operations	$1,738	$2,334
Professional and consulting fees payable	188	475
Payroll and payroll taxes	182	178
Legal accrual	475	167
Sales and use taxes	87	171
Exhibit build costs	76	515
Marketing costs	113	264
Merchandise	262	369
Rent	898	496
Lease abandonment, current portion	616	652
Travel and related expenses	52	171
Fees and other taxes	6	159
Other	17	—

Total accounts payable and accrued liabilities	$4,710	$5,951

Note 5. Artifacts

In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. The coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During fiscal 2012 and 2011, $21 thousand and $37 thousand, respectively, were deducted from artifacts.

Note 6. 2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as salvor-in-possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site. RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study. This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute. Never before had all of these entities partnered to work together on one project. While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the video footage, still imagery, data, maps and other assets generated from the expedition.

While the general purpose of the expedition was to collect and interpret archeological and scientific data utilizing state-of-the-art high definition 2D and 3D cameras and sonar scanning equipment, the Company also planned and executed the expedition in order to create digital assets for commercial purposes, including a 2D documentary that was aired by a major cable network in April 2012, a separate HD3D film featuring a tour of the bow and stern sections of the ship that is now being distributed, and assets to be utilized in enhancing the Titanic exhibitions, as well as other applications. The collected data will also provide the basis for an archaeological site plan, and ultimately a long-term management plan for the Titanic wreck site, and will also be incorporated into “The Titanic Mapping Project,” the Company’s ongoing mapping initiative that reflects and depicts the connectivity between (i) images of artifacts previously recovered, (ii) ship components as situated in the existing debris field, and (iii) where those ship components were located on the ship in its original condition. The Company believes that The Titanic Mapping Project will be a desired resource for the scientific and academic community, and will also have commercial value and appeal to the general public.

We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands).

	February 29, 2012	February 28, 2011
3D film	$1,817	$1,719
3D exhibitry	857	759
2D documentary	631	565
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,246
Less: Accumulated amortization	175	175
Accumulated depreciation	158	53

Expedition costs capitalized, net	$4,175	$4,018

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as use in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $105 thousand and $53 thousand for fiscal 2012 and 2011, respectively.

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

Costs associated with the production of the 2D and 3D films and the development of 3D exhibitry were capitalized in accordance with ASC 926 “Entertainment – Films” (“ASC-926”), as they meet the definition of film costs. ASC 926-20 defines films costs as all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest in accordance with ASC 926.

Costs incurred to charter the ship, ready it for the excursion, lease the requisite equipment, and hire the necessary expertise in the form of consultants and temporary labor were all required in order to prepare for and carry out the expedition and to create the film assets. Included in these costs is $2.0 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.

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

The amortization period for the 3D film will be determined in accordance with the “Individual-Film-Forecast-Computation Method” as described in ASC 926. We will amortize film costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company is currently in the process of estimating ultimate revenue for the 3D film, as defined by ASC 926, and the amortization period will be less than 10 years following the date of the film’s initial release or delivery of the first episode, if applicable. We will begin amortizing the film cost in fiscal year 2013.

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. As the Company has entered into an agreement to produce this film and has received its payments under this agreement, the Company recorded an amortization charge of $175 thousand in the fourth quarter of fiscal 2011, as calculated over a five year life, based on the methodology outlined in ASC 926 described above. No amortization was recorded for the fiscal year ended February 29, 2012, as the Company did not receive any 2D film revenue during the period.

The costs associated with enhancing the exhibitions with 3D footage and imagery generated from the expedition will be depreciated over a five year useful life using the straight-line method beginning with the date the asset is placed in service, in accordance with the Company’s policy for depreciation of assets used in its exhibits. During the fourth quarter of fiscal 2012, we began to supplement certain of our Titanic exhibitions with the 3D footage and other imagery generated from the expedition.

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

The web point of presence and 3D exhibitry assets are included in Property and equipment on the fiscal 2012 and 2011 Consolidated Balance Sheet. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the fiscal 2012 and 2011 Consolidated Balance Sheet.

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

Estimated amortization expense for the 2D film and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$220
2014	167
2015	114
2016	114

Total	$615

The table above does not include $3.6 million in projected amortization and depreciation expense of 3D film, 3D exhibitry, or the gaming application, as the life of these assets has not yet been determined.

Note 7. Stock Repurchase

During the year ended February 29, 2012 employees of the Company surrendered 18,361 shares of stock worth approximately $36 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan.

On July 30, 2010 the Company announced a plan to repurchase up to $1 million of the Company’s common stock, and that repurchases could occur on the open market at times and prices considered appropriate by the Board of Directors and management. Furthermore, the Company disclosed that repurchases could take place through brokers and dealers or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the second quarter of fiscal 2011, the Company repurchased 115,081 shares of common stock pursuant to a Rule 10b5-1 trading plan. The average cost of the shares repurchased was $1.16 and the Company subsequently retired these shares. The July 30, 2010 share repurchase authorization has expired.

During the year ended February 28, 2008, the Company repurchased 1 million shares of its stock, which were held in a brokerage account since their purchase and reported as Treasury stock on the Consolidated Balance Sheets. On August 29, 2011, the Company formally retired these Treasury shares, which reduced the Common stock issued and corresponding Treasury shares as reported in the Consolidated Balance Sheets.

Note 8. Intangible Assets

The composition of the Company’s exhibition licenses, as reported in Exhibition licenses on the Consolidated Balance Sheets, is as follows (in thousands):

	February 29, 2012	February 28, 2011
Anatomical specimen licenses	$7,698	$6,786
Carpathia artifacts license	—	912
Dialog in the Dark licenses	—	300
Playboy licenses	—	850

	7,698	8,848
Less: Accumulated amortization	5,470	5,861

Exhibition licenses, net	$2,228	$2,987

From April 2004 through fiscal 2012, the Company entered into agreements to license the rights to exhibit anatomical specimens. The aggregate amount paid for the anatomical specimens exhibition license agreements totaled $9.6 million. After termination of a $2.8 million agreement during fiscal 2010, discussed in more detail below, the remaining $6.8 million in specimen licenses are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years. The Company also entered into lease agreements for certain of its anatomical specimens. As such, these agreements are accounted for as lease agreements and not as intangible assets. See Note 15. Commitments and Contingent Liabilities for a discussion of these agreements.

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

On May 20, 2008 the Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) for the right to present and promote new exhibitions related to the Playboy brand. We paid a $250 thousand license fee advance to Playboy under this agreement in May 2008, and agreed to pay certain additional advances through the five year term of the agreement. The Company and S2BN Entertainment Corporation (“S2BN”) entered into a joint venture agreement on May 14, 2010 and agreed to jointly develop, design, and produce a Playboy exhibit. S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to the initial exhibit concept. During fiscal 2011, we amended our May 2008 agreement to revise the payment due dates for $300 thousand of license fee advances due for each of calendar years 2010 and 2011 and to establish a $300 thousand license fee advance payable for each of calendar years 2013 and 2014, subject to a unilateral termination right to which the Company was entitled. The unilateral termination right required the Company to pay a $300 thousand termination fee unless the termination right was exercised on or prior to August 31, 2011, in which case the Company was entitled to apply the 2011 license fee advance of $300 thousand to the termination fee that would otherwise be payable.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which resulted in the automatic waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (and accordingly withheld such final license fee installment to cover a portion of those damages sustained by us). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit was fully impaired in the second quarter of fiscal 2012. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Consolidated Statements of Operations for the fiscal year ended February 29, 2012.

On February 25, 2008, the Company entered into a five-year license agreement to promote, present and produce the exhibition “Dialog in the Dark”, which provides insight and experience to the paradox of learning to see without the use of sight. In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

We intend to acquire, develop and present additional new exhibitions for presentation in the future, including exhibitions both related and unrelated to our currently ongoing exhibitions.

The following is a summary of the changes in the carrying value for Intangible assets in fiscal 2012 and fiscal 2011 (in thousands):

Intangibles

Balance as of February 28, 2010	$3,269
Acquisition of licenses	600
Amortization during the year	(882)

Balance as of February 28, 2011	$2,987

Acquisition of licenses	—
Impairment of licenses	(426)
Amortization during the year	(333)

Balance as of February 29, 2012	$2,228

No impairments were deemed necessary during fiscal 2011, after review of the intangible asset balances for impairment per ASC 350.

Amortization Expense

Total intangible asset amortization for license agreements totaled $0.3 million and 0.9 million for fiscal 2012 and fiscal 2011, respectively. Estimated aggregate amortization expense for license agreements for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount
2013	$193
2014	193
2015	193
2016	193
2017	189
Thereafter	1,267

Total	$2,228

Note 9. Note Payable

On October 17, 2011 the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377,000 as of the date of the transaction.

The contractual future maturities of long-term debt as of February 29, 2012 are as follows:

Fiscal Year	Amount
2013	$505
2014	405
2015	—
2016	170

Total	$1,080

Note 10. Stock Compensation and Stock Options

Stock Compensation. The Company maintains certain stock compensation plans providing for incentive stock options ("ISOs"), nonqualified stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock, restricted stock units (“RSUs”), performance units, performance shares, dividend equivalents and other awards relating to the Company's common stock. In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 3,000,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.

As of February 29, 2012, we had 394,268 shares available for future grants under the 2009 Plan, which is the only plan open to new grants. As of February 29, 2012, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 3,211,919 shares of common stock if all outstanding options were exercised, restricted stock vested, warrants were exercised and additional shares available were granted.

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

	February 29, 2012	February 28, 2011
Grant type:
Stock options	$313	$246
Restricted stock	381	339
Warrants	11	31

	$705	$616

Stock Options. The fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The Company did not grant any stock options during fiscal 2011. Fair value of stock options granted during fiscal 2012 was determined on the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

Fiscal 2012
Dividend yield	0%
Expected volatility	86%
Risk-free interest rate	0.9%
Expected lives in years	4.00

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate.

The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $2.45 and $1.74 as of February 29, 2012 and February 28, 2011, respectively. The aggregate intrinsic value of the stock options exercised was $33 thousand and $401 thousand for fiscal 2012 and 2011, respectively. A summary of our stock options awarded under the plans and changes during fiscal 2012 and 2011 is presented below:

	February 29, 2012			February 28, 2011
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
	Number of	Exercise	Value	Number of	Exercise	Value
	Options	Price	(000)	Options	Price	(000)
Outstanding at beginning of year	2,630,542	$2.22	$1,275	2,960,542	$1.73	$993
Granted	300,000	1.66	—	—	—	—
Exercised	(25,800)	0.32	33	(330,000)	0.36	401
Forfeited or expired	—	—	—	—	—	—

Outstanding at end of year	2,904,742	$2.18	$2,433	2,630,542	$2.22	$1,275

Exercisable at end of year	2,214,741	$2.51	$1,510	1,460,542	$3.45	$47

In addition, the Company issued stock options outside of its stock compensation plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Stock Options Issued Outside of Plans	Options	Price	(Years)	(000)
Outstanding at February 28, 2010	55,000	$3.25	8.00	$—

Outstanding at February 28, 2011	55,000	$3.25	7.00	$—

Outstanding at February 29, 2012	55,000	$3.25	6.00	$—

The following table summarizes information about stock options outstanding by price range at February 29, 2012.

	Options Outstanding			Options Exercisable
		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 29,	Life	Exercise	February 29,	Exercise
Range of Exercise Prices	2012	(Years)	Price	2012	Price
$ .00 to $ .50	—	—	$—	—	$—
$ .51 to $1.00	1,179,710	7.47	0.69	787,709	0.69
$1.01 to $2.00	353,334	3.31	1.67	53,334	1.76
$2.01 to $3.00	281,666	3.55	2.15	281,666	2.15
$3.01 to $4.00	679,167	3.92	3.70	679,167	3.70
$4.01 to $9.93	410,865	4.15	4.41	410,865	4.41

	2,904,742	5.65	$2.18	2,212,741	$2.51

As of February 29, 2012, we had $354 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 0.7 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the years ended February 29, 2012 and February 28, 2011 was $246 thousand and $246 thousand, respectively.

Restricted Stock Activity. The Company grants restricted stock or RSUs to certain of its employees and directors. Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant. The fair value of restricted stock and RSUs is amortized to expense on a straight-line basis over the restricted stock and RSU vesting period.

The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $2.45 and $1.74 as of February 29, 2012 and February 28, 2011, respectively. The weighted average grant date fair value of the restricted stock granted was $1.78 during fiscal 2012. A summary of our restricted stock and changes during the years ended February 29, 2012 and February 28, 2011 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Contractual	Intrinic
		Average	Life	Value
Restricted Stock Issued Within Plan	Shares	Price	(Years)	(000)
Non-vested at February 28, 2010	136,000	1.25	0.84	171
Granted	447,063	1.73	1.36	—
Forfeited or expired	—	—	—	—
Vested	(156,000)	1.25	—	—

Non-vested at February 28, 2011	427,063	1.86	1.58	743

Granted	123,174	1.78	1.00	—
Forfeited or expired	(249,529)	1.85	—	—
Vested	(108,531)	1.87	—	—

Non-vested at February 29, 2012	192,177	$1.80	0.81	$471

In addition, the Company issued restricted stock outside of plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Restricted Stock Issued Outside of Plan	Shares	Price	(Years)	(000)
Non-vested at February 28, 2010	85,000	1.22	2.21	107
Granted	—	1.44	—	—
Forfeited or expired	(25,000)	0.65	—	—
Vested	(55,000)	1.12	—	—

Non-vested at February 28, 2011	5,000	$1.57	0.28	$9

Granted	12,500	0.78	—	—
Forfeited or expired	—	—	—	—
Vested	(17,500)	0.97	—	—

Non-vested at February 29, 2012	—	$—	—	$—

As of February 29, 2012, we had $258 thousand in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 0.4 years. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during fiscal 2012 and 2011 was $423 thousand and $254 thousand, respectively.

Warrants. The Company granted warrants under various agreements. Warrants related to these agreements entered into in March 2008 and August 2011 remain outstanding at February 29, 2012. Fair value of warrants issued under these agreements was determined based on the Black-Scholes pricing model using the following weighted-average assumptions:

	Agreements issued in
	Fiscal 2009	Fiscal 2012
Dividend yield	0%	0%
Expected volatility	120%	37%
Risk-free interest rate	4.2%	0.2%
Expected lives in years	5.0	0.5

The Company’s warrants position is summarized as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted
	Warrants		Average	Warrants
	Outstanding	Weighted-	Remaining	Exercisable	Weighted-
	at	Average	Contractual	at	Average
	February 29,	Exercise	Life	February 29,	Exercise
Range of Exercise Prices	2012	Price	(Years)	2012	Price
$1.01 to $2.00	54,000	1.82	—	54,000	1.82
$4.01 to $5.00	6,000	4.57	1.04	6,000	4.57

	60,000	$2.10	0.10	60,000	$2.10

A summary of warrants issued and changes during fiscal 2012 and 2011 is presented below:

	February 29, 2012		February 28, 2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of year	110,000	$4.30	1,316,417	$2.56
Issued	54,000	1.82	—	—
Forfeited or expired	(104,000)	4.29	(1,206,417)	2.40

Outstanding at end of year	60,000	$2.10	110,000	$4.30

Exercisable at end of year	60,000	$2.10	100,000	$4.33

No warrants were exercised or granted during the fiscal year ended February 28, 2011.

The fair value for warrants issued was determined on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the two remaining service agreements:

As of February 29, 2012, we had no unrecognized compensation cost related to non-vested warrants. The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Note 11. Lease Abandonment

In 2008, the Company entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino in Las Vegas, Nevada. The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, the Company opened two of three exhibitions. There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan. During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, the Company recorded lease abandonment expense of $4.4 million during fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent. The related long-term lease abandonment liability of $2.6 million and $3.0 million at February 29, 2012 and February 28, 2011, respectively is reflected in Lease abandonment in the Consolidated Balance Sheets. The related current portion lease abandonment liability of $0.6 million and $0.7 million at February 29, 2012 and February 28, 2011, respectively is reflected in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

On July 19, 2010, the Company entered into a sublease agreement with Image Quest Worldwide, Inc. (“Image Quest”), under which they agreed to sublease the abandoned space to present a sports themed exhibition. Under the terms of the agreement Image Quest agreed to pay Premier monthly rent equal to the greater of $30 thousand or 10% of gross sales (“rental charges”) and additional charges under the lease, such as common area maintenance charges, (“additional charges”) as allocated based on square footage of the subleased area. The Company has agreed to waive these rental charges and additional charges for August 2010 through July 2011. For the next twenty four months of the lease term (August 2011 – July 2013), 50% of the monthly rental charges and all additional charges will accrue, but are not payable to Premier until August 1, 2013, when the entire balance plus interest at 5% will become due and shall be paid in equal monthly installments over twelve months.

Note 12. Income Taxes

A summary of the components of the provision (benefit) for income taxes for fiscal 2011 and 2010 consists of the following:

	February 29, 2012	February 28, 2011
Current income tax (benefit) expense:
Federal	$—	$(1,299)
State	42	(196)
Foreign	134	270

Total current income tax benefit	176	(1,225)

Deferred income tax expense:
Federal	—	928
State	—	—

Total deferred income tax expense	—	928

Total Income tax benefit	$176	$(297)

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 29, 2012	February 28, 2011
Statutory federal income tax rate	34.0%	34.0
State taxes, net of federal tax benefit	—	1.3
Nondeductible expenses	(0.5)	(0.5)
Adjustments of prior year amounts	—	0.7
Uncertain tax matters	—	2.3
Change in valuation allowance	(34.1)	(32.5)
Foreign taxes, net of federal benefit	(2.1)	(2.3)
Other	(0.3)	(0.7)

	(3.0)%	2.3

Deferred income taxes recorded on the Company’s Consolidated Balance Sheets result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income asset consists of the following (in thousands):

	February 29, 2012	February 28, 2011
Current deferred assets (liabilities):
Accrued expenses	$1,085	$2,027
Accounts receivable	112	389
Inventory	64	44
Other	10	6
Prepaid insurance	(34)	(2)

Current deferred tax assets	1,237	2,464
Less: valuation allowance	(1,193)	(2,289)

Net current tax asset	$44	$175

Noncurrent deferred tax assets (liabilities):
Equity compensation	$2,131	$2,136
Accrued expenses	726	—
Foreign net operating loss carryforward	732	754
Federal net operating loss carryforward	5,665	3,616
State net operating loss carryforward	604	608
Contribution carryforwards	100	94
Intangible assets	789	679
Federal tax credits	752	752
Fixed assets	(363)	(794)

Noncurrent deferred tax assets	11,136	7,845
Less: valuation allowance	(11,180)	(8,020)

Net noncurrent deferred tax assets (liabilities)	(44)	(175)

Net deferred tax assets	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $16.7 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has performed an analysis to determine how much of these losses may be limited and the impact of such limitations is not material.

As of February 29, 2012, the Company has $698 thousand of foreign tax credits and $55 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum tax credits can be carried forward indefinitely. The Company also has approximately $12.9 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal 2012, 2011, 2010 and 2009, and will expire beginning in the fiscal year ending February 28, 2014.

Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company's ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $12.4 million to offset all net deferred income tax assets. This reflects an increase of $2.1 million from the valuation allowance of $10.3 million for fiscal 2011.

Deferred tax assets relating to the tax benefits of employee stock options have been reduced to reflect exercises through the fiscal year ended February 29, 2012. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating loss carryforwards referenced above at February 29, 2012 include $201 thousand of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company's current taxes payable in 2012, these tax benefits are not reflected in the Company's deferred tax assets as presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has elected to record interest and penalties as a component of General and administrative expenses on the Consolidated Statement of Operations. Interest and penalties for fiscal 2012 and 2011 were immaterial.

Revenue Examinations

As of February 29, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of February 29, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. The IRS examination was finalized in April 2012 in accordance with the tentative settlement. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

As of February 29, 2012 the Company has determined no liabilities for uncertain tax positions should be recorded. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at February 28, 2010	$1,214
Decreases as a result of settlement with taxing authorities	(1,214)

Unrecognized income tax benefit at February 29, 2012 and February 28, 2011	$—

Note 13. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share. Since both of the years ended February 29, 2012 and February 28, 2011 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	February 29, 2012	February 28, 2011
Numerator:
Net loss attributable to shareholders	$(5,781)	$(12,472)
Denominator:
Basic weighted-average shares outstanding	47,418,894	46,943,269
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average shares outstanding	47,418,894	46,943,269

Net loss per share:
Basic	$(0.12)	$(0.27)

Diluted	$(0.12)	$(0.27)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	February 29, 2012	February 28, 2011
Warrants	6,000	110,000
Stock options	1,446,698	1,480,032

Total	1,452,698	1,590,032

Note 14. Employee Savings Plans

The Company sponsors the Premier Exhibitions 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed three months of service with the Company are eligible to participate. Effective February 1, 2011, the Plan was amended to allow for Company matching of employee contributions at a rate of 50% up to 6% of eligible compensation. Prior to this amendment, the Company could only elect to make contributions to the Plan at the discretion of the Board of Directors. During fiscal 2012 and 2011, the Company made $45 thousand and $44 thousand in qualified matching contributions to the Plan, respectively.

Note 15. Commitments and Contingencies

Lease Arrangements

Specimens

The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. During fiscal year ended 2012 another of these agreements was allowed to expire. The Company currently has two lease agreements for specimens with expiration dates in April and June 2013. Minimum annual rental under these agreements is $1.7 million, payable in quarterly amounts of $450 thousand.

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

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia. This space, which consists of 10,715 square feet, is used for management, administration and marketing purposes. The Company entered into a seventh amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2012. Under this amendment, the square footage leased is reduced to approximately 10,715 square feet and the lease term has been extended for an additional twenty-four months.

Warehouse Space for Artifacts and Other Exhibitry

The Company’s lease for warehouse and lab space in Atlanta, Georgia for the conservation, conditioning and storage of artifacts and other exhibitry expired on December 31, 2011. Other storage space has been rented on a month-to-month basis, in various locations, as needed. In order to consolidate storage and reduce related costs, on October 12, 2011 the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies...The Exhibition” and Titanic exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. Minimum annual rent for the first three years is $3.4 million, payable in equal monthly installments, and $3.6 million a year thereafter. Additionally, contingent rentals may also be due if revenues exceed certain amounts, which were not met in fiscal 2012 or fiscal 2011. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies...The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extends the lease term for an additional 16 months, with a two year extension option, and expires January 31, 2013.

Seaport—New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies...The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. The lease term is for five years, expiring December 31, 2012, with lessor’s ability to cancel the lease agreement in calendar years 2011 or 2012 by providing 90 days written notice.

Titanic – “The Experience” – Orlando, Florida

On October 17, 2011 the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

The Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 29, 2012, the Company was obligated under a lease agreement for one of its touring exhibits.

Lease Expense and Commitments

Lease expense charged to operations under these agreements was as follows:

	February 29, 2012	February 28, 2011
Specimen fixed rentals	$2,517	$5,600
Real estate fixed rentals	4,980	5,736
Equipment rentals	66	50

Total rent expense	$7,563	$11,386

Aggregate minimum lease commitments at February 29, 2012, are as follows:

Fiscal Year	Amount
2013	$6,697
2014	4,032
2015	4,013
2016	3,997
2017	3,900
Thereafter	6,942

Total	$29,581	***

***	Amounts have been reduced by sublease rental income of $400 thousand and $150 thousand for fiscal years 2013, and 2014, respectively.

Titanic Artifact Sale Transaction Costs

The Company is party to a Consignment Agreement with Guernsey’s auction house to sell the Company’s Titanic artifacts and related intellectual property. If and when a transaction is closed, the Company will be required to pay Guernsey’s a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement is entered into thereafter. The actual amount of the commission will depend on the sale price, identity of the purchasing party and the date when the sale is closed. In addition, if and when a transaction to sell the Titanic artifact collection is closed, the Company may be required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed. If a Transaction Bonus is paid to Mr. Davino, it is expected to be in the range of $625 thousand to $5.25 million, as previously disclosed by the Company. In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed.

Legal Proceedings

The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position. At February 29 2012, the Company had $475 thousand accrued for legal settlements related to the Sports Immortal settlement.

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

In addition, the Company currently presents three types of exhibits, two of which are dependent upon license agreements in order to present the exhibitions. If license agreements related to the Company’s “Dialog in the Dark” or “Bodies…the Exhibit” and “Bodies Revealed” exhibitions are not renewed in the future, it could prevent the Company from presenting these exhibitions. There is currently no indication that these licenses would not be able to be renewed.

The Company currently conducts much of its business outside of the U.S. At February 29, 2012, the Company had 2 of its total 17 exhibits located in the following foreign countries: Singapore and Canada.

Note 16. Related Party Transactions

Consulting Agreements

On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser provides advice and other consulting services to the Company at a rate which was originally not to exceed $20 thousand per month and amended in January 2011 not to exceed $25 thousand per month. The Company incurred $295 thousand and $238 thousand in expenses under this agreement for fiscal 2012 and 2011, respectively. Mr. Weiser has served as a member of the Company’s Board of Directors since August 2009 and was previously the Chief Operating Officer of Sellers Capital, LLC. Pursuant to this consulting agreement, Mr. Weiser served as Interim Chief Financial Officer of the Company from May 17, 2011 to June 27, 2011 and currently serves as Interim President and Chief Executive Officer. Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer.

Note 17. Non-controlling Interest

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

The Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) in May of 2008 for the right to present and promote new exhibitions related to the Playboy brand. On May 14, 2010, the Company entered into a joint venture arrangement with S2BN. S2BN, to develop, design and produce future exhibitions. The Company and S2BN agreed to jointly develop, design, and produce a Playboy exhibit, and S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept.

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

	Total Costs	50% S2BN Portion
License fees paid	$650	$325
Expenses paid	190	95

Total	840	420

License fees reimbursed by S2BN		(275)
Expenses reimbursed by S2BN		(93)

Receivable balance at February 28, 2011		52

Fiscal 2012 activity:

License fees paid	50	25
Expenses paid	—	—

Total	50	25

License fees reimbursed by S2BN		(75)
Expenses reimbursed by S2BN		(2)

Receivable balance at February 29, 2012		$—

Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress, comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand related to Playboy is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit was fully impaired in the second quarter of fiscal 2012. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Consolidated Statements of Operations for the fiscal year ended February 29, 2012.

Note 18. Restructuring Activities

2011 Expense and Staff Reductions

On January 11, 2011, the Company announced its intentions to exit the self-operated Bodies exhibitions and focus on touring Bodies with promoters and museums, as well as the Titanic exhibitions, Dialog in the Dark and new content. Additionally, the Company announced its intentions to make reductions in its staff at its headquarters to achieve savings in General and administrative costs. No impairment of any asset was incurred as part of this decision, as property and equipment used in our closed exhibits can be used in other of the Company’s exhibits and lease agreements for specimens used in closed shows had reached the end of their agreement terms. In connection with this announcement, the Company reduced its self-operated touring Bodies exhibits to 6 at February 28, 2011 from 11 at November 30, 2010 and returned three specimen sets upon expiration of their related lease agreements. No material costs outside of normal operating activities related to deconstructing and moving an exhibition were incurred for these closed exhibits. Employee severance and other termination costs for fiscal 2011 totaled $104 thousand, of which $42 thousand remained to be paid at February 28, 2011. These costs are included in General and administrative expenses in the Consolidated Statement of Operations. The Company’s exit from self-operated Bodies exhibitions and all related staff reductions have been completed. The following table illustrates the restructuring charges and remaining reserve for fiscal 2011 (in thousands):

Restructuring charges:
Employee severance and termination benefits	$104
Payments applied against reserve in Fiscal Year 2011	(62)

Balance as of February 28, 2011	42
Payments applied against reserve in Fiscal Year 2012	(42)

Balance as of February 29, 2012	$—

Note 19. Litigation and Other Legal Matters

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts. These covenants and conditions include the following:

•	The approximately 2,000 “1987 Artifacts" and the approximately 3,500 "Post 1987 Artifacts" must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and

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

In August, 2011, the State Department and NOAA resubmitted the draft legislation to Congress. RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns. RMST intends to propose its own legislation incorporating these textual modifications. RMST plans to support the passage of this revised implementing legislation into law. The Company believes that the passage of this legislation, as modified by RMST, will recognize the Company’s past and future role with regard to the wreck site. The legislation has been sponsored and is now progressing through the legislation process.

Other Litigation

The Company is also from time to time party to collection actions to recover amounts owed by promoters and other parties, particularly international promoters and partners. In RMS Titanic, Inc. v. Citywest Productions and H.S.S. Trading as the Mansfield Group, we sued in Dublin, Ireland to collect approximately $1.3 million owed by a promoter who licensed and presented a Titanic exhibition in Dublin. We were successful in obtaining judgment against the parties for the full amount of the claim. During the proceedings, the defendants went into receivership, which is an insolvency process under the laws of Ireland. This receivable was fully reserved in fiscal year 2011 and written off in fiscal year 2012. Recovery in this case is unlikely.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens, and his company, Plastination Company, Inc. The suit alleges that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims relate to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company has sued for unspecified damages. The case is still in its early stages and recovery is uncertain.

On February 24, 2012, the Company filed suit against Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleges that Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Geller, the Company’s former CEO, is alleged to have tortuously interfered with the Company’s contractual rights in connection with the European exhibitions. Geller has been served with the complaint and has filed an Answer to the claims against him. Service of the Complaint upon Hoffen and Sui has not yet been accomplished. Discovery against Geller is underway. It is premature to assess the likelihood of success or the amount of any potential recovery at this time.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses on the Consolidated Statements of Operations for the year ended February 29, 2012. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand is included in Litigation Settlement on the Consolidated Statements of Operations for the year ended February 29, 2012. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Consolidated Balance Sheets at February 29, 2012.

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

Revenue Examinations

As of February 29, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of February 29, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. The IRS examination was finalized in April 2012 in accordance with the tentative settlement. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

Note 20. Foreign Operations

Our exhibitions regularly tour outside the U.S. Approximately 20.7% and 15.5% of our revenues for fiscal 2012 and fiscal 2011, respectively, resulted from exhibition activities outside the U.S. Exhibition activities outside the U.S. represented 24.9% and 43.3% of our total attendance for fiscal 2012 and fiscal 2011, respectively.

Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. Aggregate foreign currency transaction loss included in Net loss in the Consolidated Statement of Operations was $8.9 thousand and $2.3 thousand for fiscal 2012 and 2011, respectively. Foreign currency translation adjustments, as presented in Other comprehensive loss in the Consolidated Balance Sheet, are reflected in the following table (in thousands):

Foreign currency translation gain (loss):
Balance as of February 28, 2010	$(313)
Translation adjustment	(134)

Balance as of February 28, 2011	$(447)

Translation adjustment	(25)

Balance as of February 29, 2012	$(472)

Note 21. Purchase and Registration Rights Agreements

On October 31, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company has the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock, over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).

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

In consideration for entering into the purchase agreement between the Company and LPC dated May 20, 2011, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee. Under the October 30, 2011 Purchase Agreement, the Company is also required to issue up to 149,165 shares of common stock as commitment shares on a pro rata basis as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement. The LPC Purchase Agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that may be received by the Company under the LPC Purchase Agreement are expected to be used for general corporate purposes, including working capital.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement.

Note 22: Asset Purchase Agreement and Related Matters

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

The February 29, 2012 Consolidated Balance Sheet includes property and equipment obtained in the transaction in Property and equipment, the security deposit in Other current assets, and the liabilities assumed as part of the transaction in Short-term portion of notes payable and Long-term portion of notes payable. The acquisition and continuing operations of the Orlando, Florida Titanic exhibition are included in the Company’s Exhibition Management segment.

The proforma results below include the effect of the acquisition as if it had been consummated as of March 1, 2010 (in thousands). The unaudited proforma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of March 1, 2010.

	February 29, 2012	February 28, 2011
Total revenue	$32,376	$46,000

Loss from operations	(5,934)	(13,050)

Net loss	(5,894)	(12,521)

Note 23—Segment Information

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions, which function as separate divisions of Premier. These divisions represent an exhibition management subsidiary and a content subsidiary. As the Company began to manage its operations by segment during the third quarter of fiscal 2012, the Company has reclassified its prior period information to conform to the current period segment presentation.

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

Revenue derived from exhibitions presented outside of the U.S. was $6.6 million and $6.9 million for fiscal 2012 and 2011, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every 4 to 6 months.

All reported revenues were derived from external customers, with the exception of the $1.4 million and $1.5 million in revenue reported for the RMS Titanic for fiscal 2012 and 2011, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue on the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services. The remaining corporate expenses and income taxes are allocated to Exhibition Management.

The following tables reflect the Statements of Operations for fiscal 2012 and 2011, respectively by segment.

	Year Ended February 29, 2012
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$31,710	$1,440	$(1,440)	$31,710
Cost of revenue (exclusive of depreciation and amortization)	18,704	—	(1,440)	17,264

Gross profit	13,006	1,440	—	14,446

Operating expenses:
General and administrative	12,444	1,514	—	13,958
Depreciation and amortization	3,817	105	—	3,922
Loss on disposal of assets	256	—	—	256
Impairment of intangibles and fixed assets	1,348	—	—	1,348
Litigation settlement	783	—	—	783

Total Operating expenses	18,648	1,619	—	20,267

Loss from operations	(5,642)	(179)	—	(5,821)

Other expense	(23)	—	—	(23)

Loss before income tax	(5,665)	(179)	—	(5,844)

Provision for income taxes	(176)	—	—	(176)

Net loss	(5,841)	(179)	—	(6,020)
Less: Net loss attributable to non-controlling interest	(239)	—	—	(239)

Net loss attributable to the shareholders of Premier	$(5,602)	$(179)	$—	$(5,781)

	Year Ended February 28, 2011
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$44,751	$1,490	$(1,490)	$44,751
Cost of revenue (exclusive of depreciation and amortization)	34,949	—	(1,490)	33,459

Gross profit	9,802	1,490	—	11,292

Operating expenses:
General and administrative	17,611	1,603	—	19,214
Depreciation and amortization	5,000	53	—	5,053
Loss on disposal of assets	26	—	—	26

Total Operating expenses	22,637	1,656	—	24,293

Loss from operations	(12,835)	(166)	—	(13,001)

Other income	26	—		26

Loss before income tax	(12,809)	(166)	—	(12,975)

Benefit from income taxes	297	—	—	297

Net loss	(12,512)	(166)	—	(12,678)
Less: Net loss attributable to non-controlling interest	(206)	—	—	(206)

Net loss attributable to the shareholders of Premier	$(12,306)	$(166)	$—	$(12,472)

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

	February 29, 2012	February 28, 2011
Assets:

Exhibition Management	$15,438	$20,599
RMS Titanic	7,465	7,279
Corporate and unallocated	2,714	3,703

Total assets	$25,617	$31,581

Expenditures for additions to long-lived assets by segment for the year ended February 29, 2012 and February 28, 2011 are reflected in the table below (in thousands).

	February 29, 2012	February 28, 2011
Exhibition Management	$2,544	$2,645
RMS Titanic	262	4,246

Total capital expenditures	$2,806	$6,891

Note 24—Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. These assets are reflected in the Consolidated Balance Sheet dated November 30, 2011, at a book value of $7.5 million. The Company has not set a price of sale, and both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

Note 25 – Subsequent Events

Titanic Auction

The formal auction process ended on April 10, 2012, and the Company announced that it was in discussions with multiple parties for the potential purchase of its Titanic artifacts collection and would conduct these negotiations and due diligence in confidence. Consequently, the Company indicated it would provide an additional update to shareholders as soon as practical and the press conference originally scheduled for April 11, 2012, was postponed accordingly.

Arts and Exhibitions International Acquisition

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. Unless renewed our license to exhibit “King Tut II” will expire during fiscal 2013. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company expects to incur approximately $575,000 in transaction related expenses for investment banking, legal, and accounting fees of the acquired business. Newco has also assumed the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments are expected to total $3.2 million. When AEG pays these fees, the balance of the Promissory Note will be increased by the amount of the payment(s).

Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net Revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $696,721 in calendar year 2012; $750,000 in calendar year 2013; $500,000 in calendar year 2014; and $250,000 in calendar years 2015 and 2016.

If the Promissory Note is paid in full prior to the maturity date, Newco will pay AEG 40% of any additional net revenues derived from operation of the acquired assets through the maturity date, after deduction of the 10% management fee and the 10% booking fee, if applicable. If the Promissory Note is not satisfied in full at the maturity date, Newco shall satisfy any shortfall by, at its option, selling some or all of the remaining acquired tangible assets, returning some or all the remaining acquired tangible assets to AEG, or paying the applicable portion of the value of the remaining tangible assets to AEG.

Due to the non-recourse nature of the Promissory Note, if the proceeds from the acquired exhibitions and asset sales described above are not sufficient to satisfy the Promissory Note in full on or prior to the maturity date, then none of the Company, PEM or Newco will have any liability with respect to any shortfall.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Interim President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Chief Operating Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Interim President and Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Interim President and Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Under the supervision of our Interim President and Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, our management concluded that, as of February 29, 2012, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 29, 2012 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.

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

The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 29, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 29, 2012.

Securities Authorized for Issuance under Equity Compensation Plans as of February 29, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Warrants (1)	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,211,919	$2.13	394,268
Equity compensation plans not approved by security holders (3)	115,000	$2.65	N/A

Total	3,326,919	$2.15	394,268

(1)

Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 1,434,741 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 1,777,178 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).

(2)	Column (c) shares that may be issued under our 2009 Plan.
(3)

Represents 55,000 outstanding stock option awards made to employees outside pursuant to individual employment agreements and 60,000 warrants to promoters and licensors outside of our 2000 Plan and 2004 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 29, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 29, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

Schedule II

Valuation and Qualifying Accounts

For the Years Ended February, 29, 2012 and February 28, 2011

(in thousands)

		Additions
	Balance at	Charged to	Charged	Deductions	Balance at
	beginning	costs and	to other	charged to	end of
	of period	expenses	accounts	reserve	period
Year ended February 29, 2012
Allowance for doubtful accounts—accounts receivable	$1,044	$(64)	$—	$669	$311
Allowance for doubtful accounts—notes receivable	$425	$—	$—	$425	$—

Year ended February 28, 2011
Allowance for doubtful accounts—accounts receivable	$697	$530	$—	$183	$1,044
Allowance for doubtful accounts—notes receivable	$46	$299	$80	$—	$425

(b)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By:	/s/ Samuel S. Weiser	Dated: May 24, 2012
Samuel S. Weiser Interim President and Chief Executive Officer (Interim Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Samuel S. Weiser	May 24, 2012
Interim President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ William M. Adams	May 24, 2012
William M. Adams, Director

/s/ Doug Banker	May 24, 2012
Doug Banker, Director

/s/ Ronald C. Bernard	May 24, 2012
Ronald C. Bernard, Director

/s/ Mark McGowan	May 24, 2012
Mark McGowan, Director

/s/ Stephen W. Palley	May 24, 2012
Stephen W. Palley, Director

/s/ Mark A. Sellers, III	May 24, 2012
Mark A. Sellers, III
Chairman of the Board of Directors

/s/ Bruce D. Steinberg	May 24, 2012
Bruce D. Steinberg, Director

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
2.1	Purchase Agreement		8-K	2.1	04-25-12

2.2	Promissory Note		8-K	2.2	04-25-12

3.1	Articles of Incorporation (Commission File Number 000-24452)		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated May 3, 2012		8-K	3.1	03-01-11

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Loan Agreement, dated October 4, 2007, by and between the Company and Bank of America, N.A.		10-Q	10.2	01-09-08

10.5	Promissory Note, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.3	01-09-08

10.6	Pledge Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.4	01-09-08

10.7	Security Agreement, dated October 4, 2007, made by Company in favor of Bank of America, N.A.		10-Q	10.5	01-09-08

10.8	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.9	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.10	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.11	First Amendment, dated September 26, 2008, to Loan Agreement between Bank of America, N.A. and the Company		8-K	99.1	09-30-08

10.12	Renewal Promissory Note of $25,000,000, dated September 26, 2008, made in favor of Bank of America by the Company		8-K	99.2	09-30-08

10.13	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit		Filing Date
10.14	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1		12-04-08

10.15	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1		12-19-08

10.16	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2		12-19-08

10.17	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3		12-19-08

10.18	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1		01-05-09

10.19	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2		01-05-09

10.20	Amended and Restated Employment Agreement, dated January 9, 2009, between Kelli L. Kellar and the Company		8-K	99.1		01-07-09

10.21	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.1		10-20-04

10.22	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.2		10-20-04

10.23	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A		06-28-06

10.24	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1		04-24-09

10.25	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1		04-29-09

10.26	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2		04-29-09

10.27	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC		10-K	10.41	†	05-27-09

10.28	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1		05-13-09

10.29	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2		05-13-09

10.30	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3		05-13-09

10.31	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4		05-13-09

10.32	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4		05-13-09

10.33#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6		07-10-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.34#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.35#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.36#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.37#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.38#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.39#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

10.40#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.41#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.42#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.43#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice		10-K	10.46	05-14-10

10.44#	Employment Agreement, dated May 11, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.45#	Amended Employment Agreement, dated May 11, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

10.46	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.47	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

10.48#	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11-23-10

10.49#	Separation and Release Agreement, dated January 19, 2011, by and between Premier Exhibitions, Inc. and John A. Stone		8-K	10.1	01-25-11

10.50	Purchase Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.1	05-24-11

10.51	Registration Rights Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.2	05-24-11

10.52	Form of Common Stock Purchase Warrant, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.3	05-24-11

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.53	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.		10-Q/A	10.1	12-09-11

10.54	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20 2011		8-K	10.1	12-23-11

10.55#	Employment Agreement, dated February 14, 2012, by and between the Company and Robert Brandon		8-K	10.1	2-17-12

14.1	Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.	X

31.1	Certification of Interim President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.
*	Schedules to this exhibit omitted pursuant to Item 601 (b)(2) Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.