Form 10-Q
period 2012-05-31
PREMIER EXHIBITIONS, INC.
filed 2012-07-13
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares outstanding of the registrant’s common stock on July 6, 2012 was 48,015,406.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MAY 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	May 31,
	2012	February 29,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,691	$2,344
Certificates of deposit and other investments	405	405
Accounts receivable, net of allowance for doubtful accounts of $311 and $311, respectively	1,507	1,390
Merchandise inventory, net of reserve of $28 and $22, respectively	1,383	1,082
Deferred income taxes	44	44
Income taxes receivable	50	246
Prepaid expenses	8,718	1,078
Other current assets	121	88

Total current assets	16,919	6,677

Artifacts owned, at cost	2,968	2,990
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $15,073 and $14,183, respectively	13,146	10,298
Exhibition licenses, net of accumulated amortization of $5,519 and $5,470, respectively	2,179	2,228
Film and gaming assets, net of accumulated amortization of $206 and $175, respectively	3,127	3,158
Other receivables, net of allowance for doubtful accounts of $296 and $206, respectively	14	15
Long-term exhibition costs	618	—
Subrogation rights	250	250

Total Assets	$39,222	$25,617

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,082	$4,710
Deferred revenue	2,285	2,254
Current portion of notes payable	4,351	505

Total current liabilities	11,718	7,469

Long-Term liabilities:
Lease abandonment	2,253	2,397
Deferred income taxes	44	44
Long-term portion of notes payable	3,636	575

Total long-term liabilities	5,933	3,016

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 47,957,927 and 47,883,927 shares, respectively; outstanding 47,955,918 and 47,881,918 shares, respectively	5	5
Additional paid-in capital	52,844	52,479
Accumulated deficit	(35,650)	(36,866)
Accumulated other comprehensive loss	(480)	(485)
Less treasury stock, at cost; 2,009 shares	(1)	(1)

Equity attributable to shareholders of Premier Exhibitions, Inc.	16,718	15,132

Equity attributable to non-controlling interest	4,853	—

Total liabilities and shareholders’ equity	$39,222	$25,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended May 31,
	2012	2011
Revenue:
Exhibition revenue	$8,989	$8,671
Merchandise revenue	2,310	1,053
Management fee	111	—
Licensing fee	50	—

Total revenue	11,460	9,724

Cost of revenue:
Exhibition costs	4,390	3,848
Cost of merchandise sold	798	338

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,188	4,186

Gross profit	6,272	5,538

Operating expenses:
General and administrative	3,936	3,412
Depreciation and amortization	914	1,055

Total operating expenses	4,850	4,467

Income from operations	1,422	1,071
Interest expense	(53)	—
Other income	12	7

Income before income taxes	1,381	1,078

Income tax expense	112	—

Net income	1,269	1,078
Less: Net (income)/loss attributable to non-controlling interest	(53)	25

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,216	$1,103

Net income per share:
Basic income per common share	$0.03	$0.02

Diluted income per common share	$0.02	$0.02

Shares used in basic per share calculations	47,938,614	47,240,449

Shares used in diluted per share calculations	49,095,207	47,962,112

Comprehensive Income	$1,222	$1,122

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Three Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,269	$1,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914	1,055
Lease abandonment	(144)	(168)
Stock-based compensation	230	182
Allowance for doubtful accounts	90	—
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(117)	926
(Increase)/decrease in merchandise inventory, net of reserve	(301)	68
Decrease in notes receivable	—	200
Decrease in prepaid expenses	95	227
Decrease in artifacts owned	—	—
(Increase)/decrease in other assets	(33)	76
Decrease in income taxes receivable	196	—
Increase in other receivables	(89)
Increase/(decrease) in deferred revenue	31	(993)
Increase/(decrease) in accounts payable and accrued liabilities	372	(1,422)

Total adjustments	1,244	151

Net cash provided by operating activities	2,513	1,229

Cash flows from investing activities:
Purchases of property and equipment	(174)	(346)
Decrease in artifacts	22	8
Non-controlling investment in consolidated joint venture	—	25

Net cash used in investing activities	(152)	(313)

Cash flows from financing activities:
Proceeds from option and warrant exercises	136	5
Payments on notes payable	(156)	—

Net cash (used in) provided by financing activities	(20)	5

Effects of exchange rate changes on cash and cash equivalents	6	22

Net increase in cash and cash equivalents	2,347	943
Cash and cash equivalents at beginning of period	2,344	3,764

Cash and cash equivalents at end of period	$4,691	$4,707

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20	$—

Cash (received)/paid during the period for taxes	$(120)	$28

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$3

Assets purchased with notes payable	$11,917	$—

Non-cash change in notes payable, net	$(24)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Background and Basis of Presentation

Description of Business

Premier Exhibitions, Inc. and subsidiaries (the “Company” or “Premier”) is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purpose of exploring the wreck of the Titanic and its surrounding oceanic areas. In May of 1993, R.M.S. Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional wholly-owned subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 6.5% of our revenues and 13.1% of attendance for the three months ended May 31, 2012 compared with 27% and 35%, respectively for the three months ended May 31, 2011 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Corporate Structure

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

The restructuring of the Company and changes in its management reflect that Premier has two operating segments – Exhibition Operations (PEM) and Content Management (RMST).

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2012, our results of operations for the three months ended May 31, 2012 and 2011 and cash flows for the three months ended May 31, 2012 and 2011. The data in the consolidated balance sheet as of February 29, 2012 was derived from our audited consolidated balance sheet as of February 29, 2012, as presented in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture. Our operating results for the three months ended May 31, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2013 (“fiscal 2013”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2012 Annual Report on Form 10-K.

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

•

Two-statement approach: Present the components of net income and total net income in the statement of net income. A statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with the total of comprehensive income.

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have an effect on the Company’s financial position or results of operations, but only impacted how certain information related to OCI is presented in the financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)

In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have an effect on the Company’s financial position or results of operations, but only impacted how certain information related to OCI is presented in the financial statements.

2. Income Per Share Data

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

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended May 31,
	2012	2011
Numerator:
Net income attributable to shareholders (in thousands)	$1,216	$1,103
Denominator:
Basic weighted-average shares outstanding	47,938,614	47,240,449
Effect of dilutive stock options and warrants	1,156,593	721,663

Diluted weighted-average shares outstanding	49,095,207	47,962,112

Net income per share:
Basic	$0.03	$0.02

Diluted	$0.02	$0.02

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended May 31,
	2012	2011
Warrants	6,000	60,000
Stock options	1,145,032	1,446,698

Total	1,151,032	1,506,698

3. Total Comprehensive Income

The following table provides a summary of total comprehensive income for the applicable periods (in thousands):

	Three Months Ended May 31,
	2012	2011
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,216	$1,103

Other comprehensive income:
Unrealized loss on marketable securities	—	(3)
Net foreign currency translation gain	6	22

Total comprehensive income	$1,222	$1,122

4. Assets Related to 2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.

We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands):

	May 31, 2012	Februrary 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	206	175
Accumulated depreciation	212	158

Expedition costs capitalized, net	$4,090	$4,175

Costs associated with the expedition web point of presence are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand for the three months ended May 31, 2012 and 2011.

The Company recorded an amortization charge of $31 thousand for the 2D documentary in the three months ended May 31, 2012, as calculated over a five-year life, based on the methodology outlined in Accounting Standards Codification (“ASC”) 926 “Entertainment – Films” (“ASC 926”), as the Company recognized $50,000 in 2D licensing revenue during the period. No amortization was recorded in the three months ended May 31, 2011 as the Company did not receive any 2D licensing revenue during this period. The 3D exhibitry was placed in service in April 2012 and depreciation of $28 thousand was recorded in the three months ended May 31, 2012.

The 3D film and gaming application assets have not been placed in service and, therefore, no associated amortization or depreciation has been recorded for these assets.

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, and gaming assets are included in Film and gaming assets on the Condensed Consolidated Balance Sheets.

5. Notes Payable

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. Based upon an imputed interest rate of 7.6%, the net present value of these payments was approximately $1.4 million as of the date of the transaction. As of May 31, 2012 the short-term portion of the note payable was $0.5 million and the long-term portion was $0.4 million.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. Based upon the expected repayment amount of $8.0 million and an imputed interest rate of 5.75%, the fair value of this note was approximately $7.1 million as of April 20, 2012. The Company originally recorded the note at $14.2 million, it was reduced by $6.2 million for the amount that is not expected to be repaid based upon the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. As of May 31, 2012 the short-term portion of the note payable was $3.9 million and the long-term portion was $3.2 million.

6. Non-controlling Interest

S2BN Entertainment Corporation

The Company and S2BN Entertainment Corporation (“S2BN”) terminated their joint venture to develop, design and produce future exhibitions. The Company and S2BN entered into this joint venture arrangement on May 14, 2010 whereby each entitiy owned 50 percent of the joint venture and shared equally in the funding requirements and profits and losses of the joint venture exhibitions.

The Company entered into a License Agreement (the “Agreement”) with Playboy Enterprises International, Inc. (“Playboy”) in May of 2008 for the right to present and promote new exhibitions related to the Playboy brand. The Company and S2BN agreed to jointly develop, design, and produce a Playboy exhibit, and S2BN agreed to reimburse 50 percent of the enumerated costs incurred related to this initial exhibit concept under the joint venture arrangement.

Although the Company did not have a controlling financial interest in the joint venture, we determined that consolidation was appropriate due to assessment of the Company’s participation in the financial and operational decisions of the joint venture made in the ordinary course of business, as outlined in ASC 810-10-25. Therefore, the joint venture’s results were consolidated into the Company’s financial statements and reflected as a non-controlling interest.

On August 25, 2011 the Company notified Playboy that the joint venture was terminating the Agreement pursuant to its unilateral termination right in the Agreement. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand at the date of termination, the Company and S2BN contend that Playboy previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which included withholding any such final license fee installment).

During the portion of fiscal 2012 that the Agreement was in effect, the Company incurred expenditures for exhibition rights of $50 thousand and received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date.

Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $4.8 million as part of this transaction. The Company used level 3 inputs based upon Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM. During the first quarter of 2012 the net income related to the non-controlling interest in PEM was $53 thousand.

7. Legal Proceedings and Contingencies

Status of Salvor-in-Possession and Interim Salvage Award Proceedings

The Company has been party to a salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem for nearly 20 years. The Company has served as sole salvor-in-possession of the Titanic wreck site since 1994. On August 12, 2010, the U. S. District Court for the Eastern District of Virginia (the “District Court”) issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004 (the “Post 1987 Artifacts”). The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court reserved the right to determine whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Trust Account as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Trust Account is $75,000.

During these proceedings, on July 2, 2004, the District Court also rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition (the “1987 Artifacts”). RMST appealed the July 2, 2004 District Court order to the Appellate Court. On January 31, 2006, the Appellate Court reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Appellate Court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. These artifacts were not part of the August 2011 award, but are subject to certain of the covenants and conditions agreed to by the Company.

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

On February 24, 2012, the Company filed suit against Dr. Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleges that Messrs. Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Mr. Geller, the Company’s former CEO, is alleged to have tortiously interfered with the Company’s contractual rights in connection with the European exhibitions. Mr. Geller has been served with the complaint and has filed an Answer to the claims against him. Service of the Complaint upon Hoffen and Dr. Sui has not yet been accomplished. Discovery against Mr. Geller is underway. It is premature to assess the likelihood of success or the amount of any potential recovery at this time.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses for the year ended February 29, 2012. In fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand was recorded in fiscal 2012. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable is reflected in Accounts payable and accrued liabilities on the Consolidated Balance Sheet at May 31, 2012.

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection.

Proposed Legislation and Government Inquiries

On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies.The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City. The Company has voluntarily agreed to similar disclosures with the states of Washington, Missouri, and Oklahoma.

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

Revenue Examinations

As of May 31, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of May 31, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. The IRS examination was finalized in April 2012 in accordance with the tentative settlement. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement. No shares were issued during the first quarter of fiscal 2013.

9. Asset Purchase Agreement and Related Matters

Transaction — Orlando

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.

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

Transaction —Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. Unless renewed, our license to exhibit “King Tut II” will expire during fiscal 2013 and “Cleopatra” in fiscal 2014. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company expects to incur approximately $575,000 in transaction related expenses for investment banking, legal, and accounting fees of the acquired business. Through May 31, 2012, $442,000 has been incurred. Newco has also assumed the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments are expected to total $3.2 million. When AEG pays these fees, the balance of the Promissory Note will be increased by the amount of the payment(s).

Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net Revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $697 thousand in calendar year 2012; $750 thousand in calendar year 2013; $500 thousand in calendar year 2014; and $250 thousand in calendar years 2015 and 2016.

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

A summary of the allocation of the purchase price of the Arts and Exhibition International, LLC acquisition is presented as follows in thousands:

Consideration:
Non-recourse note payable	$7,117
Non-controlling interest in PEM, Inc.	4,800

Fair value of total consideration	$11,917

Acquisition-related cost (included in general and administrative expenses for the quarter ended May 31, 2012	$325

Recognized amount of identifable assets aquired:
Prepaid expenses	$7,735
Fixed assets: Exhibitry	3,564
Long-term exhibition costs	618

Total identifable assets	$11,917

The pro forma information below includes the effect of the Orlando and Arts and Exhibitions International, LLC acquisition as if they had been consummated as of March 1, 2011 (in thousands). The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of March 1, 2011.

	Three Months Ended May 31,
	2012	2011
Total revenue	$11,648	$10,222

Income from operations	1,511	1,393

Net income	1,257	1,087

10. Segment Information

The Company has two reportable segments — Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), and Dialog in the Dark exhibitions. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $750 thousand and $2.6 million for the three months ended May 31, 2012 and 2011, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $687 thousand and $454 thousand reported for the RMS Titanic segment for the three months ended May 31, 2012 and 2011, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services. The remaining corporate expenses and income taxes are allocated to the Exhibition Management segment.

The following tables reflect the Statements of Operations for the three months ended May 31, 2012 and 2011 by segment (in thousands):

	Three Months Ended May 31, 2012
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$11,460	$687	($687)	$11,460
Cost of revenue (exclusive of depreciation and amortization)	5,875	—	(687)	5,188

Gross profit	5,585	687	—	6,272

Operating expenses:
General and administrative	3,380	556	—	3,936
Depreciation and amortization	859	55	—	914

Total Operating expenses	4,239	611	—	4,850

Income from operations	1,346	76	—	1,422

Other income (expense)	(41)	—	—	(41)

Income before income tax	1,305	76	—	1,381

Income tax expense	112	—	—	112

Net income	1,193	76	—	1,269
Less: Net income attributable to non-controlling interest	(53)	—	—	(53)

Net iincome attributable to the shareholders of Premier Exhibitions, Inc.	$1,140	$76	$—	$1,216

	Three Months Ended May 31, 2011
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$9,724	$454	$(454)	$9,724
Cost of revenue (exclusive of depreciation and amortization)	4,640	—	(454)	4,186

Gross profit	5,084	454	—	5,538

Operating expenses:
General and administrative	2,972	440	—	3,412
Depreciation and amortization	1,029	26	—	1,055

Total Operating expenses	4,001	466	—	4,467

Income (loss) from operations	1,083	(12)	—	1,071

Other income	7			7

Income (loss) before income tax	1,090	(12)	—	1,078

Income tax expense	—	—	—	—

Net income	1,090	(12)	—	1,078
Less: Net loss attributable to non-controlling interest	25	—	—	25

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,115	$(12)	$—	$1,103

The assets in the Exhibition Management segment include exhibitry, leasehold improvements, venue license agreements, and other assets necessary for operation of the Company’s exhibitions. The RMS Titanic segment contains all of the Titanic assets (other than the Orlando “Titanic: The Experience” exhibition and certain venue Titanic license agreements entered into by PEM), including title to all of the recovered artifacts in the Company’s possession and all related intellectual property (video, photos, maps, etc.). The Company’s assets by segment are reflected in the following table (in thousands):

	As of
	May 31, 2012	February 29, 2012
Exhibition Management	$26,585	$15,438
RMS Titanic	7,382	7,465
Corporate and unallocated	5,255	2,714

Total assets	$39,222	$25,617

Expenditures for additions to long-lived assets by segment for the three months ended May 31, 2012 and 2011 are reflected in the table below (in thousands):

	Three Months Ended May 31,
	2012	2011
Exhibition Management	$174	$346
RMS Titanic	—	—

Total capital expenditures	$174	$346

11. Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. The Company has not set a price of sale, and both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

12. Subsequent Events

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Mr. Weiser, age 52, served as Interim Chief Financial of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

On June 29, 2012, the Company and Mr. Weiser also entered into an Employment Agreement (the “Agreement”). The Agreement provides for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company. The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Weiser a salary of $360,000 per year. In addition, Mr. Weiser will receive 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to six months salary as severance plus vesting of his equity awards. Effective with the signing of this Agreement, the parties terminated the existing consulting agreement between the Company, Foxdale Management, LLC and Mr. Weiser pursuant to which he provided services as Interim President and Chief Executive Officer.

The Company also announced on July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012. Mr. Norman, age 52, previously served as President of the Arts and Exhibitions International division of AEG Live, until its April 2012 acquisition by the Company and Arts and Exhibitions International, LLC. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX entertainment.

On June 25, 2012, Arts and Exhibitions International, LLC, and Mr. Norman also entered into an Employment Agreement (the “Norman Agreement”). The Norman Agreement provides for Mr. Norman’s employment for a two year term as President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC). The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Norman a salary of $320,000 per year. In addition, Mr. Norman has the opportunity to earn an annual cash bonus of up to 100% of his base salary. The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management LLC. Upon a termination without cause or by Mr. Norman for good reason, as such terms are defined in the Norman Agreement, Mr. Norman would be entitled to six months salary as severance.

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

You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012 (“fiscal 2012”), as filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 29, 2012.

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

Corporate Structure and Management

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Mr. Weiser, age 52, served as Interim Chief Financial of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

On June 29, 2012, the Company and Mr. Weiser also entered into an Employment Agreement (the “Agreement”). The Agreement provides for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company. The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Weiser a salary of $360,000 per year. In addition, Mr. Weiser will receive 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to six months salary as severance plus vesting of his equity awards. Effective with the signing of this Agreement, the parties terminated the existing consulting agreement between the Company, Foxdale Management, LLC and Mr. Weiser pursuant to which he provided services as Interim President and Chief Executive Officer.

The Company also announced on July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012. Mr. Norman, age 52, previously served as President of the Arts and Exhibitions International division of AEG Live, until its April 2012 acquisition by the Company and Arts and Exhibitions International, LLC. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX entertainment.

On June 25, 2012, Arts and Exhibitions International, LLC, and Mr. Norman also entered into an Employment Agreement (the “Norman Agreement”). The Norman Agreement provides for Mr. Norman’s employment for a two year term as President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC). The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Norman a salary of $320,000 per year. In addition, Mr. Norman has the opportunity to earn an annual cash bonus of up to 100% of his base salary. The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management LLC. Upon a termination without cause or by Mr. Norman for good reason, as such terms are defined in the Norman Agreement, Mr. Norman would be entitled to six months salary as severance.

Overview

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

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

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary. As of May 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies...The Exhibition” and “Bodies Revealed”	2	5	7
“Dialog in the Dark”	1	—	1
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	6	15	21

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

We first became known for our Titanic exhibitions which present the story of the ill-fated ocean liner, the R.M.S. Titanic (the “Titanic”). The Titanic has captivated the imaginations of millions of people throughout the world since 1912 when she struck an iceberg and sank in the North Atlantic approximately 400 miles off the coast of Newfoundland on her maiden voyage. More than 1,500 of the 2,228 lives on board the Titanic were lost.

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of May 31, 2012, we had the ability to present 9 concurrent Titanic exhibitions.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of May 31, 2012, we had the ability to present 7 concurrent human anatomy exhibitions.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012. As of May 31, 2012, we had the ability to present one “Dialog in the Dark” exhibition. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Management has created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis. Additionally, management began to strategize on ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to capitalize in 2012 on the 100 year anniversary of the maiden voyage and sinking of the Titanic.

Exhibitions

“Titanic: The Artifact Exhibition”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. Approximately 24 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the three months ended May 31, 2012, we presented 9 separate Titanic exhibitions at 9 venues, including “Titanic: The Experience”.

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

Titanic Expeditions

In August 1987, TVLP contracted with the Institute of France for the Research and Exploration of the Sea (“IFREMER”) to conduct an expedition and dive to the wreck of the Titanic. Approximately 2,000 objects were recovered and 140 hours of video tape footage and an estimated seven thousand still hotographs were taken during the course of the 32 dives in that original expedition. A French maritime tribunal subsequently conveyed to us title to these artifacts. In 1993, RMST acquired all of the assets and assumed all of the liabilities of TVLP. In July 2004, the U.S. District Court for the Eastern District of Virginia (the “District Court”) concluded that such conveyance by the French tribunal was not valid and sought to deprive us of title to these artifacts. We appealed that decision to the U.S. Court of Appeals for the Fourth Circuit (the “Appellate Court”). On January 31, 2006, the Court of Appeals reversed and vacated the ruling of the lower court. This decision reaffirmed the validity of our title to the approximately 2,000 artifacts recovered during the 1987 expedition.

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

	May 31, 2012	Februrary 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	206	175
Accumulated depreciation	212	158

Expedition costs capitalized, net	$4,090	$4,175

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $26 thousand for the three months ended May 31, 2012 and 2011.

In addition, during fiscal 2011 the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D documentary, 3D film, 3D exhibitry or gaming applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management. During fiscal 2012, as additional assets were developed by our vendors, an additional $262 thousand in underwater gear and filming cost was capitalized.

Costs associated with the production of the 2D documentary and 3D films and the development of 3D exhibitry were capitalized in accordance with ASC 926 “Entertainment – Films” (“ASC-926”), as they meet the definition of film costs. ASC 926-20 defines films costs as all direct negative costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest in accordance with ASC 926.

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

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. The Company recorded approximately $158 thousand in amortization related to this usage. The Company recorded an amortization charge of $31 thousand in the three months ended May 31, 2012, as calculated over a five-year life, based on the methodology outlined in ASC 926 described above, as the Company recognized $50 thousand in 2D licensing revenue during the period. No amortization was recorded in the three months ended May 31, 2011 as the Company did not receive any 2D licensing revenue during this period.

The 3D exhibitry was placed in service in April 2012 and depreciation of $28 thousand was recorded in the three months ended May 31, 2012.

The 3D film and gaming application assets have not been placed in service, and therefore, no associated amortization or depreciation has been recorded for these assets.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the first quarter of 2013, we presented 7 separate Bodies exhibitions at 8 venues.

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

“Dialog in the Dark”

In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We closed our “Dialog in the Dark” exhibit in Atlanta, Georgia in March 2012. We currently operate a “Dialog in the Dark” exhibit in New York City.

Arts and Exhibitions International, LLC (“AEI”)

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs“

For the first time in a generation, King Tut’s treasures are under license from Egypt’s Supreme Council of Antiquities and are drawing record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun’s tomb, including King Tut’s golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut’s mummy and what it is telling researchers about his life and death. More than seven million visitors have attended the exhibition to date.

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

“Real Pirates“

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

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 6.5 percent of our revenues and 13.1 percent of attendance for the three months ended May 31, 2012 compared with 27 percent and 35 percent, respectively, for the three months ended May 31, 2011 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended May 31, 2012 Compared to the Quarter Ended May 31, 2011

An analysis of our condensed consolidated Statements of Operations for the three months ended May 31, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	May 31, 2012	May 31, 2011	2012 vs. 2011
	(In thousands except percentages and per share data)
Revenue	$11,460	$9,724	17.9%
Cost of revenue (exclusive of depreciation and amortization)	5,188	4,186	23.9%

Gross profit	6,272	5,538	13.3%

Gross profit as a percent of revenue	54.7%	57.0%
Operating expenses	4,850	4,467	8.6%

Income from operations	1,422	1,071	32.8%
Interest expense	(53)	—	100.0%
Other income	12	7	71.4%

Income before income tax	1,381	1,078	28.1%
Income tax expense	112	—	100.0%

Effective tax rate	8.1%	0.0%
Net income	1,269	1,078	17.7%
Less: Net (income)/loss attributable to non-controlling interests	(53)	25	312.0%

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,216	$1,103	10.2%

Income per share:
Basic income per share	$0.03	$0.02

Diluted net income per share	$0.02	$0.02

Revenue. During the three months ended May 31, 2012, total revenue increased by $1.7 million, or 17.9%, to $11.5 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	2012	2011
Exhibition Revenue
Admissions revenue	$7,513	$7,613
Non-refundable license fees for current exhibitions	1,476	1,058

Total Exibition revenue	8,989	8,671
Merchandise Revenue	2,310	1,053
Management Fee	111	—
Licensing Fee	50	—

Total Revenue	$11,460	$9,724

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,361	1,213
Attendance (in thousands)	824	669
Average attendance per operating day	605	551
Average ticket price per pre-partner split	$15.06	$16.29
Average merchandise sales per ticket sold	$2.30	$1.57

These key non- financial measurements do not include the AEI properties.

Exhibition revenue increased by $0.3 million to $9.0 million mainly driven by the increase in the number of exhibitions from 17 in the first quarter of fiscal 2012 to 18 in the first quarter of fiscal 2013. We do not recognize exhibition revenue or merchandise for the four exhibitions purchased from AEI but instead receive a management fee for managing these properties.

As of May 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies...The Exhibition” and “Bodies Revealed”	2	5	7
“Dialog in the Dark”	1	—	1
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	6	15	21

With 18 exhibitions presented, the Company experienced a corresponding increase in attendance from approximately 669,000 in the first quarter of fiscal 2012 to approximately 824,000 in the first quarter of fiscal 2013. We attribute this increase in exhibitions and attendance in large part to the to the Titanic’s 100 year anniversary. Revenue from self-run exhibitions was 69% of total revenue in the first quarter of fiscal 2013, compared to 76% of revenue for the first quarter of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits and 0% of touring exhibits for the first quarter of fiscal 2013, as compared to 80% stationary exhibits and 20% touring exhibits for the first quarter of fiscal 2012. These comparisions exclude the AEI portfolio.

Merchandise revenue increased $1.3 million to $2.3 million for the three months ended May 31, 2012. This increase is primarily the result of online merchandise sales on our e-commerce website, which was re-launched during the third quarter of fiscal 2012, an increase in Titanic exhibitions from 6 in the first quarter of fiscal 2012 to 9 in the first quarter of 2013, and special events with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100 year anniversary of the sinking of the Titanic.

Management fee revenue increased due to the management of the AEI properties from April 20, 2012 through May 31, 2012. This is a new revenue stream in fiscal 2013.

Licensing revenue increased due to revenue received for the use of our intellectual property by a magazine during the first quarter of fiscal 2013.

Cost of revenue. During the three months ended May 31, 2012, total cost of revenue increased by $1.0 million, or 23.9%, to $5.2 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
			Percent
	2012	2011	2012 vs. 2011
Exhibition costs

Production	$147	$367	(59.9)%
Operating Expenses	2,481	2,863	(13.3)%
Marketing	1,762	618	185.1%

	4,390	3,848	14.1%

Exhibition expense as percent of exhibition revenue	48.8%	44.4%
Cost of merchandise	798	338	136.1%
Cost of merchandise as percent of merchandise revenue	34.5%	32.1%

Total	$5,188	$4,186	23.9%

Cost of revenue as a percent of total revenue	45.3%	43.0%

Our exhibition costs of $4.4 million for the three months ended May 31, 2012 increased 14.1%, or $0.5 million, compared to the same period last year due mainly to an increase in marketing expense only partially offset by decreases in production and operating expenses.

Cost of merchandise as a percent of merchandise revenue increased from 32.1% in the first quarter of fiscal 2012 to 34.5% in the first quarter of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the three months ended May 31, 2012, our total gross profit increased by $0.8 million as we generated a gross profit of $6.3 million compared to $5.5 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses increased by $524 thousand to $3.9 million for the three months ended May 31, 2012 compared to the same period last year. The increase relates mainly to higher professional fees related to the AEI acquisition and an increase in severance and bonus expense.

Our depreciation and amortization expenses decreased $141 thousand in the three months ended May 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

No assets were disposed of in the first quarter of fiscal 2013 or 2012.

Income from operations. We realized income from operations of $1.4 million in the first quarter of fiscal 2013 as compared to $1.1 million for the first quarter of fiscal 2012 mainly due to $1.7 million in higher revenue offset primarily by $1.0 million in higher cost of revenues and $0.4 million in higher operating expenses.

Other Income (expense). We recognized interest expense of $53 thousand on our notes payable during the first quarter of fiscal 2013 as compared to $0 in the first quarter of fiscal 2012.

Income tax expense. We recorded income tax expense for the three months ended May 31, 2012 of $112 thousand as compared to no income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net income attributable to non-controlling interest. This represents the income AEI earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income. We realized net income of $1.2 million for the three months ended May 31, 2012 as compared to $1.1 million for the same period last year.

Income per share. Basic income per common share for the quarters ended May 31, 2012 and 2011 was $0.03 and $0.02, respectively. Diluted income per share for the quarters ended May 31, 2012 and 2011 was $0.02 and $0.02, respectively. The basic and fully diluted weighted average shares outstanding for the three months ended May 31, 2012 and 2011 were as follows:

	Three Months Ended May 31,
	2012	2011
Basic weighted-average shares outstanding	47,938,614	47,240,449
Effect of dilutive stock options and warrants	1,156,593	721,663

Diluted weighted-average shares outstanding	49,095,207	47,962,112

The Quarter Ended May 31, 2012 Compared to the Quarter Ended May 31, 2011 — Segment results

Exhibition Management

An analysis of operations for our Exhibition Management segment for the three months ended May 31, 2012 and 2011, with percent changes, follows:

	Three Months Ended May 31,
	2012	2011	% Change
	(In thousands except percentages)
Revenue	$11,460	$9,724	17.9%
Cost of revenue (exclusive of depreciation and amortization)	5,875	4,640	26.6%

Gross profit	5,585	5,084	9.9%

Gross profit as a percent of revenue	48.7%	52.3%
Operating expenses	4,239	4,001	5.9%

Income from operations	1,346	1,083	24.3%

Other (expense)/income	(41)	7	685.7%

Income before income tax	1,305	1,090	19.7%

Income tax expense	112	—	100.0%

Effective tax rate	8.6%	0.0%
Net income	1,193	1,090	9.4%
Less: Net (income)/ loss attributable to non-controlling interest	(53)	25	312.0%

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,140	$1,115	2.2%

Revenue. During the three months ended May 31, 2012, total revenue increased by $1.7 million, or 17.9%, to $11.5 million compared to the same period last year, as reflected in the following table (in thousands):

	Three Months Ended
	May 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$7,513	$7,613
Non-refundable license fees for current exhibitions	1,476	1,058

Total Exhibition revenue	8,989	8,671
Merchandise Revenue	2,310	1,053
Management Fee	111	—
Licensing Fee	50	—

Total Revenue	$11,460	$9,724

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,361	1,213
Attendance (in thousands)	824	669
Average attendance per operating day	605	551
Average ticket price per pre-partner split	$15.06	$16.29
Average merchandise sales per ticket sold	$2.30	$1.57

These key non-financial measurements do not include the AEI properties.

Exhibition revenue

Exhibition revenue increased by $0.3 million to $9.0 million mainly driven by the increase in the number of exhibitions from 17 in the first quarter of fiscal 2012 to 18 in the first quarter of fiscal 2013. We do not recognize exhibition revenue or merchandise revenue for the four exhibitions purchased from AEI but instead receive a management fee for managing these properties.

As of May 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies...The Exhibition” and “Bodies Revealed”	2	5	7
“Dialog in the Dark”	1	—	1
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	6	15	21

With 18 exhibitions presented, the Company experienced a corresponding increase in attendance from approximately 669,000 in the first quarter of fiscal 2012 to approximately 824,000 in the first quarter of fiscal 2013. We attribute this increase in exhibitions and attendance in large part to the Titanic’s 100 year anniversary. Revenue from self-run exhibitions was 69% of total revenue in the first quarter of fiscal 2013, compared to 76% of revenue for the first quarter of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits and 0% of touring exhibits for the first quarter of fiscal 2013, as compared to 80% stationary exhibits and 20% touring exhibits for the first quarter of fiscal 2012. These comparisions exclude the AEI portfolio.

Merchandise revenue increased $1.3 million to $2.3 million for the quarter ended May 31, 2012. This increase is primarily the result of online merchandise sales on our e-commerce website, which was re-launched during the third quarter of fiscal 2012, an increase in Titanic exhibitions from 6 in the first quarter of fiscal 2012 to 9 in the first quarter of 2013, and special events with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100 year anniversary of the sinking of the Titanic. We do not recognize merchandise revenue for the four exhibitions purchased from AEI but instead receive a management fee for managing these properties.

Management fee revenue increased due to the management of the AEI properties from April 20, 2012 through May 31, 2012. This is a new revenue stream in fiscal 2013.

Licensing revenue increased due to revenue received for the use of our intellectual property by a magazine during the first quarter of fiscal 2013.

Cost of revenue. During the three months ended May 31, 2012, total cost of revenue increased by $1.2 million, or 26.6%, to $5.9 million compared to the same period last year as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent
	May 31, 2012	May 31, 2011	2012 vs. 2011
Exhibition costs

Production	$147	$367	(59.9)%
Operating Expenses	3,168	3,317	(4.5)%
Marketing	1,762	618	185.1%

	5,077	4,302	18.0%

Exhibition expense as percent of exhibition revenue	56.5%	49.6%
Cost of merchandise	798	338	136.1%
Cost of merchandise as percent of merchandise revenue	34.5%	32.1%

Total	$5,875	$4,640	26.6%

Cost of revenue as a percent of total revenue	51.3%	47.7%

Gross profit. During the three months ended May 31, 2012, our total gross profit increased by $0.5 million, as in the first quarter of fiscal 2013 we generated a gross profit of $5.6 million compared to a gross profit of $5.1 million for the same quarter of last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue, as outlined above.

Operating expenses. Our general and administrative expenses increased by $408 thousand to $3.4 million in the first quarter of fiscal 2013 compared to the same period in fiscal 2012. The increase relates mainly to higher professional fees related to the AEI acquision and an increase in severance and bonus expense.

Our depreciation and amortization expenses decreased $170 thousand in the three months ended May 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

No assets were disposed of in the first quarter of fiscal 2013 or 2012.

Income from operations. We realized income from operations of $1.3 million in the first quarter of fiscal 2013 as compared to $1.2 million for the first quarter of fiscal 2012 mainly due to $1.7 million in higher revenue offset slightly by $1.2 million in higher cost of revenues and $0.2 million in higher operating expenses.

Other Income (expense). We recognized interest expense of $53 thousand on our notes payable during the first quarter of fiscal 2013 as compared to $0 in the first quarter of fiscal 2012.

Income tax expense. We recorded income tax expense for the three months ended May 31, 2012 of $112 thousand as compared to no income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net income attributable to non-controlling interest. This represents the income AEI earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income. We realized net income of $1.1 million for the three months ended May 31, 2012 as compared to $1.1 million for the same period last year.

RMS Titanic

An analysis of operations for our RMS Titanic segment for the three months ended May 31, 2012 and 2011 with percent changes, follows:

	Three Months Ended May 31,
	2012	2011	% Change
	(In thousands except percentages)
Revenue	$687	$454	51.3%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	687	454	51.3%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	611	466	31.1%

Net income (loss)	$76	$(12)	733.3%

Revenue. During the three months ended May 31, 2012, total revenue increased by $233 thousand, or 51.3%, to $0.7 million compared to the same period in the prior year due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic sales. As Titanic revenues increased to $6.9 million from $4.5 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 51.3% increase in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended May 31, 2012 increased 31.1% from the same period in the prior year mainly due to an an increase in severance and bonus expense.

Net income (loss). Income for the three months ended May 31, 2012 was $76 thousand compared to a loss of $12 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the three months ended May 31, 2012 and 2011:

Selected cash flow information:

	Three Months Ended May 31,
	2012	2011
Net cash provided by operating activities	$2,513	$1,229
Net cash used in investing activities	(152)	(313)
Net cash (used in) provided by financing activities	(20)	5
Effects of exchange rate changes on cash and cash equivalents	6	22

Net increase in cash and cash equivalents	$2,347	$943

Operating Activities. For the three months ended May 31, 2012, cash provided by operating activities was $2.5 million, compared to cash provided by operations of $1.2 million for the period ended May 31, 2011. The increase is primarily due to the change in our operating assets and liabilities.

Investing Activities. Cash used in investing activities was $152 thousand for the three months ended May 31, 2012 compared to $313 thousand for the three months ended May 31, 2011. Of the cash used by investing activities, the majority was used to purchase property and equipment of $174 thousand and $346 thousand for the three months ended May 31, 2012 and 2011, respectively.

Financing Activities. Cash used in financing activities was $20 thousand for the three months ended May 31, 2012 compared to cash provided of $5 thousand for the three months ended May 31, 2011. Cash used in financing activities in fiscal 2013 relates to repayment of notes payable which was largely offset by proceeds related to the exercise of stock options and warrants. Cash provided by financing for the first quarter of fiscal 2012 related to proceeds from stock option and warrant exercises.

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

During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. No shares were issued during the three months ended May 31, 2012.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2012 other than the changes noted below

Arts and Exhibitions International, LLC Non-Recourse Promissory Note

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $14.2 million, it was reduced by $6.2 million for the amount that is not expected to be repaid based upon the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. As of May 31, 2012 the short-term portion of the note payable was $3.9 million and the long-term portion was $3.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2012.

Recent Accounting Pronouncements

Recently Adopted

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

•

Two-statement approach: Present the components of net income and total net income in the statement of net income. A statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with the total of comprehensive income.

The guidance also requires an entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have an effect on the Company’s financial position or results of operations, but only impacted how certain information related to OCI is presented in the financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in International Financial Reporting Standards (“IFRS”). This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-05)

In December 2011, the FASB amended its recently issued accounting guidance by deferring the effective date pertaining to the presentation of reclassifications of items out of accumulated comprehensive income. All other requirements in ASU 2011-05 are not affected by this deferral. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective March 1, 2012. The adoption of this guidance did not have an effect on the Company’s financial position or results of operations, but only impacted how certain information related to OCI is presented in the financial statements.

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

PART II—OTHER INFORMATION

Information presented in PART I of this FORM 10-Q is incorporated herein by reference.

Item 1. Legal Proceedings.

There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February  29, 2012.

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. During the three months ended May 31, 2012, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits.

See Index to Exhibits on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: July 13, 2012	By:	/s/ Samuel S. Weiser
Samuel S. Weiser, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael J. Little
Dated: July 13, 2012		Michael J. Little, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser.		8-K		7/2/2012

10.2#	Stock Appreciation Right Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012.		8-K		7/2/2012

10.3#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012.		8-K		7/2/2012

10.4#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman		8-K		7/2/2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended May 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flow for the three months ended May 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensating plan or arrangement.