Form 10-Q
period 2012-08-31
PREMIER EXHIBITIONS, INC.
filed 2012-10-15
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock on October 11, 2012 was 48,017,413.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED AUGUST 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	August 31, 2012 (Unaudited)	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,603	$2,344
Certificates of deposit and other investments	405	405
Accounts receivable, net of allowance for doubtful accounts of $325 and $311, respectively	2,554	1,390
Merchandise inventory, net of reserve of $82 and $22, respectively	1,465	1,082
Deferred income taxes	44	44
Income taxes receivable	110	246
Prepaid expenses	5,588	1,078
Other current assets	143	88

Total current assets	15,912	6,677

Artifacts owned, at cost	2,953	2,990
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $16,025 and $14,183, respectively	12,465	10,298
Exhibition licenses, net of accumulated amortization of $5,567 and $5,470, respectively	2,131	2,228
Film, gaming and other application assets, net of accumulated amortization of $206 and $175, respectively	3,127	3,158
Other receivables, net of allowance for doubtful accounts of $387 and $206, respectively	6	15
Long-term exhibition costs	580	—
Subrogation rights	250	250

Total Assets	$37,425	$25,617

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,398	$4,707
Income taxes payable	122	3
Deferred revenue	1,740	2,254
Current portion of notes payable	4,053	505

Total current liabilities	10,313	7,469

Long-Term liabilities:
Lease abandonment	2,108	2,397
Deferred income taxes	44	44
Long-term portion of notes payable	167	575

Total long-term liabilities	2,319	3,016

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,018,753 and 47,883,927 shares, respectively; outstanding 48,016,744 and 47,881,918 shares, respectively	5	5
Additional paid-in capital	53,090	52,479
Accumulated deficit	(32,890)	(36,866)
Accumulated other comprehensive loss	(478)	(485)
Less treasury stock, at cost; 2,009 shares	(1)	(1)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,726	15,132

Equity Attributable to Non-controlling interest	5,067	—

Total liabilities and shareholders’ equity	$37,425	$25,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Revenue:
Exhibition revenue	$10,582	$7,338	$19,571	$16,010
Merchandise and other	2,589	877	4,899	1,930
Management fee	250	—	361	—
Licensing fee	9	—	59	—

Total revenue	13,430	8,215	24,890	17,940

Cost of revenue:
Exhibition costs	4,257	4,394	8,647	8,242
Cost of merchandise sold	985	295	1,783	633

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,242	4,689	10,430	8,875

Gross profit	8,188	3,526	14,460	9,065

Operating expenses:
General and administrative	4,236	3,406	8,172	6,818
Depreciation and amortization	817	955	1,731	2,010
Impairment of intangibles and fixed assets	—	358	—	358
Litigation settlement	—	783	—	783

Total operating expenses	5,053	5,502	9,903	9,969

Income (loss) from operations	3,135	(1,976)	4,557	(904)

Non-operating income (expense)
Interest expense	(121)	—	(174)	—
Gain on debt modification	71	—	71	—
Other income, net	5	7	17	14

Total non-operating income (expense)	(45)	7	(86)	14

Income (loss) before income taxes	3,090	(1,969)	4,471	(890)

Income tax expense	116	39	228	39

Net income (loss)	2,974	(2,008)	4,243	(929)
Less: Net (income) loss attributable to non-controlling interest	(214)	214	(267)	239

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,760	$(1,794)	$3,976	$(690)

Net income (loss) per share:
Basic income (loss) per common share	$0.06	$(0.04)	$0.08	$(0.01)

Diluted income (loss) per common share	$0.06	$(0.04)	$0.08	$(0.01)

Shares used in basic per share calculations	47,977,541	47,415,123	47,968,077	47,328,827

Shares used in diluted per share calculations	49,058,133	47,415,123	49,079,563	47,328,827

Comprehensive income (loss)	$2,761	$(1,796)	$3,983	$(673)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Six Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,243	$(929)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,731	2,010
Impairment of intangibles and fixed assets	—	358
Gain on debt modification	(71)	—
Lease abandonment	(289)	(309)
Stock-based compensation	553	371
Allowance for doubtful accounts	195	(12)
Net gain on disposal of assets	—	(20)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,178)	916
(Increase)/decrease in merchandise inventory, net of reserve	(358)	39
Decrease in notes receivable	—	200
Decrease/(increase) in prepaid expenses	76	(418)
Increase in other receivables	(172)	—
(Increase)/decrease in other assets	(55)	90
Decrease in income taxes receivable	136	49
Decrease in deferred revenue	(514)	(1,031)
Decrease in accounts payable and accrued liabilities	(309)	(206)
Increase in income taxes payable	119	—

Total adjustments	(136)	2,037

Net cash provided by operating activities	4,107	1,108

Cash flows from investing activities:
Purchases of property and equipment	(345)	(910)
Proceeds from disposal of assets	—	20
Purchases of certificates of deposit	—	(3)
Decrease in artifacts	37	10
Acquisition of Exhibt Merchanding, LLC	(125)	—
Non-controlling investment in consolidated joint venture	—	77

Net cash used in investing activities	(433)	(806)

Cash flows from financing activities:
Payment on notes payable	(480)	—
Purchase of treasury stock	(78)	—
Proceeds from option and warrant exercises	136	8

Net cash (used in) provided by financing activities	(422)	8

Effects of exchange rate changes on cash and cash equivalents	7	20

Net increase in cash and cash equivalents	3,259	330
Cash and cash equivalents at beginning of period	2,344	3,764

Cash and cash equivalents at end of period	$5,603	$4,094

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42	$—

Cash (received)/paid during the period for taxes	$(26)	$37

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$3

Assets purchased with notes payable	$11,917	$—

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

Titanic Ventures Limited Partnership (“TVLP”), a Connecticut limited partnership, was formed in 1987 for the purpose of exploring the wreck of the Titanic and it’s surrounding oceanic areas. In May of 1993, RMS Titanic, Inc. (“RMST”) entered into a reverse merger under which RMST acquired all of the assets and assumed all of the liabilities of TVLP and TVLP became a shareholder of RMST. In October of 2004, we reorganized and Premier Exhibitions, Inc. became the parent company of RMST and RMST became a wholly-owned subsidiary. Additional subsidiaries were established in order to operate the various domestic and international exhibitions of the Company.

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 2% of our revenues and 14% of attendance for the three months ended August 31, 2012 compared with 19% and 20%, respectively for the three months ended August 31, 2011 resulted from exhibition activities outside the U.S. Some of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Corporate Structure

On September 29, 2011, the Company announced that it intended to separate its operations into two operating subdivisions. The change is intended to better position the Company to pursue strategic alternatives and manage both businesses independently.

Our business has been divided into an exhibition management division and a content division. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

The exhibition management division includes our exhibition operations and merchandising operations. We formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions and merchandising related to these exhibits. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC (the “AEI Purchase Agreement”) pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

As part of the purchase price for the assets of AEI, 10% of the ownership interest in Premier Exhibition Management LLC was transferred to AEG Live LLC. This ownership interest is reported as a “non-controlling interest” in our financial statements, and the financials of Premier Exhibition Management LLC are reported on a consolidated basis.

The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. This entity has purchased the merchandise rights related to the AEI exhibition properties, and also pursues other exhibition merchandising opportunities.

The restructuring of the Company and changes in its management reflect that Premier has two operating segments – Exhibition Management and RMS Titanic.

Corporate Management

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Mr. Weiser, age 52, served as Interim Chief Financial Officer of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

On June 29, 2012, the Company and Mr. Weiser also entered into an Employment Agreement (the “Agreement”). The Agreement provides for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company. The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Weiser a salary of $360,000 per year. In addition, Mr. Weiser will receive 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to six months’ salary as severance plus vesting of his equity awards. Effective with the signing of this Agreement, the parties terminated the existing consulting agreement between the Company, Foxdale Management, LLC and Mr. Weiser pursuant to which he provided services as Interim President and Chief Executive Officer.

The Company also announced on July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012. Mr. Norman, age 52, previously served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX Entertainment.

On June 25, 2012, Arts and Exhibitions International, LLC, and Mr. Norman also entered into an Employment Agreement (the “Norman Agreement”). The Norman Agreement provides for Mr. Norman’s employment for a two year term as President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC). The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Norman a salary of $320,000 per year. In addition, Mr. Norman has the opportunity to earn an annual cash bonus of up to 100% of his base salary. The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to the AEI Purchase Agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management LLC. Upon a termination without cause or by Mr. Norman for good reason, as such terms are defined in the Norman Agreement; Mr. Norman would be entitled to six months’ salary as severance.

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2012, our results of operations for the three and six months ended August 31, 2012 and 2011 and cash flows for the six months ended August 31, 2012 and 2011. The data in the consolidated balance sheet as of February 29, 2012 was derived from our audited consolidated balance sheet as of February 29, 2012, as presented in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the six months ended August 31, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2013 (“fiscal 2013”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2012 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

Recent Accounting Pronouncements

Recently Adopted

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which was the option that the Company used to present OCI. The guidance allows for a one-statement or two-statement approach, outlined as follows:

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

The following table sets forth the computation of basic and diluted net income (loss) per share. Since the three and six month periods ended August 31, 2011 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to shareholders (in thousands)	$2,760	$(1,794)	$3,976	$(690)

Denominator:
Basic weighted-average shares outstanding	47,997,541	47,415,123	47,968,077	47,328,827
Effect of dilutive stock options and warrants	1,060,592	—	1,111,486	—

Diluted weighted-average shares outstanding	49,058,133	47,415,123	49,079,563	47,328,827

Net income (loss) per share:
Basic	$0.06	$(0.04)	$0.08	$(0.01)

Diluted	$0.06	$(0.04)	$0.08	$(0.01)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Warrants	6,000	60,000	6,000	60,000
Stock options	1,145,032	1,480,032	1,145,032	1,446,698

Total	1,151,032	1,540,032	1,151,032	1,506,698

3.	Total Comprehensive Income (Loss)

The following table provides a summary of total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,760	$(1,794)	$3,976	$(690)

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	(3)
Net foreign currency translation gain (loss)	1	(2)	7	20

Total comprehensive income (loss)	$2,761	$(1,796)	$3,983	$(673)

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

	August 31, 2012	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	206	175
Accumulated depreciation	283	158

Expedition costs capitalized, net	$4,019	$4,175

Costs associated with the expedition web point of presence are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $27 thousand for the three months ended August 31, 2012 and 2011 and $53 thousand for the six months ended August 31, 2012 and 2011.

The Company recorded an amortization charge of $31 thousand for the 2D documentary in the six months ended August 31, 2012, as calculated over a five-year life, based on the methodology outlined in Accounting Standards Codification (“ASC”) 926 “Entertainment – Films” (“ASC 926”), as the Company

recognized $50,000 in 2D licensing revenue during the period. No amortization was recorded in the three months ended August 31, 2012 or the three or six months ended August 31, 2011 as the Company did not receive any 2D licensing revenue during this period.

The 3D exhibitry was placed in service in April 2012 and depreciation expense totaled $43 thousand and $72 thousand for the three and six months ended August 31, 2012.

The 3D film, gaming, and other application assets have not been placed in service and, therefore, no associated amortization or depreciation has been recorded for these assets.

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, and gaming assets are included in Film, gaming and other application assets on the Condensed Consolidated Balance Sheets.

5.	Notes Payable

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. Based upon an imputed interest rate of 7.6%, the net present value of these payments was approximately $1.4 million as of the date of the transaction.

On June 29, 2012 the Asset Purchase Agreement was amended to accelerate certain payments to Worldwide. To induce the Company into this agreement, Worldwide agreed to forgive one payment of $90 thousand. Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $71 thousand, which is included in non-operating income (expense) as a gain on debt modification. As of August 31, 2012 the short-term portion of the note payable was $399 thousand and the long-term portion was $167 thousand.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. Based upon the expected repayment amount of $8.0 million and an imputed interest rate of 5.75%, the fair value of this note was approximately $7.1 million as of April 20, 2012. The Company originally recorded the note at $14.2 million. The book value of the note was reduced by $6.2 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. As of August 31, 2012, the balance sheet reflects the short-term portion of the note payable at $3.7 million and the long-term portion at $0.0 million.

6.	Capital Stock and Stock-Based Compensation

During the six months ended August 31, 2012, the Company’s Chief Executive Officer and President received 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested on June 29, 2012, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock and had a weighted average price of $2.70 per share.

The grant price of the stock appreciation rights is $2.70, with a fair market value at the date of grant of $1.72. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of .39%, a volatility rate of 80.47%, an annual dividend rate of 0% and an expiration date of June 29, 2017, As of August 31, 2012 the Company has accrued a liability of approximately $85 thousand that is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

During the six months ended August 31, 2012, the Company’s Chief Executive Officer and President surrendered 28,577 shares of stock worth approximately $78 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan. These shares were surrendered at an average price of $2.70 per share based upon the closing date on the day of vesting.

On August 23, 2012, at the Annual Meeting of Shareholders, our shareholders approved the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended (the “Amended 2009 Plan”). The Amended 2009 Plan became effective as of June 6, 2012, the date of the Board approval, and will continue in effect until June 6, 2022, or such earlier date as our Board of Directors may determine.

The Amended 2009 Plan increased the number of shares available for grant under the 2009 Equity Incentive Plan from 3,000,000 to 5,000,000. The Amended 2009 Plan provides that “full-value awards,” meaning all awards other than stock options and stock appreciation rights, will be counted against the Amended 2009 Plan limit in a 2-to-1 ratio. Stock options and stock appreciation rights will be counted against the Amended 2009 Plan limit in a 1-to-1 ratio. The amendments also provide that dividend equivalents with respect to awards that vest based on the achievement of performance objectives shall be accumulated until such awards are earned, and the dividend equivalents shall not be paid if the performance objectives are not satisfied.

Our non-employee Directors, employees and consultants are eligible to participate in the Amended 2009 Plan, which provides for a full range of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, dividend equivalents, and other awards relating to shares of our common stock. The awards are payable in shares, in cash, in a combination of shares and cash, or by any other method determined by our Compensation Committee.

7.	Non-controlling Interest

S2BN Entertainment Corporation

The Company and S2BN Entertainment Corporation (“S2BN”) terminated their joint venture to develop, design and produce future exhibitions. The Company and S2BN entered into this joint venture arrangement on May 14, 2010 whereby each entity owned 50 percent of the joint venture and shared equally in the funding requirements and profits and losses of the joint venture exhibitions.

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

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to a unilateral termination right the Company had negotiated that included the waiver of the $300 thousand termination fee otherwise payable, if the termination was effected prior to the end of August, 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contend that Playboy had previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended August 31, 2011.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit, has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended August 31, 2011.

During the portion of fiscal 2012 that the Agreement was in effect, the Company incurred expenditures for exhibition rights of $50 thousand and received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date.

Arts and Exhibitions International, LLC

On April 20, 2012, the Company’s Premier Exhibition Management LLC subsidiary and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $4.8 million as part of this transaction. The Company used level 3 inputs based upon Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM. The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the three and six months ended August 31, 2012, the net income related to the non-controlling interest in PEM was $214 thousand and $267 thousand, respectively.

8.	Legal Proceedings and Contingencies

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Trust Account as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Trust Account is $100,000.

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

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens, and his company, Plastination Company, Inc. The suit alleges that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims relate to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company has sued for unspecified damages. The case is still in its early stages and the recovery is not reasonably estimable.

On February 24, 2012, the Company filed suit against Dr. Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleges that Messrs. Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Mr. Geller, the Company’s former CEO, is alleged to have tortiously interfered with the Company’s contractual rights in connection with the European exhibitions. Mr. Geller and Mr. Hoffen have been served with the complaint and Mr. Geller has filed an Answer to the claims against him. Service of the complaint to Dr. Sui has not yet been accomplished. Discovery against Mr. Geller is underway. The amount of any potential recovery is not reasonably estimable at this time.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in The United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar seeks four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denies all claims of Marmargar. In its lawsuit, the Company seeks a judgment from the Court declaring that the alleged contracts are unenforceable and that the Company does not owe Marmargar any monies. The case is being transferred to The United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. The case is in its very early stages, and the Company cannot reasonably predict its outcome.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

On July 30, 2009, Sports Immortals, Inc. and its principals, Joel Platt and Jim Platt (together, “Sports Immortals”), filed an action against the Company in the Circuit Court of the Fifteenth Judicial District in Palm Beach County, Florida for claims arising from their license agreement with the Company under which the Company obtained rights to present sports memorabilia exhibitions utilizing the Sports Immortals, Inc. collection. The plaintiffs alleged that the Company breached the contract when the Company purported to terminate it in April of 2009, and they sought fees and stock warrant agreements required under the agreement. The Company filed its answer and counterclaims on September 7, 2009. Answering the complaint, the Company denied plaintiffs’ allegations and maintained that the Sports Immortals, Inc. license agreement was properly terminated. The Company counterclaimed against the plaintiffs for breach of contract, fraudulent inducement and misrepresentation, breach of the covenant of good faith and fair dealing, and violation of Florida’s deceptive and unfair practices act. On August 16, 2011, the Company and Sports Immortals entered into a Settlement and Release Agreement (the “Agreement”). In exchange for full settlement and release of all claims of Sports Immortals, pursuant to the Agreement the Company agreed to pay $475 thousand currently, $475 thousand on the first anniversary of settlement, and to exchange certain warrants previously issued to Jim Platt and Joel Platt for warrants with an exercise price set at the market price on the date of settlement of $1.82. An expense of $6 thousand for the exchange of these warrants is included in General and administrative expenses for the year ended February 29, 2012. In third quarter of fiscal 2010, the Company accrued $167 thousand as an estimate of the cost to settle this litigation. An additional expense of $783 thousand was recorded in second quarter of fiscal 2012. The first installment of the settlement agreement of $475 thousand was paid on September 7, 2011. The remaining $475 thousand settlement payable was paid during the second quarter of fiscal 2013.

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection. As of August 31, 2012 a net receivable of $148 thousand is included in the Company’s accounts receivable.

Proposed Legislation and Government Inquiries

On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies... The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City. The Company has voluntarily agreed to similar disclosures with the states of Washington, Missouri, and Oklahoma.

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

Revenue Examinations

As of August 31, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of August 31, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. Additionally, the IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement. No shares were issued during the three or six months ended August 31, 2012.

10.	Asset Purchase Agreement and Related Matters

Transaction – Orlando

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. On June 29, 2012 the Company and Worldwide entered into an amendment to the Asset Purchase Agreement to amend the payment schedule in exchange for a reduction in the total payments to $1,430,000.

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

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. Unless renewed, our license to exhibit “King Tut II” and “Cleopatra” will expire during fiscal 2013 and fiscal 2014, respectively. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company incurred approximately $610,000 in transaction related expenses for investment banking, legal, and accounting fees of the acquired business. Newco has also assumed substantially all of the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments are expected to total $3.2 million. When AEG pays these fees, the balance of the Promissory Note will be increased by the amount of the payment(s).

Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $697 thousand in calendar year 2012; $750 thousand in calendar year 2013; $500 thousand in calendar year 2014; and $250 thousand in each of calendar years 2015 and 2016.

If the Promissory Note is paid in full prior to the maturity date, Newco will pay AEG 40% of any additional net revenues derived from operation of the acquired assets thereafter through the maturity date, after deduction of the 10% management fee and the 10% booking fee, if applicable. If the Promissory Note is not satisfied in full at the maturity date, Newco shall satisfy any shortfall by, at its option, selling some or all of the remaining acquired tangible assets, returning some or all the remaining acquired tangible assets to AEG, or paying the applicable portion of the value of the remaining tangible assets to AEG.

Due to the non-recourse nature of the Promissory Note, if the proceeds from the acquired exhibitions and asset sales described above are not sufficient to satisfy the Promissory Note in full on or prior to the maturity date, then none of the Company, PEM or Newco will have any liability with respect to any shortfall.

A summary of the allocation of the purchase price of the Arts and Exhibition International, LLC acquisition is presented as follows in thousands:

Consideration:
Non-recourse note payable	$7,117
Non-controlling interest in PEM, Inc.	4,800

Fair value of total consideration	$11,917

Recognized amount of identifiable assets acquired:
Prepaid expenses	$7,735
Fixed assets: Exhibitry	3,564
Long-term exhibition costs	618

Total identifiable assets	$11,917

Acquisition related expenses of approximately $187,000 and $500,000 are included in general and administrative expenses for the three and six months ended August 31, 2012.

The pro forma information below includes the effect of the Orlando and Arts and Exhibitions International, LLC acquisitions as if they had been consummated as of March 1, 2011 (in thousands). The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of March 1, 2011.

	Three Months Ended August 31,			Six Months Ended August 31,
	2012	2011		2012	2011
Total revenue	$14,864	$8,773	Total revenue	$26,401	$18,996
Income (loss) from operations	3,137	(1,808)	Income (loss) from operations	4,523	(649)
Net income (loss)	2,676	(1,730)	Net income (loss)	3,906	(642)

Transaction – Exhibit Merchandising, LLC

On July 12, 2012 the Company purchased the assets of Exhibit Merchandising, LLC for $125 thousand from TIX Corporation and Exhibit Merchandising, LLC. The assets purchased consisted of inventory valued at $25 thousand and fixed assets valued at $100 thousand.

As part of the asset purchase of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”.

11.	Segment Information

The Company has two reportable segments - Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), and Dialog in the Dark exhibitions as well as the operation and management of the AEI properties known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $263 thousand and $1.5 million for the three months ended August 31, 2012 and 2011, respectively and $1.0 million and $4.1 million for the six months ended August 31, 2012 and 2011, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $810 thousand and $1.5 million reported for the RMS Titanic segment for the three months and six months ended August 31, 2012, respectively and $333 thousand and $787 thousand for the three months and six months ended August 31, 2011, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and six months ended August 31, 2012 and 2011 by segment (in thousands):

	Three Months Ended August 31, 2012
	(In thousands)
	Exhibition Management Segment	RMS Titanic Segment	Elimination	Total
Revenue	$13,430	$810	$(810)	$13,430
Cost of revenue (exclusive of depreciation and amortization)	6,052	—	(810)	5,242

Gross profit	7,378	810	—	8,188

Operating expenses:
General and administrative	4,128	108		4,236
Depreciation and amortization	819	(2)	—	817

Total Operating expenses	4,947	106	—	5,053

Income from operations	2,431	704	—	3,135

Other expense	(45)	—	—	(45)

Income before income tax	2,386	704	—	3,090

Income tax expense	73	43	—	116

Net income	2,313	661	—	2,974
Less: Net income attributable to non-controlling interest	(214)	—	—	(214)

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$2,099	$661	$—	$2,760

	Three Months August 31, 2011
	(In thousands)
	Exhibition Management Segment	RMS Titanic Segment	Elimination	Total
Revenue	$8,215	$333	$(333)	$8,215
Cost of revenue (exclusive of depreciation and amortization)	5,022	—	(333)	4,689

Gross profit	3,193	333	—	3,526

Operating expenses:
General and administrative	3,069	337	—	3,406
Depreciation and amortization	928	27	—	955
Impairment of intangibles and fixed assets	358	—	—	358
Litigation settlement	783	—	—	783

Total Operating expenses	5,138	364	—	5,502

Loss from operations	(1,945)	(31)	—	(1,976)

Other income	7	—		7

Loss before income tax	(1,938)	(31)	—	(1,969)

Income tax expense	39	—	—	39

Net loss	(1,977)	(31)	—	(2,008)
Less: Net loss attributable to non-controlling interest	214	—	—	214

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,763)	$(31)	$—	$(1,794)

	Six Months Ended August 31, 2012
	(In thousands)
	Exhibition Management Segment	RMS Titanic Segment	Elimination	Total
Revenue	$24,890	$1,497	$(1,497)	$24,890
Cost of revenue (exclusive of depreciation and amortization)	11,927	—	(1,497)	10,430

Gross profit	12,963	1,497	—	14,460

Operating expenses:
General and administrative	7,508	664		8,172
Depreciation and amortization	1,678	53	—	1,731

Total Operating expenses	9,186	717	—	9,903

Income from operations	3,777	780	—	4,557

Other expense	(86)	—	—	(86)

Income before income tax	3,691	780	—	4,471

Income tax expense	185	43	—	228

Net income	3,506	737	—	4,243
Less: Net income attributable to non-controlling interest	(267)	—	—	(267)

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$3,239	$737	$—	$3,976

	Six Months Ended August 31, 2011
	(In thousands)
	Exhibition Management Segment	RMS Titanic Segment	Elimination	Total
Revenue	$17,940	$787	$(787)	$17,940
Cost of revenue (exclusive of depreciation and amortization)	9,662	—	(787)	8,875

Gross profit	8,278	787	—	9,065

Operating expenses:
General and administrative	6,042	776	—	6,818
Depreciation and amortization	1,957	53	—	2,010
Impairment of intangibles and fixed assets	358	—	—	358
Litigation settlement	783	—	—	783

Total Operating expenses	9,140	829	—	9,969

Loss from operations	(862)	(42)	—	(904)

Other income	14	—		14

Loss before income tax	(848)	(42)	—	(890)

Income tax expense	39	—	—	39

Net loss	(887)	(42)	—	(929)
Less: Net loss attributable to non-controlling interest	239	—	—	239

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(648)	$(42)	$—	$(690)

The assets in the Exhibition Management segment include exhibitry, leasehold improvements, venue license agreements, and other assets necessary for operation of the Company’s exhibitions and its merchandising division. The RMS Titanic segment contains all of the Titanic assets (other than the Orlando “Titanic: The Experience” exhibition and certain Titanic exhibition venue license agreements entered into by PEM), including title to all of the recovered artifacts in the Company’s possession and all related intellectual property (video, photos, maps, etc.). The Company’s assets by segment are reflected in the following table (in thousands):

	As of
	August 31, 2012	February 29, 2012
Exhibition Management Segment	$29,035	$15,438
RMS Titanic Segment	7,323	7,465
Corporate and unallocated	1,067	2,714

Total assets	$37,425	$25,617

Expenditures for additions to long-lived assets by segment for the six months ended August 31, 2012 and 2011, respectively are reflected in the table below (in thousands):

Capital Expenditures:

	Six Months Ended August 31,
	2012	2011
Exhibition Management Segment	$345	$910
RMS Titanic Segment	—	—

Total capital expenditures	$345	$910

12.	Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

13.	Subsequent Events

Letter of Intent

                 On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes for a price of $189 million. The letter of intent is confidential, and is subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent represents the first formalization of the process in which the Company and the Consortium seek to combine efforts to place the Titanic assets in a permanent home and to monetize the assets for the benefit of the Company’s shareholders. The execution of the letter of intent does not guarantee that a purchase will be consummated with the Consortium. The letter of intent is designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.

In this report, the terms “Premier Exhibitions, Inc.,” the “Company,” “Premier”, “we,” “us,” and “our” mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. The condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions.

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

Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.rmstitanic.net, www.expeditiontitanic.com, www.bodiestheexhibition.com, www.bodiestickets.com, www.titanictix.com, www.bodiesrevealed.com, www.dialogtickets.com, www.dialognyc.com, www.thetitanicstore.com, www.artsandexhibitions.com, www.cleopatraexhibit.com, www.Kingtut.org, www.PiratesExhibition.com, www.exhibitmerchandising.com, and Kingtuthotels.com. Information on Premier’s websites are not part of this report.

Corporate Management

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Mr. Weiser, age 52, served as Interim Chief Financial Officer of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

On June 29, 2012, the Company and Mr. Weiser also entered into an Employment Agreement (the “Agreement”). The Agreement provides for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company. The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Weiser a salary of $360,000 per year. In addition, Mr. Weiser will receive 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to six months’ salary as severance plus vesting of his equity awards. Effective with the signing of this Agreement, the parties terminated the existing consulting agreement between the Company, Foxdale Management, LLC and Mr. Weiser pursuant to which he provided services as Interim President and Chief Executive Officer.

The Company also announced on July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012. Mr. Norman, age 52, previously served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX Entertainment.

On June 25, 2012, Arts and Exhibitions International, LLC, and Mr. Norman also entered into an Employment Agreement (the “Norman Agreement”). The Norman Agreement provides for Mr. Norman’s employment for a two year term as President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC). The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement. Pursuant to the agreement, the Company will pay Mr. Norman a salary of $320,000 per year. In addition, Mr. Norman has the opportunity to earn an annual cash bonus of up to 100% of his base salary. The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to the AEI Purchase Agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management LLC. Upon a termination without cause or by Mr. Norman for good reason, as such terms are defined in the Norman Agreement, Mr. Norman would be entitled to six months’ salary as severance.

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

Our business has been divided into an exhibition management division and a content division. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

The exhibition management division includes our exhibition operations and merchandising operations. We formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions and merchandising related to these exhibits. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

As part of the purchase price for the assets of AEI, 10% of the ownership interest in Premier Exhibition Management LLC was transferred to AEG Live LLC. This ownership interest is reported as a “non-controlling interest” in our financial statements, and the financials of Premier Exhibition Management LLC are reported on a consolidated basis.

The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. This entity has purchased the merchandise rights related to the AEI exhibition properties, and also pursues other exhibition merchandising opportunities.

The restructuring of the Company and changes in its management reflect that Premier has two operating segments – Exhibition Operations and Content Management.

As of August 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibition and “Titanic: The Experience”	3	6	9
“Bodies... The Exhibition” and “Bodies Revealed”	3	5	8
“Dialog in the Dark”	1	—	1
Exhibitions under Management			—
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	7	15	22

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of August 31, 2012, we had the ability to present 9 concurrent Titanic exhibitions and management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to execute on its plans to capitalize in 2012 on the 100 year anniversary of the maiden voyage and sinking of the Titanic.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of August 31, 2012, we had the ability to present 8 concurrent human anatomy exhibitions.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012. As of August 31, 2012, we had the ability to present one “Dialog in the Dark” exhibition. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Management has created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis.

Exhibitions

“Titanic: The Artifact Exhibition”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. Approximately 24 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the second quarter of 2013, we presented 9 separate Titanic exhibitions at 9 venues, including “Titanic: The Experience”.

“Titanic: The Experience”

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida. The Company believes that it has not historically fully realized the Orlando market, as a heavily tourist market, and seeks to do so through this acquisition. The Company has supplemented the current exhibition with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. In addition, this exhibition will increase the Company’s penetration into the Orlando market for merchandise sales.

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

	August 31, 2012	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	206	175
Accumulated depreciation	283	158

Expedition costs capitalized, net	$4,019	$4,175

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will also continue to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process. These features account for most of the capitalized website costs of $317 thousand, which were capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), as they served as a significant draw to the website and also have future value as assets to be used in our exhibits and/or movies. The remaining capitalized website costs were for additional graphics, which were also capitalized in accordance with ASC 350. Website costs are depreciated on a straight-line basis, using a three year useful life. Depreciation expense related to the web point of presence totaled $27 thousand and $53 thousand for the three and six months ended August 31, 2012 and 2011, respectively.

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

The Company entered into an agreement with Lone Wolf Documentary Group to license its 2D video imagery for production as a documentary film. In exchange for these license rights, the Company received a payment of $250 thousand in the fourth quarter of fiscal 2011, and also has the right to certain back-end revenue sharing rights related to ultimate DVD sales, any merchandising and publishing sales, and international television licensing. The Company recorded approximately $158 thousand in amortization related to this usage. The Company recorded an amortization charge of $31 thousand in the six months ended August 31, 2012, as calculated over a five-year life, based on the methodology outlined in ASC 926 described above, as the Company recognized $50 thousand in 2D licensing revenue during the period. No amortization was recorded in the three or six months ended August 31, 2011 as the Company did not receive any 2D licensing revenue during this period.

The 3D exhibitry was placed in service in April 2012 and depreciation expense totaled $43 thousand and $72 thousand for the three and six months ended August 31, 2012.

During the fourth quarter of fiscal 2012, the Company licensed the 3D footage from the expedition to produce a 3D television documentary for worldwide distribution and DVD/home video exploitation in exchange for a license fee and a participation in net revenues (after deducting distribution fees and certain other expenses) to be received in the future. We also licensed other imagery from the expedition to a major magazine and publishing concern in exchange for license fees and promotional exposure that management believes has significantly benefited the Company.

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

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets. The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Consolidated Balance Sheets.

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

“Bodies... The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the second quarter of 2012, we presented 8 separate Bodies exhibitions at 8 venues.

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

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaces in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea. More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts are on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history.

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

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today.

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

During the second quarter of fiscal 2011, we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet. Also, at the end of the third quarter of fiscal 2012, we re-launched our e-commerce website as www.thetitanicstore.com, which offers Titanic-themed merchandise.

Consistent with the Company’s desire to take advantage of additional distribution channels for our merchandise, we entered into agreements with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100th anniversary of the sinking of the Titanic in April 2012. The agreement with the direct response marketer is for the development and promotion, via direct channels of distribution, of Titanic commemorative jewelry and other items. The agreement with the online and television retailer is for the development and promotion of jewelry, housewares, fragrances, and other Titanic-themed merchandise inspired by, or replicated based on authentic artifacts. This merchandise was launched during a television program aired in April 2012. Due to the strength of the April 2012 show an additional airing was done during the same month. In addition, the merchandise is also available on the retailer’s website.

On July 12, 2012 the Company purchased the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of Exhibit Merchandising, LLC we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 2% of our revenues and 14% of attendance for the quarter ended August 31, 2012 compared with 19% and 20%, respectively, for the quarter ended August 31, 2011 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended August 31, 2012 Compared to the Quarter Ended August 31, 2011

An analysis of our condensed consolidated statements of operations for the three months ended August 31, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
	(In thousands except percentages and per share data)
Revenue	$13,430	$8,215	63.5%
Cost of revenue (exclusive of depreciation and amortization)	5,242	4,689	11.8%

Gross profit	8,188	3,526	132.2%

Gross profit as a percent of revenue	61.0%	42.9%

Operating expenses	5,053	5,502	(8.2)%

Income (loss) from operations	3,135	(1,976)	258.7%

Other income (expense)	(45)	7	(742.9)%

Income (loss) before income tax	3,090	(1,969)	256.9%
Income tax expense	116	39	197.4%

Effective tax rate	3.8%	-2.0%
Net income (loss)	2,974	(2,008)	248.1%
Less: Net (income) loss attributable to non-controlling interest	(214)	214	(200.0)%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,760	$(1,794)	253.8%

Net income (loss) per share:
Basic income (loss) per share	$0.06	$(0.04)

Diluted net income (loss) per share	$0.06	$(0.04)

Revenue. During the quarter ended August 31, 2012, total revenue increased by $5.2 million, or 63.5% to $13.4 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$9,268	$6,600
Non-refundable license fees for current exhibitions	1,314	738

Total Exhibition revenue	10,582	7,338
Merchandise revenue	2,589	877
Management fee	250	—
Licensing fee	9	—

Total Revenue	$13,430	$8,215

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,598	1,099
Attendance (in thousands)	924	498
Average attendance per operating day	578	453
Average ticket price per pre-partner split	$14.32	$17.54
Average merchandise sales per ticket sold	$2.56	$2.24

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.2 million to $10.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 18 exhibits presented, the Company experienced a corresponding increase in attendance from 497,547 in the second quarter of fiscal 2012 to 924,129 in the second quarter of fiscal 2013. We attribute this increase in exhibitions and attendance in large part to better venue selection and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 54.9% of total revenue in the second quarter of fiscal 2013, compared to 79.8% of revenue for the second quarter of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the second quarter of fiscal 2013, as compared to 71.1% stationary exhibits and 28.9% touring exhibits for the second quarter of fiscal 2012. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $1.7 million to $2.6 million for the three months ended August 31, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the second quarter of fiscal 2013. Sales related to these merchandising assets were approximately $550 thousand in the second quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the second quarter of fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by $553 thousand, or 11.8%, to $5.2 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
Exhibition costs
Production	$196	$91	115.4%
Operating Expenses	2,477	2,697	(8.2)%
Marketing	1,584	1,606	(1.4)%

	4,257	4,394	(3.1)%

Exhibition expense as percent of exhibition revenue	40.2%	59.9%

Cost of merchandise	985	295	233.9%
Cost of merchandise as percent of merchandise revenue	38.0%	33.6%

Total	$5,242	$4,689	11.8%

Cost of revenue as a percent of total revenue	39.0%	57.1%

Our exhibition costs of $4.3 million for the three months ended August 31, 2012 decreased by 3.1%, or $137 thousand, compared to the same period last year as all exhibition costs categories remained relatively flat.

Cost of merchandise as a percent of merchandise revenue increased from 38.0% in the second quarter of fiscal 2012 to 33.6% in the second quarter of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the three months ended August 31, 2012, our total gross profit increased by $4.7 million as we generated a gross profit of $8.2 million compared to $3.5 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses increased by $829 thousand to $4.2 million for the three months ended August 31, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses.

Our depreciation and amortization expenses decreased $138 thousand in the three months ended August 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

During the second quarter of 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $3.1 million in the second quarter of fiscal 2013 as compared to a loss from operations of $2.0 million for the second quarter of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $120 thousand on our notes payable during the second quarter of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the second quarter of fiscal 2013.

Income tax expense. We recorded income tax expense for the three months ended August 31, 2012 of $116 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $2.8 million for the three months ended August 31, 2012 as compared to a net loss of $1.8 million for the same period last year.

The Quarter Ended August 31, 2012 Compared to the Quarter Ended August 31, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended August 31, 2012 and 2011, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$13,430	$8,215	63.5%
Cost of revenue (exclusive of depreciation and amortization)	6,052	5,022	20.5%

Gross profit	7,378	3,193	131.1%

Gross profit as a percent of revenue	54.9%	38.9%

Operating expenses	4,947	5,138	(3.7)%

Income (loss) from operations	2,431	(1,945)	(225.0)%

Other income (expense)	(45)	7	(742.9)%

Income before income tax	2,386	(1,938)	223.1%
Income tax expense	73	39	87.2%

Effective tax rate	3.1%	-2.0%

Net income (loss)	2,313	(1,977)	217.0%
Less: Net (income)/ loss attributable to non-controlling interest	(214)	214	200.0%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,099	$(1,763)	219.1%

Revenue. During the quarter ended August 31, 2012, total revenue increased by $5.2 million, or 63.5% to $13.4 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$9,268	$6,600
Non-refundable license fees for current exhibitions	1,314	738

Total Exhibition revenue	10,582	7,338
Merchandise revenue	2,589	877
Management fee	250	—
Licensing fee	9	—

Total Revenue	$13,430	$8,215

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,598	1,099
Attendance (in thousands)	924	498
Average attendance per operating day	578	453
Average ticket price per pre-partner split	$14.32	$17.54
Average merchandise sales per ticket sold	$2.56	$2.24

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.2 million to $10.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 18 exhibits presented, the Company experienced a corresponding increase in attendance from 497,547 in the second quarter of fiscal 2012 to 924,129 in the second quarter of 2013. We attribute this increase in exhibitions and attendance in large part to better venue selection and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 54.9% of total revenue in the second quarter of fiscal 2013, compared to 79.8% of revenue for the second quarter of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the second quarter of fiscal 2013, as compared to 71.1% stationary exhibits and 28.9% touring exhibits for the second quarter of fiscal 2012. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $1.7 million to $2.6 million for the three months ended August 31, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the second quarter of fiscal 2013. Sales related to these merchandising assets were approximately $550 thousand in the second quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the second quarter of fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by 1.0 million, or 20.5%, to $6.1 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
Exhibition costs
Production	$196	$91	115.4%
Operating Expenses	3,287	3,030	8.5%
Marketing	1,584	1,606	(1.4)%

	5,067	4,727	7.2%

Exhibition expense as percent of exhibition revenue	47.9%	64.4%
Cost of merchandise	985	295	233.9%
Cost of merchandise as percent of merchandise revenue	38.0%	33.6%

Total	$6,052	$5,022	20.5%

Cost of revenue as a percent of total revenue	45.1%	61.1%

Our exhibition costs of $5.1 million for the three months ended August 31, 2012 increased by 7.2%, or $340 thousand, compared to the same period last year as RMS Titanic royalty expense increased by $477 thousand.

Cost of merchandise as a percent of merchandise revenue increased from 38.0% in the second quarter of fiscal 2012 to 33.6% in the second quarter of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the three months ended August 31, 2012, our total gross profit increased by $4.2 million as we generated a gross profit of $7.4 million compared to $3.2 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses increased by $1.1 million to $4.1 million for the three months ended August 31, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses and a decrease in administrative fees charged to our RMS Titanic segment.

Our depreciation and amortization expenses decreased $109 thousand in the three months ended August 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

During the second quarter of 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $2.4 million in the second quarter of fiscal 2013 as compared to a loss from operations of $1.9 million for the second quarter of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $120 thousand on our notes payable during the second quarter of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the second quarter of fiscal 2013.

Income tax expense. We recorded income tax expense for the three months ended August 31, 2012 of $73 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $2.1 million for the three months ended August 31, 2012 as compared to a net loss of $1.8 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended August 31, 2012 and 2011 with percent changes, follows:

	Three Months Ended August 31,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$810	$333	143.2%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	810	333	143.2%

Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	106	364	(70.9)%

Income (loss) before tax	704	(31)	2,371.0%
Income tax expense	43	—	100.0%

Net income (loss)	$661	$(31)	2,232.3%

Revenue. During the three months ended August 31, 2012, total revenue increased by $477 thousand, or 143.2%, to $0.8 million compared to the same period in the prior year due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic exhibition revenues increased to $8.1 million from $3.3 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 143.2% increase in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended August 31, 2012 decreased 70.9% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax expense for the three months ended August 31, 2012 of $43 thousand as compared to $0 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates to the Federal Alternative Minimum Tax.

Net income (loss). Income for the three months ended August 31, 2012 was $661 thousand compared to a loss of $31 thousand for the same period in the prior year based on the items discussed above.

The Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011

An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2012 and 2011, with percent changes, follows:

	August 31, 2012	August 31, 2011	2012 vs. 2011
	(In thousands except percentages and per share data)
Revenue	$24,890	$17,940	38.7%
Cost of revenue (exclusive of depreciation and amortization)	10,430	8,875	17.5%

Gross profit	14,460	9,065	59.5%

Gross profit as a percent of revenue	58.1%	50.5%

Operating expenses	9,903	9,969	(0.7)%

Income (loss) from operations	4,557	(904)	604.1%

Other income	(86)	14	(714.3)%

Income (loss) before income tax	4,471	(890)	602.4%

Income tax expense	228	39	(484.6)%

Effective tax rate	5.1%	-4.4%
Net income (loss)	4,243	(929)	556.7%
Less: Net (income) loss attributable to non-controlling interest	(267)	239	(211.7)%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,976	$(690)	676.2%

Net income (loss) per share:
Basic income (loss) per share	$0.08	$(0.01)

Diluted net income (loss) per share	$0.08	$(0.01)

Revenue. During the quarter ended August 31, 2012, total revenue increased by $7.0 million, or 38.7% to $24.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$16,781	$14,213
Non-refundable license fees for current exhibitions	2,790	1,797

Total Exhibition revenue	19,571	16,010
Merchandise revenue	4,899	1,930
Management fee	361
Licensing fee	59

Total Revenue	$24,890	$17,940

Key Non-financial Measurements
Number of venues presented	23	20
Operating days	2,959	2,312
Attendance (in thousands)	1,748	1,166
Average attendance per operating day	591	505
Average ticket price per pre-partner split	$14.67	$16.82
Average merchandise sales per ticket sold	$2.57	$2.30

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.5 million to $19.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 23 exhibits presented, the Company experienced a corresponding increase in attendance from 1,166,494 in the first six months of fiscal 2012 to 1,747,967 in the first six months of 2013. We attribute this increase in exhibitions and attendance in large part to better venue selection and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 61.3% of total revenue in the first half of fiscal 2013, compared to 77.5% of revenue for the first half of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the six months ended August 31, 2012, as compared to 84.5% stationary exhibits and 15.5% touring exhibits for the six months ended August 31, 2011. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $3.0 million to $4.9 million for the three months ended August 31, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the second quarter of fiscal 2013. Sales related to these merchandising assets were approximately $550 thousand in the second quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the first six months of fiscal 2013. This is a new revenue stream in fiscal 2013.

Licensing fee revenue increased due to revenue received for the use of our intellectual property.

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by $1.6 million, or 17.5%, to $10.4 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
Exhibition costs
Production	$343	$458	(25.1)%
Operating Expenses	4,958	5,561	(10.8)%
Marketing	3,346	2,223	50.5%

	8,647	8,242	4.9%

Exhibition expense as percent of exhibition revenue	44.2%	51.5%
Cost of merchandise	1,783	633	181.7%
Cost of merchandise as percent of merchandise revenue	36.4%	32.8%

Total	$10,430	$8,875	17.5%

Cost of revenue as a percent of total revenue	41.9%	49.5%

Our exhibition costs of $8.6 million for the six months ended August 31, 2012 increased by 4.9%, or $405 thousand, compared to the same period last year due mainly to an increase of marketing expense only partially offset by decreases in production and operating expenses.

Cost of merchandise as a percent of merchandise revenue increased from 36.4% in the first half of fiscal 2012 to 32.8% in the first half of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the six months ended August 31, 2012, our total gross profit increased by $5.4 million as we generated a gross profit of $14.5 million compared to $9.1 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses increased by $1.4 million to $8.2 million for the six months ended August 31, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses.

Our depreciation and amortization expenses decreased $279 thousand in the six months ended August 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

During the second quarter of 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $4.6 million in the second half of fiscal 2013 as compared to a loss from operations of $0.9 million for the first half of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $174 thousand on our notes payable during the first half of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the first half of fiscal 2013.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2012 of $228 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $4.0 million for the three months ended August 31, 2012 as compared to a net loss of $0.7 million for the same period last year.

The Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the six months ended August 31, 2012 and 2011, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$24,890	$17,940	38.7%
Cost of revenue (exclusive of depreciation and amortization)	11,927	9,662	23.4%

Gross profit	12,963	8,278	56.6%

Gross profit as a percent of revenue	52.1%	46.1%
Operating expenses	9,186	9,140	0.5%

Income (loss) from operations	3,777	(862)	(538.2)%

Other income (expense)	(86)	14	714.3%

Income before income tax	3,691	(848)	(535.3)%
Income tax expense	185	39	374.4%

Effective tax rate	5.0%	-4.6%
Net income (loss)	3,506	(887)	495.3%
Less: Net (income)/ loss attributable to non-controlling interest	(267)	239	211.7%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,239	$(648)	599.8%

Revenue. During the quarter ended August 31, 2012, total revenue increased by $7.0 million, or 38.7% to $24.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$16,781	$14,213
Non-refundable license fees for current exhibitions	2,790	1,797

Total Exhibition revenue	19,571	16,010
Merchandise revenue	4,899	1,930
Management fee	361
Licensing fee	59

Total Revenue	$24,890	$17,940

Key Non-financial Measurements
Number of venues presented	23	20
Operating days	2,959	2,312
Attendance (in thousands)	1,748	1,166
Average attendance per operating day	591	505
Average ticket price per pre-partner split	$14.67	$16.82
Average merchandise sales per ticket sold	$2.57	$2.30

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.5 million to $19.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 23 exhibits presented, the Company experienced a corresponding increase in attendance from 1,166,494 in the first six months of fiscal 2012 to 1,747,967 in the first six months of 2013. We attribute this increase in exhibitions and attendance in large part to better venue selection and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 61.3% of total revenue in the first half of fiscal 2013, compared to 77.5% of revenue for the first half of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the six months ended August 31, 2012, as compared to 84.5% stationary exhibits and 15.5% touring exhibits for the six months ended August 31, 2011. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $3.0 million to $4.9 million for the six months ended August 31, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the second quarter of fiscal 2013. Sales related to these merchandising assets were approximately $550 thousand in the second quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the first six months of fiscal 2013. This is a new revenue stream in fiscal 2013.

Licensing fee revenue increased due to revenue received for the use of our intellectual property.

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by $2.3 million, or 23.4%, to $11.9 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
Exhibition costs
Production	$343	$458	(25.1)%
Operating Expenses	6,455	6,348	1.7%
Marketing	3,346	2,223	50.5%

	10,144	9,029	12.3%

Exhibition expense as percent of exhibition revenue	51.8%	56.4%
Cost of merchandise	1,783	633	181.7%
Cost of merchandise as percent of merchandise revenue	36.4%	32.8%

Total	$11,927	$9,662	23.4%

Cost of revenue as a percent of total revenue	47.9%	53.9%

Our exhibition costs of $10.1 million for the six months ended August 31, 2012 increased by 12.3%, or $1.0 million, compared to the same period last year due mainly to an increase of marketing expense, and an increase in RMS Titanic royalty fees only partially offset by decreases in production and other operating expenses.

Cost of merchandise as a percent of merchandise revenue increased from 36.4% in the first half of fiscal 2012 to 32.8% in the first half of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the six months ended August 31, 2012, our total gross profit increased by $5.4 million as we generated a gross profit of $14.5 million compared to $9.1 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses increased by $1.5 million to $7.5 million for the six months ended August 31, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses as well as a decrease in administrative fees charged to our RMS Titanic segment.

Our depreciation and amortization expenses decreased $279 thousand in the six months ended August 31, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

During the second quarter of 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $3.8 million in the second half of fiscal 2013 as compared to a loss from operations of $0.9 million for the first half of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $174 thousand on our notes payable during the first half of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the first half of fiscal 2013.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2012 of $185 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $3.2 million for the six months ended August 31, 2012 as compared to a net loss of $0.6 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the six months ended August 31, 2012 and 2011 with percent changes, follows:

	Six Months Ended August 31,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$1,497	$787	90.2%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,497	787	90.2%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	717	829	(13.5)%

Income (loss) before tax	780	(42)	1,957.1%
Income tax expense	43	—	100.0%

Net income (loss)	$737	$(42)	1,854.8%

Revenue. During the six months ended August 31, 2012, total revenue increased by $710 thousand, or 90.2%, to $1.5 million compared to the same period in the prior year due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic exhibition revenues increased to $15.0 million from $7.9 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 90.2% increase in revenue discussed above.

Operating Expenses. Operating expenses for the six months ended August 31, 2012 decreased 13.5% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2012 of $43 thousand as compared to $0 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates to the Federal Alternative Minimum Tax.

Net income (loss). Income for the six months ended August 31, 2012 was $737 thousand compared to a loss of $42 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the six months ended August 31, 2012 and 2011 (in thousands):

Liquidity

Selected cash flow information:
	Six Months Ended August 31,
	2012	2011
Net cash provided by operating activities	$4,107	$1,108
Net cash used in investing activities	(433)	(806)
Net cash (used in) provided by financing activities	(422)	8
Effects of exchange rate changes on cash and cash equivalents	7	20

Net increase in cash and cash equivalents	$3,259	$330

Operating Activities.

For the six months ended August 31, 2012, cash provided by operating activities was $4.1 million as compared to $1.1 million in the prior year. The increase in cash flow from operating activities is mainly due to the increase in net income from the prior year of approximately $5.1 million offset partially by changes in our operating assets and liabilities.

Investing Activities.

Cash used in investing activities was $0.4 million for the six months ended August 31, 2012 as compared to $0.8 million in the prior year. Of the cash used in investing activities the majority was used in the purchase of property and equipment of $345 thousand and $910 thousand for the six months ended August 31, 2012 and 2011, respectively. In addition in the current year cash of $125 thousand was used for the acquisition of the assets of Exhibit Merchandising, LLC.

Financing Activities.

Cash used in financing activities for the six months ended August 31, 2012 was $422 thousand compared to $8 thousand in cash provided in the prior year. The majority of the cash used in financing activities relates to the repayment of debt of $480 thousand.

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

During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. No shares were issued during the three or six months ended August 31, 2012.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2012 other than the changes noted below

AEI – Note Payable

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $14.2 million. The book value of the note was reduced by $6.2 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. As of August 31, 2012, the balance sheet reflects the short-term portion of the note payable at $3.7 million and the long-term portion at $0.0 million.

First Amendment to Lease Agreement

On July 26, 2012, the Company entered into a first amendment to the lease for its exhibition space in South Street Seaport – Fulton Market, in New York, New York. This space is used for our “Bodies... The Exhibition” and “Dialog in the Dark” exhibitions. The lease term is for an additional 12 months from January 1, 2013 through December 31, 2013 and can be terminated by the lessor with a ninety day written notice but not prior to June 30, 2013. The minimum annual rent for calendar year 2013 is $844 thousand.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2012.

Recent Accounting Pronouncements

Recently Adopted

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance related to the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present components of OCI as part of the statement of changes in shareholders’ equity, which was the option that the Company used to present OCI. The guidance allows for a one-statement or two-statement approach, outlined as follows:

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

PART II - OTHER INFORMATION

Information presented in PART I of this FORM 10-Q is incorporated herein by reference.

Item 1.	Legal Proceedings.

There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2012 except as noted below.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in The United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar seeks four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denies all claims of Marmargar. In its lawsuit, the Company seeks a judgment from the Court declaring that the alleged contracts are unenforceable and that the Company does not owe Marmargar any monies. The case is being transferred to The United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. The case is in its very early stages, and the Company cannot reasonably predict its outcome.

Item 1A.	Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. During the six months ended August 31, 2012, there were no material changes to our Risk Factors. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits.

See Index to Exhibits on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 15, 2012	By:	/s/ Samuel S. Weiser
Samuel S. Weiser,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2012	By:	/s/ Michael J. Little
Michael J. Little,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Filed	Incorporated by Reference
	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended.		14A	A	6-28-12

10.2	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement.	X

10.3	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement.	X

23.1	Consent of Independent Registered Public Accounting Firm		8-K/A	23.1	7-6-12

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

99.1	Audited carve-out financial statements of Arts and Exhibition International as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the accompanying notes thereto		8-K/A	99.1	7-6-12

99.2	Unaudited proforma condensed combined financial statements as of February 29, 2012 and for the year ended February 29, 2012 and the accompanying notes thereto		8-K/A	99.3	7-6-12

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2012 and February 29, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flow for the six months ended August 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.