Form 10-Q
period 2012-11-30
PREMIER EXHIBITIONS, INC.
filed 2013-01-10
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock on January 7, 2013 was 49,071,026.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2012 (Unaudited)	February 29, 2012
ASSETS

Current assets:
Cash and cash equivalents	$6,150	$2,344
Certificates of deposit and other investments	405	405
Accounts receivable, net of allowance for doubtful accounts of $325 and $311, respectively	1,672	1,390
Merchandise inventory, net of reserve of $82 and $22, respectively	1,367	1,082
Deferred income taxes	44	44
Income taxes receivable	155	246
Prepaid expenses	3,332	1,078
Other current assets	166	88

Total current assets	13,291	6,677
Artifacts owned, at cost	2,943	2,990
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $16,958 and $14,183, respectively	11,847	10,298
Exhibition licenses, net of accumulated amortization of $5,615 and $5,470, respectively	2,083	2,228
Other receivable, net of allowance for doubtful accounts of $480 and $206, respectively	14	15
Film, gaming and other application assets, net of accumulated amortization of $319 and $175, respectively	3,015	3,158
Long-term exhibition costs	700	—
Subrogation rights	250	250

Total Assets	$34,144	$25,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,343	$4,707
Income taxes payable	156	3
Deferred revenue	2,090	2,254
Short-term portion of capital lease obligations	24	—
Short-term portion of notes payable	1,283	505

Total current liabilities	7,896	7,469

Long-Term liabilities:
Lease abandonment	1,958	2,397
Long-term portion of notes payable	166	575
Long-term portion of capital lease obligations	89	—
Deferred income taxes	44	44

Total long-term liabilities	2,257	3,016

Commitment and Contingencies

Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,047,430 and 47,883,927 shares, respectively; outstanding 48,045,421 and 47,881,918 shares, respectively	5	5
Additional paid-in capital	53,168	52,479
Accumulated deficit	(33,519)	(36,866)
Accumulated other comprehensive loss	(478)	(485)
Less treasury stock, at cost; 2,009 shares	(1)	(1)

Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,175	15,132

Equity Attributable to Non-controlling interest	4,816	—

Total liabilities and shareholders’ equity	$34,144	$25,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenue:
Exhibition revenue	$5,453	$5,582	$25,024	$21,592
Merchandise revenue	2,209	644	7,108	2,574
Management fee	250	—	611	—
Licensing fee	—	—	59	—

Total revenue	7,912	6,226	32,802	24,166

Cost of revenue:
Exhibition costs	3,559	3,689	12,206	11,931
Cost of merchandise sold	863	269	2,646	903

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,422	3,958	14,852	12,834

Gross profit	3,490	2,268	17,950	11,332

Operating expenses:
General and administrative	3,304	3,516	11,476	10,333
Depreciation and amortization	918	928	2,649	2,938
Impairment of intangibles and fixed assets	—	—	—	783
Litigation settlement	—	—	—	358

Total operating expenses	4,222	4,444	14,125	14,412

Income (loss) from operations	(732)	(2,176)	3,825	(3,080)

Interest expense	(112)	(4)	(286)	(4)
Gain on debt modification	10	—	81	—
Other income (expense)	3	(8)	20	6

Income (loss) before income taxes	(831)	(2,188)	3,640	(3,078)
Income tax expense	49	—	277	39

Net income (loss)	(880)	(2,188)	3,363	(3,117)
Less: Net (income)/loss attributable to non-controlling interest	251	—	(16)	239

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(629)	$(2,188)	$3,347	$(2,878)

Net income (loss) per share:
Basic income (loss) per common share	$(0.01)	$(0.05)	$0.07	$(0.06)

Diluted income (loss) per common share	$(0.01)	$(0.05)	$0.07	$(0.06)

Shares used in basic per share calculations	48,029,592	47,427,251	47,988,433	47,362,196

Shares used in diluted per share calculations	48,029,592	47,427,251	49,094,927	47,362,196

Comprehensive income (loss)	$(629)	$(2,230)	$3,354	$(2,903)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Nine Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,363	$(3,117)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,649	2,938
Impairment of intangibles and fixed assets	—	358
Lease abandonment	(439)	(458)
Gain on debt modification	(81)	—
Stock-based compensation	649	529
Allowance for doubtful accounts	288	41
Net gain on disposal of assets	—	(27)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	(296)	1,760
Increase in merchandise inventory, net of reserve	(260)	(173)
Decrease in notes receivable	—	200
Increase in prepaid expenses	(69)	(471)
(Increase)/decrease in other assets	(78)	64
Increase in long-term development costs	(160)	—
Decrease in income taxes receivable	91	59
Increase in other receivables	(273)	(122)
Decrease in accounts payable and accrued liabilities	(364)	(951)
Decrease in deferred revenue	(164)	(31)
Increase in income taxes payable	153	—

Net cash provided by operating activities	1,646	3,716

	5,009	599

Cash flows from investing activities:
Purchases of property and equipment	(545)	(966)
Proceeds from disposal of assets	—	27
Acquisition of assets of Exhibit Merchandising, LLC	(125)	—
Titanic expedition costs incurred	—	(262)
Purchases of certificates of deposit	—	(4)
Decrease in artifacts	47	14
Non-controlling investment in consolidated joint venture	—	77

Net cash used in investing activities	(623)	(1,114)

Cash flows from financing activities:
Proceeds from option and warrant exercises	136	8
Purchase of treasury stock	(96)	—
Payments on capital lease obligations	(2)	—
Payments on notes payable	(625)	(161)

Net cash used in financing activities	(587)	(153)

Effects of exchange rate changes on cash and cash equivalents	7	(20)

Net increase (decrease) in cash and cash equivalents	3,806	(688)
Cash and cash equivalents at beginning of period	2,344	3,764

Cash and cash equivalents at end of period	$6,150	$3,076

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52	$—

Cash paid during the period for taxes	$33	$37

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$—	$(5)

Assets purchased with notes payable	$11,917	$—

Purchases of property and equipment under capital leases	$115	$—

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 1% of our revenues and 14% of attendance for the three months ended November 30, 2012 compared with 13% and 16%, respectively for the three months ended November 30, 2011 resulted from exhibition activities outside the U.S. Some of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

On December 5, 2012, the Company also announced that Robert Brandon, General Counsel and Senior Vice President Business Affairs of the Company, would not be extending his employment agreement and would cease being an officer of the Company as of January 4, 2013.

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2012, our results of operations for the three and nine months ended November 30, 2012 and 2011 and cash flows for the nine months ended November 30, 2012 and 2011. The data in the consolidated balance sheet as of February 29, 2012 was derived from our audited consolidated balance sheet as of February 29, 2012, as presented in our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the nine months ended November 30, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2013 (“fiscal 2013”).

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

The following table sets forth the computation of basic and diluted net income (loss) per share. Since the three month periods ended November 30, 2012 and 2011 and the nine month period ended November 30, 2011 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to shareholders (in thousands)	$(629)	$(2,188)	$3,347	$(2,878)
Denominator:
Basic weighted-average shares outstanding	48,029,592	47,427,251	47,988,433	47,362,196
Effect of dilutive stock options and warrants	—	—	1,106,494	—

Diluted weighted-average shares outstanding	48,029,592	47,427,251	49,094,927	47,362,196

Net income (loss) per share:
Basic	$(0.01)	$(0.05)	$0.07	$(0.06)

Diluted	$(0.01)	$(0.05)	$0.07	$(0.06)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Warrants	6,000	60,000	6,000	60,000
Stock options	1,145,032	1,446,698	1,145,032	1,446,698

Total	1,151,032	1,506,698	1,151,032	1,506,698

3.	Total Comprehensive Income (Loss)

The following table provides a summary of total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(629)	$(2,188)	$3,347	$(2,878)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(2)	—	(5)
Net foreign currency translation gain (loss)	—	(40)	7	(20)

Total comprehensive income (loss)	$(629)	$(2,230)	$3,354	$(2,903)

4.	Assets Related to 2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.

We have capitalized $4.5 million of costs related to the expedition which have been allocated to specific assets as reflected in the following table (in thousands).

	November 30, 2012	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	319	175
Accumulated depreciation	352	158

Expedition costs capitalized, net	$3,837	$4,175

As of November 30, 2012 only the gaming and other application assets have not begun being amortized however, we expect amortization to begin in the fourth quarter of fiscal 2013 since these assets will be begin being used in our exhibits at that time.

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Condensed Consolidated Balance Sheets.

5.	Notes Payable and Capital Lease Obligations

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

On November 26, 2012 the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide. To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand dollars. The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company. Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand, which is included in non-operating income (expense) as a gain on debt modification. The final payment of $62 thousand was made in December 2012.

As of November 30, 2012 the short-term portion of the note payable was $245 thousand and the long-term portion was $166 thousand.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC, both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $14.2 million. The book value of the note was reduced by $6.2 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. Based upon the expected repayment amount of $8.0 million and an imputed interest rate of 5.75%, the fair value of this note was approximately $7.1 million as of April 20, 2012. As of November 30, 2012, the balance sheet reflects the short-term portion of the note payable at $1.0 million and the long-term portion at $0.0 million.

On October 8, 2012, the Company entered into two capital leases for the use of computer equipment. The value of the equipment leased was $115 thousand. Future payments are $2,600 per month for the first three years and $1,700 per month for the final two years of leases. As of November 30, 2012, the balance sheet reflects the short-term portion of capital lease obligations of $24 thousand and the long-term portion of $89 thousand.

6.	Capital Stock and Stock-Based Compensation

During the nine months ended November 30, 2012, the Company’s Chief Executive Officer and President received 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested on June 29, 2012, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock and have a weighted average price of $2.70 per share.

The grant price of the stock appreciation rights is $2.70, with a fair market value at the date of grant of $1.72. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of .39%, a volatility rate of 80.47%, an annual dividend rate of 0% and an expiration date of June 29, 2017.

As of November 30, 2012 the Company has accrued a liability of approximately $158 thousand for the stock appreciation rights that is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of .48%, a volatility rate of 94.61%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at November 30, 2012.

During the nine months ended November 30, 2012, the Company’s Chief Executive Officer and President surrendered 28,577 shares of stock worth approximately $78 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan. These shares were surrendered at an average price of $2.70 per share based upon the closing price of the Company’s common stock on the day of vesting.

During the three months ended November 30, 2012, the Company’s General Counsel and Senior Vice President Business Affairs surrendered 6,690 shares of stock worth approximately $18 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan. These shares were surrendered at an average price of $2.80 per share based upon the closing price of the Company’s common stock on the day of vesting.

On August 23, 2012, at the Annual Meeting of Shareholders, our shareholders approved the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended (the “Amended 2009 Plan”). The Amended 2009 Plan became effective as of June 6, 2012, the date the Board approved the Amended 2009 Plan subject to shareholder approval, and will continue in effect until June 6, 2022, or such earlier date as our Board of Directors may determine.

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

Although the Company did not have a controlling financial interest in the joint venture, we determined that consolidation was appropriate due to assessment of the Company’s participation in the financial and operational decisions of the joint venture made in the ordinary course of business, as outlined in Accounting Standards Codification (“ASC”) ASC 810-10-25. Therefore, the joint venture’s results were consolidated into the Company’s financial statements and reflected as a non-controlling interest.

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to a unilateral termination right the Company had negotiated that included the waiver of the $300 thousand termination fee otherwise payable, if the termination was effected prior to the end of August 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contend that Playboy had previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended November 30, 2011.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended November 30, 2011.

During the portion of fiscal 2012 that the Agreement was in effect, the Company incurred expenditures for exhibition rights of $50 thousand and received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date.

Arts and Exhibitions International, LLC

On April 20, 2012, the Company’s Premier Exhibition Management LLC subsidiary and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company granted a 10% interest in

Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $4.8 million as part of this transaction. The Company used level 3 inputs based upon Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM. The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the three and nine months ended November 30, 2012, the net income (loss) related to the non-controlling interest in PEM was $(251) thousand and $16 thousand, respectively.

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $125,000.

During these proceedings, on July 2, 2004, the District Court also rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition (the “1987 Artifacts”). RMST appealed the July 2, 2004 District Court order to the Appellate Court. On January 31, 2006, the Appellate Court reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Appellate Court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. These artifacts were not part of the August 2011 award, but are now subject to the covenants and conditions agreed to by the Company.

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

In August, 2011, the State Department and NOAA resubmitted draft legislation to Congress. Since that time, RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns. Recently, the members of the United States Congress have sponsored this revised legislation and it is now making its ways through the legislative process. RMST has taken efforts support the passage of this revised implementing legislation into law. The Company believes that the passage of this legislation, as modified by RMST, will recognize the Company’s past and future role with regard to the wreck site.

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

On February 24, 2012, the Company filed suit against Dr. Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleges that Messrs. Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Mr. Geller, the Company’s former CEO, is alleged to have tortiously interfered with the Company’s contractual rights in connection with the European exhibitions. All of the defendants have now been served with the Complaint and discovery is now underway. The amount of any potential recovery is not reasonably estimable at this time.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar seeks four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denies all claims of Marmargar. In its lawsuit, the Company seeks a judgment from the Court declaring that the alleged contracts are unenforceable and that the Company does not owe Marmargar any monies. The case has been transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. Marmargar has filed a counterclaim seeking to enforce the two alleged contracts. The case is in its very early stages, and the Company cannot reasonably predict its outcome.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection. As of November 30, 2012 a net receivable of $148 thousand is included in the Company’s accounts receivable.

Proposed Legislation and Government Inquiries

On May 23, 2008, the Company entered into an Assurance of Discontinuance (the “Assurance”) with the Attorney General of the State of New York. The Assurance resolves the inquiry initiated by the Attorney General’s Office regarding our New York City exhibition, “Bodies…The Exhibition.” Subject to the provisions of the Assurance, the Company has continued to operate the exhibition in New York City. Although most of its requirements under the Assurance have now been concluded, the Company will continue to post certain disclosures regarding the sourcing of the specimens in the exhibition as long as that exhibition operates in New York City. The Company has voluntarily agreed to similar disclosures with the states of Washington, Missouri, and Oklahoma.

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

Revenue Examinations

As of November 30, 2012, the Internal Revenue Service (“IRS”) was conducting an examination of the Company’s federal tax return for the fiscal year ended February 28, 2010. Although no final determination has been received by the Company as of November 30, 2012, we believe that the IRS will not assert any liability related to this exam. We have agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our February 28, 2010 tax year. Additionally, the IRS has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2009, 2008 and 2007, with no significant adjustments required. These settlements are subject to formal review and approval by the IRS. This proceeding is expected to be concluded within the next 12 months. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement. No shares were issued or sold during the three or nine months ended November 30, 2012.

10.	Asset Purchase Agreement and Related Matters

Transaction – Orlando

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. On June 29, 2012 the Company and Worldwide entered into an amendment to the Asset Purchase Agreement to amend the payment schedule in exchange for a reduction in the total payments to $1,430,000. On November 26, 2012 the Company and Worldwide entered into an amendment to the Asset Purchase Agreement to amend the payment schedule in exchange for a reduction in the total payments to $1,418,000.

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

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. Unless renewed, our license to exhibit “King Tut II” will expire during fiscal 2013. We have been notified by the Egyptian government that the license to exhibit “Cleopatra”, originally set to expire during fiscal 2014, will be terminated by the end of fiscal 2013. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company incurred approximately $610,000 in transaction related expenses for investment banking, legal, and accounting fees of the acquired business, of which $500,000 was recognized in fiscal year 2013 and $110,000 in fiscal year 2012. Newco has also assumed substantially all of the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments are expected to total $3.2 million. When AEG pays these fees, the balance of the Promissory Note will be increased by the amount of the payment(s).

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

The pro forma information below includes the effect of the TTE and AEI acquisitions as if they had been consummated as of March 1, 2011 (in thousands). The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of March 1, 2011.

	Three Months Ended November 30,			Nine Months Ended November 30,
	2012	2011		2012	2011
Total revenue	$7,849	$6,586	Total revenue	$32,754	$25,582
Loss from operations	(775)	(2,091)	Income (loss) from operations	3,746	(2,740)
Net loss	(566)	(2,209)	Net income (loss)	3,417	(2,851)

Transaction – Exhibit Merchandising, LLC

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand from TIX Corporation and Exhibit Merchandising, LLC. The assets purchased consisted of inventory valued at $25 thousand and fixed assets valued at $100 thousand.

As part of the asset purchase of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates.”

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

Revenue derived from exhibitions presented outside of the U.S. was $93 thousand and $0.8 million for the three months ended November 30, 2012 and 2011, respectively and $1.1 million and $4.9 million for the nine months ended November 30, 2012 and 2011, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $0.4 million and $1.9 million reported for the RMS Titanic segment for the three months and nine months ended November 30, 2012, respectively and $0.3 million and $1.1 million for the three months and nine months ended November 30, 2011, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and nine months ended November 30, 2012 and 2011 by segment (in thousands):

	Three Months Ended November 30, 2012
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,912	$425	$(425)	$7,912
Cost of revenue (exclusive of depreciation and amortization)	4,847	—	(425)	4,422

Gross profit	3,065	425	—	3,490

Operating expenses:
General and administrative	3,146	158		3,304
Depreciation and amortization	892	26	—	918

Total Operating expenses	4,038	184	—	4,222

Income (loss) from operations	(973)	241	—	(732)

Other expense	(99)	—	—	(99)

Income (loss) before income tax	(1,072)	241	—	(831)

Income tax expense	15	34	—	49

Net income (loss)	(1,087)	207	—	(880)
Less: Net loss attributable to non-controlling interest	251	—	—	251

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(836)	$207	$—	$(629)

	Three Months Ended November 30, 2011
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$6,226	$275	$(275)	$6,226
Cost of revenue (exclusive of depreciation and amortization)	4,233	—	(275)	3,958

Gross profit	1,993	275	—	2,268

Operating expenses:
General and administrative	3,112	404	—	3,516
Depreciation and amortization	902	26	—	928
Impairment of intangibles and fixed assets	—	—	—	—
Litigation settlement	—	—	—	—

Total Operating expenses	4,014	430	—	4,444

Loss from operations	(2,021)	(155)	—	(2,176)

Other expense	(12)	—		(12)

Loss before income tax	(2,033)	(155)	—	(2,188)

Income tax expense	—	—	—	—

Net loss	(2,033)	(155)	—	(2,188)
Less: Net loss attributable to non-controlling interest	—	—	—	—

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,033)	$(155)	$—	$(2,188)

	Nine Months Ended November 30, 2012
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$32,802	$1,922	$(1,922)	$32,802
Cost of revenue (exclusive of depreciation and amortization)	16,774	—	(1,922)	14,852

Gross profit	16,028	1,922	—	17,950

Operating expenses:
General and administrative	10,654	822		11,476
Depreciation and amortization	2,570	79	—	2,649

Total Operating expenses	13,224	901	—	14,125

Income from operations	2,804	1,021	—	3,825

Other expense	(185)	—	—	(185)

Income before income tax	2,619	1,021	—	3,640

Income tax expense	200	77	—	277

Net income	2,419	944	—	3,363
Less: Net income attributable to non-controlling interest	(16)	—	—	(16)

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$2,403	$944	$—	$3,347

	Nine Months Ended November 30, 2011
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$24,166	$1,061	$(1,061)	$24,166
Cost of revenue (exclusive of depreciation and amortization)	13,895	—	(1,061)	12,834

Gross profit	10,271	1,061	—	11,332

Operating expenses:
General and administrative	9,250	1,083	—	10,333
Depreciation and amortization	2,805	133	—	2,938
Impairment of intangibles and fixed assets	358	—	—	358
Litigation settlement	783	—	—	783

Total Operating expenses	13,196	1,216	—	14,412

Loss from operations	(2,925)	(155)	—	(3,080)

Other income	2	—		2

Loss before income tax	(2,923)	(155)	—	(3,078)

Income tax expense	39	—	—	39

Net loss	(2,962)	(155)	—	(3,117)
Less: Net loss attributable to non-controlling interest	239	—	—	239

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,723)	$(155)	$—	$(2,878)

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

	As of
	November 30, 2012	February 29, 2012
Exhibition Management	$25,698	$15,438
RMS Titanic	7,306	7,465
Corporate and unallocated	1,140	2,714

Total assets	$34,144	$25,617

Expenditures for additions to long-lived assets by segment for the nine months ended November 30, 2012 and 2011, respectively are reflected in the table below (in thousands):

	Nine Months Ended November 30,
	2012	2011
Exhibition Management	$392	$966
RMS Titanic	153	262

Total capital expenditures	$545	$1,228

12.	Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

13.	RMS Titanic Sale

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

On December 5, 2012, the Company also announced that Robert Brandon, General Counsel and Senior Vice President Business Affairs of the Company, would not be extending his employment agreement and would cease being an officer of the Company as of January 4, 2013.

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

As of November 30, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies…The Exhibition” and “Bodies Revealed”	3	5	8
“Dialog in the Dark”	1	—	1
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	7	15	22

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of November 30, 2012, we had the ability to present 9 concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach and to execute on its plans to capitalize on the 100 year anniversary of the maiden voyage and sinking of the Titanic.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of November 30, 2012, we had the ability to present 8 concurrent human anatomy exhibitions.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. Visitors are escorted through a series of galleries immersed in total darkness and challenged to perform tasks without the use of their vision. In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012. As of November 30, 2012, we had the ability to present one “Dialog in the Dark” exhibition. At this time the Company has not determined the future plans for its “Dialog in the Dark” exhibition.

Management has created a process to evaluate and develop new content that can be used to create new touring exhibitions. Other more generic processes were implemented to support traditional business decisions ranging from human resources management to financial planning and analysis.

South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City were closed during the end of October and all of November 2012 due to complications from Hurricane Sandy. The exhibitions remain closed. Municipal authorities have ordered that the building may not be reopened to the public until the landlord makes the necessary repairs. In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened. On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the month of November 2012, the Company received no revenue at the Seaport. The revenue earned at the Seaport for the same month of fiscal 2012 was approximately $461 thousand. In addition, the Company incurred approximately $289 thousand of operating costs at the Seaport in November 2012, as many advertising and other expenses could not be mitigated in the short term.

The Company does not know if, or when it can expect to resume operating at the Seaport. The Company does not expect to be able to reopen in the fourth quarter of fiscal 2013, so it expects that no revenue will be generated at this venue. In addition, certain advertising and other expenses may be only partially avoided in the fourth quarter of fiscal 2013, and some expenses are paid in advance and not recoverable by contract. The Company is currently negotiating with these providers, so the amount of continuing expenses cannot be determined at this time. In the fourth quarter of fiscal 2012, the Company’s operation at the Seaport contributed approximately $1.3 million in revenue and approximately $1.1 million in expense, resulting in approximately $193 thousand to the Company’s reported gross profit and net income for that period of the prior fiscal year.

The Company has property and business interruption coverage at the Seaport and has submitted claims for each. The amount of potential recovery for these claims is uncertain at this time, and the Company has not recorded a receivable for insurance proceeds.

Exhibitions

“Titanic: The Artifact Exhibition”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. Approximately 24 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During the third quarter of 2013, we presented 9 separate Titanic exhibitions at 14 venues, including “Titanic: The Experience”.

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

“Bodies…The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies…The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the third quarter of 2012, we presented 8 separate Bodies exhibitions at 11 venues.

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

“Dialog in the Dark”

In 2008, we expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions are intended to provide insight and experience to the paradox of learning to “see” without the use of sight. Small groups of visitors navigate this exhibition, with the help of blind or visually impaired guides, through a series of galleries immersed in total darkness and are challenged to perform tasks without the use of vision. We closed our “Dialog in the Dark” exhibit in Atlanta, Georgia in March 2012. We currently have a “Dialog in the Dark” exhibit in New York City, however it is currently not operating due to Hurricane Sandy.

Arts and Exhibitions International, LLC (“AEI”)

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures are under license from Egypt’s Supreme Council of Antiquities and are drawing record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun’s tomb, including King Tut’s golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut’s mummy and what it is telling researchers about his life and death. More than nine million visitors have attended the exhibition to date.

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

Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company expects to begin touring in March 2013.

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

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to the unilateral termination right the Company had negotiated, which resulted in the automatic waiver of the $300 thousand termination fee otherwise payable if the termination was effected prior to the end of August 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contended that Playboy had previously breached the License Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (and accordingly withheld such final license fee installment to cover a portion of those damages sustained by us).

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

	November 30, 2012	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	319	175
Accumulated depreciation	352	158

Expedition costs capitalized, net	$3,837	$4,175

In order to increase interest in the expedition, the Company established a central web point of presence for the expedition (ExpeditionTitanic.com), which will continues to serve as the central site to convey the ongoing efforts to preserve the legacy of the Titanic. During the 2010 expedition, the website featured updates from the crew and other expedition participants, images of the wreck site, and photo/live feed updates that allowed visitors to the site to follow the expedition as it was in process.

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

In addition, a significant project such as this requires management by a team of professionals, from the Expedition Leader to other individuals specializing in project management, legal and other specialties which were necessary to ensure that the expedition was conducted efficiently and effectively. A portion of the general management expenses that we capitalized is an allocation of production overhead, which, in accordance with Accounting Standards Codification 926-20-25-2, includes an allocation of costs of the individuals with either exclusive or significant responsibility for the production of a film. For those individuals with a significant, but not an exclusive responsibility, we allocated their costs based on hours worked related to the expedition and tasks related to the development of the film versus hours worked on other matters. In addition, included in capitalized general management expenses are legal and public relations costs incurred associated with the creation of the digital assets.

As of November 30, 2012 only the gaming and other application assets have not begun being amortized however, we expect amortization to begin in the fourth quarter of 2013 since these assets will be begin being used in our exhibits at that time.

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

During the second quarter of fiscal 2011, we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet. Also, at the end of the third quarter of fiscal 2012, we re-launched our e-commerce website as www.thetitanicstore.com, which offers Titanic—themed merchandise.

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

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 1% of our revenues and 14% of attendance for the quarter ended November 30, 2012 compared with 13% and 16%, respectively, for the quarter ended November 30, 2011 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended November 30, 2012 Compared to the Quarter Ended November 30, 2011

An analysis of our condensed consolidated statements of operations for the three months ended November 30, 2012 and 2011, with percent changes, follows:

	November 30, 2012	November 30, 2011	2012 vs. 2011
	(In thousands except percentages and per share data)
Revenue	$7,912	$6,226	27.1%
Cost of revenue (exclusive of depreciation and amortization)	4,422	3,958	11.7%

Gross profit	3,490	2,268	53.9%

Gross profit as a percent of revenue	44.1%	36.4%
Operating expenses	4,222	4,444	(5.0)%

Loss from operations	(732)	(2,176)	66.4%
Other income (expense)	(99)	(12)	725.0%

Loss before income taxes	(831)	(2,188)	62.0%

Income tax expense	49	—	N/A %

Effective tax rate	-5.9%	0.0%
Net income (loss)	(880)	(2,188)	59.8%
Less: Net loss attributable to non-controlling interest	251	—	N/A %

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(629)	$(2,188)	71.3%

Net loss per share:
Basic loss per share	$(0.01)	$(0.05)

Diluted net loss per share	$(0.01)	$(0.05)

Revenue. During the quarter ended November 30, 2012, total revenue increased by $1.7 million, or 27.1% to $7.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$4,876	$4,827
Non-refundable license fees for current exhibitions	577	755

Total Exhibition revenue	5,453	5,582
Merchandise revenue	2,209	644
Management fee	250	—
Licensing fee	—	—

Total Revenue	$7,912	$6,226

Key Non-financial Measurements
Number of venues presented	26	18
Operating days	1,246	1,244
Attendance (in thousands)	497	373
Average attendance per operating day	399	304
Average ticket price per pre-partner split	$16.00	$16.48
Average merchandise sales per ticket sold	$2.26	$1.89

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $0.1 million to $5.5 million. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 26 exhibits presented, the Company experienced a corresponding increase in attendance from 372,683 in the third quarter of fiscal 2012 to 496,895 in the third quarter of fiscal 2013. We attribute this increase in attendance in large part to better venue selection, having 1 additional touring Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary.

Revenue from self-run exhibitions was 58.1% of total revenue in the third quarter of fiscal 2013, compared to 91.8% of revenue for the third quarter of fiscal 2012. During the third quarter of fiscal 2012 and 2013, all of our revenue from self-run exhibitions was derived from stationary exhibits. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $1.6 million to $2.2 million for the three months ended November 30, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to the Exhibit Merchandising, LLC assets were approximately $824 thousand in the third quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the third quarter of fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of revenue. During the three months ended November 30, 2012, total cost of revenue increased by $464 thousand, or 11.7%, to $4.4 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
Exhibition costs

Production	$198	$211	(6.2)%
Operating Expenses	2,485	2,424	2.5%
Marketing	876	1,054	(16.9)%

	3,559	3,689	(3.5)%

Exhibition expense as percent of exhibition revenue	65.3%	66.1%

Cost of merchandise	863	269	220.8%
Cost of merchandise as percent of merchandise revenue	39.1%	41.8%

Total	$4,422	$3,958	11.7%

Cost of revenue as a percent of total revenue	55.9%	63.6%

Our exhibition costs of $3.6 million for the three months ended November 30, 2012 decreased by 3.5%, or $130 thousand, compared to the same period last year as all exhibition costs categories remained relatively flat.

Cost of merchandise as a percent of merchandise revenue decreased from 41.8% in the third quarter of fiscal 2012 to 39.1% in the third quarter of fiscal 2013 primarily due to lower merchandise costs based on better vendor contracts.

Gross profit. During the three months ended November 30, 2012, our total gross profit increased by $1.2 million as we generated a gross profit of $3.5 million compared to $2.3 million for the same period last year. Our gross profit increased primarily due to the increase in merchandise and management fee revenues as outlined above. However, gross margin and net income was negatively affected by approximately $320 thousand due to Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October and November 2012, during which no revenue was earned at the Seaport.

Operating expenses. Our general and administrative expenses decreased by $212 thousand to $3.3 million for the three months ended November 30, 2012 compared to the same period last year. The decrease is primarily due to a decrease in professional fees and office expenses only partially offset by an increase in compensation related expenses.

Our depreciation and amortization expenses were relatively flat with prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013. This increase in amortization expense was offset by lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

Loss from operations. We realized loss from operations of $0.7 million in the third quarter of fiscal 2013 as compared to a loss from operations of $2.2 million for the third quarter of fiscal 2012. This is mainly due to higher merchandise and management fee revenues.

Other Income (expense). We recognized interest expense of $112 thousand on our notes payable during the third quarter of fiscal 2013 as compared to $4 thousand in the third quarter of fiscal 2012.

Income tax expense. We recorded income tax expense for the three months ended November 30, 2012 of $49 thousand as compared to $0 in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net loss. We realized net loss of $0.6 million for the three months ended November 30, 2012 as compared to a net loss of $2.2 million for the same period last year. Of this amount, a net loss of $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

The Quarter Ended November 30, 2012 Compared to the Quarter Ended November 30, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended November 30, 2012 and 2011, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$7,912	$6,226	27.1%
Cost of revenue (exclusive of depreciation and amortization)	4,847	4,233	14.5%

Gross profit	3,065	1,993	53.8%

Gross profit as a percent of revenue	38.7%	32.0%

Operating expenses	4,038	4,014	0.6%

Loss from operations	(973)	(2,021)	(51.9)%

Other expense	(99)	(12)	725.0%

Loss before income tax	(1,072)	(2,033)	47.3%

Income tax expense	15	—	N/A %

Effective tax rate	-1.4%	0.0%

Net loss	(1,087)	(2,033)	46.5%
Less: Net loss attributable to non-controlling interest	251	—	N/A %

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(836)	$(2,033)	58.9%

Revenue. During the quarter ended November 30, 2012, total revenue increased by $1.7 million, or 27.1% to $7.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$4,876	$4,827
Non-refundable license fees for current exhibitions	577	755

Total Exhibition revenue	5,453	5,582
Merchandise Revenue	2,209	644
Management Fee	250	—
Licensing Fee	—	—

Total Revenue	$7,912	$6,226

Key Non-financial Measurements
Number of venues presented	26	18
Operating days	1,246	1,244
Attendance (in thousands)	497	373
Average attendance per operating day	399	304
Average ticket price per pre-partner split	$16.00	$16.48
Average merchandise sales per ticket sold	$2.26	$1.89

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $0.1 million to $5.5 million. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 26 exhibits presented, the Company experienced a corresponding increase in attendance from 372,683 in the third quarter of fiscal 2012 to 496,895 in the third quarter of fiscal 2013. We attribute this increase in attendance in large part to better venue selection, having 1 additional touring Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary Revenue from self-run exhibitions was 58.1% of total revenue in the third quarter of fiscal 2013, compared to 91.8% of revenue for the third quarter of fiscal 2012. During the third quarter of fiscal 2012 and 2013, all of our revenue from self-run exhibitions was derived from stationary exhibits. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $1.6 million to $2.2 million for the three months ended November 30, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to the Exhibit Merchandising, LLC assets were approximately $817 thousand in the third quarter of fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the third quarter of fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of revenue. During the three months ended November 30, 2012, total cost of revenue increased by $614 thousand, or 14.5%, to $4.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
Exhibition costs

Production	$198	$211	(6.2)%
Operating Expenses	2,910	2,699	7.8%
Marketing	876	1,054	(16.9)%

	3,984	3,964	0.5%

Exhibition expense as percent of exhibition revenue	73.1%	71.0%

Cost of merchandise	863	269	220.8%
Cost of merchandise as percent of merchandise revenue	39.1%	41.8%

Total	$4,847	$4,233	14.5%

Cost of revenue as a percent of total revenue	61.3%	68.0%

Our exhibition costs of $4.0 million for the three months ended November 30, 2012 were relatively flat compared to the same period last year as the RMS Titanic royalty expense increase of $150 thousand was offset by a decrease in marketing expenses.

Cost of merchandise as a percent of merchandise revenue decreased from 41.8% in the third quarter of fiscal 2012 to 39.1% in the third quarter of fiscal 2013 primarily due to lower merchandise costs based on better vendor contracts.

Gross profit. During the three months ended November 30, 2012, our total gross profit increased by $1.1 million as we generated a gross profit of $3.1 million compared to $2.0 million for the same period last year. Our gross profit increased primarily due to the increase in merchandise and management fee revenues as outlined above. However, gross margin and net income was negatively affected by approximately $320 thousand due to Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October and November 2012, during which no revenue was earned at the Seaport.

Operating expenses. Our general and administrative expenses was relatively flat with prior year as a decrease in professional fees and office expenses only was offset by an increase in compensation related expenses and a decrease in administrative fees charged to our RMS Titanic segment.

Our depreciation and amortization expenses were relatively flat with prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of 2013. This increase in amortization expense was offset by lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012.

Loss from operations. We realized loss from operations of $1.0 million in the third quarter of fiscal 2013 as compared to a loss from operations of $2.0 million for the third quarter of fiscal 2012. This is mainly due to higher merchandise and management fee revenues.

Other Income (expense). We recognized interest expense of $112 thousand on our notes payable during the third quarter of fiscal 2013 as compared to $4 thousand in the third quarter of fiscal 2012.

Income tax expense. We recorded income tax expense for the three months ended November 30, 2012 of $15 thousand as compared to $0 in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net loss. We realized net loss of $0.8 million for the three months ended November 30, 2012 as compared to a net loss of $2.0 million for the same period last year. Of this amount, a net loss of $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended November 30, 2012 and 2011 with percent changes follows:

	Three Months Ended November 30,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$425	$275	54.5%
Cost of revenue (exclusive of depreciation and amortization)	—	—	N/A %

Gross profit	425	275	54.5%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	184	430	(57.2)%

Income (loss) before tax	241	(155)
Income tax expense	34	—	N/A %

Net income (loss)	$207	$(155)	233.5%

Revenue. During the three months ended November 30, 2012, total revenue increased by $125 thousand, or 54.5%, to $0.4 million compared to the same period in the prior year due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic exhibition revenues increased to $4.3 million from $2.8 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 54.5% increase in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended November 30, 2012 decreased 57.2% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax expense for the three months ended November 30, 2012 of $34 thousand as compared to $0 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates to the Federal Alternative Minimum Tax.

Net income (loss). Income for the three months ended November 30, 2012 was $207 thousand compared to a loss of $155 thousand for the same period in the prior year based on the items discussed above.

The Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011

An analysis of our condensed consolidated statements of operations for the nine months ended November 30, 2012 and 2011, with percent changes, follows:

	November 30, 2012	November 30, 2011	2012 vs. 2011
	(In thousands except percentages and per share data)
Revenue	$32,802	$24,166	35.7%
Cost of revenue (exclusive of depreciation and amortization)	14,852	12,834	15.7%

Gross profit	17,950	11,332	58.4%

Gross profit as a percent of revenue	54.7%	46.9%

Operating expenses	14,125	14,412	(2.0)%

Income (loss) from operations	3,825	(3,080)	224.2%

Other income (expense)	(185)	2	(9,350.0)%

Income (loss) before income tax	3,640	(3,078)	218.3%

Income tax expense	277	39	(610.3)%

Effective tax rate	7.6%	-1.3%
Net income (loss)	3,363	(3,117)	207.9%
Less: Net (income) loss attributable to non-controlling interest	(16)	239	(106.7)%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,347	$(2,878)	216.3%

Net income (loss) per share:
Basic income (loss) per share	$0.07	$(0.06)

Diluted net income (loss) per share	$0.07	$(0.06)

Revenue. During the nine months ended November 30, 2012, total revenue increased by $8.6 million, or 35.7% to $32.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$21,657	$19,040
Non-refundable license fees for current exhibitions	3,367	2,552

Total Exhibition revenue	25,024	21,592
Merchandise revenue	7,108	2,574
Management fee	611	—
Licensing fee	59	—

Total Revenue	$32,802	$24,166

Key Non-financial Measurements
Number of venues presented	32	28
Operating days	4,205	3,368
Attendance (in thousands)	2,245	1,517
Average attendance per operating day	534	451
Average ticket price per pre-partner split	$14.93	$16.98
Average merchandise sales per ticket sold	$2.28	$2.09

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.4 million to $25.0 million mainly driven by an increase in attendance at the Company’s exhibits. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue or merchandise revenue We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 32 exhibits presented, the Company experienced a corresponding increase in attendance from 1,517,383 in the first nine months of fiscal 2012 to 2,244,862 in the first nine months of 2013. We attribute this increase in attendance in large part to better venue selection, having 1 additional touring

Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 60.6% of total revenue in the first nine months of fiscal 2013, compared to 78.4% of revenue for the first nine months of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the nine months ended November 30, 2012, as compared to 88.6% stationary exhibits and 11.4% touring exhibits for the nine months ended November 30, 2011. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $4.5 million to $7.1 million for the nine months ended November 30, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to the Exhibit Merchandising, LLC assets were approximately $1.4 million in fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the first nine months of fiscal 2013. This is a new revenue stream in fiscal 2013.

Licensing fee revenue increased due to revenue received for the use of our intellectual property.

Cost of revenue. During the nine months ended November 30, 2012, total cost of revenue increased by $2.0 million, or 15.7%, to $14.9 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
Exhibition costs

Production	$542	$669	(19.0)%
Operating Expenses	7,442	7,985	(6.8)%
Marketing	4,222	3,277	28.8%

	12,206	11,931	2.3%

Exhibition expense as percent of exhibition revenue	48.8%	55.3%
Cost of merchandise	2,646	903	193.0%
Cost of merchandise as percent of merchandise revenue	37.2%	35.1%

Total	$14,852	$12,834	15.7%

Cost of revenue as a percent of total revenue	45.3%	53.1%

Our exhibition costs of $12.2 million for the nine months ended November 30, 2012 increased by 2.3%, or $275 thousand, compared to the same period last year due mainly to an increase of marketing expense only partially offset by decreases in production and operating expenses.

Cost of merchandise as a percent of merchandise revenue increased from 35.1% in the nine months ended November 30, 2011 compared to 37.2% in the nine months ended November 30, 2012 primarily due to higher freight and handling costs offset partially by better vendor contracts.

Gross profit. During the nine months ended November 30, 2012, our total gross profit increased by $6.6 million as we generated a gross profit of $18.0 million compared to $11.3 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above. However, gross margin and net income was negatively affected by approximately $320 thousand due to Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October and November 2012, during which no revenue was earned at the Seaport.

Operating expenses. Our general and administrative expenses increased by $1.1 million to $11.4 million for the nine months ended November 30, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses.

Our depreciation and amortization expenses decreased $289 thousand in the nine months ended November 30, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012. This was partially offset by an increase in amortization related to the 2D and 3D film assets being placed in service in fiscal 2013.

During the second quarter of fiscal 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $3.8 million in the first nine months of fiscal 2013 as compared to a loss from operations of $3.1 million for the first nine months of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $286 thousand on our notes payable during the nine months ended November 30, 2012 as compared to $4 thousand during the nine months ended November 30, 2011 This was only partially offset by a $81 thousand gain on debt modification in the first nine months of fiscal 2013.

Income tax expense. We recorded income tax expense for the nine months ended November 30, 2012 of $277 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $3.3 million for the nine months ended November 30, 2012 as compared to a net loss of $2.9 million for the same period last year. Of this amount, a net loss of $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

The Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the nine months ended November 30, 2012 and 2011, with percent changes, follows:

	Nine Months Ended November 30,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$32,802	$24,166	35.7%
Cost of revenue (exclusive of depreciation and amortization)	16,774	13,895	20.7%

Gross profit	16,028	10,271	56.1%

Gross profit as a percent of revenue	48.9%	42.5%
Operating expenses	13,224	13,196	0.2%

Income (loss) from operations	2,804	(2,925)	195.9%

Other income (expense)	(185)	2	(9,350.0)%

Income before income tax	2,619	(2,923)	189.6%

Income tax expense	200	39	412.8%

Effective tax rate	7.6%	-1.3%

Net income (loss)	2,419	(2,962)	181.7%
Less: Net (income)/ loss attributable to non-controlling interest	(16)	239	106.7%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,403	$(2,723)	188.2%

Revenue. During the nine months ended November 30, 2012, total revenue increased by $8.6 million, or 35.7% to $32.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$21,657	$19,040
Non-refundable license fees for current exhibitions	3,367	2,552

Total Exhibition revenue	25,024	21,592
Merchandise Revenue	7,108	2,574
Management Fee	611	—
Licensing Fee	59	—

Total Revenue	$32,802	$24,166

Key Non-financial Measurements
Number of venues presented	32	28
Operating days	4,205	3,368
Attendance (in thousands)	2,245	1,517
Average attendance per operating day	534	451
Average ticket price per pre-partner split	$14.93	$16.98
Average merchandise sales per ticket sold	$2.28	$2.09

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.4 million to $25.0 million mainly driven by an increase in attendance at the Company’s exhibits. During the third quarter of fiscal 2013, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue or merchandise revenue We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 32 exhibits presented, the Company experienced a corresponding increase in attendance from 1,517,383 in the first nine months of fiscal 2012 to 2,244,862 in the first nine months of 2013. We attribute this increase in attendance in large part to better venue selection, having 1 additional touring

Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary. Revenue from self-run exhibitions was 58.1% of total revenue in the first nine months of fiscal 2013, compared to 78.4% of revenue for the first nine months of fiscal 2012. The Company’s revenue from self-run exhibitions was comprised of 100% stationary exhibits for the nine months ended November 30, 2012, as compared to 88.6% stationary exhibits and 11.4% touring exhibits for the nine months ended November 30, 2011. These comparisons exclude the AEI portfolio.

Merchandise revenue increased $4.5 million to $7.1 million for the nine months ended November 30, 2012. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to Exhibit Merchandising, LLC assets were approximately $1.4 million in fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for the first nine months of fiscal 2013. This is a new revenue stream in fiscal 2013.

Licensing fee revenue increased due to revenue received for the use of our intellectual property.

Cost of revenue. During the nine months ended November 30, 2012, total cost of revenue increased by $2.9 million, or 20.7%, to $16.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
Exhibition costs

Production	$542	$669	(19.0)%
Operating Expenses	9,364	9,046	3.5%
Marketing	4,222	3,277	28.8%

	14,128	12,992	8.7%

Exhibition expense as percent of exhibition revenue	56.5%	60.2%
Cost of merchandise	2,646	903	193.0%
Cost of merchandise as percent of merchandise revenue	37.2%	35.1%

Total	$16,774	$13,895	20.7%

Cost of revenue as a percent of total revenue	51.1%	57.5%

Our exhibition costs of $14.1 million for the nine months ended November 30, 2012 increased by 8.7%, or $1.1 million, compared to the same period last year due mainly to an increase of marketing expense and an increase in RMS Titanic royalty fees only partially offset by decreases in production and other operating expenses.

Cost of merchandise as a percent of merchandise revenue increased from 35.1% in the nine months ended November 30, 2011 compared to 37.2% in the nine months ended November 30, 2012 primarily due to higher freight and handling costs offset slightly by better vendor contracts.

Gross profit. During the nine months ended November 30, 2012, our total gross profit increased by $5.8 million as we generated a gross profit of $16.0 million compared to $10.3 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above. However, gross margin and net income was negatively affected by approximately $320 thousand due to Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October and November 2012, during which no revenue was earned at the Seaport.

Operating expenses. Our general and administrative expenses increased by $1.4 million to $10.7 million for the nine months ended November 30, 2012 compared to the same period last year. The increase relates mainly to compensation related expenses and a decrease in administrative fees charged to our RMS Titanic segment.

Our depreciation and amortization expenses decreased $289 thousand in the nine months ended November 30, 2012 compared to the same period last year. The decrease is primarily attributable to lower depreciation expense as many fixed assets are now fully depreciated or were impaired as part of the impairment charge in the fourth quarter of fiscal 2012. This was partially offset by an increase in amortization related to the 2D and 3D film assets being placed in service in fiscal 2013.

During the second quarter of fiscal 2011 we recognized an impairment charge related to the termination of our License Agreement with Playboy. Due to the termination of the License Agreement with Playboy, we recorded an impairment charge of $217 thousand for Playboy licenses net of accumulated depreciation and an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. Of the total impairment of $358 thousand, $197 thousand was allocated to the non-controlling interest and therefore the net impact of the impairment to Premier is $161 thousand.

Additionally, on August 16, 2011, we entered in to an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

Income (loss) from operations. We realized income from operations of $2.8 million in the first nine months of fiscal 2013 as compared to a loss from operations of $2.9 million for the first nine months of fiscal 2012. This is mainly due to higher income only partially offset by higher expenses and the decrease of $0.4 million in impairment losses and $0.8 million related to legal settlements as compared to prior year.

Other Income (expense). We recognized interest expense of $286 thousand on our notes payable during the nine months ended November 30, 2012 as compared to $4 thousand during the nine months ended November 30, 2011 This was only partially offset by a $81 thousand gain on debt modification in the first nine months of fiscal 2013.

Income tax expense. We recorded income tax expense for the nine months ended November 30, 2012 of $200 thousand as compared to $39 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax.

Net (income) loss attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year. In the prior year this related to our joint venture with S2BN.

Net income (loss). We realized net income of $2.4 million for the nine months ended November 30, 2012 as compared to a net loss of $2.7 million for the same period last year. Of this amount, a net loss of approximately $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the nine months ended November 30, 2012 and 2011 with percent changes follows:

	Nine Months Ended November 30,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$1,922	$1,061	81.1%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,922	1,061	81.1%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	901	1,216	(25.9)%

Income (loss) before tax	1,021	(155)
Income tax expense	77	—	100.0%

Net income (loss)	$944	$(155)	709.0%

Revenue. During the nine months ended November 30, 2012, total revenue increased by $861 thousand, or 81.1%, to $1.9 million compared to the same period in the prior year due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic exhibition revenues increased to $19.2 million from $10.6 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 81.1% increase in revenue discussed above.

Operating Expenses. Operating expenses for the nine months ended November 30, 2012 decreased 25.9% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax expense for the nine months ended November 30, 2012 of $77 thousand as compared to $0 thousand in income tax for the same period in the prior year. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates to the Federal Alternative Minimum Tax.

Net income (loss). Income for the nine months ended November 30, 2012 was $944 thousand compared to a loss of $155 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the nine months ended November 30, 2012 and 2011 (in thousands):

Liquidity

	Nine Months Ended November 30, 2012
	2012	2011
Net cash provided by operating activities	$5,009	$599
Net cash used in investing activities	(623)	(1,114)
Net cash used in financing activities	(587)	(153)
Effects of exchange rate changes on cash and cash equivalents	7	(20)

Net increase (decrease) in cash and cash equivalents	$3,806	$(688)

Operating Activities.

For the nine months ended November 30, 2012, cash provided by operating activities was $5.0 million as compared to $0.6 million in the prior year. The increase in cash flow from operating activities is mainly due to the increase in net income from the prior year of approximately $6.5 million offset partially by changes in our operating assets and liabilities.

Investing Activities.

Cash used in investing activities was $0.6 million for the nine months ended November 30, 2012 as compared to $1.1 million in the prior year. Of the cash used in investing activities the majority was used in the purchase of property and equipment of $545 thousand and $966 thousand for the nine months ended November 30, 2012 and 2011, respectively. In addition in the current year cash of $125 thousand was used for the acquisition of the assets of Exhibit Merchandising, LLC. In the prior year $262 thousand was spent on the Titanic expedition.

Financing Activities.

Cash used in financing activities for the nine months ended November 30, 2012 was $587 thousand compared to $153 thousand in cash provided in the prior year. The majority of the cash used in financing activities relates to the repayment of debt of $625 thousand.

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

During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. No shares were sold or issued during the three or nine months ended November 30, 2012.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 29, 2012 other than the changes noted below.

AEI – Note Payable

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $14.2 million. The book value of the note was reduced by $6.2 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $0.9 million related to the discount of the note to its net present value at an imputed interest rate of 5.75%. As of November 30, 2012, the balance sheet reflects the short-term portion of the note payable at $1.0 million and the long-term portion at $0.0 million.

First Amendment to New York, New York Lease Agreement

On July 26, 2012, the Company entered into a first amendment to the lease for its exhibition space in South Street Seaport – Fulton Market, in New York, New York. This space is used for our “Bodies…The Exhibition” and “Dialog in the Dark” exhibitions. The lease term is for an additional 12 months from January 1, 2013 through December 31, 2013 and can be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013. The minimum annual rent for calendar year 2013 is $844 thousand. On January 2, 2013 the landlord notified the Company that it intended to terminate the Company’s lease on June 30, 2013.

Capital Lease Obligations

On October 8, 2012, the Company entered into two capital leases for the use of computer equipment. The value of the equipment leased was $115 thousand. Future payments are $2,600 per month for the first three years and $1,700 per month for the final two years of leases.

Second Amendment to Atlanta, Georgia Lease Agreement

On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. This space is used for our “Bodies…The Exhibition” and “Titanic: The Artifact Exhibition” exhibitions. The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015. The minimum annual rent is $513 thousand.

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

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar seeks four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denies all claims of Marmargar. In its lawsuit, the Company seeks a judgment from the Court declaring that the alleged contracts are unenforceable and that the Company does not owe Marmargar any monies. The case has been transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. Marmargar has filed a counterclaim seeking to enforce the two alleged contracts. The case is in its very early stages, and the Company cannot reasonably predict its outcome.

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 29, 2012. During the nine months ended November 30, 2012, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Severe weather may impact our operations at our stationary exhibitions, which contribute a significant portion of our revenue and income.

Recent severe weather has significantly impacted our operations in New York City. Severe weather may impact our operations and prohibit us from presenting exhibitions. Particularly where such severe weather impacts our stationary exhibit operations in New York City, Atlanta, Georgia, Las Vegas, Nevada or Orlando, Florida, the inability to operate may significantly impact our revenues and income. While the Company maintains property insurance and, where appropriate, business interruption coverage, insurance proceeds may not fully compensate the Company for its loss of revenue and business opportunity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits.

See Index to Exhibits on page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: January 10, 2013	By:	/s/ Samuel S. Weiser
Samuel S. Weiser,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 10, 2013	By:	/s/ Michael J. Little
Michael J. Little,
Chief Financial Officer and
Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Bylaws of Premier Exhibitions, Inc., as amended on October 18, 2012		8-K		10/19/2012

10.1	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of November 30, 2012 and February 29, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flow for the nine months ended November 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.