Form 10-K
period 2013-02-28
PREMIER EXHIBITIONS, INC.
filed 2013-05-29
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 31, 2012 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $58,804,000 based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2012. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of May 26, 2013, was 49,339,642.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2013 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

As used in this Annual Report on Form 10-K for the year ended February 28, 2013 (the “Form 10-K”), the terms “Company,” “our,” “us” or “we” refer to Premier Exhibitions, Inc. a Florida corporation.

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

EXPLANATORY NOTE

BACKGROUND OF THE RESTATEMENT

On May 1, 2013, the Audit Committee of Premier Exhibitions, Inc. (the “Company”), together with its independent registered public accounting firm, concluded that certain previously issued financial statements should no longer be relied upon because of an error in such financial statements as addressed in Accounting Standards Codification 805 “Business Combinations”.

The financial statements that should no longer be relied upon are those reported in the Forms 10-Q for the quarters ending May 31, 2012, August 31, 2012 and November 30, 2012 and the Form 8-K/A dated July 6, 2012.

During fiscal year 2013, the Company and its subsidiaries, Premier Exhibition Management, LLC (“PEM”) and PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC (together, “AEG”) pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The purchase of the assets (the “AEI Acquisition”) was completed contemporaneous with the signing of the Purchase Agreement in April 2012 and the acquisition was reported on a Current Report on Form 8-K filed April 20, 2012. The related audited financial statements of the acquired assets and unaudited proforma information were filed on a Current Report on Form 8-K/A on July 6, 2012. The errors in the Company’s financial statements relate to the purchase accounting for the AEI Acquisition and will result in a restatement of the Company’s balance sheet for those affected periods with resulting immaterial adjustments to the statements of operations and cash flows. None of the adjustments impacted operating income for those affected periods.

The consideration for the AEI acquisition was a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net Revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $694,164 in calendar year 2012; $750,000 in calendar year 2013; $500,000 in calendar year 2014; and $250,000 in calendar years 2015 and 2016.

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

Due to the nature of the Promissory Note, it was accounted for on the purchase date with a discount for the amount of the Promissory Note not expected to be repaid in accordance with Generally Accepted Accounting Principles. This valuation was based on information about the assets acquired and expected revenues. As management operated the assets during the fiscal year and repayments of the Promissory Note exceeded expectations, management decided to retain an external valuation expert to review the Company’s original valuation of the Promissory Note as of the purchase date. As a result of this review, additional work was performed by management to evaluate the facts and circumstances as of the acquisition date. After consultation with the Audit Committee and the Company’s independent registered public accounting firm, the Company has determined that the accounting for the acquisition was incorrect. As a result of the incorrect accounting treatment, at the date of acquisition:

•

Prepaid expenses were overstated by $1.536 million, property and equipment were overstated by $560 thousand and the equity interest in PEM transferred as part of the purchase price was overstated by $1.782 million;

•	Goodwill was understated by $250 thousand, future rights fees were understated by $4.38 million and the note payable was understated by $4.316 million;

•

On the statement of operations, interest expense was understated and net income attributable to non-controlling members was overstated; as a result Net Income was overstated by $17 thousand in the quarter ended May 31, 2012, $81 thousand in the quarter ended August 31, 2012, and $201 thousand in the quarter ended November 30, 2012; and

•	There were no changes to cash reported and minimal changes to the Statement of Cash Flows.

In this Form 10-K, we therefore amend or restate the following types of financial information as of and for the reference periods in Note 23 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K. The following items of this Form 10-K are impacted as a result of this restatement:

•	Part I, Item 1A, Risk Factors

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

PART I

ITEM 1.	BUSINESS

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

The exhibition management division includes our exhibition operations and merchandising operations. We formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions and merchandising related to these exhibits. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

Overview

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) is in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales. As of February 28, 2013, we are configured to present three different types of exhibitions, as reflected in the following table:

	Year Ended February 28, 2013
	Stationary	Touring	Total
“Bodies... The Exhibition” and “Bodies Revealed”	3	5	8
“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	3	6	9
Exhibitions under management:
“Real Pirates”	—	1	1

Total Exhibitions	6	12	18

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia. In fiscal 2013, our New York, New York location was closed starting in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. We are currently in negotiations to open a new location in New York City scheduled to open in the fall of 2014 which would include a “Bodies…The Exhibition” and a “Titanic: The Experience” exhibition. In addition, we have leased an exhibition facility in Buena Park, California which will include a “Bodies…The Exhibition and a “Titanic: The Experience” and is scheduled to open in the second quarter of 2014.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2013 we had the ability to present 9 concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 28, 2013 we had the ability to present 8 concurrent human anatomy exhibitions of which 2 sets are being used by S2BN under a Co-promotion agreement.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. Our final remaining Dialog in the Dark exhibition became inactive when our facility at the South Street Seaport was closed due to Hurricane Sandy and subsequent action by governmental authorities and the landlord, and management has decided not to reopen that exhibition. As of February 28, 2013 we have closed all of our “Dialog in the Dark” exhibitions and have no plans to re-open any “Dialog in the Dark” exhibitions.

South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City were closed during the end of October and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord. The exhibitions remain closed. Municipal authorities have ordered that the building may not be reopened to the public until the landlord makes the necessary repairs. In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened. On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the months of November 2012 through February 2013, the Company received no revenue at the Seaport. The revenue earned at the Seaport for the same months of fiscal 2012 was approximately $1.8 million. In addition, the Company incurred approximately $828 thousand of operating costs at the Seaport in November 2012 through February 2013, as many advertising and other expenses could not be mitigated in the short term. The Company will not be resuming operations at the Seaport.

The Company has property and business interruption coverage at the Seaport and has submitted claims for each. The carrier has denied coverage under both policies, and the Company and the carrier are entering into a mediation regarding the coverage decision. The amount of potential recovery for these claims is uncertain at this time, and the Company has not recorded a receivable for insurance proceeds.

Corporate Management

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

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer. Mr. Weiser is currently a director of the Company, and will continue to serve in that capacity. Mr. Weiser, age 53, served as Interim Chief Financial Officer of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

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

The Company also announced on July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012. Mr. Norman, age 53, previously served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX Entertainment. On April 2, 2013, the Company appointed Mr. Norman to the additional position of President of Premier Exhibition Management, LLC, the Company’s exhibition operations subsidiary.

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

Sale of Titanic Artifacts

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. The artifacts—coupled with the work product, intellectual property and certain undertakings of the Company including the costs of salvage, lab operations and exhibition rights—were appraised in 2007 at a total value of approximately $189 million. The appraised value of $189 million has not been updated in the last several years and does not include the intellectual property acquired from the 2010 expedition. In addition, this appraisal does not ascribe any value to the Company’s salvor-in-possession rights and does not consider the court ordered covenants and conditions to a sale. These assets are reflected in the Consolidated Balance Sheet dated February 28, 2013, at a book value of $7.1 million.

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

On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes. The letter of intent is confidential, and is subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent is designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture. While this process is ongoing, the Company’s Board has authorized management to consider, and if appropriate to pursue, other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value. There is no guarantee that a transaction or series of transactions will result from this process.

AEI Transaction

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I AM” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Exhibit Merchandising Transaction

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”. These merchandising rights are operated under our Premier Merchandising, LLC subsidiary.

Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, http://www.rmstitanic.net, http://bodiestheexhibition.com, www.bodiesrevealed.com, www.thetitanicstore.com, http://prxi.com/exhibitions/titanic-the-artifact-exhibition.html, http://prxi.com/exhibitions/titanic-the-experience.html, http://prxi.com/exhibitions/bodies-the-exhibition.html, http://prxi.com/exhibitions/dialog-in-the-dark.html, http://prxi.com/exhibitions/bodies-revealed.html, http://prxi.com/exhibitions/tutankhamun.html,

http://prxi.com/exhibitions/real-pirates.html, http://prxi.com/exhibitions/cleopatra, html http://prxi.com/exhibitions/america-i-am.html. Information on Premier’s websites are not part of this report.

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During fiscal 2013, we presented 9 separate Titanic exhibitions at 18 venues, including “Titanic: The Experience”.

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

“Bodies... The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies... The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the fiscal 2013, we presented 8 separate Bodies exhibitions at 14 venues.

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

Arts and Exhibitions International, LLC (“AEI”)

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures were under license from Egypt’s Supreme Council of Antiquities and drew record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun’s tomb, including King Tut’s golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut’s mummy and what it is telling researchers about his life and death. More than nine million visitors have attended the exhibition to date. This exhibition was closed in January 2013.

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaced in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea. More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts were on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history. This exhibition was closed in January 2013 as the artifacts were returned to Egypt.

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

Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today. This exhibition was closed in March 2013.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then trying to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 4 new projects optioned and one new project in development. In November 2013, we plan to open an exhibition at the Franklin Institute that tells the story of Pompeii. Through a license with an agency of the Italian government, the Company can present up to three Pompeii exhibitions using the artifacts from Pompeii’s ruins.

Other Exhibitions

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

Dialog in the Dark

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. As of February 28, 2013 we have closed all of our “Dialog in the Dark” exhibitions and have no plans to re-open any “Dialog in the Dark” exhibitions. All assets related to this exhibition were impaired as of February 29, 2012.

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

	February 28, 2013	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	475	175
Accumulated depreciation	421	158

Expedition costs capitalized, net	$3,612	$4,175

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

In addition, during fiscal 2011 the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D documentary, 3D film, 3D exhibitry or gaming and other applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management. Included in these costs is $2.0 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.

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

Estimated depreciation and amortization expense for the 3D exhibitry, 2D and 3D film, gaming and other application and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$850
2015	797
2016	797
2017	797
2018	371

Total	$3,612

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

Consistent with the Company’s desire to take advantage of additional distribution channels for our merchandise, we entered into agreements with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100th anniversary of the sinking of the Titanic in April 2012. The agreement with the direct response marketer is for the development and promotion, via direct channels of distribution, of Titanic commemorative jewelry and other items. The agreement with the online and television retailer was for the development and promotion of jewelry, housewares, fragrances, and other Titanic-themed merchandise inspired by, or replicated based on authentic artifacts. This merchandise was launched during a television program aired in April 2012. Due to the strength of the April 2012 show an additional airing was done during the same month. In addition, the merchandise is also available on the retailer’s website.

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”. These merchandising rights are operated under our Premier Merchandising, LLC subsidiary.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S. Approximately 3.0% of our revenues and 12.3% of attendance in fiscal 2013 resulted from exhibition activities outside the U.S, as compared to 20.7% and 24.9% in fiscal 2012. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. See “Risk Factors” in this report for more information.

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

Employees

As of February 28, 2013, we had 68 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good. Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our self run exhibitions. As of February 28, 2013, we employed 123 part-time employees. Contractors are hired on an as needed basis.

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

We have recently acquired the assets of Arts and Exhibitions International, LLC, including the touring exhibition properties “Tutankhamun: The Golden King and the Great Pharaohs”, “Cleopatra: The Search for the Last Queen of Egypt”, “Real Pirates”, and “America I AM”. Due to the nature of the asset purchase transaction, no cash was required to complete the transaction other than transaction costs such as investment banking, legal and accounting fees and the promissory note will be repaid only from revenues derived from the assets. However, integration of these exhibitions into our operations will require significant management attention, and our failure to effectively and efficiently operate these assets could harm our relationships with partners in exhibition community, limit our future opportunities for fee for service arrangements or cause us to incur losses.

The restatement of our consolidated financial statements may affect shareholder confidence, may consume a significant amount of our time and resources and may have an adverse effect on our business.

As discussed in Note 23 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K and the Explanatory Note above, we have restated in this Form 10-K our consolidated financial statements for the quarters ended May 31, 2012, August 31, 2012 and November 30, 2012 to correct certain errors in those financial statements. The errors related to our historical purchase accounting as it relates to our purchase of the assets of Arts and Exhibition International, LLC, as further discussed in Note 23.

While we have taken measures to prevent future restatements we cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The restatement process was resource-intensive and involved a significant amount of attention from management, and significant accounting costs. Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission (the “SEC”) or the Nasdaq Stock Market LLC (“Nasdaq”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or the Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

Each of these risks described above could have an adverse effect on our business, results of operations and financial condition.

We cannot assure investors that remediation efforts we have taken to address the material weaknesses in our internal controls that led to our restatement will prevent future material weaknesses.

We have identified control deficiencies in our financial reporting process that constituted a material weakness, leading to the restatement of our previously issued quarterly financial statements. We have undertaken measures to remediate these weaknesses. There can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth. During fiscal 2013, we had net income of approximately $2.0 million and our cash balance was approximately $6.4 million as of February 28, 2013. We currently do not have access to a revolving credit facility. There can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time. We might need to raise additional financing, which might not be available to us or might only be available to us on terms that are not favorable. If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations as they are currently anticipated or we may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.

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

Our business depends on our ability to develop and execute new exhibitions to complement our existing exhibitions. If we are unable to identify new exhibitions or if we do not have sufficient capital to develop new exhibitions, our results of operations and financial condition could be seriously harmed.

The success of our businesses is dependent on the existence and maintenance of intellectual property rights in the products and services we create.

The value to us of our intellectual property is dependent on a number of factors, including the existence and application of laws in the U.S. and in jurisdictions around the world, the manner in which those laws are applied, and the efforts taken by the Company to protect and enforce its rights.

The unauthorized use of our intellectual property by others may reduce our revenues and increase the cost of protecting our intellectual property. The unauthorized use of intellectual property in the entertainment industry in general continues to pose significant challenges. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property. The international nature of our entertainment business requires us to devote substantial resources to protecting our intellectual property against unlicensed use.

With respect to intellectual property owned by the Company, the Company is subject to challenges by third parties. Successful challenges to the ownership of our intellectual property may result in increased costs or the loss of the opportunity to earn revenue derived from the intellectual property that is the subject of challenged rights.

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into the Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), we authorized the issuance to LPC of up to 5,298,330 shares of our common stock and filed a registration statement allowing the resale of those shares. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares the Company sells to LPC under the agreement. While we have been unable to sell shares to LPC from the date we discovered errors in our quarterly financial statements until the date we filed the restated financial statements on this Form 10-K, we could sell additional shares in the future. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. As of May 20, 2013, we have sold 275,000 shares to LPC at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement. All shares sold by the Company to LPC are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion but no sales may occur if the price of our common stock is below $1.00 and therefore, LPC may ultimately purchase all or some portion of the 5,298,330 shares of common stock. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.

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

During fiscal years 2012 and 2013 our Board of Directors appointed a new President and Chief Executive Officer, added the title of Chief Operating Officer to our Chief Financial Officer, and appointed a new executive to lead our exhibition subsidiary. These changes in key management and the potential for additional appointments could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position. In addition, the changes in management have resulted in a higher level of overall compensation for the executive team. Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.

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

The largest shareholder of the Company is Sellers Capital Master Fund, Ltd. (“SCF”) which is controlled by Mark Sellers, who is Chairman of the Board of Premier Exhibitions, Inc. and Managing Member of SCF’s general partner. SCF purchased debt that was converted into shares of the Company’s common stock in a financing transaction in fiscal year 2010. In addition, it has acquired common stock through open market purchases.

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

General economic weakness may have a negative impact on our revenues and make it difficult for us to obtain financing to operate our business.

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

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions. For fiscal 2013 and 2012 we incurred marketing and advertising expenses of $5.4 million and $4.4 million, respectively. We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions. If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

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

During fiscal 2013, we derived approximately $1.2 million or 3.0% of our total revenue from exhibitions located outside of the U.S., which represents12.3% of our total attendance. We intend to continue to pursue international exhibition opportunities. Our international exhibitions are subject to a number of risks, including the following:

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

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry. On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property. Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1/2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition. Under the fifth amendment to the lease dated March 2011 the Company approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expires in August 2013.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies... The Exhibition” and “Titanic: The Experience” exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies... The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies... The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expired January 31, 2013. On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport – New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies... The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013. The South Street Seaport in New York City was closed during the end of October and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord. On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s lease on June 30, 2013.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California. We intend to open the space in the second quarter of 2014 and will present “Bodies…The Exhibition” and “Titanic: The Experience” exhibitions in the space. The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2013, the Company had no obligations under lease agreements its touring exhibits.

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $150,141, including interest income.

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

On February 26, 2013 the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleges that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claims that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented this year at the Venetian Macau, and which is now being marketed around the world. In the suit, the Company makes claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law. The Company makes claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act. The Company has sued for unspecified damages. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

In a related matter, on April 29, 2013, the Company filed suit in the U.S. District Court for the Middle District of Florida, Jacksonville Division against Kingsmen Creatives, LTD, and Kingsmen Exhibits PTE, LTD. Kingsmen Creatives is a publicly traded Singapore based design company and is traded on the Singapore Exchange. Kingsmen Exhibits PTE, LTD. is a wholly-owned subsidiary of Kingsmen Creatives, LTD. and designs exhibition and museum properties. The Kingsmen companies partnered with Thomas Zaller and his companies in development of their competing Titanic exhibition. The Company alleges that the Kingsmen companies participated in an unlawful conspiracy with Thomas Zaller and his companies which caused injury to the Company. The Company also makes claims against the Kingsmen companies for conversion, misappropriation of trade secrets under Florida law, unjust enrichment, and trade dress violations under the Lanham Act. The Company has sued for unspecified damages. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen seeks a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also seeks unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection. As of February 28, 2013 a net receivable of $148 thousand is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement will be recorded in the first quarter of fiscal 2014.

On February 24, 2012, the Company filed suit against Dr. Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleged that Messrs. Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Mr. Geller, the Company’s former CEO, was alleged to have tortiously interfered with the Company’s contractual rights in connection with the European exhibitions. On February 15, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar sought four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denied all claims of Marmargar. In its lawsuit, the Company sought a judgment from the Court declaring that the alleged contracts were unenforceable and that the Company did not owe Marmargar any monies. The case was transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. Marmargar filed a counterclaim seeking to enforce the two alleged contracts. On April 4, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.

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

Revenue Examinations

As of February 28, 2013, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28, 2012 and 2011 remain open to IRS examination. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)
Samuel S. Weiser	53	President and Chief Executive Officer, Director
Michael J. Little	46	Chief Financial Officer and Chief Operating Officer
John Norman	53	President of Arts and Exhibition International, LLC

Samuel S. Weiser, President, Chief Executive Officer and Director

Mr. Weiser has served as our President and Chief Executive Officer since June 29, 2012. Mr. Weiser has previously served as our Interim President and Chief Executive Officer from November 28, 2011 until June 29, 2012 and served as our Interim Chief Financial Officer from May 19, 2011 until June 27, 2011. Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer. Mr. Weiser served as the Chief Operating Officer of Sellers Capital LLC where he was responsible for all non-investment activities from 2007 to 2010. Mr. Weiser is also a member of Sellers Capital LLC and an indirect investor in Sellers Capital Master Fund, Ltd., the Company’s largest shareholder and an investment fund managed by Sellers Capital LLC. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division. Mr. Weiser is also a former partner in Ernst & Young. He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University. Mr. Weiser is a Certified Public Accountant.

Michael J. Little, Chief Financial Officer and Chief Operating Officer

Mr. Little has served as our Chief Financial Officer since June 27, 2011 and our Chief Operating Officer since November 28, 2011. Mr. Little was formerly a consultant with The Edge Group, LLC, a consulting practice specializing in strategic and tactical planning, acquisition services, complex financial modeling, investor presentations, organizational structure analysis, and new system implementation. From 1997 through 2009, Mr. Little was employed by Feld Entertainment, a worldwide producer of live family entertainment, in various financial and strategic planning roles. He served as Chief Financial Officer of Feld Entertainment from 2004 to 2009. Mr. Little received a Bachelor of Science degree from Towson State University and a Master of Science in Business from John Hopkins University.

John Norman, President of Premier Exhibition Management, LLC

Mr. Norman has served as President of Arts and Exhibition International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management, LLC, since June 25, 2012 and as President of Premier Exhibition Management, LLC since April 2, 2013. Mr. Norman, previously served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets. Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX Entertainment.

Executive Officer Changes

On December 5, 2012, the Company announced that Robert Brandon, General Counsel and Senior Vice President Business Affairs of the Company, would not be extending his employment agreement and would cease being an officer of the Company as of January 4, 2013.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.” The following table provides the high and low sales prices for our common stock for fiscal 2013 and fiscal 2012.

Prices of our Common Stock

	High	Low
Fiscal 2013
Fourth Quarter ended February 28, 2013	$2.86	$2.12
Third Quarter ended November 30, 2012	2.99	2.16
Second Quarter ended August 31, 2012	2.86	2.10
First Quarter ended May 31, 2012	3.75	2.15
Fiscal 2012
Fourth Quarter ended February 29, 2012	$2.57	$1.62
Third Quarter ended November 30, 2011	1.87	1.61
Second Quarter ended August 31, 2011	1.88	1.47
First Quarter ended May 31, 2011	1.90	1.47

During the year ended February 28, 2013, employees of the Company surrendered 52,847 shares of stock worth approximately $145 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan. These shares were repurchased at the share price based upon the closing date on the day of vesting.

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

During the year ended February 28, 2008, the Company repurchased 1 million shares of its stock, which were held in a brokerage account and reported as Treasury stock on the Consolidated Balance Sheets. On August 29, 2011, the Company formally retired these Treasury shares, which reduced the Common stock issued and corresponding Treasury shares as reported in the Consolidated Balance Sheets.

Holders

On February 28, 2013, we had approximately 2,074 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings generated from our operations to finance operations and future growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, many of which are outside of our control and are difficult for us to forecast or mitigate. The factors that could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us include the risks described elsewhere in this Form 10-K and in certain of our other Securities and Exchange Act Commission filings.

The consolidated results of operations for the years ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Introduction

The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis is organized into the following sections:

•	Restatement of Previously Issued Quarterly Financial Statements;

•	Overview;

•	Key Exhibitions;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Obligations;

•	Off-Balance Sheet Arrangements;

•	Critical Accounting Policies; and

•	Recent Accounting Pronouncements.

Restatement of Previously Issued Quarterly Financial Statements

On May 1, 2013, the Audit Committee of Premier Exhibitions, Inc. (the “Company”), together with its independent registered public accounting firm, concluded that certain previously issued financial statements should no longer be relied upon because of an error in such financial statements as addressed in Accounting Standards Codification 805 “Business Combinations”.

The financial statements that should no longer be relied upon are those reported in the Forms 10-Q for the quarters ending May 31, 2012, August 31, 2012 and November 30, 2012 and the Form 8-K/A dated July 6, 2012.

During fiscal year 2013, the Company and its subsidiaries, Premier Exhibition Management, LLC (“PEM”) and PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC (together, “AEG”) pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The purchase of the assets (the “AEI Acquisition”) was completed contemporaneous with the signing of the Purchase Agreement in April 2012 and the acquisition was reported on a Current Report on Form 8-K filed April 20, 2012. The related audited financial statements of the acquired assets and unaudited proforma information were filed on a Current Report on Form 8-K/A on July 6, 2012. The errors in the Company’s financial statements relate to the purchase accounting for the AEI Acquisition and will result in a restatement of the Company’s balance sheet for those affected periods with resulting immaterial adjustments to the statements of operations and cash flows. None of the adjustments impacted operating income for those affected periods.

The consideration for the AEI acquisition was a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net Revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $694,164 in calendar year 2012; $750,000 in calendar year 2013; $500,000 in calendar year 2014; and $250,000 in calendar years 2015 and 2016.

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

Due to the nature of the Promissory Note, it was accounted for on the purchase date with a discount for the amount of the Promissory Note not expected to be repaid in accordance with Generally Accepted Accounting Principles. This valuation was based on information about the assets acquired and expected revenues. As management operated the assets during the fiscal year and repayments of the Promissory Note exceeded expectations, management decided to retain an external valuation expert to review the Company’s original valuation of the Promissory Note as of the purchase date. As a result of this review, additional work was performed by management to evaluate the facts and circumstances as of the acquisition date. After consultation with the Audit Committee and the Company’s independent registered public accounting firm, the Company has determined that the accounting for the acquisition was incorrect. As a result of the incorrect accounting treatment, at the date of acquisition:

•

Prepaid expenses were overstated by $1.536 million, property and equipment were overstated by $560 thousand and the equity interest in PEM transferred as part of the purchase price was overstated by $1.782 million;

•	Goodwill was understated by $250 thousand, future rights fees were understated by $4.38 million and the note payable was understated by $4.316 million;

•

On the statement of operations, interest expense was understated and net income attributable to non-controlling members was overstated; as a result Net Income was overstated by $17 thousand in the quarter ended May 31, 2012, $81 thousand in the quarter ended August 31, 2012, and $201 thousand in the quarter ended November 30, 2012; and

•	There were no changes to cash reported and minimal changes to the Statement of Cash Flows.

The Company’s restatement of quarterly financial statements would immaterially change the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the affected periods, as the amount of the change related to the results of operations is immaterial and does not impact our liquidity. As a result, the Management’s Discussion and Analysis of Financial Condition and Results of Operations for these period have not been restated herein, but the financial statements are included in full at Note 23 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

The exhibition management division includes our exhibition operations and merchandising operations. We formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations. This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions and merchandising related to these exhibits. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

As of February 28, 2013, we are configured to present three different types of exhibitions, as reflected in the following table:

	Year Ended February 28, 2013
	Stationary	Touring	Total
“Bodies... The Exhibition” and “Bodies Revealed”	3	5	8
“Titanic: The Artifact Exhibition” and “Titanic: The Experience”	3	6	9
Exhibitions under management:
“Real Pirates”	—	1	1

Total Exhibitions	6	12	18

Our touring exhibitions usually span four to six months. The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia. In fiscal 2013, our New York, New York location was closed starting in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. We are currently in negotiations to open a new location in New York City scheduled to open in the fall of 2014 which would include a “Bodies…The Exhibition” and a “Titanic: The Experience” exhibition. In addition, we have leased an exhibition facility in Buena Park, California which will include a “Bodies…The Exhibition and a “Titanic: The Experience” and is scheduled to open in the second quarter of 2014. In fiscal 2012, we opened a new stationary “Dialog in the Dark” exhibit in New York City on August 20, 2011, which was closed in October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord, and acquired a new exhibit known as “Titanic: The Experience” in Orlando, Florida on October 17, 2011.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1/2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2013 we had the ability to present 9 concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of February 28, 2013 we had the ability to present 8 concurrent human anatomy exhibitions of which 2 sets are being used by S2BN under a Co-promotion agreement.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.

In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. Our final remaining Dialog in the Dark exhibition became inactive when our facility at the South Street Seaport was closed due to Hurricane Sandy and subsequent action by governmental authorities and the landlord, and management has decided not to reopen that exhibition. As of February 28, 2013 we have closed all of our “Dialog in the Dark” exhibitions and have no plans to re-open any “Dialog in the Dark” exhibitions.

Key Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia. During fiscal 2013, we presented 9 separate Titanic exhibitions at 18 venues, including “Titanic: The Experience”.

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

“Bodies... The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies... The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the fiscal 2013, we presented 8 separate Bodies exhibitions at 14 venues.

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

Arts and Exhibitions International, LLC (“AEI”)

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures were under license from Egypt’s Supreme Council of Antiquities and drew record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun’s tomb, including King Tut’s golden canopic coffinette and the crown found on his head when the tomb was discovered. Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut’s mummy and what it is telling researchers about his life and death. More than nine million visitors have attended the exhibition to date. This exhibition was closed in January 2013.

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaced in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea. More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts were on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history. This exhibition was closed in January 2013 as the artifacts were returned to Egypt.

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

Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today. This exhibition was closed in March 2013.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then trying to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 4 new projects optioned and one new project in development. In November 2013, we plan to open an exhibition at the Franklin Institute that tells the story of Pompeii. Through a license with an agency of the Italian government, the Company can present up to three Pompeii exhibitions using the artifacts from Pompeii’s ruins.

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

“Dialog in the Dark”

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.” Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight. We closed our “Dialog in the Dark” exhibit in Atlanta, Georgia in March 2012. We closed our “Dialog in the Dark” exhibit in New York City due to Hurricane Sandy and subsequent action by governmental authorities and the landlord. At this time we have no future plans to open any “Dialog in the Dark” exhibitions.

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

Results of Operations

An analysis of our consolidated statements of operations for fiscal 2013 and fiscal 2012, with percent changes for 2013 vs. 2012 follows:

	Analysis of Consolidated Statements of Operations
	2013	2012	% Change
	(In thousands except percentages and per share data)
Revenue	$39,465	$31,710	24.5%
Cost of revenue (exclusive of depreciation and amortization)	18,745	17,264	8.6%

Gross profit	20,720	14,446	43.4%

Gross profit as a percent of revenue	52.5%	45.6%
Operating expenses	17,997	20,267	(11.2)%

Income/(loss) from operations	2,723	(5,821)	146.8%
Other expense	(577)	(23)	2,408.7%

Income/(loss) before income tax	2,146	(5,844)	136.7%
Income tax expense	279	176	58.5%

Effective tax rate	13.0%	-3.0%
Net income/(loss)	1,867	(6,020)	131.0%
Less: Net income/(loss) attributable to non-controlling interests	(83)	(239)	65.3%

Net income/(loss) attributable to the shareholders’ of Premier Exhibitions, Inc.	$1,950	$(5,781)	133.7%

Net income/(loss) per share
Basic income/(loss) per share	$0.04	$(0.12)

Diluted net income/(loss) per share	$0.04	$(0.12)

Revenue. During the year ended February 28, 2013 revenue increased by $7.8 million or 24.5% compared to prior year. The following table illustrates revenue for fiscal 2013 and fiscal 2012.

	Revenue
	2013	2012
	(in thousands)
Exhibition Revenue
Admissions revenue	$25,450	$24,601
Non-refundable license fees for current exhibitions	4,134	3,673

Total Exhibition revenue	29,584	28,274
Merchandise and Other	8,988	3,436
Management fee	819	—
Licensing fee	74	—

Total Revenue	$39,465	$31,710

Key Non-financial Measurements
Number of venues presented	34	31
Operating days	5,355	4,755
Attendance (in 000’s)	2,704	2,135
Average attendance per operating day	505	449
Average ticket price at permanents, museums and other locations	$15.09	$16.51
Average retail sales per attendee	$3.73	$2.17

These key non-financial measures do not include AEI properties or merchandise sales.

Exhibition revenue increased $1.3 million to $29.6 million mainly driven by the increase in the number of venues presented from 31 in fiscal 2012 compared to 34 in fiscal 2013. During the third and fourth quarters of fiscal 2013 revenue was negatively affected by Hurricane Sandy and subsequent action by governmental authorities and the landlord, which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $1.8 million. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

During fiscal years ended 2013 and 2012, under the Co-promotion agreement, 2 of the touring exhibitions related to “Bodies” were promoted by S2BN.

We attribute this increase in attendance in large part to better venue selection, having 1 additional touring Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary. With more exhibitions presented the Company experienced a 26.7% increase in attendance from 2.1 million in fiscal 2012 to 2.7 million in fiscal 2013. Revenue from self-run exhibitions was 59.4% of revenue for fiscal 2013, compared to 77% of revenue for fiscal 2012. Revenue from self-run exhibits was comprised of 100% stationary exhibits in fiscal 2013, as compared to 91% stationary exhibits and 9% touring exhibits for fiscal 2012.

Merchandise revenue increased $5.6 million to $9.0 million for the year ended February 28, 2013. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary, and increase in per ticket sales, and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to the Exhibit Merchandising, LLC assets were approximately $1.9 million in during fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of Revenue. During fiscal year 2013 cost of revenue as a percent of revenue was 47.5% as compared to 54.4% for fiscal 2012, as reflected in the following table.

	Cost of Revenue
	2013	2012	% Change
	(in thousands, except percentages)
Exhibition costs
Production	$598	$978	(38.9)%
Operating Expenses	9,290	10,463	(11.2)%
Marketing	5,401	4,440	21.6%

	15,289	15,881	(3.7)%

Exhibition expense as percent of exhibition revenue	51.7%	56.2%
Cost of merchandise	3,456	1,383	149.9%
Cost of merchandise as percent of merchandise revenue	38.5%	40.3%

Total	$18,745	$17,264	8.6%

Percent of total revenue	47.5%	54.4%

Our exhibition costs of $15.3 million, decreased 3.7% or $0.6 million compared to the prior year, due to lower production and operating expenses only partially offset by an increase in marketing expense.

Cost of merchandise as a percent of merchandise revenue decreased from 40.3% in fiscal 2012 to 38.5% in fiscal 2013 primarily due to better vendor contracts.

Gross Profit. During the year ended February 28, 2013, our total gross profit increased by $6.3 million or 43.4% as compared to the prior fiscal year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above. However, gross margin and net income was negatively affected by approximately $0.8 million and $0.7 million, respectively, due to Hurricane Sandy and subsequent action by governmental authorities and the landlord, which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October through February 2013, during which no revenue was earned at the Seaport.

Operating Expenses. Operating expense decreased by 11.2% in fiscal 2013 compared to fiscal 2012. The following table illustrates operating expenses and percentage changes for fiscal 2012 vs. fiscal 2012:

	Operating expenses
	2013	2012	% Change
	(in thousands, except percentage data)
General and administrative	$14,647	$13,958	4.9%
Depreciation and amortization	3,525	3,922	(10.1)%
Net loss on disposal of assets	134	256	(47.7)%
Impairment of intangibles and property and equipment	—	1,348	(100.0)%
Contract and legal settlements	(309)	783	(139.5)%

Total	$17,997	$20,267	(11.2)%

General and administrative. General and administrative (“G&A”) expense increased by $0.7 million, as reflected in the following table:

	2013	2012	Increase (decrease)
	(in thousands)
Exhibition expense	$531	$653	$(122)
Artifact expense	151	766	(615)
Compensation	7,385	5,819	1,566
Employee benefits	179	280	(101)
Insurance	790	767	23
Office expense	1,353	1,580	(227)
Travel	394	480	(86)
Professional fees	2,657	2,650	7
Stock compensation	866	705	161
Bad debt expense	14	(64)	78
Other	327	322	5

	$14,647	$13,958	$689

As reflected by the table above, the significant increase in G&A expense related to compensation related expenses which was only partially offset by the decrease in artifact expenses.

Depreciation and Amortization. Our depreciation and amortization expense decreased by $0.4 million to $3.5 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized. This was partially offset by an increase in amortization related to the 2D and 3D film assets as well as the gaming and other application assets being placed in service in fiscal 2013.

Net Loss From Disposition of Assets. We incurred a loss of $134 thousand in fiscal 2013, mainly due to losses on Bodies leasehold improvements related to Hurricane Sandy and subsequent action by governmental authorities and the landlord in our New York location. We incurred a loss of $256 thousand in fiscal 2012, mainly due to losses on Titanic exhibitry disposed of in fiscal 2012.

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

In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has closed all of its “Dialog in the Dark” exhibitions.

Contract and Legal Settlements. In April 2013, the Company received a payment from a venue partner in settlement of a contractual dispute. As this amount had not been accrued as exhibition revenue during the term of the presentation of the exhibition, it is included in Contract and Legal Settlements for the fiscal year ended February 28, 2013. On April 4, 2013, the Company entered into a confidential settlement agreement with Marmargar, Inc. under which the lawsuit was dismissed. On August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals, Inc. against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in fiscal 2012.

Income/(loss) from Operations. We realized income from operations of $2.7 million in fiscal 2013 as compared to a loss from operations of $5.8 million for fiscal 2012. This is mainly due to higher revenues from ticket and merchandise sales and the decrease of $1.3 million in impairment losses and $1.1 million related to contract and legal settlements as compared to prior year.

Other Expense. In fiscal 2013, other expense totaled $577 thousand, primarily comprised of $681 thousand in interest expense primarily related to the AEI transaction, offset partially by an $81 thousand gain on debt modification related to the purchase of a Titanic exhibition in Orlando, Florida. During fiscal 2012, other expense totaled $23 thousand, primarily composed of $33 thousand in interest expense.

Income tax expense. Our provision for income tax expense for the year ended February 28, 2013 was $279 thousand compared to a $176 thousand for the year ended February 29, 2012. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax. The provision for income taxes for the year ended February 29, 2012 mainly related to foreign tax expense for our London and Singapore Titanic exhibitions.

Net loss attributable to non-controlling interest. For 2013, this represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC. For 2012, this related to our joint venture with S2BN.

Net income/ (loss). We realized net income of $2.0 million for the fiscal year ended February 28, 2013 as compared to a net loss of $5.8 million for the same period last year. In the current year, a net loss of $0.7 million is attributable to the closing of our location at The South Street Seaport in late October thorough February 2013.

Net income/(loss) per share. Basic and fully diluted income/(loss) per common share for fiscal 2013 and fiscal 2012 was $0.04 and $(0.12), respectively. The basic and fully diluted weighted average shares outstanding for fiscal 2013 were 48,159,918 and 48,560,663, respectively. The basic and fully diluted weighted average shares outstanding for fiscal 2012 were 47,418,894.

Fiscal 2013 as Compared to Fiscal 2012 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for fiscal 2013 and fiscal 2012, with percent changes for 2013 vs. 2012 follows:

	Year Ended
	2013	2012	% Change
	(In thousands, except percentages)
Revenue	$39,465	$31,710	24.5%
Cost of revenue (exclusive of depreciation and amortization)	21,098	18,704	12.8%

Gross profit	18,367	13,006	41.2%

Gross profit as a percent of revenue	46.5%	41.0%
Operating expenses	16,599	18,648	(11.0)%

Income/(loss) from operations	1,768	(5,642)	131.3%

Other expense	577	23	2,408.7%

Income/(loss) before income tax	1,191	(5,665)	121.0%
Income tax expense	193	176	9.7%

Effective tax rate	16.2%	-3.0%
Net income/(loss)	998	(5,841)	117.1%
Less: Net income/(loss) attributable to non-controlling interests	(83)	(239)	(65.3)%

Net income/(loss) attributable to the shareholders’ of Premier Exhibitions, Inc.	$1,081	$(5,602)	119.3%

Revenue. During the year ended February 28, 2013 revenue increased by $7.8 million or 24.5% compared to prior year. The following table illustrates revenue for fiscal 2013 and fiscal 2012.

	Revenue (in thousands)
	2013	2012
Exhibition Revenue
Admissions revenue	$25,450	$24,601
Non-refundable license fees for current exhibitions	4,134	3,673

Total Exhibition revenue	29,584	28,274
Merchandise and Other	8,988	3,436
Management fee	819	—
Licensing fee	74	—

Total Revenue	$39,465	$31,710

Key Non-financial Measurements
Number of venues presented	34	31
Operating days	5,355	4,755
Attendance (in 000’s)	2,704	2,135
Average attendance per operating day	505	449
Average ticket price at permanents, museums and other locations	$15.09	$16.51
Average retail sales per attendee	$3.73	$2.17

These key non-financial measures do not include AEI properties or merchandise sales.

Exhibition revenue increased $1.3 million to $29.6 million mainly driven by the increase in the number of venues presented from 31 in fiscal 2012 compared to 34 in fiscal 2013. During the third and fourth quarters of fiscal 2013 revenue was negatively affected by Hurricane Sandy and subsequent action by governmental authorities and the landlord, which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $1.8 million. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

During fiscal years ended 2013 and 2012, under the Co-promotion agreement, 2 of the touring exhibitions related to “Bodies” were promoted by S2BN.

We attribute this increase in attendance in large part to better venue selection, having 1 additional touring Bodies and 1 additional stationary Titanic exhibition, and to a lesser extent the Titanic’s 100th year anniversary. With more exhibitions presented the Company experienced a 26.7% increase in attendance from 2.1 million in fiscal 2012 to 2.7 million in fiscal 2013. Revenue from self-run exhibitions was 59.4% of revenue for fiscal 2013, compared to 77% of revenue for fiscal 2012. Revenue from self-run exhibits was comprised of 100% stationary exhibits in fiscal 2013, as compared to 91% stationary exhibits and 9% touring exhibits for fiscal 2012.

Merchandise revenue increased $5.6 million to $9.0 million for the year ended February 28, 2013. Merchandise revenue increased due to an increase in attendance at our venues, sales related to the Titanic’s 100 year anniversary, and increase in per ticket sales, and the purchase of the assets of Exhibit Merchandising, LLC during the third quarter of fiscal 2013. Sales related to the Exhibit Merchandising, LLC assets were approximately $1.9 million in during fiscal 2013.

Management fee revenue increased due to the management of the AEI properties for fiscal 2013. This is a new revenue stream in fiscal 2013.

Cost of Revenue. During fiscal year 2013 cost of revenue as a percent of revenue was 53.5%, as compared to 59.0% for fiscal 2012, as reflected in the following table:

	Cost of Revenue
	2013	2012	% Change
	(In thousands, except percentages)
Exhibition costs
Production	$598	$978	(38.9)%
Operating Expenses	11,643	11,903	(2.2)%
Marketing	5,401	4,440	21.6%

	17,642	17,321	1.9%

Exhibition expense as percent of exhibition revenue	59.6%	61.3%
Cost of merchandise	3,456	1,383	149.9%
Cost of merchandise as percent of merchandise revenue	38.5%	40.3%

Total	$21,098	$18,704	12.8%

Cost of revenue as a percent of total revenue	53.5%	59.0%

Our exhibition costs of $17.6 million increased 1.9% or $0.3 million compared to the prior year, due to higher marketing cost only partially offset by an lower production and operating costs.

Cost of merchandise as a percent of merchandise revenue decreased from 40.3% in fiscal 2012 to 38.5% in fiscal 2013 primarily due to better vendor contracts.

Gross Profit. During the year ended February 28, 2013, our total gross profit increased by $5.4 million or 41.2% as compared to the prior fiscal year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above. However, gross margin and net income was negatively affected by approximately $0.8 million and $0.7 million, respectively, due to Hurricane Sandy and subsequent action by governmental authorities and the landlord, which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This amount reflects the unavoidable expenses incurred in late October through February 2013, during which no revenue was earned at the Seaport.

Operating Expenses. Operating expense decreased 11.0% during fiscal 2013 compared to fiscal 2012. The following table illustrates operating expenses and percentage changes for fiscal 2013 vs. fiscal 2012.

	Operating expenses
	2013	2012	% Change
	(in thousands, except percentage data)
General and administrative	$13,355	$12,444	7.3%
Depreciation and amortization	3,419	3,817	(10.4)%
Net loss on disposal of assets	134	256	(47.7)%
Impairment of intangibles and property and equipment	—	1,348	(100.0)%
Contract and legal settlements	(309)	783	(139.5)%

Total	$16,599	$18,648	(11.0)%

General and Administrative Expense. As reflected by the table above, the significant increase in G&A expense related to compensation related expenses which was only partially offset by the decrease in artifact expenses.

Depreciation and Amortization. Our depreciation and amortization expense decreased by $0.4 million to $3.4 million. The decrease is primarily attributable to assets that have been fully depreciated or amortized. This was partially offset by an increase in amortization related to the 2D and 3D film assets as well as the gaming and other application assets being placed in service in fiscal 2013.

Net Loss From Disposition of Assets. We incurred a loss of $134 thousand in fiscal 2013, due to losses on Bodies leasehold improvements related to Hurricane Sandy and subsequent action by governmental authorities and the landlord in our New York location. We incurred a loss of $256 thousand in fiscal 2012, mainly due to losses on Titanic exhibitry disposed of in fiscal 2012.

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

In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has no future plans for its “Dialog in the Dark” exhibition.

Contract and Legal Settlements. In April 2013, the Company received a payment from a venue partner in settlement of a contractual dispute. As this amount had not been accrued as exhibition revenue during the term of the presentation of the exhibition, it is included in Contract and Legal Settlements for the fiscal year ended February 28, 2013. On April 4, 2013, the Company entered into a confidential settlement agreement with Marmargar, Inc. under which the lawsuit was been dismissed. On August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals, Inc. against the Company. The agreement called for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in fiscal 2012.

Income/(loss) from Operations We realized income from operations of $1.8 million in fiscal 2013 as compared to a loss from operations of $5.6 million for fiscal 2012. This is mainly due to higher revenue from ticket and merchandise sales and the decrease of $1.3 million in impairment losses and $1.1 million related to contract and legal settlements as compared to prior year.

Other Expense. In fiscal 2013, other expense totaled $577 thousand, primarily comprised of $681 thousand in interest expense primarily related to the AEI transactions, offset partially by an $81 thousand gain on debt modification related to the purchase of a Titanic exhibition in Orlando, Florida. During fiscal 2012, other expense totaled $23 thousand, primarily composed of $33 thousand in interest expense.

Income tax expense. Our provision for income tax expense for the year ended February 28, 2013 was $193 thousand compared to a $176 thousand for the year ended February 29, 2012. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates primarily to foreign tax expense for our Singapore Titanic exhibition and Federal Alternative Minimum Tax. The provision for income taxes for the year ended February 29, 2012 mainly related to foreign tax expense for our London and Singapore Titanic exhibitions.

Net loss attributable to non-controlling interest. For 2013, this represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC. For 2012, this related to our joint venture with S2BN.

Net income/(loss.) We realized net income of $1.1 million for the fiscal year ended February 28, 2013 as compared to a net loss of $5.6 million for the same period last year. In the current year, a net loss of $0.7 million is attributable to the closing of our location at The South Street Seaport in late October thorough February 2013.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for fiscal 2013 and fiscal 2012, with percent changes for 2013 vs. 2012 follows:

	Year Ended
	2013	2012	% Change
	(In thousands, except percentages)
Revenue	$2,353	$1,440	63.4%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	2,353	1,440	63.4%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	1,398	1,619	(13.7)%

Income/(loss) from operations	955	(179)	633.5%

Other income	—	—	—%

Income/(loss) before income tax	955	(179)	633.5%

Income tax expense	86	—	N/A %
Effective tax rate	9.0%	0.0%

Net income/(loss)	$869	$(179)	585.5%

Revenue. During the fiscal year 2013, total revenue increased by $913 thousand, or 63.4%, to $2.4 million compared to the fiscal year 2012 due to the increase in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic exhibition revenues increased to $23.5 million from $14.4 million, royalty revenue increased accordingly.

Gross Profit. Gross profit increased based on the 63.4% increase in revenue discussed above.

Operating Expenses. Operating expenses decreased 13.7% during fiscal 2013 as compared to fiscal 2012 due to a revision in the formula used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax of $86 thousand for fiscal 2013 as compared to $0 thousand in income tax for fiscal 2012. The Company has prior operating losses that are being carried forward and mostly offset current taxable income. The fiscal 2013 income tax expense relates to the Federal Alternative Minimum Tax.

Net income (loss). Income for the year ended February 28, 2013 was $869 thousand compared to a loss of $179 thousand for the same period in the prior year based on the items discussed above.

Restated – Results of Operations

The Quarter Ended May 31, 2012 Compared to the Quarter Ended May 31, 2011

An analysis of our condensed consolidated Statements of Operations for the three months ended May 31, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	May 31, 2012	May 31, 2011	2012 vs. 2011
	(In thousands, except percentages and per share data)
	(Restated)		(Restated)
Revenue	$11,460	$9,724	17.9%
Cost of revenue (exclusive of depreciation and amortization)	5,188	4,186	23.9%

Gross profit	6,272	5,538	13.3%

Gross profit as a percent of revenue	54.7%	57.0%
Operating expenses	4,850	4,467	8.6%

Income from operations	1,422	1,071	32.8%
Interest expense	(110)	—	100.0%
Other income	12	7	71.4%

Income before income tax	1,324	1,078	22.8%
Income tax expense	112	—	100.0%

Effective tax rate	8.5%	0.0%
Net income	1,212	1,078	12.4%
Less: Net (income)/loss attributable to non-controlling interests	(13)	25	152.0%

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,199	$1,103	8.7%

Income per share:
Basic income per share	$0.03	$0.02

Diluted net income per share	$0.02	$0.02

Revenue. During the three months ended May 31, 2012, total revenue increased by $1.7 million, or 17.9%, to $11.5 million compared to the same period last year, as reflected in the following table.

	Revenues (in thousands)
	Three Months Ended
	May 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$7,513	$7,613
Non-refundable license fees for current exhibitions	1,476	1,058

Total Exhibition revenue	8,989	8,671
Merchandise Revenue	2,310	1,053
Management Fee	111	—
Licensing Fee	50	—

Total Revenue	$11,460	$9,724

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,361	1,213
Attendance (in thousands)	824	669
Average attendance per operating day	605	551
Average ticket price at permanants, museums and other locations	$15.06	$16.29
Average retail per attendee	$3.12	$2.16

These key non-financial measurements do not include the AEI properties.

Exhibition revenue

Exhibition revenue increased by $0.3 million to $9.0 million mainly driven by the increase in the number of exhibition from 17 in the first quarter of fiscal 2012 to 18 in the first quarter of fiscal 2013. We do not recognize exhibition revenue or merchandise revenue for the four exhibitions purchased from AEI but instead receive a management fee for managing these properties.

As of May 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies... The Exhibition” and “Bodies Revealed”	2	5	7
“Dialog in the Dark”	2	—	2
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	7	15	22

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

	Cost of Revenue
	May 31,
	2013	2012	%Change
	(in thousands, except percentages)
Exhibition costs
Production	$147	$367	(59.9)%
Operating Expenses	2,481	2,863	(13.3)%
Marketing	1,762	618	185.1%

	4,390	3,848	14.1%

Exhibition expense as percent of exhibition revenue	48.8%	44.4%
Cost of merchandise	798	338	136.1%

Cost of merchandise as percent of merchandise revenue	34.5%	32.1%

Total	$5,188	$4,186	23.9%

Percent of total revenue	45.3%	43.0%

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

Other Income (expense). We recognized interest expense of $110 thousand on our notes payable during the first quarter of fiscal 2013 as compared to $0 in the first quarter of fiscal 2012.

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

Income per share. Basic income per common share for the quarters ended May 31, 2012 and 2011 was $0.03 and $0.02, respectively. Diluted income per share for the quarters ended May 31, 2012 and 2011 was $0.02 and $0.02, respectively. The basic and fully diluted weighted average shares outstanding for the three months ended May 31, 2012 and 2011 were as follows:

	Three Months Ended May 31,
	2012	2011
Basic weighted-average shares outstanding	47,938,614	47,240,449
Effect of dilutive stock options and warrants	1,156,593	721,663

Diluted weighted-average shares outstanding	49,095,207	47,962,112

The Quarter Ended May 31, 2012 Compared to the Quarter Ended May 31, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended May 31, 2012 and 2011, with percent changes, follows:

	Three Months Ended May 31,		% Change
	2012	2011
	(In thousands, except percentages)
	(Restated)		(Restated)
Revenue	$11,460	$9,724	17.9%
Cost of revenue (exclusive of depreciation and amortization)	5,875	4,640	26.6%

Gross profit	5,585	5,084	9.9%

Gross profit as a percent of revenue	48.7%	52.3%
Operating expenses	4,239	4,001	5.9%

Income from operations	1,346	1,083	24.3%

Other (expense)/income	(98)	7	1,500.0%

Income before income tax	1,248	1,090	14.5%
Income tax expense	112	—	100.0%

Effective tax rate	9.0%	0.0%
Net income	1,136	1,090	4.2%
Less: Net (income)/ loss attributable to non-controlling interest	(13)	25	152.0%

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,123	$1,115	0.7%

Revenue. During the three months ended May 31, 2012, total revenue increased by $1.7 million, or 17.9%, to $11.5 million compared to the same period last year, as reflected in the following table (in thousands):

	Revenue (in thousands)
	Three Months Ended
	May 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$7,513	$7,613
Non-refundable license fees for current exhibitions	1,476	1,058

Total Exhibition revenue	8,989	8,671
Merchandise Revenue	2,310	1,053
Management Fee	111	—
Licensing Fee	50	—

Total Revenue	$11,460	$9,724

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,361	1,213
Attendance (in thousands)	824	669
Average attendance per operating day	605	551
Average ticket price at permanent, museums and other locations	$15.06	$16.29
Average retail per attendee	$3.12	$2.16

These key non-financial measurements do not include the AEI properties or merchandise sales.

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

As of May 31, 2012, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
“Titanic: The Artifact Exhibiton and “Titanic: The Experience”	3	6	9
“Bodies... The Exhibition” and “Bodies Revealed”	2	5	7
“Dialog in the Dark”	1	—	1
Exhibitions under Management
“Tutankhamun and the Golden Age of the Pharoahs”	—	1	1
“Cleopatra: The Exhibition”	—	1	1
“Real Pirates”	—	1	1
“America I AM”	—	1	1

Total Exhibitions	6	15	21

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

Cost of revenue. During the three months ended May 31, 2012, total cost of revenue increased by $1.2 million, or 26.6%, to $5.9 million compared to the same period last year as reflected in the following table:

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2012	May 31, 2011	2012 vs. 2011
Exhibition costs
Production	$147	$367	(59.9)%
Operating Expenses	3,168	3,317	(4.5)%
Marketing	1,762	618	185.1%

	5,077	4,302	18.0%

Exhibition expense as percent of exhibition revenue	56.5%	49.6%
Cost of merchandise	798	338	136.1%
Cost of merchandise as percent of merchandise revenue	34.5%	32.1%

Total	$5,875	$4,640	26.6%

Cost of revenue as a percent of total revenue	51.3%	47.7%

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

Other Income (expense). We recognized interest expense of $110 thousand on our notes payable during the first quarter of fiscal 2013 as compared to $0 in the first quarter of fiscal 2012.

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

Net income. We realized net income of $1.1 million for the three months ended May 31, 2012 as compared to $1.1 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended May 31, 2012 and 2011 with percent changes, follows:

	Three Months Ended May 31,		% Change
	2012	2011
	(In thousands except percentages)
Revenue	$687	$454	51.3%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	687	454	51.3%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	611	466	31.1%

Net income (loss)	$76	$(12)	733.3%

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

Operating Expenses. Operating expenses for the three months ended May 31, 2012 increased 31.1% from the same period in the prior year mainly due to an increase in severance and bonus expense.

Net income (loss). Income for the three months ended May 31, 2012 was $76 thousand compared to a loss of $12 thousand for the same period in the prior year based on the items discussed above.

Restated – Results of Operations

The Quarter Ended August 31, 2012 Compared to the Quarter Ended August 31, 2011

An analysis of our condensed consolidated statements of operations for the three months ended August 31, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
	(In thousands, except percentages and per share data)
	(Restated)		(Restated)
Revenue	$13,430	$8,215	63.5%
Cost of revenue (exclusive of depreciation and amortization)	5,242	4,689	11.8%

Gross profit	8,188	3,526	132.2%

Gross profit as a percent of revenue	61.0%	42.9%
Operating expenses	5,053	5,502	(8.2)%

Income (loss) from operations	3,135	(1,976)	258.7%
Other income (expense)	(146)	7	(2,185.7)%

Income (loss) before income tax	2,989	(1,969)	251.8%
Income tax expense	116	39	197.4%

Effective tax rate	3.9%	-2.0%
Net income (loss)	2,873	(2,008)	243.1%
Less: Net (income) loss attributable to non-controlling interest	(194)	214	190.7%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,679	$(1,794)	249.3%

Net income (loss) per share:
Basic income (loss) per share	$0.06	$(0.04)

Diluted net income (loss) per share	$0.06	$(0.04)

Revenue. During the quarter ended August 31, 2012, total revenue increased by $5.2 million, or 63.5% to $13.4 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Three Months Ended
	August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$9,268	$6,600
Non-refundable license fees for current exhibitions	1,314	738

Total Exhibition revenue	10,582	7,338
Merchandise revenue	2,589	877
Management fee	250	—
Licensing fee	9	—

Total Revenue	$13,430	$8,215

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,598	1,099
Attendance (in thousands)	924	498
Average attendance per operating day	578	453
Average ticket price at permanent, museums and other locations	$14.32	$17.54
Average retail per attendee	$3.21	$2.32

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.2 million to $10.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of merchandise as a percent of merchandise revenue increased from 33.6% in the second quarter of fiscal 2012 to 38.0% in the second quarter of fiscal 2013 primarily due to higher freight and handling costs.

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $222 thousand on our notes payable during the second quarter of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the second quarter of fiscal 2013.

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

Net income (loss). We realized net income of $2.7 million for the three months ended August 31, 2012 as compared to a net loss of $1.8 million for the same period last year.

The Quarter Ended August 31, 2012 Compared to the Quarter Ended August 31, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended August 31, 2012 and 2011, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2012	2011
	(In thousands, except percentages)
	(Restated)		(Restated)
Revenue	$13,430	$8,215	63.5%
Cost of revenue (exclusive of depreciation and amortization)	6,052	5,022	20.5%

Gross profit	7,378	3,193	131.1%

Gross profit as a percent of revenue	54.9%	38.9%
Operating expenses	4,947	5,138	(3.7)%

Income (loss) from operations	2,431	(1,945)	(225.0)%

Other income (expense)	(146)	7	(2,185.7)%

Income before income tax	2,285	(1,938)	217.9%
Income tax expense	73	39	87.2%

Effective tax rate	3.2%	-2.0%
Net income (loss)	2,212	(1,977)	211.9%
Less: Net (income)/ loss attributable to non-controlling interest	(194)	214	190.7%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,018	$(1,763)	214.5%

Revenue. During the quarter ended August 31, 2012, total revenue increased by $5.2 million, or 63.5% to $13.4 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$9,268	$6,600
Non-refundable license fees for current exhibitions	1,314	738

Total Exhibition revenue	10,582	7,338
Merchandise revenue	2,589	877
Management fee	250	—
Licensing fee	9	—

Total Revenue	$13,430	$8,215

Key Non-financial Measurements
Number of venues presented	18	17
Operating days	1,598	1,099
Attendance (in thousands)	924	498
Average attendance per operating day	578	453
Average ticket price at permanent, museums and other locations	$14.32	$17.54
Average retail per attendee	$3.21	$2.32

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.2 million to $10.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by 1.0 million, or 20.5%, to $6.1 million compared to the same period last year, as reflected in the following table:

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $222 thousand on our notes payable during the second quarter of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the second quarter of fiscal 2013.

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

Net income (loss). We realized net income of $2.0 million for the three months ended August 31, 2012 as compared to a net loss of $1.8 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended August 31, 2012 and 2011 with percent changes, follows:

	Three Months Ended August 31,		% Change
	2012	2011
	(In thousands, except percentages)
Revenue	$810	$333	143.2%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	810	333	143.2%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	106	364	(70.9)%

Income (loss) before tax	704	(31)	2,371.0%
Income tax expense	43	—	N/A %

Net income (loss)	$661	$(31)	2,232.3%

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

The Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011

An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2012	August 31, 2011	2012 vs. 2011
	(In thousands, except percentages and per share data)
	(Restated)		(Restated)
Revenue	$24,890	$17,940	38.7%
Cost of revenue (exclusive of depreciation and amortization)	10,430	8,875	17.5%

Gross profit	14,460	9,065	59.5%

Gross profit as a percent of revenue	58.1%	50.5%
Operating expenses	9,903	9,969	(0.7)%

Income (loss) from operations	4,557	(904)	604.1%

Other income	(244)	14	(1,842.9)%

Income (loss) before income tax	4,313	(890)	584.6%
Income tax expense	228	39	(484.6)%

Effective tax rate	5.3%	-4.4%
Net income (loss)	4,085	(929)	539.7%
Less: Net (income) loss attributable to non-controlling interest	(207)	239	186.6%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,878	$(690)	662.0%

Net income (loss) per share:
Basic income (loss) per share	$0.08	$(0.01)

Diluted net income (loss) per share	$0.08	$(0.01)

Revenue. During the quarter ended August 31, 2012, total revenue increased by $7.0 million, or 38.7% to $24.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended
	August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$16,781	$14,213
Non-refundable license fees for current exhibitions	2,790	1,797

Total Exhibition revenue	19,571	16,010
Merchandise revenue	4,899	1,930
Management fee	361	—
Licensing fee	59	—

Total Revenue	$24,890	$17,940

Key Non-financial Measurements
Number of venues presented	23	20
Operating days	2,959	2,312
Attendance (in thousands)	1,748	1,166
Average attendance per operating day	591	505
Average ticket price at permanent, museums and other locations	$14.67	$16.82
Average retail per attendee	$3.05	$2.22

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.5 million to $19.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by $1.6 million, or 17.5%, to $10.4 million compared to the same period last year, as reflected in the following table:

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

Cost of merchandise as a percent of merchandise revenue increased from 32.8% in the first half of fiscal 2012 to 36.4% in the first half of fiscal 2013 primarily due to higher freight and handling costs.

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $332 thousand on our notes payable during the first half of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the first half of fiscal 2013.

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

Net income (loss). We realized net income of $3.9 million for the three months ended August 31, 2012 as compared to a net loss of $0.7 million for the same period last year.

The Six Months Ended August 31, 2012 Compared to the Six Months Ended August 31, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the six months ended August 31, 2012 and 2011, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2012	2011
	(In thousands, except percentages)
	(Restated)		(Restated)
Revenue	$24,890	$17,940	38.7%
Cost of revenue (exclusive of depreciation and amortization)	11,927	9,662	23.4%

Gross profit	12,963	8,278	56.6%

Gross profit as a percent of revenue	52.1%	46.1%
Operating expenses	9,186	9,140	0.5%

Income (loss) from operations	3,777	(862)	(538.2)%

Other income (expense)	(244)	14	1,842.9%

Income before income tax	3,533	(848)	(516.6)%
Income tax expense	185	39	374.4%

Effective tax rate	5.2%	-4.6%
Net income (loss)	3,348	(887)	477.5%
Less: Net (income)/ loss attributable to non-controlling interest	(207)	239	186.6%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,141	$(648)	584.7%

Revenue. During the quarter ended August 31, 2012, total revenue increased by $7.0 million, or 38.7% to $24.9 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Six Months Ended
	August 31,
	2012	2011
Exhibition Revenue
Admissions revenue	$16,781	$14,213
Non-refundable license fees for current exhibitions	2,790	1,797

Total Exhibition revenue	19,571	16,010
Merchandise revenue	4,899	1,930
Management fee	361	—
Licensing fee	59	—

Total Revenue	$24,890	$17,940

Key Non-financial Measurements
Number of venues presented	23	20
Operating days	2,959	2,312
Attendance (in thousands)	1,748	1,166
Average attendance per operating day	591	505
Average ticket price at permanent, museums and other locations	$14.67	$16.82
Average retail per attendee	$3.05	$2.22

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.5 million to $19.6 million mainly driven by an increase in attendance at the Company’s exhibits. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the three months ended August 31, 2012, total cost of revenue increased by $2.3 million, or 23.4%, to $11.9 million compared to the same period last year, as reflected in the following table:

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

Cost of merchandise as a percent of merchandise revenue increased from 32.8% in the first half of fiscal 2012 to 36.4% in the first half of fiscal 2013 primarily due to higher freight and handling costs.

Gross profit. During the six months ended August 31, 2012, our total gross profit increased by $4.7 million as we generated a gross profit of $13.0 million compared to $8.3 million for the same period last year. Our gross profit increased primarily due to the increase in exhibition and merchandise revenue as outlined above.

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $332 thousand on our notes payable during the first half of fiscal 2013 as compared to $0 in the second quarter of fiscal 2012. This was only partially offset by a $71 thousand gain on debt modification in the first half of fiscal 2013.

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

Net income (loss). We realized net income of $3.1 million for the six months ended August 31, 2012 as compared to a net loss of $0.6 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the six months ended August 31, 2012 and 2011 with percent changes, follows:

	Six Months Ended August 31,		% Change
	2012	2011
	(In thousands, except percentages)
Revenue	$1,497	$787	90.2%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,497	787	90.2%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	717	829	(13.5)%

Income (loss) before tax	780	(42)	1,957.1%
Income tax expense	43	—	N/A %

Net income (loss)	$737	$(42)	1,854.8%

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

Restated – Results of Operations

The Quarter Ended November 30, 2012 Compared to the Quarter Ended November 30, 2011

An analysis of our condensed consolidated statements of operations for the three months ended November 30, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
	(In thousands, except percentages and per share data)
	(Restated)		(Restated)
Revenue	$7,912	$6,226	27.1%
Cost of revenue (exclusive of depreciation and amortization)	4,422	3,958	11.7%

Gross profit	3,490	2,268	53.9%

Gross profit as a percent of revenue	44.1%	36.4%
Operating expenses	4,222	4,444	(5.0)%

Loss from operations	(732)	(2,176)	66.4%
Other income (expense)	(198)	(12)	1,550.0%

Loss before income taxes	(930)	(2,188)	57.5%
Income tax expense	49	—	N/A %

Effective tax rate	-5.3%	0.0%
Net income (loss)	(979)	(2,188)	55.3%
Less: Net loss attributable to non-controlling interest	149	—	N/A %

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(830)	$(2,188)	62.1%

Net loss per share:
Basic loss per share	$(0.01)	$(0.05)

Diluted net loss per share	$(0.01)	$(0.05)

Revenue. During the quarter ended November 30, 2012, total revenue increased by $1.7 million, or 27.1% to $7.9 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$4,876	$4,827
Non-refundable license fees for current exhibitions	577	755

Total Exhibition revenue	5,453	5,582
Merchandise revenue	2,209	644
Management fee	250	—

Total Revenue	$7,912	$6,226

Key Non-financial Measurements
Number of venues presented	26	18
Operating days	1,246	1,244
Attendance (in thousands)	497	373
Average attendance per operating day	399	304
Average ticket price at permanent, museums and other locations	$16.00	$16.48
Average retail per attendee	$3.54	$1.99

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $0.1 million to $5.5 million. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the three months ended November 30, 2012, total cost of revenue increase by $464 thousand, or 11.7%, to $4.4 million compared to the same period last year, as reflected in the following table:

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

Other Income (expense). We recognized interest expense of $211 thousand on our notes payable during the third quarter of fiscal 2013 as compared to $4 thousand in the third quarter of fiscal 2012.

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

The Quarter Ended November 30, 2012 Compared to the Quarter Ended November 30, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended November 30, 2012 and 2011, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2012	2011
	(In thousands, except percentages)
	(Restated)		(Restated)
Revenue	$7,912	$6,226	27.1%
Cost of revenue (exclusive of depreciation and amortization)	4,847	4,233	14.5%

Gross profit	3,065	1,993	53.8%

Gross profit as a percent of revenue	38.7%	32.0%
Operating expenses	4,038	4,014	0.6%

Loss from operations	(973)	(2,021)	(51.9)%

Other expense	(198)	(12)	1,550.0%

Loss before income tax	(1,171)	(2,033)	42.4%
Income tax expense	15	—	N/A %

Effective tax rate	-1.3%	0.0%
Net loss	(1,186)	(2,033)	41.7%
Less: Net loss attributable to non-controlling interest	149	—	N/A %

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,037)	$(2,033)	49.0%

Revenue. During the quarter ended November 30, 2012, total revenue increased by $1.7 million, or 27.1% to $7.9 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Three Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$4,876	$4,827
Non-refundable license fees for current exhibitions	577	755

Total Exhibition revenue	5,453	5,582
Merchandise revenue	2,209	644
Management fee	250	—

Total Revenue	$7,912	$6,226

Key Non-financial Measurements
Number of venues presented	26	18
Operating days	1,246	1,244
Attendance (in thousands)	497	373
Average attendance per operating day	399	304
Average ticket price at permanent, museums and other locations	$16.00	$16.48
Average retail per attendee	$3.54	$1.99

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $0.1 million to $5.5 million. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the three months ended November 30, 2012, total cost of revenue increased by $614 thousand, or 14.5%, to $4.8 million compared to the same period last year, as reflected in the following table:

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

Other Income (expense). We recognized interest expense of $211 thousand on our notes payable during the third quarter of fiscal 2013 as compared to $4 thousand in the third quarter of fiscal 2012.

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

Net loss. We realized net loss of $1.0 million for the three months ended November 30, 2012 as compared to a net loss of $2.0 million for the same period last year. Of this amount, a net loss of $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended November 30, 2012 and 2011 with percent changes follows:

	Three Months Ended November 30,		% Change
	2012	2011
	(In thousands, except percentages)
Revenue	$425	$275	54.5%
Cost of revenue (exclusive of depreciation and amortization)	—	—	N/A %

Gross profit	425	275	54.5%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	184	430	(57.2)%

Income (loss) before tax	241	(155)
Income tax expense	34	—	N/A %

Net income (loss)	$207	$(155)	33.5%

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

The Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011

An analysis of our condensed consolidated statements of operations for the nine months ended November 30, 2012 and 2011, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2012	November 30, 2011	2012 vs. 2011
	(In thousands, except percentages and per share data)
	(Restated)		(Restated)
Revenue	$32,802	$24,166	35.7%
Cost of revenue (exclusive of depreciation and amortization)	14,852	12,834	15.7%

Gross profit	17,950	11,332	58.4%

Gross profit as a percent of revenue	54.7%	46.9%
Operating expenses	14,125	14,412	(2.0)%

Income (loss) from operations	3,825	(3,080)	224.2%

Other income (expense)	(442)	2	(22,200.0)%

Income (loss) before income tax	3,383	(3,078)	209.9%
Income tax expense	277	39	(610.3)%

Effective tax rate	8.2%	-1.3%
Net income (loss)	3,106	(3,117)	199.6%
Less: Net (income) loss attributable to non-controlling interest	(58)	239	124.3%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$3,048	$(2,878)	205.9%

Net income (loss) per share:
Basic income (loss) per share	$0.06	$(0.06)

Diluted net income (loss) per share	$0.06	$(0.06)

Revenue. During the nine months ended November 30, 2012, total revenue increased by $8.6 million, or 35.7% to $32.8 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$21,657	$19,040
Non-refundable license fees for current exhibitions	3,367	2,552

Total Exhibition revenue	25,024	21,592
Merchandise revenue	7,108	2,574
Management fee	611	—
Licensing fee	59	—

Total Revenue	$32,802	$24,166

Key Non-financial Measurements
Number of venues presented	32	28
Operating days	4,205	3,368
Attendance (in thousands)	2,245	1,517
Average attendance per operating day	534	451
Average ticket price at permanent, museums and other locations	$14.93	$16.98
Average retail per attendee	$3.25	$2.17

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.4 million to $25.0 million mainly driven by an increase in attendance at the Company’s exhibits. During the third quarter of fiscal 2013 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the nine months ended November 30, 2012, total cost of revenue increased by $2.0 million, or 15.7%, to $14.9 million compared to the same period last year, as reflected in the following table:

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $543 thousand on our notes payable during the nine months ended November 30, 2012 as compared to $4 thousand during the nine months ended November 30, 2011 This was only partially offset by a $81 thousand gain on debt modification in the first nine months of fiscal 2013.

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

Net income (loss). We realized net income of $3.0 million for the nine months ended November 30, 2012 as compared to a net loss of $2.9 million for the same period last year. Of this amount, a net loss of $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

The Nine Months Ended November 30, 2012 Compared to the Nine Months Ended November 30, 2011 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the nine months ended November 30, 2012 and 2011, with percent changes, follows:

	Nine Months Ended November 30,		% Change
	2012	2011
	(In thousands, except percentages)
	(Restated)		(Restated)
Revenue	$32,802	$24,166	35.7%
Cost of revenue (exclusive of depreciation and amortization)	16,774	13,895	20.7%

Gross profit	16,028	10,271	56.1%

Gross profit as a percent of revenue	48.9%	42.5%
Operating expenses	13,224	13,196	0.2%

Income (loss) from operations	2,804	(2,925)	195.9%

Other income (expense)	(442)	2	(22,200.0)%

Income before income tax	2,362	(2,923)	180.8%
Income tax expense	200	39	412.8%

Effective tax rate	8.5%	-1.3%
Net income (loss)	2,162	(2,962)	173.0%
Less: Net (income)/ loss attributable to non-controlling interest	(58)	239	124.3%

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$2,104	$(2,723)	177.3%

Revenue. During the nine months ended November 30, 2012, total revenue increased by $8.6 million, or 35.7% to $32.8 million compared to the same period last year, as reflected in the following table:

	Revenue (in thousands)
	Nine Months Ended
	November 30,
	2012	2011
Exhibition Revenue
Admissions revenue	$21,657	$19,040
Non-refundable license fees for current exhibitions	3,367	2,552

Total Exhibition revenue	25,024	21,592
Merchandise revenue	7,108	2,574
Management fee	611	—
Licensing fee	59	—

Total Revenue	$32,802	$24,166

Key Non-financial Measurements
Number of venues presented	32	28
Operating days	4,205	3,368
Attendance (in thousands)	2,245	1,517
Average attendance per operating day	534	451
Average ticket price at permanent, museums and other locations	$14.93	$16.98
Average retail per attendee	$3.25	$2.17

These key non-financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue increased by $3.4 million to $25.0 million mainly driven by an increase in attendance at the Company’s exhibits. During the third quarter of fiscal 2013, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City. This closing is estimated to have decreased revenue by approximately $400,000. We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

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

Cost of revenue. During the nine months ended November 30, 2012, total cost of revenue increased by $2.9 million, or 20.7%, to $16.8 million compared to the same period last year, as reflected in the following table:

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

Additionally, on August 16, 2011, we entered into an agreement to fully settle all claims of Sports Immortals against the Company. The agreement calls for a cash payment of $950 thousand. As we had previously accrued $167 thousand for this legal action in fiscal 2010, we recorded an additional $783 thousand of expense in the second quarter of fiscal 2012.

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

Other Income (expense). We recognized interest expense of $543 thousand on our notes payable during the nine months ended November 30, 2012 as compared to $4 thousand during the nine months ended November 30, 2011 This was only partially offset by a $81 thousand gain on debt modification in the first nine months of fiscal 2013.

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

Net income (loss). We realized net income of $2.1 million for the nine months ended November 30, 2012 as compared to a net loss of $2.7 million for the same period last year. Of this amount, a net loss of approximately $270 thousand is attributable to our location at The South Street Seaport in late October and November 2012.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the nine months ended November 30, 2012 and 2011 with percentage changes follows:

	Nine Months Ended November 30,		% Change
	2012	2011
	(In thousands, except percentages)
Revenue	$1,922	$1,061	81.1%
Cost of revenue (exclusive of depreciation and amortization)	—	—	—%

Gross profit	1,922	1,061	81.1%

Gross profit as a percent of revenue	100.0%	100.0%
Operating expenses	901	1,216	(25.9)%

Income (loss) before tax	1,021	(155)
Income tax expense	77	—	N/A %

Net income (loss)	$944	$(155)	709.0%

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

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the fiscal year ended 2013 and 2012:

Selected cash flow information:

	2013	2012
Net cash provided by (used in) operating activities	$5,314	$(808)
Net cash used in investing activities	(1,125)	(897)
Net cash (used in) provided by financing activities	(153)	310
Effects of exchange rate changes on cash and cash equivalents	13	(25)

Net increase (decrease) in cash and cash equivalents	$4,049	$(1,420)

Cash flows from operating activities

Net cash provided by operating activities was $5.3 million as compared to ($0.8) million for fiscal 2012. This increase in operating cash flows is primarily due to a $7.9 million change in net income offset partially by a decrease of $0.7 million in non-cash operating items and a $1.1 million change in operating assets and liabilities.

We currently do not have access to a revolving credit facility. As of April 30, 2013 our cash balance was $8.4 million. During fiscal 2012, the Company entered into an agreement with Lincoln Park Capital Fund, LLC, whereby the Company may access additional funds for working capital or other initiatives. This agreement is discussed in further detail under “Capital Resources” below. During the year ended February 28, 2012 we did not sell shares to Lincoln Park Capital, LLC (“LPC”). During the year ended February 29, 2012 we sold 275,000 shares to Lincoln Park Capital, LLC (“LPC”) at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. The Company believes that its existing cash balances and funds available under the agreement with Lincoln Park Capital Fund, LLC are sufficient to fund operations for the next twelve months. While the Company has undertaken efforts to reduce expenses we may not be able to make capital investments needed to improve existing exhibits and/or develop new exhibits without access to additional funds.

Cash flows from investing activities

For fiscal 2013, cash used for investing activities was $1.1 million as compared to $0.9 million in fiscal 2012. Cash of $1.1 million was used to purchase property and equipment and $125 thousand was used to purchase Exhibit Merchandising, LLC during fiscal 2013. For fiscal 2012, cash used in investing activities included $1.2 million used to purchase property and equipment and $262 thousand related to the 2010 expedition to the Titanic wreck site. These uses were partially offset by the redemption of certificates of deposit of $402 thousand.

Cash flows from financing activities

For fiscal 2013, cash used for financing activities was $0.2 million as compared to cash provided by financing activities of $0.3 million in fiscal 2012. In fiscal 2013, the Company repaid notes payable of $758 thousand and purchased treasury stock of $145 thousand. These amounts were partially offset by proceeds from options and warrants exercised of $758 thousand. In fiscal 2012, the Company issued stock for $635 thousand which was partially offset by the repayment of notes payable of $297 thousand.

The Company believes that existing cash, cash flows from operations and available funding under the Purchase and Registration Rights Agreements is sufficient to fund operations for the next twelve months.

Restated – Liquidity

The following tables reflect selected information about our cash flows during the three months ended May 31, 2012 and 2011:

Selected cash flow information:

	Three Months Ended May 31,
	2012	2011
	(Restated)
Net cash provided by operating activities	$2,522	$1,229
Net cash used in investing activities	(152)	(313)
Net cash (used in) provided by financing activities	(29)	5
Effects of exchange rate changes on cash and cash equivalents	6	22

Net increase in cash and cash equivalents	$2,347	$943

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

Financing Activities. Cash used in financing activities was $29 thousand for the three months ended May 31, 2012 compared to cash provided of $5 thousand for the three months ended May 31, 2011. Cash used in financing activities in fiscal 2013 relates to repayment of notes payable which was largely offset by proceeds related to the exercise of stock options and warrants. Cash provided by financing for the first quarter of fiscal 2012 related to proceeds from stock option and warrant exercises.

Arts and Exhibitions International, LLC Non-Recourse Promissory Note

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $16.4 million. The increase from $14.2 million to $16.4 million was mainly for prepaid licenses and expenses paid by Arts and Exhibition, LLC that were added to the note balance. The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%. Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of May 31, 2012 the short-term portion of the note payable was $5.2 million and the long-term portion was $7.3 million, including accrued interest.

Restated – Liquidity

The following tables reflect selected information about our cash flows during the six months ended August 31, 2012 and 2011 (in thousands):

Selected cash flow information:

	Six Months Ended August 31,
	2012	2011
	(Restated)
Net cash provided by operating activities	$4,107	$1,108
Net cash used in investing activities	(433)	(806)
Net cash (used in) provided by financing activities	(422)	8
Effects of exchange rate changes on cash and cash equivalents	7	20

Net increase in cash and cash equivalents	$3,259	$330

Operating Activities.

For the six months ended August 31, 2012, cash provided by operating activities was $4.1 million as compared to $1.1 million in the prior year. The increase in cash flow from operating activities is mainly due to the increase in net income from the prior year of approximately $5.0 million offset partially by changes in our operating assets and liabilities.

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

AEI – Note Payable

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $16.4 million. The increase from $14.2 million to $16.4 million was mainly for prepaid licenses and expenses paid by Arts and Exhibition, LLC that were added to the note balance. The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%. Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of August 31, 2012, the balance sheet reflects the short-term portion of the note payable at $9.2 million and the long-term portion at $2.6 million, including accrued interest.

Restated – Liquidity

The following tables reflect selected information about our cash flows during the nine months ended November 30, 2012 and 2011 (in thousands):

	Nine Months Ended November 30,
	2012	2011
	(Restated)
Net cash provided by operating activities	$5,009	$599
Net cash used in investing activities	(623)	(1,114)
Net cash used in financing activities	(587)	(153)
Effects of exchange rate changes on cash and cash equivalents	7	(20)

Net increase (decrease) in cash and cash equivalents	$3,806	$(688)

Operating Activities.

For the nine months ended November 30, 2012, cash provided by operating activities was $5.0 million as compared to $0.6 million in the prior year. The increase in cash flow from operating activities is mainly due to the increase in net income from the prior year of approximately $6.2 million offset partially by changes in our operating assets and liabilities.

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

AEI – Note Payable

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased tangible assets relating to four currently touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $16.4 million. The increase from $14.2 million to $16.4 million was mainly for prepaid licenses and expenses paid by Arts and Exhibition, LLC that were added to the note balance. The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%. Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of November 30, 2012, the balance sheet reflects the short-term portion of the note payable at $9.3 million and the long-term portion at $2.6 million, including accrued interest.

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement. While we have been unable to sell shares to LPC from the date we discovered errors in our quarterly financial statements until the date we filed the restated financial statements on this Form 10-K, we could sell additional shares in the future.

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

During the year ended February 28, 2013 we sold no shares to Lincoln Park Capital, LLC. During the year ended February 29, 2012 we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement.

Contractual Obligations

Lease Arrangements

Specimens

The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. During fiscal year ended 2012 another of these agreements was allowed to expire. The Company currently has two lease agreements for specimens with expiration dates in February and March 2014.

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

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry. On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property. Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1/2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition. Under the fifth amendment to the lease dated March 2011 the Company approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expires in August 2013.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies... The Exhibition” and “Titanic: The Artifact Exhibition” exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies... The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies... The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies... The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expired January 31, 2013. On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport – New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies... The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013. The South Street Seaport in New York City was closed during the end of October and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord. On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s lease on June 30, 2013.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California. We intend to open the space in the second quarter of 2014 and will present “Bodies…The Exhibition” and “Titanic: The Experience” exhibitions in the space. The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2013, the Company had no obligations under lease agreements its touring exhibits.

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

On November 26, 2012 the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide. To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand dollars. The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company. Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand, which is included in non-operating income (expense) as a gain on debt modification. The final payment of $62 thousand was made to Worldwide in December 2012.

As of February 28, 2013 the short-term portion of the note payable was $124 thousand and the long-term portion was $167 thousand.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC, both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $16.4 million. The increase from $14.2 million to $16.4 million was mainly for prepaid licenses and expenses paid by Arts and Exhibition, LLC that were added to the note balance. The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%. Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of February 28, 2013 the balance sheet reflects the short-term portion of the note payable at $4.9 million and the long-term portion at $2.5 million, including accrued interest.

Capital lease obligations

On October 8, 2012, the Company entered into two capital leases for the use of computer equipment. The value of the equipment leased was $115 thousand. Future payments are $2,600 per month for the first three years and $1,700 per month for the final two years of leases.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments as of February 28, 2013, assuming we do not exercise any of our options to extend (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Specimen fixed rentals	$1,286	$1,165	$60	$60	$1
Real estate operating leases	21,448	4,400	8,160	7,415	1,473
Capital lease obligations	107	24	51	32	—
Interest payable on capital lease obligation	17	7	8	2	—
Notes payable	7,709	5,080	1,125	1,504	—
Interest payable on notes payable	701	241	351	109	—
Equipment leases	70	35	35	—	—

Total	$31,338	$10,952	$9,790	$9,122	$1,474

Titanic Artifact Sale Transaction Costs

The Company is party to a Consignment Agreement with Guernsey's auction house to sell the Company's Titanic artifacts and related intellectual property. If and when a transaction is closed, the Company will be required to pay Guernsey's a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement is entered into thereafter. The actual amount of the commission will depend on the sale price, identity of the purchasing party and the date when the sale is closed. In addition, if and when a transaction to sell the Titanic artifact collection is closed, the Company may be required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed. If a Transaction Bonus is paid to Mr. Davino, it is expected to be in the range of $625 thousand to $5.25 million, as previously disclosed by the Company. In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed.

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

When we test for impairments, the valuation techniques used to determine the value of our exhibition licenses are based on unobservable inputs (Level 3 per ASC 820). Based upon the results of our impairment tests in fiscal 2013 and fiscal 2012, impairments were $0 thousand and $426 thousand, respectively.

(c) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2013 and February 29, 2012, the Company established a valuation allowance of $11.3 million and $12.4 million, respectively against all net deferred tax assets.

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

(d) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $866 thousand and $705 thousand for fiscal 2013 and 2012, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations.

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

Warrants. The Company granted warrants under various service agreements. Warrants related to one of these agreements entered into March 2008 remains outstanding at February 28, 2013. If assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.

Stock Appreciation Rights. The Company granted stock appreciation rights to one of its executive officers. Fair value of stock appreciation rights is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that stock appreciation rights granted are expected to be outstanding. The risk free rate for periods within the expected life of the stock appreciation rights is based on the U.S. Treasury Note rate. Fair value is recalculated at the end of each reporting period.

(e) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. Beginning in fiscal 2013 the 3D and 2D film and gaming and other application assets were placed into service at our exhibitions and are being amortized over a five year useful life. See Note 6. 2010 Expedition to Titanic Wreck Site in our consolidated financial statements, included in Item 8 of Part II of this report, for further details.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2013-02 (ASU 2013-02)

In February 2013, the FASB issued guidance relating to the disclosure of items reclassified out of accumulated other comprehensive income. The new guidance requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. Early adoption is permitted. The update impacts presentation and disclosure only, and therefore adoption is did not have a material impact on our Consolidated Financial Statements.

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

Testing Goodwill for Impairment Update No. 2011-08 (ASU 2011-08)

In September 2011, the FASB issued FASB Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). Under ASU 2011-08, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required under ASU 2011-08 unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption of ASU 2011-08 on December 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended February 28, 2013 and February 29, 2012. We have also audited the accompanying consolidated financial statement schedule for the years ended February 28, 2013 and February 29, 2012 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2013 and February 29, 2012 and the consolidated results of their operations, comprehensive income (loss) and their cash flows for the years ended February 28, 2013 and February 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013, included in Management’s Report on Internal Control Over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

May 29, 2013

Premier Exhibitions, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	February 28,	February 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,393	$2,344
Certificates of deposit and other investments	407	405
Accounts receivable, net of allowance for doubtful accounts of $325 and $311, respectively	1,370	1,390
Merchandise inventory, net of reserve of $25 and $22, respectively	1,205	1,082
Deferred income taxes	8	44
Income taxes receivable	167	246
Prepaid expenses	1,177	1,078
Other current assets	562	88

Total current assets	11,289	6,677
Artifacts owned, at cost	2,933	2,990
Salvor’s lien	1	1
Property and equipment, net of accumulated depreciation of $17,333 and $14,183, respectively	9,280	10,298
Exhibition licenses, net of accumulated amortization of $5,664 and $5,470, respectively	2,034	2,228
Film, gaming and other application assets, net of accumulated amortization of $475 and $175, respectively	2,858	3,158
Other receivable, net of allowance for doubtful accounts of $574 and $206, respectively	34	15
Goodwill	250	—
Future rights fees	4,380	—
Restricted assets	3,618	—
Long-term exhibition costs	843	—
Subrogation rights	250	250

Total Assets	$37,770	$25,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,146	$4,707
Income taxes payable	175	3
Deferred revenue	2,363	2,254
Current portion of capital lease obligations	24
Current portion of notes payable	5,080	505

Total current liabilities	11,788	7,469
Long-Term liabilities:
Lease abandonment	1,903	2,397
Deferred income taxes	8	44
Long-term portion of capital lease obligations	83	—
Long-term portion of notes payable	2,629	575

Total long-term liabilities	4,623	3,016
Commitment and Contingencies
Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,072,364 and 47,883,927 shares, respectively; outstanding 49,070,355 and 47,881,918 shares, respectively	5	5
Additional paid-in capital	53,807	52,479
Accumulated deficit	(34,916)	(36,866)
Accumulated other comprehensive loss	(471)	(485)
Less treasury stock, at cost; 2,009 shares	(1)	(1)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	18,424	15,132

Equity Attributable to Non-controlling interest	2,935	—

Total liabilities and shareholders’ equity	$37,770	$25,617

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended February 28 (29),
	2013	2012
Revenue:
Exhibition revenue	$29,584	$28,274
Merchandise and other	8,988	3,436
Management fee	819	—
Licensing fee	74	—

Total revenue	39,465	31,710
Cost of revenue:
Exhibition costs	15,289	15,881
Cost of merchandise sold	3,456	1,383

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	18,745	17,264

Gross profit	20,720	14,446

Operating expenses:
General and administrative	14,647	13,958
Depreciation and amortization	3,525	3,922
Net loss on disposal of assets	134	256
Impairment of intangibles and property and equipment	—	1,348
Contract and legal settlements	(309)	783

Total operating expenses	17,997	20,267
Income/(loss) from operations	2,723	(5,821)
Interest expense	(681)	(33)
Gain on debt modification	81	—
Other income	23	10

Income/(loss) before income taxes	2,146	(5,844)
Income tax expense	279	176

Net income/(loss)	1,867	(6,020)
Less: Net loss attributable to non-controlling interest	(83)	(239)

Net income/(loss) attributable to the shareholders’ of Premier Exhibitions, Inc.	$1,950	$(5,781)

Net income/(loss) per share:
Basic income/(loss) per common share	$0.04	$(0.12)

Diluted income/(loss) per common share	$0.04	$(0.12)

Shares used in basic per share calculations	48,159,918	47,418,894

Shares used in diluted per share calculations	48,560,663	47,418,894

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended February 28 (29),
	2013	2012
Net income/(loss)	$1,867	$(6,020)
Other comprehensive income/(loss)
Currency translation adjustments	13	(25)
Unrealized gain/(loss) on marketable securities	1	(5)

Other comprehensive income/(loss)	14	(30)

Comprehensive income/(loss)	1,881	(6,050)
Comprehensive loss attributable to non-controlling interest	(83)	(239)

Comprehensive income/(loss) attributable to Premier Exhibitions, Inc.	$1,964	$(5,811)

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended February 28 (29),
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$1,867	$(6,020)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,525	3,922
Impairment of intangibles	—	1,348
Lease abandonment	(494)	(617)
Gain on debt modification	(81)	—
Stock based compensation	866	705
Allowance for doubtful accounts	382	143
Amortization of debt discount	678	—
Net loss on disposal of assets	134	256
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	6	1,040
Increase in merchandise inventory, net of reserve	(98)	(330)
Decrease in note receivable	—	200
Decrease in prepaid expenses	82	29
(Increase) decrease in other assets	(474)	58
Decrease in income taxes receivable	79	112
Increase in other receivable	(387)	(221)
Increase in long-term exhibition costs	(341)	—
Increase (decrease) in deferred revenue	109	(342)
Increase (decrease) in accounts payable and accrued liabilities	(711)	(1,091)
Decrease in income taxes payable	172	—

Total adjustments	3,447	5,212

Net cash provided by (used in) operating activities	5,314	(808)

Cash flows from investing activities:
Purchases of property and equipment	(1,059)	(1,167)
Proceeds from disposal of assets	3	37
Purchase of assets of Exhibit Merchandising, LLC	(125)	—
Purchase of certificates of deposit	(1)	(5)
Redemption of certificates of deposit	—	402
Decrease in artifacts	57	21
Titanic expedition costs incurred	—	(262)
Non-controlling investment in consolidated joint venture	—	77

Net cash used in investing activities	(1,125)	(897)

Cash flows from financing activities:
Proceeds from stock issuance	—	635
Payments on notes payable	(758)	(297)
Payments on capital lease obligations	(8)	—
Purchase of treasury stock	(145)	(36)
Proceeds from option and warrant exercises	758	8

Net cash (used in) provided by financing activities	(153)	310

Effects of exchange rate changes on cash and cash equivalents	13	(25)

Net increase (decrease) in cash and cash equivalents	4,049	(1,420)
Cash and cash equivalents at beginning of year	2,344	3,764

Cash and cash equivalents at end of year	$6,393	$2,344

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61	$20

Cash paid during the period for taxes	$29	$60

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$1	$(5)

Assets purchased with notes payable	$—	$1,377

Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$14,451	$—

Purchases of property and equipment under capital leases	$115	$—

Non-cash debt repayment through restricted assets	$4,644	$—

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended February 28, 2013 and February 29, 2012

(in thousands except for number of shares)

				(Accumulated	Accumulated
	Common Stock		Additional	Deficit)/	Other	Treasury	Premier
	Number of		Paid-In	Retained	Comprehensive	Stock, at	Shareholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Cost	Equity	Interest
Balance, February 28, 2011	47,203,652	$5	$58,356	$(31,085)	$(455)	$(7,190)	$19,631	$214

Common stock issued for exercise of options	25,800	—	8	—	—	—	8	—
Issuance of Restricted Stock	237,195	—	—	—	—	—	—	—
Purchase of Treasury Stock	(18,361)	—	(36)	—	—	—	(36)	—
Sale of Common Stock	275,000	—	635	—	—	—	635	—
Issurance of Common Stock	158,632	—	—	—	—	—	—	—
Retirement of shares	—	—	(7,189)	—	—	7,189	—	—
Stock compensation costs	—	—	705	—	—	—	705	—
Non-controlling investment in consolidated joint venture	—	—	—	—	—	—	—	25
Net loss	—	—	—	(5,781)	—	—	(5,781)	(239)
Foreign currency translation loss	—	—	—	—	(25)	—	(25)	—
Unrealized loss on marketable securities	—	—	—	—	(5)	—	(5)	—

Balance, February 29, 2012	47,881,918	$5	$52,479	$(36,866)	$(485)	$(1)	$15,132	$—

Common stock issued for exercise of options and warrants	976,051	—	758	—	—	—	758	—
Issuance of Restricted Stock	265,233	—	—	—	—	—	—	—
Purchase of Treasury Stock	(52,847)	—	(145)	—	—	—	(145)	—
Stock compensation costs	—	—	715	—	—	—	715	—
Equity to AEG Live, LLC	—	—	—	—	—	—	—	3,018
Net income (loss)	—	—	—	1,950	—	—	1,950	(83)
Foreign currency translation income	—	—	—	—	13	—	13	—
Unrealized gain on marketable securities	—	—	—	—	1	—	1	—

Balance, February 28, 2013	49,070,355	$5	$53,807	$(34,916)	$(471)	$(1)	$18,424	$2,935

The accompanying notes are an integral part of the consolidated financials statements.

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 3.0% and 20.7% of our revenues for the years ending February 28, 2013 (“fiscal 2013”) and February 29, 2012 (“fiscal 2012”), respectively, resulted from exhibition activities outside the U.S. The exhibition activities outside the U.S. represent 12.3% and 24.9% of our total attendance for fiscal 2013 and fiscal 2012, respectively. Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), to manage all of the Company’s exhibition operations (exhibition division). This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”. These merchandising rights are operated under our Premier Merchandising, LLC subsidiary.

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

(c) Certificates of Deposit

Certificates of deposit (the “Certificates”) amount to $405 thousand at February 28, 2013 and are carried at cost plus accrued interest and mature in August 2013 and August 2014. The Certificates are issued by one bank and currently exceed federally insured limits of $250 thousand. The Company has not experienced any losses in these Certificates and performs periodic evaluation of the relative credit standings of the bank.

(d) Accounts Receivable

Accounts receivable represent presenting partner and other obligations due under normal trade terms. The Company regularly evaluates the need for an allowance for uncollectible accounts for accounts receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay. In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables. The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible. The Company’s bad debt expense for fiscal 2013 and fiscal 2012 was $14 thousand and $(63) thousand, respectively. The Company’s ending bad debt allowance for fiscal year end 2013 and 2012 was $325 thousand and 311 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.

(e) Merchandise Inventory

Merchandise inventory consists of finished goods purchased for resale at our exhibitions. Inventory cost is determined based on purchase price and is carried at the lower of cost or market value. The Company accounts for all inventories based on the average cost method. Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization. The Company’s inventory obsolescence expense for fiscal 2013 and fiscal 2012 was $120 thousand and $167 thousand, respectively.

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”). The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $150,141, including interest income.

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

The Company had $26.6 million and $24.5 million in property and equipment at February 28, 2013 and February 29, 2012, respectively. Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $3.0 million and $3.6 million for fiscal 2013 and 2012, respectively. Accumulated depreciation totaled $17.3 million and $14.2 million at February 28, 2013 and February 29, 2012, respectively. During the year ended February 28, 2013 the Company disposed of property and equipment resulting in a loss on disposal of $134 thousand. During the year ended February 29, 2012 the Company disposed of property and equipment resulting in a loss on disposal of $256 thousand and impaired property and equipment with a net book value of approximately $0.9 million at the time of its impairment to zero.

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

Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions, whether there are any exhibitions planned for the future, and/or specific events that would impair recoverability. An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs. No such impairment charges were recorded during fiscal 2013. The Company had $426 thousand in impairments in fiscal year 2012. The Company expenses exhibition license costs when it believes such amounts are not recoverable. Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.

(k) Long-term exhibition costs

Long-term exhibition costs are costs associated with exhibitions that have a useful life of greater than one year. These costs are expensed over the length of the exhibitions contract or five years whichever is shorter. These costs are reviewed annually for impairment.

(l) Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2013 and determined that there was no impairment. The Company had no goodwill during fiscal 2012.

Acquired intangible assets with finite lives, including future rights fees, are amortized over their estimated useful lives and reflected in the Depreciation and Amortization line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the year ended February 28, 2013. The Company had $426 thousand in impairments in fiscal year 2012.

(m) Restricted assets

Restricted assets are amounts held to repay AEG Live, LLC under the promissory note and are not available for use by the Company.

(n) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2013 and February 29, 2012, the Company established a valuation allowance of $11.3 million and $12.4 million, respectively, against all net deferred tax assets.

The Company utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement. The term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%.

(o) Earnings (Loss) Per Share

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

(p) Legal Contingencies

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

(q) Leases

The Company enters into leases for exhibit space for its exhibitions, corporate office space, warehouse space, print and copying equipment, and certain specimens used in its human anatomy exhibitions. Lease expense is recorded in the period incurred. Lease expense for corporate office space, print and copying equipment, warehouse space, and specimens not exhibited is included in General and administrative expenses in the Company’s Consolidated Statements of Operations. Lease expense for exhibit space and specimens used in exhibitions are included in Exhibition costs in the Company’s Consolidated Statement of Operations. The Company currently has two leases for computer equipment that qualify as capital leases.

(r) Consolidation

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

(s) Other Taxes

The Company incurs and remits certain taxes assessed by governmental authorities on revenue producing transactions, such as sales taxes. The Company’s revenue is presented net of sales taxes in its Consolidated Statement of Operations.

(t) Advertising Costs

In the course of the Company’s business we incur advertising costs in order to promote our exhibitions. Advertising costs are budgeted for each temporary exhibition prior to its opening and the costs are expensed over the life of the exhibit. Costs incurred above or below budget are adjusted for as incurred. For permanent exhibitions, advertising is expensed as incurred. For fiscal 2013 and 2012, the Company incurred marketing and advertising expense of $5.4 million and $4.4 million, respectively, which is included in Exhibition costs on the Company’s Consolidated Statements of Operations.

(u) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period. Stock compensation expense of $866 thousand and $705 thousand for fiscal 2013 and 2012, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations of this amount $151 thousand and $0 thousand is expense related to Stock Appreciation Rights for fiscal 2013 and 2012, respectively.

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

Warrants. The Company granted warrants under various service agreements. Warrants related to one of these agreements entered into March 2008 remains outstanding at February 28, 2013. If assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance. The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.

Stock Appreciation Rights. The Company granted stock appreciation rights to one of its executive officers. Fair value of stock appreciation rights is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that stock appreciation rights granted are expected to be outstanding. The risk free rate for periods within the expected life of the stock appreciation rights is based on the U.S. Treasury Note rate. Fair value is recalculated at the end of each reporting period.

(v) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010. With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams. The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website. Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011. Beginning in fiscal 2013 the 3D and 2D film and gaming and other application assets were placed into service at our exhibitions and are being amortized over a five year useful life. See Note 6. 2010 Expedition to Titanic Wreck Site for further details.

(w) Fair Value Measurements

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

(x) Restatement

The Company restated herein its unaudited interim consolidated financial statements as of and for the quarters ended May 31, 2012, August 31, 2012, and November 30, 2012. See Note 23 for additional information.

Note 3. Recent Accounting Pronouncements

Recently Adopted

Testing Goodwill for Impairment

In September 2011, the FASB issued FASB Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). Under ASU 2011-08, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required under ASU 2011-08 unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption of ASU 2011-08 on December 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2013-02 (ASU 2013-02)

In February 2013, the FASB issued guidance relating to the disclosure of items reclassified out of accumulated other comprehensive income. The new guidance requires that for those items that are reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. Early adoption is permitted. The update impacts presentation and disclosure only, and therefore adoption is did not have a material impact on our Consolidated Financial Statements.

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

Note 4. Balance Sheet Details

The composition of cash and cash equivalents, certificates of deposits, and other investments is as follows (in thousands):

	February 28, 2013	February 29, 2012
Cash and cash equivalents:
Cash	$6,393	$2,344

Total	$6,393	$2,344

Certificates of deposit and other investments:
Certificates of deposit	$405	$404
Marketable securities, available-for-sale	2	1

Total	$407	$405

Marketable securities, available-for-sale, are carried at fair market value, based on quoted market price for identical assets in an active market, and accordingly, are categorized as Level 1 assets in accordance with ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”). Cost basis of marketable securities, available-for-sale at February 28, 2013 and February 29, 2012 was $14 thousand, and related unrealized loss was $12 thousand and $13 thousand, respectively, and is reflected in Accumulated other comprehensive income in the Consolidated Balance Sheets.

The composition of prepaid expenses is as follows (in thousands):

	February 28, 2013	February 29, 2012
Prepaid insurance	$97	$94
Prepaid licenses	136	210
Prepaid advertising	—	38
Prepaid exhibit build costs	259	231
Prepaid transaction fees	586	250
Prepaid other operating costs	99	255

Total	$1,177	$1,078

The composition of other current assets is as follows (in thousands):

	February 28, 2013	February 29, 2012
Deposits and advances	$29	$17
Titanic trust fund	150	50
Contract and legal settlements	383	—
Other receivables	—	21

Total	$562	$88

The composition of property and equipment, which is stated at cost, is as follows (in thousands):

	February 28, 2013	February 29, 2012
Exhibitry	$14,455	$12,904
Vehicles	14	14
Tools and equipment	511	511
Office equipment	1,356	1,350
Computers and software	1,218	1,083
Leasehold improvements	7,523	7,587
Furniture and fixtures	1,058	1,033
Construction in progress	478	—

	26,613	24,482
Less accumulated depreciation	17,333	14,184

Property & equipment, net	$9,280	$10,298

Depreciation expense on property and equipment was $3.0 million and $3.6 million for fiscal 2013 and 2012, respectively.

The composition of accounts payable and accrued liabilities is as follows (in thousands):

	February 28, 2013	February 29, 2012
Operations	$1,121	$1,738
Professional and consulting fees payable	138	188
Payroll and payroll taxes	162	182
Bonus accrual	801	—
Contract and Legal settlements	15	475
Sales and use taxes	73	87
Exhibit build costs	4	76
Marketing costs	103	113
Merchandise	95	262
Rent	894	898
Unclaimed property	18	17
Lease abandonment, current portion	506	616
Travel and related expenses	57	52
Stock appreciation rights	151	—
Other	8	3

Total accounts payable and accrued liabilities	$4,146	$4,707

Note 5. Artifacts

In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition. The coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered. During fiscal 2013 and 2012, $57 thousand and $21 thousand, respectively, were deducted from artifacts.

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

	February 28, 2013	February 29, 2012
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317

Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	475	175
Accumulated depreciation	421	158

Expedition costs capitalized, net	$3,612	$4,175

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

In addition, during fiscal 2011 the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs. Costs directly related to the 2D documentary, 3D film, 3D exhibitry or gaming and other applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management. Included in these costs is $2.0 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles. During fiscal 2012, as additional assets were developed by our vendors, an additional $262 thousand in underwater gear and filming cost was capitalized.

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

As of February 28, 2013 all assets are being depreciated or amortized. The web point of presence and 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets. The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Consolidated Balance Sheets.

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

Estimated depreciation and amortization expense for the 3D exhibitry, 2D and 3D film, gaming and other application and web point of presence for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$850
2015	797
2016	797
2017	797
2018	371

Total	$3,612

Note 7. Stock Repurchase

During the year ended February 28, 2013, employees of the Company surrendered 52,847 shares of stock worth approximately $145 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan. These shares were repurchased at the share price based upon the closing date on the day of vesting.

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

Note 8. Goodwill and Other Intangible Assets

The following table presents the fiscal year 2013 activity for the Company’s goodwill (in thousands):

Goodwill:
Balance as of February 29, 2012	$—
AEI Acquisition (Note 21)	250

Balance as of February 28, 2013	$250

The composition of the Company’s exhibition licenses, as reported in Exhibition licenses on the Consolidated Balance Sheets, is as follows (in thousands):

	February 28, 2013	February 29, 2012
Anatomical specimen licenses	$6,786	$6,786
Carpathia licenses	912	912

	7,698	7,698
Less: Accumulated amortization	5,664	5,470

Exhibition licenses, net	$2,034	$2,228

From April 2004 through fiscal 2013, the Company entered into agreements to license the rights to exhibit anatomical specimens. The aggregate amount paid for the anatomical specimens exhibition license agreements totaled $9.6 million. After termination of a $2.8 million agreement during fiscal 2010 the remaining $6.8 million in specimen licenses are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years. The Company also entered into lease agreements for certain of its anatomical specimens. As such, these agreements are accounted for as lease agreements and not as intangible assets. See Note 15. Commitments and Contingent Liabilities for a discussion of these agreements.

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

The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, and providing research and recovery expertise. As of February 29, 2012 and February 28, 2013 these costs were fully amortized.

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

On February 25, 2008, the Company entered into a five-year license agreement to promote, present and produce the exhibition “Dialog in the Dark”, which provides insight and experience to the paradox of learning to see without the use of sight. In February 2012 the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012, which resulted in an impairment charge of $60 thousand for exhibition licenses and $282 thousand of property and equipment related to our “Dialog in the Dark” exhibitions as these assets were determined to no longer be of use to the Company. In addition, as part of our annual impairment testing of long-lived assets it was determined that the property and equipment related to our New York City “Dialog in the Dark” exhibition were impaired resulting in an impairment charge of $648 thousand. The total impairment charge of $990 thousand related to “Dialog in the Dark” is included in Impairment of intangibles and property and equipment on the Consolidated Statement of Operations for the fiscal year ended February 29, 2012. At this time the Company has no future plans for its “Dialog in the Dark” exhibition.

The following is a summary of the changes in the carrying value for in fiscal 2013 and fiscal 2012 (in thousands):

Intangibles: Exhibition licenses
Balance as of February 28, 2011	$2,987
Impairment of licenses	(426)
Amortization during the year	(333)

Balance as of February 29, 2012	$2,228
Amortization during the year	(194)

Balance as of February 28, 2013	$2,034

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC, both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates” and intangible assets for certain future exhibition concepts under development (“future rights fees”). Of these four exhibitions, the Company is currently touring only “Real Pirates”.

The following is a summary of the changes in the carrying value for future rights fees in fiscal 2013 and fiscal 2012 (in thousands):

Intangibles: Future rights fees
Balance as of February 29, 2012	$—
Acquisition of future rights fees	4,380
Amortization during the year	—

Balance as of February 28, 2013	$4,380

No impairments were deemed necessary during fiscal 2013, after review of the intangible asset balances for impairment per ASC 350.

Amortization Expense

Total intangible asset amortization for license agreements totaled $0.2 million and 0.3 million for fiscal 2013 and fiscal 2012, respectively. Estimated aggregate amortization expense for license agreements for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount
2014	$193
2015	193
2016	193
2017	188
2018	105
Thereafter	1,162

Total	$2,034

Total intangible asset amortization for future rights fees totaled $0.0 million for fiscal 2013. Amortization for these assets will begin in March 2013, the date when the first of the exhibitions related to the future rights fees opened, on a straight-line basis for 10 years. Estimated aggregate amortization expense for future rights fees for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount
2014	$438
2015	438
2016	438
2017	438
2018	438
Thereafter	2,190

Total	$4,380

Note 9. Notes Payable and Capital Lease Obligations

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

On November 26, 2012 the Asset Purchase Agreement was further amended to accelerate the final payment to Worldwide. To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand dollars. The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company. Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand, which is included in non-operating income (expense) as a gain on debt modification. The final payment of $62 thousand was made in December 2012.

As of February 28, 2013 the short-term portion of the note payable was $124 thousand and the long-term portion was $167 thousand, all of which is related to the assumed rental and other arrearages.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC, both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction. The Company originally recorded the note at $16.4 million. The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%. Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of February 28, 2013 the balance sheet reflects the short-term portion of the note payable at $4.9 million and the long-term portion at $2.5 million, including accrued interest.

The contractual future maturities of long-term debt as of February 28, 2013 are as follows:

Fiscal Year	Amount
2014	$5,321
2015	474
2016	1,002
2017	1,065
2018	548

Total future minimum note payments	8,410
Less: amount of note payments representing interest	(701)

Present value of future minumum note payments	7,709
Less: Current portion of notes payable	(5,080)

Long-term portion of notes payable	$2,629

On October 8, 2012, the Company entered into two capital leases for the use of computer equipment. The value of the equipment leased was $115 thousand. Future payments are $2,600 per month for the first three years and $1,700 per month for the final two years of leases. As of February 28, 2013, the balance sheet reflects the short-term portion of capital lease obligations of $24 thousand and the long-term portion of $83 thousand.

The following table summarizes as of February 28, 2013, our minimum rental commitment under capital leases:

Fiscal Year	Amount
2014	$31
2015	31
2016	27
2017	21
2018	14

Total future minimum lease payments	124
Less: amount of lease payments representing interest	(17)

Present value of future minumum lease payments	107
Less: Current obligations under capital leases	(24)

Long-term capital lease obligations	$83

Note 10. Stock Compensation

Stock Compensation. The Company maintains certain stock compensation plans providing for incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share units, performance shares, dividend equivalents and other awards relating to the Company’s common stock. In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 3,000,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting. The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.

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

As of February 28, 2013, we had 2,109,652 shares available for future grants under the 2009 Plan, which is the only plan open to new grants. As of February 28, 2013, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 2,362,896 shares of common stock if all outstanding options were exercised, restricted stock vested, warrants were exercised and additional shares available were granted.

During the year ended February 28, 2013, the Company’s Chief Executive Officer and President received 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. 48,611 stock appreciation rights and 79,681 restricted stock units vested on June 29, 2012, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. The restricted stock units will be settled in stock and have a weighted average price of $2.70 per share.

The grant price of the stock appreciation rights is $2.70, with a fair market value at the date of grant of $1.72. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 0.4%, a volatility rate of 80.47%, an annual dividend rate of 0% and an expiration date of June 29, 2017.

As of February 28, 2013 the Company has accrued a liability of approximately $151 thousand for the stock appreciation rights that is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 0.6%, a volatility rate of 90.16%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at February 28, 2013. Stock appreciation rights are categorized as Level 3 liabilities in accordance with ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”).

Year Ended
2013
Fair value liability, beginning of period	$—
Level 3 additions	151

Fair value liability, end of period	$151

During the year ended February 28, 2013, the Company’s Chief Executive Officer and President surrendered 28,577 shares of stock worth approximately $78 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan. These shares were surrendered at an average price of $2.70 per share based upon the closing price of the Company’s common stock on the day of vesting.

During the year ended February 28, 2013, the Company’s General Counsel and Senior Vice President Business Affairs surrendered 6,690 shares of stock worth approximately $18 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan. These shares were surrendered at an average price of $2.80 per share based upon the closing price of the Company’s common stock on the day of vesting.

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

	February 28, 2013	February 29, 2012
Grant type:
Stock options	$226	$313
Restricted stock	489	381
Stock appreciation rights	151	—
Warrants	—	11

	$866	$705

Stock Options. The fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The Company did not grant any stock options during fiscal 2013. Fair value of stock options granted during fiscal 2012 was determined on the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

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

The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $2.30 and $2.45 as of February 28, 2013 and February 29, 2012, respectively. The aggregate intrinsic value of the stock options exercised was $1.8 million and $33 thousand for fiscal 2013 and 2012, respectively. A summary of our stock options awarded under the plans and changes during fiscal 2013 and 2012 is presented below:

	February 28, 2013			February 29, 2012
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
	Number of	Exercise	Value	Number of	Exercise	Value
	Options	Price	(000)	Options	Price	(000)
Outstanding at beginning of year	2,904,742	$2.18	$2,433	2,630,542	$2.22	$1,275
Granted	—	—	—	300,000	1.66	—
Exercised	(922,051)	0.72	1,766	(25,800)	0.32	33
Forfeited or expired	—	—	—	—	—	—

Outstanding at end of year	1,982,691	$2.86	$670	2,904,742	$2.18	$2,433

Exercisable at end of year	1,849,354	$2.95	$614	2,214,741	$2.51	$1,510

In addition, the Company issued stock options outside of its stock compensation plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Stock Options Issued Outside of Plans	Options	Price	(Years)	(000)
Outstanding at February 28, 2011	55,000	$3.25	7.00	$—

Outstanding at February 29, 2012	55,000	$3.25	6.00	$—

Outstanding at February 28, 2013	55,000	$3.25	5.00	$—

The following table summarizes information about stock options outstanding by price range at February 28, 2013.

	Options Outstanding			Options Exercisable
		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
	February 28,	Life	Exercise	February 28,	Exercise
Range of Exercise Prices	2013	(Years)	Price	2013	Price
$ .00 to $ .50	—	—	$—	—	$—
$ .51 to $1.00	277,658	6.35	0.70	277,658	0.70
$1.01 to $2.00	333,334	2.31	1.66	199,998	1.66
$2.01 to $3.00	281,666	2.55	2.15	281,666	2.15
$3.01 to $4.00	734,167	3.08	3.66	734,167	3.66
$4.01 to $9.93	410,865	3.15	4.41	410,865	4.41

	2,037,690	3.34	$2.87	1,904,354	$2.96

As of February 28, 2013, we had $221 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 2.33 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the years ended February 28, 2013 and February 29, 2012 was $417 thousand and $246 thousand, respectively.

Restricted Stock Activity. The Company grants restricted stock or RSUs to certain of its employees and directors. Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant. The fair value of restricted stock and RSUs is amortized to expense on a straight-line basis over the restricted stock and RSU vesting period.

The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $2.30 and $2.45 as of February 28, 2013 and February 29, 2012, respectively. The weighted average grant date fair value of the restricted stock granted was $2.71 during fiscal 2013. A summary of our restricted stock and changes during the years ended February 28, 2013 and February 29, 2012 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Contractual	Intrinic
		Average	Life	Value
Restricted Stock Issued Within Plan	Shares	Price	(Years)	(000)
Non-vested at February 28, 2011	427,163	$1.86	1.58	$743
Granted	123,174	1.78	1.00	—
Forfeited or expired	(249,529)	1.85	—	—
Vested or Exercised	(108,531)	1.87	—	—

Non-vested at February 29, 2012	192,277	1.80	0.81	471

Granted	154,239	2.71	1.43	202
Forfeited or expired	(11,978)	1.78	—	—
Vested or Exercised	(265,232)	2.06	—	—

Non-vested at February 28, 2013	69,306	$2.72	1.02	$158

In addition, the Company issued restricted stock outside of plans, summarized as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Life	Value
Restricted Stock Issued Outside of Plan	Shares	Price	(Years)	(000)
Non-vested at February 28, 2011	5,000	1.57	0.28	9
Granted	12,500	0.78	—	—
Vested	(17,500)	0.97	—	—

Non-vested at February 29, 2012	—	$—	—	$—

Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Vested	—	—	—	—

Non-vested at February 29, 2013	—	$—	—	$—

As of February 28, 2013, we had $185 thousand in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 1.03 years. The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during fiscal 2013 and 2012 was $549 thousand and $423 thousand, respectively.

Warrants. The Company granted warrants under various agreements. Warrants related to these agreements entered into in March 2008 remain outstanding at February 28, 2013. Fair value of warrants issued under these agreements was determined based on the Black-Scholes pricing model using the following weighted-average assumptions:

Fiscal 2009
Dividend yield	0%
Expected volatility	120%
Risk-free interest rate	4.2%
Expected lives in years	5.0

The Company’s warrants position is summarized as follows:

	Warrants Outstanding			Warrants Exercisable
			Weighted
	Warrants		Average	Warrants
	Outstanding	Weighted-	Remaining	Exercisable	Weighted-
	at	Average	Contractual	at	Average
	February 28,	Exercise	Life	February 28,	Exercise
Range of Exercise Prices	2013	Price	(Years)	2013	Price
$4.01 to $5.00	6,000	4.57	0.04	6,000	4.57

	6,000	$4.57	0.04	6,000	$4.57

A summary of warrants issued and changes during fiscal 2013 and 2012 is presented below:

	February 28, 2013		February 29, 2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of year	60,000	$2.10	110,000	$4.30
Issued	—	—	54,000	1.82
Exercised	(54,000)	1.82	—	—
Forfeited or expired	—	—	(104,000)	4.29

Outstanding at end of year	6,000	$4.57	60,000	$2.10

Exercisable at end of year	6,000	$4.57	60,000	$2.10

No warrants were granted during the fiscal years ended February 28, 2013 or February 29, 2012.

As of February 28, 2013, we had no unrecognized compensation cost related to non-vested warrants. The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Stock Appreciation Rights.

On June 29, 2012, the Company granted its Chief Executive Officer 250,000 stock appreciation rights under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan. Of these rights 48,611 stock appreciation rights vested immediately, with the remainder vesting in thirty equal parts each month thereafter. The stock appreciation rights will be settled in cash, and expire five years from the date of grant. As of February 28, 2013, 104,171 of the stock appreciation rights have vested. Fair value of stock appreciation rights is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that stock appreciation rights granted are expected to be outstanding. The risk free rate for periods within the expected life of the stock appreciation rights is based on the U.S. Treasury Note rate. Fair value is recalculated at the end of each reporting period. As of February 28, 2013 $151 thousand has been included in accounts payable and accrued liabilities and represents the liability under this plan.

Note 11. Lease Abandonment

In 2008, the Company entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino in Las Vegas, Nevada. The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions. During the third quarter of fiscal 2009, the Company opened two of three exhibitions. There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan. During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space. Accordingly, the Company recorded lease abandonment expense of $4.4 million during fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent. The related long-term lease abandonment liability of $1.9 million and $2.6 million at February 28, 2013 and February 29, 2012, respectively is reflected in Lease abandonment in the Consolidated Balance Sheets. The related current portion lease abandonment liability of $0.5 million and $0.6 million at February 28, 2013 and February 29, 2012, respectively is reflected in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

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

Note 12. Income Taxes

A summary of the components of the provision for income taxes for fiscal 2013 and 2012 consists of the following:

	February 28, 2013	February 29, 2012
Current income tax expense:
Federal	$121	$—
State	70	42
Foreign	88	134

Total current income tax expense	279	176

Deferred income tax expense:
Federal	—	—
State	—	—

Total deferred income tax expense	—	—

Total Income tax expense	$279	$176

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 28, 2013	February 29, 2012
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	2.1	—
Nondeductible expenses	1.9	(0.5)
Adjustments of prior year amounts	0.9	—
Change in valuation allowance	(34.8)	(34.1)
Foreign taxes, net of federal benefit	4.1	(2.1)
Other	4.8	(0.3)

	13.0%	(3.0)%

Deferred income taxes recorded on the Company’s Consolidated Balance Sheets result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred income asset consists of the following (in thousands):

	February 28, 2013	February 29, 2012
Current deferred assets (liabilities):
Accrued expenses	$660	$1,085
Accounts receivable	103	112
Inventory	28	64
Other	5	10
Prepaid insurance	(34)	(34)

Current deferred tax assets	762	1,237
Less: valuation allowance	(754)	(1,193)

Net current tax asset	$8	$44

Noncurrent deferred tax assets (liabilities):
Equity compensation	$1,491	$2,131
Accrued expenses	766	726
Foreign net operating loss carryforward	714	732
Federal net operating loss carryforward	2,993	5,665
State net operating loss carryforward	539	604
Contribution carryforwards	132	100
Intangible assets	845	789
Federal tax credits	874	752
Investment in subsidiary	2,789	—
Fixed assets	(570)	(363)

Noncurrent deferred tax assets	10,573	11,136
Less: valuation allowance	(10,581)	(11,180)

Net noncurrent deferred tax assets (liabilities)	(8)	(44)

Net deferred tax assets	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $9.1 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has performed an analysis to determine how much of these losses may be limited and the impact of such limitations is not material.

As of February 28, 2013, the Company has $698 thousand of foreign tax credits and $177 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum tax credits can be carried forward indefinitely. The Company also has approximately $11.6 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal 2012, 2011, 2010 and 2009, and will expire beginning in the fiscal year ending February 28, 2014.

Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $11.3 million to offset all net deferred income tax assets. This reflects a decrease of $1.1 million from the valuation allowance of $12.4 million for fiscal 2012.

Deferred tax assets relating to the tax benefits of employee stock options have been reduced to reflect exercises through the fiscal year ended February 28, 2013. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s net operating loss carryforwards referenced above at February 28, 2013 include $301 thousand of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s taxes payable in prior years, these tax benefits are not reflected in the Company’s deferred tax assets as presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has elected to record interest and penalties as a component of General and administrative expenses on the Consolidated Statement of Operations. Interest and penalties for fiscal 2013 and 2012 were immaterial.

Revenue Examinations

As of February 28, 2013, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28, 2012 and 2011 remain open to IRS examination. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

As of February 28, 2013 the Company has determined no liabilities for uncertain tax positions should be recorded. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months.

Note 13. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share. For the year ended February 29, 2012 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	February 28, 2013	February 29, 2012
Numerator:
Net income (loss) attributable to shareholders	$1,950	$(5,781)
Denominator:
Basic weighted-average shares outstanding	48,159,918	47,418,894
Effect of dilutive stock options and warrants	400,745	—

Diluted weighted-average shares outstanding	48,560,663	47,418,894

Net income (loss) per share:
Basic	$0.04	$(0.12)

Diluted	$0.04	$(0.12)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	February 28, 2013	February 29, 2012
Warrants	6,000	6,000
Stock options	1,145,032	1,446,698

Total	1,151,032	1,452,698

Note 14. Employee Savings Plans

The Company sponsors the Premier Exhibitions 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code. All employees who are at least age 21 and have completed three months of service with the Company are eligible to participate. Effective June 1, 2012, the Plan was amended to allow for Company matching of employee contributions at a rate of 100% of up to 3% of eligible compensation and 50% for 4%-5% of employee eligible contributions. Prior to this amendment, the Company matching of employee contributions was at a rate of 50% of up to 6% of eligible contributions. During fiscal 2013 and 2012, the Company made $104 thousand and $45 thousand in qualified matching contributions to the Plan, respectively.

Note 15. Commitments and Contingencies

Lease Arrangements

Specimens

The Company has non-cancelable operating leases for the rental of certain specimens used in its exhibitions. The leases are payable quarterly, have a term of five years and five annual options to extend. During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations. Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions. After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012. During fiscal year ended 2012 another of these agreements was allowed to expire. The Company currently has two lease agreements for specimens with expiration dates in February and March 2014.

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

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry. On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property. Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1/2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition. Under the fifth amendment to the lease dated March 2011 the Company approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expires in August 2013.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years. This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino. We use the space, among other things, to present our “Bodies... The Exhibition” and “Titanic: The Artifact Exhibition” exhibitions. The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies... The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008. See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia. Until March 6, 2012 we used the space to present our “Bodies... The Exhibition” and our “Dialog in the Dark” exhibitions. This space is currently being used to present our “Bodies... The Exhibition” and our “Titanic: The Artifact Exhibition” exhibitions. The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012. On September 30, 2011, the Company entered into a first amendment to this lease. The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expired January 31, 2013. On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport—New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York. We use the space to present our “Bodies... The Exhibition” exhibition and opened a “Dialog in the Dark” exhibition in a portion of the leased space in the summer of 2011. On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013. The South Street Seaport in New York City was closed during the end of October and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord. On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s lease on June 30, 2013.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California. We intend to open the space in the second quarter of 2014 and will present “Bodies… The Exhibition” and “Titanic: The Experience” exhibitions in the space. The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC. We use the space to present our “Titanic – The Experience” exhibition and dinner theatre. The lease term is for five years and expires in September 2016.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions. At February 28, 2013, the Company had no obligations under lease agreements its touring exhibits.

Lease Expense and Commitments

Lease expense charged to operations under these agreements was as follows:

	February 28, 2013	February 29, 2012
Specimen fixed rentals	$1,646	$2,517
Real estate rentals	5,087	4,980
Equipment rentals	67	66

Total rent expense	$6,800	$7,563

Aggregate minimum lease commitments at February 28, 2013, are as follows:

Fiscal Year	Amount
2014	$5,600
2015	4,294
2016	3,961
2017	3,867
2018	3,608
Thereafter	1,474

Total	$22,804	***

***	Amounts have been reduced by sublease rental income of $150 thousand for fiscal years 2014 and 2015. In addition, the specimen licenses fees for our leased bodies include a charge of $1 per ticket sold after the first 225,000 tickets that are not estimated above.

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

Legal Proceedings

The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position. At February 28, 2013, the Company had $15 thousand accrued for contract and legal settlement liabilities and $383 thousand in contract and legal settlements receivable.

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

In addition, the Company currently presents three types of exhibits, two of which are dependent upon license agreements in order to present the exhibitions. If license agreements related to the Company’s “Real Pirates” or “Bodies… The Exhibition” exhibitions are not renewed in the future, it could prevent the Company from presenting these exhibitions. There is currently no indication that these licenses would not be able to be renewed.

The Company currently conducts much of its business outside of the U.S. At February 28, 2013, the Company had 2 of its total 17 exhibits located in China and Serbia.

Note 16. Related Party Transactions

Consulting Agreements

On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser provides advice and other consulting services to the Company at a rate which was originally not to exceed $20 thousand per month and amended in January 2011 not to exceed $25 thousand per month. The Company incurred $100 thousand and $295 thousand in expenses under this agreement for fiscal 2013 and 2012, respectively. Mr. Weiser has served as a member of the Company’s Board of Directors since August 2009 and was previously the Chief Operating Officer of Sellers Capital, LLC. Pursuant to this consulting agreement, Mr. Weiser served as Interim Chief Financial Officer of the Company from May 17, 2011 to June 27, 2011 and served as Interim President and Chief Executive Officer until June 29, 2012 when he was named President and Chief Executive Officer and this consulting agreement was cancelled. Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer.

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

On August 25, 2011, the Company notified Playboy that the joint venture was terminating the Agreement pursuant to a unilateral termination right the Company had negotiated that included the waiver of the $300 thousand termination fee otherwise payable, if the termination was effected prior to the end of August 2011. While the Agreement provided that the joint venture would still owe Playboy a final license fee installment of $150 thousand despite any such termination, the Company and S2BN also contend that Playboy had previously breached the Agreement, and the joint venture accordingly reserved its rights to pursue all remedies and damages (which would include withholding any such final license fee installment). Due to the termination of the agreement with Playboy, the Company recorded an impairment charge of $217 thousand for Playboy licenses, net of accumulated amortization. The Company also recorded an impairment charge of $141 thousand for construction in progress comprised of expenses incurred in the creation of the Playboy exhibit. The total impairment charge of $358 thousand is included in Impairment of intangibles and fixed assets on the Consolidated Statement of Operations for the year ended February 29, 2012.

Due to the termination of the Agreement and the related impairments, S2BN’s investment in the joint venture through its payment of 50 percent of the costs of the potential exhibit has been fully impaired. An impairment charge of $197 thousand is reflected in Net loss attributable to non-controlling interest on the Consolidated Statements of Operations for the year ended February 29, 2012.

During the portion of fiscal 2012 that the Agreement was in effect, the Company incurred expenditures for exhibition rights of $50 thousand and received $77 thousand in reimbursements from S2BN for its share of total development costs incurred to date.

Arts and Exhibitions International, LLC

On April 20, 2012, the Company’s Premier Exhibition Management LLC subsidiary and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $4.8 million as part of this transaction. The Company used level 3 inputs based upon Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM. The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the year ended February 28, 2013, the net loss related to the non-controlling interest in PEM was $83 thousand.

Note 18. Purchase and Registration Rights Agreements

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement. While we have been unable to sell shares to LPC from the date we discovered errors in our quarterly financial statements until the date we filed the restated financial statements on this Form 10-K, we could sell additional shares in the future.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement. No shares were issued or sold during the year ended February 28, 2013.

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

•

RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $150,141, including interest income.

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

On February 26, 2013 the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleges that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claims that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented this year at the Venetian Macau, and which is now being marketed around the world. In the suit, the Company makes claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law. The Company makes claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act. The Company has sued for unspecified damages. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

In a related matter, on April 29, 2013, the Company filed suit in the U.S. District Court for the Middle District of Florida, Jacksonville Division against Kingsmen Creatives, LTD, and Kingsmen Exhibits PTE, LTD. Kingsmen Creatives is a publicly traded Singapore based design company and is traded on the Singapore Exchange. Kingsmen Exhibits PTE, LTD. is a wholly-owned subsidiary of Kingsmen Creatives, LTD. and designs exhibition and museum properties. The Kingsmen companies partnered with Thomas Zaller and his companies in development of their competing Titanic exhibition. The Company alleges that the Kingsmen companies participated in an unlawful conspiracy with Thomas Zaller and his companies which caused injury to the Company. The Company also makes claims against the Kingsmen companies for conversion, misappropriation of trade secrets under Florida law, unjust enrichment, and trade dress violations under the Lanham Act. The Company has sued for unspecified damages. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen seeks a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also seeks unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. The case is still in its early stages and the outcome of the case is not readily predictable at this time.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada. The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection. As of February 28, 2013 a net receivable of $148 thousand is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement will be recorded in the first quarter of fiscal 2014.

On February 24, 2012, the Company filed suit against Dr. Hong-Jin Sui, Hoffen Global Ltd., and Arnie Geller in the Circuit Court in and for Hillsborough County, Florida. The Company alleged that Messrs. Sui and Hoffen breached certain contractual obligations relating to rights of first refusal and opportunities to match competing offers for the lease of sets of plastinated human anatomical specimens, leading to the opening of a series of exhibitions in Europe competitive with those of the Company. Mr. Geller, the Company’s former CEO, was alleged to have tortiously interfered with the Company’s contractual rights in connection with the European exhibitions. On February 15, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company. In particular, Marmargar sought four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denied all claims of Marmargar. In its lawsuit, the Company sought a judgment from the Court declaring that the alleged contracts were unenforceable and that the Company did not owe Marmargar any monies. The case was transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction. Marmargar filed a counterclaim seeking to enforce the two alleged contracts. On April 4, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.

Revenue Examinations

As of February 28, 2013, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28, 2012 and 2011 remain open to IRS examination. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

Note 20. Foreign Operations

Our exhibitions regularly tour outside the U.S. Approximately 3% and 20.7% of our revenues for fiscal 2013 and fiscal 2012, respectively, resulted from exhibition activities outside the U.S. Exhibition activities outside the U.S. represented 12.3% and 24.9% of our total attendance for fiscal 2013 and fiscal 2012, respectively.

Many of our financial arrangements with our international trade partners are based upon foreign currencies, which exposes the Company to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring. Aggregate foreign currency transaction loss included in Net income (loss) in the Consolidated Statement of Comprehensive Income was $0 and $9 thousand for fiscal 2013 and 2012, respectively. Foreign currency translation adjustments, as presented in Other comprehensive loss in the Consolidated Balance Sheet, are reflected in the following table (in thousands):

Foreign currency translation gain (loss):
Balance as of February 28, 2011	$(447)
Translation adjustment	(25)

Balance as of February 29, 2012	(472)
Translation adjustment	13

Balance as of February 28, 2013	$(459)

Note 21. Asset Purchase Agreement and Related Matters

Transaction – Orlando

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale. The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period. On June 29, 2012 the Company and Worldwide entered into an amendment to the Asset Purchase Agreement to amend the payment schedule in exchange for a reduction in the total payments to $1,430,000. On November 26, 2012 the Company and Worldwide entered into a further amendment to the Asset Purchase Agreement to amend the payment schedule in exchange for a reduction in the total payments to $1,418,000.

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

The following table summarizes the allocation of the purchase price of the Orlando acquisition to the estimated fair values of the assets and liabilities assumed at the date of acquisition (in thousands):

Assets acquired:
Fixed assets:
Exhibitry	$1,077
Leasehold improvments	237
Other fixed assets	53
Other assets:
Security deposit	10

Total assets acquired	$1,377

Liabilities:
Note payable—Seller	743
Assumed lease arrearages	634

Total liabilities assumed	$1,377

Net assets acquired	$—

As the fair value of the assets purchased equals the fair value of liabilities assumed no goodwill was created by the transaction.

Transaction—Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. Unless renewed, our license to exhibit “King Tut II” will expire during fiscal 2013. We have been notified by the Egyptian government that the license to exhibit “Cleopatra”, originally set to expire during fiscal 2014, will be terminated by the end of fiscal 2013. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company incurred approximately $660,000 in transaction related expenses for investment banking, legal, and accounting fees of the acquired business, of which $550,000 was recognized in fiscal year 2013 and $110,000 in fiscal year 2012 which are included in general and administrative expenses. Newco has also assumed substantially all of the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments totaled $2.2 million. When AEG paid these fees, the balance of the Promissory Note was increased by the amount of the payment(s).

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

If the face value of the Promissory Note is paid in full prior to the maturity date, Newco will pay AEG 40% of any additional net revenues derived from operation of the acquired assets thereafter through the maturity date, after deduction of the 10% management fee and the 10% booking fee, if applicable. If the face value of the Promissory Note is not satisfied in full at the maturity date, Newco shall satisfy any shortfall by, at its option, selling some or all of the remaining acquired tangible assets, returning some or all the remaining acquired tangible assets to AEG, or paying the applicable portion of the value of the remaining tangible assets to AEG.

Due to the non-recourse nature of the Promissory Note, if the proceeds from the acquired exhibitions and asset sales described above are not sufficient to satisfy the Promissory Note in full on or prior to the maturity date, then none of the Company, PEM or Newco will have any liability with respect to any shortfall.

The following table summarizes the allocation of the purchase price of the Arts and Exhibition International, LLC acquisition to the estimated fair values of the assets and assets assumed at the date of acquisition (in thousands):

Consideration:
Non-recourse note payable	$11,433
Non-controlling interest in PEM, LLC	3,018

Total consideration given	14,451
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	2,481
Prepaid expenses	6,200
Property, plant, and equipment	3,003
Long-term exhibition costs	618
Identifiable intangible assets	4,380
Deferred revenue	(2,481)

Total identifiable net assets	14,201

Goodwill	$250

The proforma results below include the effect of the acquisitions as if they had been consummated as of March 1, 2011 (in thousands). The unaudited proforma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of March 1, 2011.

	February 28, 2013	February 29, 2012
Total revenue	$39,354	$33,334
Income/(loss) from operations	2,571	(5,276)
Net income (loss)	2,195	(5,963)

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

Note 22—Segment Information

The Company has two reportable segments—Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), and Dialog in the Dark exhibitions as well as the operation and management of the AEI properties known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $1.2 million and $6.6 million for fiscal year 2013 and 2012, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $2.4 million and $1.5 million reported for the RMS Titanic segment for fiscal 2013 and 2012, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the Statements of Operations for fiscal 2013 and 2012, respectively by segment.

	Year Ended February 28, 2013
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$39,465	$2,353	$(2,353)	$39,465
Cost of revenue (exclusive of depreciation and amortization)	21,098	—	(2,353)	18,745

Gross profit	18,367	2,353	—	20,720

Operating expenses:
General and administrative	13,355	1,292	—	14,647
Depreciation and amortization	3,419	106	—	3,525
Loss on disposal of assets	134	—	—	134
Contract and legal settlements	(309)	—	—	(309)

Total Operating expenses	16,599	1,398	—	17,997

Income from operations	1,768	955	—	2,723
Other income and (expenses)
Other income	23	—	—	23
Gain on debt modification	81	—	—	81
Interest expense	(681)	—	—	(681)

Income before income tax	1,191	955	—	2,146
Income tax expense	193	86	—	279

Net income	998	869	—	1,867
Less: Net loss attributable to non-controlling interest	(83)	—	—	(83)

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,081	$869	$—	$1,950

	Year Ended February 29, 2012
	(In thousands)
	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$31,710	$1,440	$(1,440)	$31,710
Cost of revenue (exclusive of depreciation and amortization)	18,704	—	(1,440)	17,264

Gross profit	13,006	1,440	—	14,446

Operating expenses:
General and administrative	12,444	1,514	—	13,958
Depreciation and amortization	3,817	105	—	3,922
Loss on disposal of assets	256	—	—	256
Impairment of intangibles and fixed assets	1,348	—	—	1,348
Contract and legal settlements	783	—	—	783

Total Operating expenses	18,648	1,619	—	20,267

Loss from operations	(5,642)	(179)	—	(5,821)
Other income and (expenses)
Other income	10	—	—	10
Interest expense	(33)	—	—	(33)

Loss before income tax	(5,665)	(179)	—	(5,844)
Income tax expense	176	—	—	176

Net loss	(5,841)	(179)	—	(6,020)
Less: Net loss attributable to non-controlling interest	(239)	—	—	(239)

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(5,602)	$(179)	$—	$(5,781)

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

	As of
	February 28, 2013	February 29, 2012
Assets:
Exhibition Management	$28,634	$15,438
RMS Titanic	7,088	7,465
Corporate and unallocated	1,756	2,714

Total assets	$37,478	$25,617

Expenditures for additions to long-lived assets by segment for the year ended February 28, 2013 and February 29, 2012 are reflected in the table below (in thousands).

	February 28, 2013	February 29, 2012
Capital Expenditures:
Exhibition Management	$906	$2,544
RMS Titanic	153	262

Total capital expenditures	$1,059	$2,806

Note 23 – Restatement

Restatement of prior period quarterly financial statements

On May 1, 2013, the Audit Committee of Premier Exhibitions, Inc. (the “Company”), together with its independent registered public accounting firm, concluded that certain previously issued financial statements should no longer be relied upon because of an error in such financial statements as addressed in Accounting Standards Codification 805 “Business Combinations”.

The financial statements that should no longer be relied upon are those reported in the Forms 10-Q for the quarters ending May 31, 2012, August 31, 2012 and November 30, 2012 and the Form 8-K/A dated July 6, 2012.

During fiscal year 2013, the Company and its subsidiaries, Premier Exhibition Management, LLC (“PEM”) and PEM Newco, LLC (“Newco”), entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC (together, “AEG”) pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The purchase of the assets (the “AEI Acquisition”) was completed contemporaneous with the signing of the Purchase Agreement in April 2012 and the acquisition was reported on a Current Report on Form 8-K filed April 20, 2012. The related audited financial statements of the acquired assets and unaudited proforma information were filed on a Current Report on Form 8-K/A on July 6, 2012. The errors in the Company’s financial statements relate to the purchase accounting for the AEI Acquisition and will result in a restatement of the Company’s balance sheet for those affected periods with resulting immaterial adjustments to the statements of operations and cash flows. None of the adjustments impacted operating income for those affected periods.

The consideration for the AEI acquisition was a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). Pursuant to the Promissory Note, Newco will make payments to AEG equal to (a) 100% of net revenues from exhibition bookings entered into by AEG or pending as of closing and transferred to Newco pursuant to the Purchase Agreement, (b) 100% of net revenues from future bookings, after payment to PEM of a 10% booking fee, (c) 100% of the net revenues from the future sale of any tangible exhibitry, equipment and other fixed assets comprising the acquired assets, and (d) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented. “Net Revenues” are determined after deduction by Newco of the direct expenses of operating the exhibitions. Newco is also entitled to retain, before remitting any payments on the Promissory Note, a management fee in the following amount: (a) 5% of gross revenues (after deducting any PEM booking fees) for calendar year 2012; and (b) 10% of gross revenues (after deducting any PEM booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $694,164 in calendar year 2012; $750,000 in calendar year 2013; $500,000 in calendar year 2014; and $250,000 in calendar years 2015 and 2016.

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

Due to the nature of the Promissory Note, it was accounted for on the purchase date with a discount for the amount of the Promissory Note not expected to be repaid in accordance with Generally Accepted Accounting Principles. This valuation was based on information about the assets acquired and expected revenues. As management operated the assets during the fiscal year and repayments of the Promissory Note exceeded expectations, management decided to retain an external valuation expert to review the Company’s original valuation of the Promissory Note as of the purchase date. As a result of this review, additional work was performed by management to evaluate the facts and circumstances as of the acquisition date. After consultation with the Audit Committee and the Company’s independent registered public accounting firm, the Company has determined that the accounting for the acquisition was incorrect. As a result of the incorrect accounting treatment, at the date of acquisition:

•

Prepaid expenses were overstated by $1.536 million, property and equipment were overstated by $560 thousand and the equity interest in PEM transferred as part of the purchase price was overstated by $1.782 million;

•	Goodwill was understated by $250 thousand, future rights fees were understated by $4.38 million and the note payable was understated by $4.316 million;

•

On the statement of operations, interest expense was understated and net income attributable to non-controlling members was overstated; as a result Net Income was overstated by $17 thousand in the quarter ended May 31, 2012, $81 thousand in the quarter ended August 31, 2012, and $201 thousand in the quarter ended November 30, 2012; and

•	There were no changes to cash reported and minimal changes to the Statement of Cash Flows.

We have restated our consolidated financial statements for the first three quarters of the year ended February 28, 2013 to correct the manner in which the Company recorded the purchase accounting of its acquisition of Arts and Exhibition International, LLC on April 20, 2012. This change had no impact on our RMS Titanic segment and is entirely related to our Exhibition Management segment.

The financial statements below in Note 23 have been restated to reflect the corrections of these errors. On the balance sheet, prepaid expenses, property equipment, and equity attributable to non-controlling shareholders were decreased and goodwill, future rights fees, restricted assets and notes payable were increased. On the statement of operations interest expense and the net income (loss) attributable to non-controlling interest were affected.

The financial statements included in this filing for the year, or any period within, February 29, 2012, were not impacted by these changes.

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except share and share data)

(unaudited)

	As Previously
	Reported		Restated
	May 31,	Restatement	May 31,
	2012	Adjustment	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,691	$—	$4,691
Certificates of deposit and other investments	405	—	405
Accounts receivable, net of allowance for doubtful accounts of $311	1,507	—	1,507
Merchandise inventory, net of reserve of $28 and $22, respectively	1,383	—	1,383
Income taxes receivable	50	—	50
Deferred income taxes	44	—	44
Prepaid expenses	8,718	(1,519)	7,199
Other current assets	121	—	121

Total current assets	16,919	(1,519)	15,400

Artifacts owned, at cost	2,968	—	2,968
Salvor’s lien	1	—	1
Property and equipment, net of accumulated depreciation of $15,064 and $14,183 respectively	13,146	(551)	12,595
Exhibition licenses, net of accumulated amortization of $5,519 and $5,470, respectively	2,179	—	2,179
Other receivable, less allowance for doubtful accounts of $296 and $206, respectively	14	—	14
Subrogation rights	250	—	250
Film and gaming assets, net of accumulated amortization of $206 and $175, respectively	3,127	—	3,127
Goodwill	—	250	250
Future rights fees	—	4,380	4,380
Restricted assets	—	1,020	1,020
Long-term development cost	618	—	618

Total Assets	$39,222	$3,580	$42,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,082	$(40)	$5,042
Income taxes payable	—	40	40
Deferred revenue	2,285	—	2,285
Short-term portion of notes payable	4,351	1,322	5,673

Total current liabilities	11,718	1,322	13,040

Long-Term liabilities:
Lease abandonment	2,253	—	2,253
Deferred income taxes	44	—	44
Long-term portion of notes payable	3,636	4,097	7,733

Total long-term liabilities	5,933	4,097	10,030

Commitment and Contingencies
Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares;issued 47,957,927 and 47,883,927 shares, respectively; outstanding 47,955,918 and 47,881,918 shares, respectively	5	—	5
Additional paid-in capital	52,845	—	52,845
(Accumulated deficit) retained earnings	(35,651)	(17)	(35,668)
Accumulated other comprehensive loss	(480)	—	(480)
Less treasury stock, at cost; 2,009 shares	(1)	—	(1)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	16,718	(17)	16,701

Equity Attributable to Non-controlling interest	4,853	(1,822)	3,031

Total liabilities and shareholders’ equity	$39,222	$3,580	$42,802

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended May 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue:
Exhibition revenue	$8,989	—	8,989
Merchandise and other	2,310	—	2,310
Management fee	111	—	111
Film revenue	50	—	50

Total revenue	11,460	—	11,460
Cost of revenue:
Exhibition costs	4,390	—	4,390
Cost of merchandise sold	798	—	798

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,188	—	5,188

Gross profit	6,272	—	6,272

Operating expenses:
General and administrative	3,936	—	3,936
Depreciation and amortization	914	—	914

Total operating expenses	4,850	—	4,850
Income from operations	1,422	—	1,422
Other income and (expense)
Interest expense	(53)	(57)	(110)
Other income	12		12

Total other expense	(41)	(57)	(98)
Income before income taxes	1,381	(57)	1,324
Income tax expense	112	—	112

Net income	1,269	(57)	1,212
Plus: Net income (loss) attributable to non-controlling interest	(53)	40	(13)

Net income attributable to the shareholders’ of Premier Exhibitions, Inc.	$1,216	$(17)	$1,199

Net income per share:
Basic income per common share	$0.03		$0.03

Diluted income per common share	$0.02		$0.02

Shares used in basic per share calculations	47,938,614		47,938,614

Shares used in diluted per share calculations	49,095,207		49,095,207

Comprehensive income:	$1,222		$1,205

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Cash Flow

(in thousands)

(unaudited)

	Three Months Ended May 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	1,269	(57)	1,212

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	914	—	914
Lease abandonment	(144)	—	(144)
Stock-based compensation	230	—	230
Allowance for doubtful accounts	90	—	90
Amortization of debt discount	—	110	110
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(117)	—	(117)
Increase in merchandise inventory, net of reserve	(301)	—	(301)
(Increase)/decrease in prepaid expenses	95	(44)	51
Increase in other assets	(33)	—	(33)
Decrease in income taxes receivable	196	—	196
Increase in other receivables	(89)	—	(89)
Increase in accounts payable and accrued liabilities	335	—	335
Increase in deferred revenue	31	—	31
Increase in income taxes payable	37	—	37

Total adjustments	1,244	66	1,310

Net cash provided by operating activities	2,513	9	2,522

Cash flows from investing activities:
Purchases of property and equipment	(174)	—	(174)
Decrease in artifacts	22	—	22

Net cash used in investing activities	(152)	—	(152)

Cash flows from financing activities:
Proceeds from option and warrant exercises	136	—	136
Payments on notes payable	(156)	(9)	(165)

Net cash used in financing activities	(20)	(9)	(29)

Effects of exchange rate changes on cash and cash equivalents	6	—	6

Net increase in cash and cash equivalents	2,347	—	2,347
Cash and cash equivalents at beginning of period	2,344	—	2,344

Cash and cash equivalents at end of period	$4,691	$—	$4,691

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20	$—	$20

Cash received during the period for taxes	$(120)	$—	$(120)

Supplemental disclosure of non-cash investing and financing activities:
Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$11,917	$2,534	$14,451

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except share and share data)

(unaudited)

	As Previously
	Reported		Restated
	August 31,	Restatement	August 31,
	2012	Adjustment	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,603	$—	$5,603
Certificates of deposit and other investments	405	—	405
Accounts receivable, net of allowance for doubtful accounts of $325 and $311, respectively	2,554		2,554
Merchandise inventory, net of reserve of $82 and $22, respectively	1,465	—	1,465
Income taxes receivable	110	—	110
Deferred income taxes	44	—	44
Prepaid expenses	5,588	(1,262)	4,326
Other current assets	143	—	143

Total current assets	15,912	(1,262)	14,650

Artifacts owned, at cost	2,953	—	2,953
Salvor’s lien	1	—	1
Property and equipment, net of accumulated depreciation of $15,987 and $14,183 respectively	12,465	(523)	11,942
Exhibition licenses, net of accumulated amortization of $5,567 and $5,470, respectively	2,131	—	2,131
Other receivable, less allowance for doubtful accounts of $387 and $206, respectively	6	—	6
Subrogation rights	250	—	250
Film and gaming assets, net of accumulated amortization of $206 and $175, respectively	3,127	—	3,127
Goodwill	—	250	250
Future rights fees	—	4,380	4,380
Restricted assets	—	3,289	3,289
Long-term development cost	580	—	580

Total Assets	$37,425	$6,134	$43,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,398	$—	4,398
Income taxes payable	122	—	122
Deferred revenue	1,740	—	1,740
Short-term portion of notes payable	4,053	5,519	9,572

Total current liabilities	10,313	5,519	15,832

Long-Term liabilities:
Lease abandonment	2,108	—	2,108
Deferred income taxes	44	—	44
Long-term portion of notes payable	167	2,555	2,722

Total long-term liabilities	2,319	2,555	4,874

Commitment and Contingencies
Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,018,753 and 47,883,927 shares, respectively; outstanding 48,016,744 and 47,881,918 shares, respectively	5	—	5
Additional paid-in capital	53,090	—	53,090
(Accumulated deficit) retained earnings	(32,890)	(98)	(32,988)
Accumulated other comprehensive loss	(478)	—	(478)
Less treasury stock, at cost; 2,009 shares	(1)	—	(1)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	19,726	(98)	19,628

Equity Attributable to Non-controlling interest	5,067	(1,842)	3,225

Total liabilities and shareholders’ equity	$37,425	$6,134	$43,559

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in thousands, except share and per share data)

(unaudited)

	Three Months August 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue:
Exhibition revenue	$10,582	—	10,582
Merchandise and other	2,589	—	2,589
Management fee	250	—	250
Film revenue	9	—	9

Total revenue	13,430	—	13,430
Cost of revenue:
Exhibition costs	4,257	—	4,257
Cost of merchandise sold	985	—	985

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,242	—	5,242

Gross profit	8,188	—	8,188

Operating expenses:
General and administrative	4,236	—	4,236
Depreciation and amortization	817	—	817

Total operating expenses	5,053	—	5,053
Income from operations	3,135	—	3,135
Other income and (expense)
Interest expense	(121)	(101)	(222)
Gain on debt modification	71	—	71
Other income and (expense)	5	—	5

Total other expense	(45)	(101)	(146)
Income before income taxes	3,090	(101)	2,989
Income tax expense	116	—	116

Net income	2,974	(101)	2,873
Plus: Net income (loss) attributable to non-controlling interest	(214)	20	(194)

Net income attributable to the shareholders’ of Premier Exhibitions, Inc.	$2,760	$(81)	$2,679

Net income per share:
Basic income per common share	$0.06		$0.06

Diluted income per common share	$0.06		$0.05

Shares used in basic per share calculations	47,997,541		47,997,541

Shares used in diluted per share calculations	49,058,133		49,058,133

Comprehensive income:	$2,761		$2,680

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in thousands, except share and per share data)

(unaudited)

	Six Months August 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue:
Exhibition revenue	$19,571	—	19,571
Merchandise and other	4,899	—	4,899
Management fee	361	—	361
Film revenue	59	—	59

Total revenue	24,890	—	24,890
Cost of revenue:
Exhibition costs	8,647	—	8,647
Cost of merchandise sold	1,783	—	1,783

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	10,430	—	10,430

Gross profit	14,460	—	14,460

Operating expenses:
General and administrative	8,172	—	8,172
Depreciation and amortization	1,731	—	1,731

Total operating expenses	9,903	—	9,903
Income from operations	4,557	—	4,557
Other income and (expense)
Interest expense	(174)	(158)	(332)
Gain on debt modification	71	—	71
Other income and (expense)	17	—	17

Total other expense	(86)	(158)	(244)
Income before income taxes	4,471	(158)	4,313
Income tax expense	228	—	228

Net income	4,243	(158)	4,085
Plus: Net income (loss) attributable to non-controlling interest	(267)	60	(207)

Net income attributable to the shareholders’ of Premier	$3,976	$(98)	$3,878

Net income per share:
Basic income per common share	$0.08		$0.08

Diluted income per common share	$0.08		$0.08

Shares used in basic per share calculations	47,968,077		47,968,077

Shares used in diluted per share calculations	49,079,563		49,079,563

Comprehensive income:	$3,983		$3,885

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Cash Flow

(in thousands)

(unaudited)

	Six Months Ended August 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$4,243	$(158)	$4,085

Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	1,731	—	1,731
Lease abandonment	(289)	—	(289)
Gain on debt modification	(71)	—	(71)
Stock-based compensation	553	—	553
Amortization of debt discount	—	329	329
Allowance for doubtful accounts	195	—	195
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(1,178)	—	(1,178)
Increase in merchandise inventory, net of reserve	(358)	—	(358)
(Increase)/decrease in prepaid expenses	76	(171)	(95)
Increase in other assets	(55)	—	(55)
Decrease in income taxes receivable	136	—	136
Increase in other receivables	(172)	—	(172)
Decrease in accounts payable and accrued liabilities	(309)	—	(309)
Decrease in deferred revenue	(514)	—	(514)
Increase in income taxes payable	119	—	119

Total adjustments	(136)	158	22

Net cash provided by operating activities	4,107	—	4,107

Cash flows from investing activities:
Purchases of property and equipment	(345)	—	(345)
Acquisition of assets of Exhibit Merchandising, LLC	(125)	—	(125)
Decrease in artifacts	37	—	37

Net cash used in investing activities	(433)	—	(433)

Cash flows from financing activities:
Proceeds from option and warrant exercises	136	—	136
Purchase of treasury stock	(78)	—	(78)
Payments on notes payable	(480)	—	(480)

Net cash used in financing activities	(422)	—	(422)

Effects of exchange rate changes on cash and cash equivalents	7	—	7

Net increase in cash and cash equivalents	3,259	—	3,259
Cash and cash equivalents at beginning of period	2,344	—	2,344

Cash and cash equivalents at end of period	$5,603	$—	$5,603

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42	$—	$42

Cash received during the period for taxes	$(26)	$—	$(26)

Supplemental disclosure of non-cash investing and financing activities:
Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$11,917	$2,534	$14,451

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except share and share data)

(unaudited)

	As Previously
	Reported		Restated
	November 30,	Restatement	November 30,
	2012	Adjustment	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,150	$—	$6,150
Certificates of deposit and other investments	405	—	405
Accounts receivable, net of allowance for doubtful accounts of $325 and $311, respectively	1,672	—	1,672
Merchandise inventory, net of reserve of $82 and $22, respectively	1,367	—	1,367
Income taxes receivable	155	—	155
Deferred income taxes	44	—	44
Prepaid expenses	3,332	(960)	2,372
Other current assets	166	—	166

Total current assets	13,291	(960)	12,331

Artifacts owned, at cost	2,943	—	2,943
Salvor’s lien	1	—	1
Property and equipment, net of accumulated depreciation of $16,893 and $14,183 respectively	11,847	(496)	11,351
Exhibition licenses, net of accumulated amortization of $5,615 and $5,470, respectively	2,083	—	2,083
Other receivable, less allowance for doubtful accounts of $480 and $206, respectively	14	—	14
Subrogation rights	250	—	250
Film and gaming assets, net of accumulated amortization of $319 and $175, respectively	3,015	—	3,015
Goodwill	—	250	250
Future rights fees	—	4,380	4,380
Restricted assets	—	5,680	5,680
Long-term development cost	700	—	700

Total Assets	$34,144	$8,854	$42,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,343	$—	$4,343
Income taxes payable	156	—	156
Deferred revenue	2,090	—	2,090
Short-term portion of capital lease obligations	24	—	24
Short-term portion of notes payable	1,283	8,338	9,621

Total current liabilities	7,896	8,338	16,234

Long-Term liabilities:
Lease abandonment	1,958	—	1,958
Deferred income taxes	44	—	44
Long-term portion of capital lease obligations	89	—	89
Long-term portion of notes payable	166	2,555	2,721

Total long-term liabilities	2,257	2,555	4,812

Commitment and Contingencies
Shareholders’ equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,047,430 and 47,883,927 shares, respectively; outstanding 48,045,421 and 47,881,918 shares, respectively	5	—	5
Additional paid-in capital	53,168	—	53,168
(Accumulated deficit) retained earnings	(33,519)	(299)	(33,818)
Accumulated other comprehensive loss	(478)	—	(478)
Less treasury stock, at cost; 2,009 shares	(1)	—	(1)

Equity Attributable to Shareholders’ of Premier Exhibitions, Inc.	19,175	(299)	18,876

Equity Attributable to Non-controlling interest	4,816	(1,740)	3,076

Total liabilities and shareholders’ equity	$34,144	$8,854	$42,998

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Consolidated Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended November 30, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue:
Exhibition revenue	$5,453	—	5,453
Merchandise and other	2,209	—	2,209
Management fee	250	—	250

Total revenue	7,912	—	7,912
Cost of revenue:
Exhibition costs	3,559	—	3,559
Cost of merchandise sold	863	—	863

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,422	—	4,422

Gross profit	3,490	—	3,490

Operating expenses:
General and administrative	3,304	—	3,304
Depreciation and amortization	918		918

Total operating expenses	4,222	—	4,222
Income from operations	(732)	—	(732)
Other income and (expense)
Interest expense	(112)	(99)	(211)
Gain on debt modification	10	—	10
Other income	3	—	3

Total other expense	(99)	(99)	(198)
Income before income taxes	(831)	(99)	(930)
Income tax expense	49	—	49

Net loss	(880)	(99)	(979)
Plus: Net income (loss) attributable to non-controlling interest	251	(102)	149

Net loss attributable to the shareholders’ of Premier Exhibitions, Inc.	$(629)	$(201)	$(830)

Net loss per share:
Basic loss per common share	$(0.01)		$(0.02)

Diluted loss per common share	$(0.01)		$(0.02)

Shares used in basic per share calculations	48,029,592		48,029,592

Shares used in diluted per share calculations	48,029,592		48,029,592

Comprehensive loss:	$(629)		$(830)

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended November 30, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue:
Exhibition revenue	$25,024	—	25,024
Merchandise revenue	7,108	—	7,108
Management fee	611	—	611
License fee	59	—	59

Total revenue	32,802	—	32,802
Cost of revenue:
Exhibition costs	12,206	—	12,206
Cost of merchandise sold	2,646	—	2,646

Total cost of revenue (exclusive of depreciation and amortization shown separately below)	14,852	—	14,852

Gross profit	17,950	—	17,950

Operating expenses:
General and administrative	11,476	—	11,476
Depreciation and amortization	2,649	—	2,649

Total operating expenses	14,125	—	14,125
Income from operations	3,825	—	3,825
Other income and (expense)
Interest expense	(286)	(257)	(543)
Gain on debt	81	—	81
Other income	20	—	20

Total other expense	(185)	(257)	(442)
Income before income taxes	3,640	(257)	3,383
Income tax expense	277	—	277

Net income	3,363	(257)	3,106
Plus: Net loss attributable to non-controlling interest	(16)	(42)	(58)

Net income attributable to the shareholders’ of Premier Exhibitions, Inc.	$3,347	$(299)	$3,048

Net income per share:
Basic income per common share	$0.07		$0.06

Diluted income per common share	$0.07		$0.06

Shares used in basic per share calculations	47,988,433		47,988,433

Shares used in diluted per share calculations	49,094,927		49,094,927

Comprehensive income:	$3,354		$3,055

Premier Exhibitions, Inc.

Condensed Consolidated Statement of Cash Flow

(in thousands)

(unaudited)

	Nine Months Ended November 30, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$3,363	$(257)	$3,106

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,649	—	2,649
Lease abandonment	(439)	—	(439)
Gain on debt modification	(81)	—	(81)
Stock-based compensation	649	—	649
Amortization of debt discount	—	540	540
Allowance for doubtful accounts	288	—	288
Changes in operating assets and liabilities:
Increase in accounts receivable	(296)	—	(296)
Increase in merchandise inventory, net of reserve	(260)	—	(260)
Increase in prepaid expenses	(69)	(283)	(352)
Increase in other assets	(78)	—	(78)
Increase in long-term development costs	(160)	—	(160)
Decrease in income taxes receivable	91	—	91
Increase in other receivables	(273)	—	(273)
Decrease in deferred revenue	(164)	—	(164)
Decrease in accounts payable and accrued liabilities	(364)	—	(364)
Increase in income taxes payable	153	—	153

Total adjustments	1,646	257	1,903

Net cash provided by operating activities	5,009	—	5,009

Cash flows from investing activities:
Purchases of property and equipment	(545)	—	(545)
Acquisition of Exhibition Merchandise, LLC	(125)	—	(125)
Decrease in artifacts	47	—	47

Net cash used in investing activities	(623)	—	(623)

Cash flows from financing activities:
Proceeds from option and warrant exercises	136	—	136
Purchase of Treasury stock	(96)	—	(96)
Payments on capital leases	(2)	—	(2)
Payments on notes payable	(625)	—	(625)

Net cash used in financing activities	(587)	—	(587)

Effects of exchange rate changes on cash and cash equivalents	7	—	7

Net increase in cash and cash equivalents	3,806	—	3,806
Cash and cash equivalents at beginning of period	2,344	—	2,344

Cash and cash equivalents at end of period	$6,150	$—	$6,150

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52	$—	$52

Cash paid during the period for taxes	$33	$—	$33

Supplemental disclosure of non-cash investing and financing activities:
Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$11,917	$2,534	$14,451

Purchases of property and equipment under capital leases	$115	$—	$115

Note 24—Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property. Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

Note 25—RMS Titanic Sale

Letter of Intent

On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes. The letter of intent is confidential, and is subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent is designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture. While this process is ongoing, the Company’s Board has authorized management to consider, and if appropriate to pursue, other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value. There is no guarantee that a transaction or series of transactions will result from this process.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of February 28, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of February 28, 2013 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of February 28, 2013, our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2013 based on criteria in Internal Control —Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of February 28, 2013 because of the identified control deficiencies related to the recording of the purchase accounting under Accounting Standards Codification 805 “Business Combinations”. These control deficiencies resulted in adjustments for the first three quarters in the year ended February 28, 2013.

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have corrected the identified errors in the manner in which we implement purchase accounting valuations and accounting of these transactions in the financial statements.

We will also enhance the design and operation of our controls related to recording of purchase accounting transactions by improving our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used in computing the purchase accounting conform to accounting principles generally accepted in the United States. We believe we have remediated the material weaknesses that existed at February 28, 2013, and believe that the actions we have taken subsequent to year end will prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements.

We will continue to seek to actively identify, develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls will be met. The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 is: (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2013 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.

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

The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2013.

Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2013

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Restricted Stock Units	Restricted Stock Units	Plans (Excluding Securities
Plan Category	and Warrants (1)	and Warrants	Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,051,896	$2.86	2,109,652
Equity compensation plans not approved by security holders (3)	61,000	$3.38	N/A

Total	2,112,896	$2.87	2,109,652

(1)

Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 1,414,741outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 637,155 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).

(2)	Column (c) shares that may be issued under our 2009 Plan.
(3)

Represents 55,000 outstanding stock option awards made to employees outside pursuant to individual employment agreements and 6,000 warrants to promoters and licensors outside of our 2000 Plan and 2004 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

Schedule II

Valuation and Qualifying Accounts

For the Years Ended February, 28, 2013 and February 29, 2012

(in thousands)

		Additions
	Balance at	Charged to	Charged	Deductions	Balance at
	beginning	costs and	to other	charged to	end of
	of period	expenses	accounts	reserve	period
Year ended February 28, 2013
Allowance for doubtful accounts—accounts receivable	$311	$14	$—	$—	$325
Year ended February 29, 2012
Allowance for doubtful accounts—accounts receivable	$1,044	$(64)	$—	$669	$311
Allowance for doubtful accounts—notes receivable	$425	$—	$—	$425	$—

(b)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By:	/s/ Samuel S. Weiser	Dated: May 29, 2013
Samuel S. Weiser President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Samuel S. Weiser	May 29, 2013
President and Chief Executive Officer (Principal Executive Officer)

/s/ William M. Adams	May 29, 2013
William M. Adams, Director

/s/ Doug Banker	May 29, 2013
Doug Banker, Director

/s/ Ronald C. Bernard	May 29, 2013
Ronald C. Bernard, Director

/s/ Stephen W. Palley	May 29 2013
Stephen W. Palley, Director

/s/ Mark A. Sellers, III	May 29, 2013
Mark A. Sellers, III
Chairman of the Board of Directors

/s/ Bruce D. Steinberg	May 29, 2013
Bruce D. Steinberg, Director

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1	Purchase Agreement		8-K	2.1	04-25-12

2.2	Promissory Note		8-K	2.2	04-25-12

3.1	Articles of Incorporation (Commission File Number 000-24452)		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated October 18, 2012		8-K	3.1	10-19-12

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.5	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.6	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.7	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.8	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.9	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

10.10	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2	12-19-08

10.11	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3	12-19-08

10.12	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.13	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.14#	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.1	10-20-04

10.15#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.2	10-20-04

10.16#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A	06-28-06

10.17#	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1	04-24-09

10.18#	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1	04-29-09

10.19#	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2	04-29-09

10.20	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC		10-K	10.41†	05-27-09

10.21	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.22	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.23	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.24	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.25	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.26#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6	07-10-09

10.27#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.28#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.29#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.30#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.31#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.32#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.33#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.34#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.35#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.36#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice		10-K	10.46	05-14-10

10.37#	Employment Agreement, dated May 11, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.38#	Amended Employment Agreement, dated May 11, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

10.39	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.40	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

10.41#	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11-23-10

10.42#	Separation and Release Agreement, dated January 19, 2011, by and between Premier Exhibitions, Inc. and John A. Stone		8-K	10.1	01-25-11

10.43	Purchase Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.1	05-24-11

10.44	Registration Rights Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.2	05-24-11

10.45	Form of Common Stock Purchase Warrant, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.3	05-24-11

10.46	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.		10-Q/A	10.1	12-09-11

10.47	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20 2011		8-K	10.1	12-23-11

10.48#	Employment Agreement, effective June 27, 2011, by and between the Company and Michael J. Little		8-K	10.1	06-23-11

10.49#	Form of Nonqualified Stock Option Agreement between the Company and Michael J. Little		8-K	10.2	06-23-11

10.50#	Employment Agreement, dated February 14, 2012, by and between the Company and Robert Brandon		8-K	10.1	02-17-12

10.51#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser		8-K	10.1	07-03-12

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.52#	Stock Appreciation Rights Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.2	07-03-12

10.53#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.3	07-03-12

10.54#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman		8-K	10.4	07-03-12

10.55#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended		14A	14A	06-28-12

10.56#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		10-Q	10.2	10-15-12

10.57#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		10-Q	10.3	10-15-12

10.58#	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended		10-Q	10.1	01-10-13

10.59	First Modification Agreement of Exhibition Tour Agreement Ex 2006A between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.1	02-27-13

10.60	Second Modification Agreement of Exhibition Tour Agreement Ex 2006B between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.2	02-27-13

14.1	Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry Bekaert LLP	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Audited carve-out financial statements of Arts and Exhibition, International as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the accompanying notes thereto		8-K/A	99.1	05-23-13

99.2	Unaudited proforma condensed combined financial statements as of February 29, 2012 and for the year ended February 29, 2012 and the accompanying Notes thereto		8-K/A	99.2	05-23-13

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Extension Calculation Linkbase

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

#	Management contract or compensatory plan or arrangement.
†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.
*	Schedules to this exhibit omitted pursuant to Item 601 (b)(2) Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.