Form 10-Q
period 2013-05-31
PREMIER EXHIBITIONS, INC.
filed 2013-07-11
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  000-24452

PREMIER EXHIBITIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3340 Peachtree Road, NE, Suite 900, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

(404) 842-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [x]

The number of shares outstanding of the registrant's common stock on July 8, 2013 was 49,340,980.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MAY 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31,	February 28,
	2013	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,168	$6,393
Certificates of deposit and other investments	406	407
Accounts receivable, net of allowance for doubtful accounts of $325, respectively	1,795	1,370
Merchandise inventory, net of reserve of $25, respectively	1,300	1,205
Deferred income taxes	8	8
Income taxes receivable	282	167
Prepaid expenses	1,298	1,177
Other current assets	270	562
Total current assets	12,527	11,289

Artifacts owned, at cost	2,920	2,933
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $18,056 and $17,333, respectively	8,858	9,280
Exhibition licenses, net of accumulated amortization of $5,712 and $5,664, respectively	1,986	2,034
Film, gaming and other application assets, net of accumulated amortization of $631 and $475, respectively	2,703	2,858
Other receivables, net of allowance for doubtful accounts of $668 and $574, respectively	38	34
Goodwill	250	250
Future rights fees, net of accumulated amortization of $109 and $0, respectively	4,271	4,380
Restricted assets	3,746	3,618
Long-term exhibition costs	864	843
Subrogation rights	250	250
Total Assets	$38,414	$37,770

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,697	$4,146
Income taxes payable	247	175
Deferred revenue	2,154	2,363
Current portion of capital lease obligations	24	24
Current portion of notes payable, net of discount of $185 and $362, respectively	5,152	5,080
Total current liabilities	11,274	11,788

Long-Term liabilities:
Lease abandonment	1,768	1,903
Deferred income taxes	8	8
Long-term portion of capital lease obligations	76	83
Long-term portion of notes payable, net of discount of $380 and $340, respectively	2,629	2,629
Total long-term liabilities	4,481	4,623

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,342,320 and 49,072,364 shares, respectively; outstanding 49,340,311 and 49,070,355 shares, respectively	5	5
Additional paid-in capital	54,058	53,807
Accumulated deficit	(33,945)	(34,916)
Accumulated other comprehensive loss	(471)	(471)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,646	18,424
Equity Attributable to Non-controlling interest	3,013	2,935
Total liabilities and shareholders' equity	$38,414	$37,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2013	2012
Revenue:
Exhibition revenue	$6,847	$8,989
Merchandise and other	1,906	2,310
Management fee	187	111
Licensing fee	-	50
Total revenue	8,940	11,460

Cost of revenue:
Exhibition costs	2,964	4,390
Cost of merchandise sold	683	798
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,647	5,188

Gross profit	5,293	6,272

Operating expenses:
General and administrative	3,370	3,936
Depreciation and amortization	985	914
Contract and legal settlements	(297)	-
Gain on sale of assets	(28)	-
Total operating expenses	4,030	4,850

Income from operations	1,263	1,422

Other income and (expense)
Interest expense	(138)	(110)
Other (expense)/income	(7)	12
Total other expense	(145)	(98)

Income before income taxes	1,118	1,324

Income tax expense	69	112

Net income	1,049	1,212
Less: Net income attributable to non-controlling interest	(78)	(13)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$971	$1,199

Net income per share:
Basic income per common share	$0.02	$0.03
Diluted income per common share	$0.02	$0.02

Shares used in basic per share calculations	49,276,792	47,938,614
Shares used in diluted per share calculations	49,511,868	49,095,207

Comprehensive income:	$971	$1,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,049	$1,212

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	914
Lease abandonment	(135)	(144)
Stock-based compensation	66	230
Allowance for doubtful accounts	94	90
Amortization of debt discount	137	110
Gain on sale of assets	(28)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(425)	(117)
Increase in merchandise inventory, net of reserve	(95)	(301)
(Increase)/decrease in prepaid expenses	(167)	51
(Increase)/decrease in other assets	292	(33)
(Increase)/decrease in income taxes receivable	(115)	196
Increase in other receivables	(98)	(89)
Increase in long-term development costs	(52)	-
Increase/(decrease) in accounts payable and accrued liabilities	(449)	335
Increase/(decrease) in deferred revenue	(209)	31
Increase in income taxes payable	72	37
Total adjustments	(127)	1,310
Net cash provided by operating activities	922	2,522

Cash flows from investing activities:
Purchases of property and equipment	(301)	(174)
Proceeds from disposal of assets	28	-
Decrease in artifacts	12	22
Net cash used in investing activities	(261)	(152)

Cash flows from financing activities:
Proceeds from options and warrants exercised	185	136
Payments on capital lease obligations	(7)	-
Payments on notes payable	(65)	(165)
Net cash provided by (used in) financing activities	113	(29)

Effects of exchange rate changes on cash and cash equivalents	1	6

Net increase in cash and cash equivalents	775	2,347
Cash and cash equivalents at beginning of period	6,393	2,344
Cash and cash equivalents at end of period	$7,168	$4,691

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7	$20
Cash paid (received) during the period for taxes	$112	$(120)
Supplemental disclosure of non-cash investing and financing activities:
Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$-	$14,451
Unrealized loss on marketable securities	$1	$-

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

Our exhibitions tour regularly outside the U.S.  Approximately 2.4% of our revenues and 4.0% of attendance for the three months ended May 31, 2013 compared with 6.5% and 13.1%, respectively, for the three months ended May 31, 2012 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Corporate Structure

Our business has been divided into an exhibition management division and a content division. The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, as well as all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations (exhibition management division). This includes the operation and management of our Bodies, Titanic and Dialog in the Dark exhibitions. PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”. The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce. The Company will operate any such additional properties through its exhibition management subsidiary.

On July 12, 2012 the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand. As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates”. These merchandising rights are operated under our Premier Merchandising, LLC subsidiary which is included in our Exhibition Management segment.

The restructuring of the Company and changes in its management, reflect that Premier has two operating segments – Exhibition Management and Content Management (RMS Titanic”).

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2013, our results of operations for the three months ended May 31, 2013 and 2012 and cash flows for the three months ended May 31, 2013 and 2012.  The data in the consolidated balance sheet as of February 28, 2013 was derived from our audited consolidated balance sheet as of February 28, 2013, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.  Our operating results for the three months ended May 31, 2013 are not necessarily indicative of the operating results that may be expected for future periods or the full fiscal year ending February 28, 2014 (“fiscal 2014”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2013 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2013 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended May 31,
	2013	2012

Numerator:
Net income attributable to shareholders (in thousands)	$971	$1,199

Denominator:
Basic weighted-average shares outstanding	49,276,792	47,938,614
Effect of dilutive stock options and warrants	235,076	1,156,593
Diluted weighted-average shares outstanding	49,511,868	49,095,207

Net income per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.02

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended May 31,
	2013	2012

Warrants	6,000	6,000
Stock options	1,145,032	1,145,032
Total	1,151,032	1,151,032

3.	Total Comprehensive Income

The following table provides a summary of total comprehensive income for the applicable periods (in thousands):

	Three Months Ended May 31,
	2013	2012

Net income attributable to the shareholders of Premier Exhibitions, Inc.	$971	$1,199

Other comprehensive income:
Unrealized loss on marketable securities	(1)	-
Net foreign currency translation gain	1	6
Total comprehensive income	$971	$1,205

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

We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands):

	May 31, 2013	February 28, 2013
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	631	475
Accumulated depreciation	491	421
Expedition costs capitalized, net	$3,386	$3,612

All assets are being depreciated or amortized.  The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets.  The 3D film, 2D documentary, gaming and other application assets are included in Film, gaming and other application assets on the Condensed Consolidated Balance Sheets.

5.	Notes Payable and Capital Lease Obligations

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale.  The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.  Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377 thousand as of the date of the transaction.

On June 29, 2012 the Asset Purchase Agreement was amended to accelerate certain payments to Worldwide.  To induce the Company into this agreement, Worldwide agreed to forgive one payment of $90 thousand.  Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $71 thousand.

On November 26, 2012 the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide.  To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand dollars.  The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company.    Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand.  The final payment of $62 thousand was made to Worldwide in December 2012.

As of May 31, 2013 the short-term portion of the note payable was $64 thousand and the long-term portion was $167 thousand.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was mainly for prepaid licenses and expenses paid by Arts and Exhibition, LLC that were added to the note balance.  The book value of the note was reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the AEI exhibitions and $1.3 million related to the discount of the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012. As of May 31, 2013 the balance sheet reflects the short-term portion of the note payable at $5.1 million and the long-term portion at $2.5 million, including accrued interest.

Capital lease obligations

On October 8, 2012, the Company entered into two capital leases for the use of computer equipment.  The value of the equipment leased was $115 thousand.  Future payments are $2,600 per month for the first three years and $1,700 per month for the final two years of leases.  As of May 31, 2013 the balance sheet reflects the short-term portion of these capital leases at $24 thousand and the long-term portion at $76 thousand

6.	Non-controlling Interest

Arts and Exhibitions International, LLC

As part of its acquisition of AEI, LLC the Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $3.0 million as part of this transaction.  The Company used level 3 inputs based upon Financial Accounting Statement Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM.  The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the three months ended May 31, 2013 and 2012 the net income related to the non-controlling interest in PEM was $78 thousand and $13 thousand, respectively.

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

•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The current balance in the Reserve Fund is $175,199, including interest income.

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

 In August, 2011, the State Department and NOAA resubmitted draft legislation to Congress.  Since that time, RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns.  Recently, the members of the United States Congress have sponsored this revised legislation and it is now making its way through the legislative process. RMST has taken efforts to support the passage of this revised implementing legislation into law.  The Company believes that the passage of this legislation, as modified by RMST, will recognize the Company’s past and future role with regard to the wreck site.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand, of which $175 thousand has been received and the remainder of which is subject to collection.  As of May 31, 2013 a  receivable of $118 thousand, net of an allowance for doubtful accounts of $82 thousand,  is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices.  These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement have been included in the first quarter of fiscal 2014 condensed consolidated statement of operations.

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

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company.  In particular, Marmargar sought four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denied all claims of Marmargar. In its lawsuit, the Company sought a judgment from the Court declaring that the alleged contracts were unenforceable and that the Company did not owe Marmargar any monies. The case was transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar has consented to jurisdiction.  Marmargar filed a counterclaim seeking to enforce the two alleged contracts. On April 4, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.  The expense related to this settlement was recorded in the fourth quarter of fiscal 2013.

Revenue Examinations

As of May 31, 2013, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2013, 2012 and 2011 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

During the year ended February 29, 2012 the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement.  No shares have been issued or sold since that time.

9.	Asset Purchase Agreement and Related Matters

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease.  Our license to exhibit “King Tut II” expired during fiscal 2013. We were notified by the Egyptian government that the license to exhibit “Cleopatra”, originally set to expire during fiscal 2014, would be terminated at the end of fiscal 2013.  In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  The Company will operate any such additional properties under its exhibition management subsidiary.

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

The following table summarizes the allocation of the purchase price of the Arts and Exhibition International, LLC acquisition to the estimated fair values of the assets and liabilities assumed at the date of acquisition (in thousands):

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

10.	Segment Information

The Company has two reportable segments -- Exhibition Management and RMS Titanic.  The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), and Dialog in the Dark exhibitions.  The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship.  In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $218 thousand and $750 thousand for the three months ended May 31, 2013 and 2012, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $633 thousand and $687 thousand reported for the RMS Titanic segment for the three months ended May 31, 2013 and 2012, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services.  The remaining corporate expenses and income taxes are allocated to the Exhibition Management segment.

The following tables reflect the Statements of Operations for the three months ended May 31, 2013 and 2012 by segment (in thousands):

	Three Months Ended May 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	8,940	633	(633)	8,940
Cost of revenue (exclusive of depreciation and amortization)	4,280	-	(633)	3,647
Gross profit	4,660	633	-	5,293

Operating expenses:
General and administrative	3,065	305	-	3,370
Depreciation and amortization	934	51	-	985
Contract and legal settlements	(297)	-	-	(297)
Gain on disposal of property and equipment	(28)	-	-	(28)
Total Operating expenses	3,674	356	-	4,030

Income from operations	986	277	-	1,263

Other expense	(145)	-	-	(145)

Income before income tax	841	277	-	1,118

Income tax expense	53	16	-	69

Net income	788	261	-	1,049
Less: Net income attributable to non-controlling interest	(78)	-	-	(78)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	710	261	-	971

	Three Months Ended May 31, 2012
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$11,460	$687	$(687)	$11,460
Cost of revenue (exclusive of depreciation and amortization)	5,875	-	(687)	5,188
Gross profit	5,585	687	-	6,272

Operating expenses:
General and administrative	3,380	556		3,936
Depreciation and amortization	859	55	-	914
Total Operating expenses	4,239	611	-	4,850

Income from operations	1,346	76	-	1,422

Other expense	(98)	-	-	(98)

Income before income tax	1,248	76	-	1,324

Income tax expense	112	-	-	112

Net income	1,136	76	-	1,212
Less: Net income attributable to non-controlling interest	(13)	-	-	(13)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,123	$76	$-	$1,199

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

	As of
	May 31, 2013	February 28, 2013

Assets:

Exhibition Management	$30,570	$28,926
RMS Titanic	6,867	7,088
Corporate and unallocated	977	1,756
Total assets	$38,414	$37,770

Expenditures for additions to long-lived assets by segment for the three months ended May 31, 2013 and 2012 are reflected in the table below (in thousands):

Capital Expenditures:
	May 31, 2013	May 31, 2012

Exhibition Management	$301	$174
RMS Titanic	-	-
Total capital expenditures	$301	$174

11.	Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property.  Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

12.	RMS Titanic Sale

Letter of Intent

On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes in the Hampton Roads region of Southeastern Virginia. The letter of intent is confidential, and is subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent is designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture. While this process is ongoing, the Company’s Board has authorized management to consider, and if appropriate to pursue, other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value. There is no guarantee that a transaction or series of transactions will result from this process.

13.	Subsequent Events

On June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Samuel S. Weiser, the Company’s Chief Executive Officer.  Pursuant to the amendment the Company will grant Mr. Weiser an option to purchase 150,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the date of grant.  These shares will be issued effective the second day following the release of earnings for the first quarter of 2014.  In addition, Mr. Weiser will be eligible for a bonus of up to 50% of his base salary under the Premier Exhibitions, Inc. Annual Incentive Plan, consistent with other executives of the Company.  The amendment also amends the severance provision in Mr. Weiser’s employment agreement from six months of base salary to twelve months of base salary and provides for a cost of living increase to base salary beginning in fiscal 2014.

Also on June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Michael Little, the Company’s Chief Financial Officer and Chief Operating Officer.  Pursuant to the amendment, the Company will pay Mr. Little a salary of $280,000 per year, increased from $250,000 per year.  The Company will also grant Mr. Little an option to purchase 100,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the date of grant.  These shares will be issued effective the second day following the release of earnings for the first quarter of 2014.

On June 17, 2013 the Company announced that the Board of Directors has authorized a stock repurchase plan pursuant to which the Company may repurchase up to 1.5 million shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation and the efforts of co-sponsors and joint venture participants.  As a result, caution should be taken not to place undue reliance on any such forward-looking statements.  Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.

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

You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013 (“fiscal 2013”), as filed with the Securities and Exchange Commission.  Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.  The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.

Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600.  The Company is a Florida corporation and maintains websites located at www.prxi.com, http://www.rmstitanic.net, http://bodiestheexhibition.com, www.bodiesrevealed.com, www.thetitanicstore.com, http://prxi.com/exhibitions/titanic-the-artifact-exhibition.html, http://prxi.com/exhibitions/titanic-the-experience.html, http://prxi.com/exhibitions/bodies-the-exhibition.html, http://prxi.com/exhibitions/dialog-in-the-dark.html, http://prxi.com/exhibitions/bodies-revealed.html, http://prxi.com/exhibitions/tutankhamun.html, http://prxi.com/exhibitions/real-pirates.html, http://prxi.com/exhibitions/cleopatra.html, http://prxi.com/exhibitions/america-i-am.html.  Information on Premier’s websites are not part of this report.

Corporate Structure and Management

On June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Samuel S. Weiser, the Company’s Chief Executive Officer.  Pursuant to the amendment the Company will grant Mr. Weiser an option to purchase 150,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the date of grant.  These shares will be issued effective the second day following the release of earnings for the first quarter of 2014.  In addition, Mr. Weiser will be eligible for a bonus of up to 50% of his base salary under the Premier Exhibitions, Inc. Annual Incentive Plan, consistent with other executives of the Company.  The amendment also amends the severance provision in Mr. Weiser’s employment agreement from six months of base salary to twelve months of base salary and provides for a cost of living increase to base salary beginning in fiscal 2014.

Also on June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Michael Little, the Company’s Chief Financial Officer and Chief Operating Officer.  Pursuant to the amendment, the Company will pay Mr. Little a salary of $280,000 per year, increased from $250,000 per year.  The Company will also grant Mr. Little an option to purchase 100,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the date of grant.  These shares will be issued effective the second day following the release of earnings for the first quarter of 2014.

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

Our business has been divided into an exhibition management division and a content division.  The content division is the Company’s existing subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site.  These assets include title to all of the recovered artifacts in the Company’s possession, as well as all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

The exhibition management division includes our exhibition operations and merchandising operations.  We formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Dialog in the Dark exhibitions and merchandising related to these exhibits.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

As part of the purchase price for the assets of AEI, 10% of the ownership interest in Premier Exhibition Management LLC was transferred to AEG Live LLC.  This ownership interest is reported as a "non-controlling interest" in our financial statements, and the financials of Premier Exhibition Management LLC are reported on a consolidated basis.

The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC.  This entity has purchased the merchandise rights related to the AEI exhibition properties, and also pursues other exhibition merchandising opportunities.

The restructuring of the Company and changes in its management reflect that Premier has two operating segments – Exhibition Management and Content Management (RMS Titanic).

As of May 31, 2013, our portfolio of exhibitions contains the following:

	Year Ended May 31, 2013
	Stationary	Touring	Total
"Bodies…The Exhibition" and "Bodies Revealed"	3	5	8
"Titanic: The Artifact Exhibiton" and "Titanic: The Experience	3	6	9
"Real Pirates"	-	1	1
Exhibitions under management:
"Real Pirates"	-	1	1
Total Exhibitions	6	13	19

Our touring exhibitions usually span four to six months.  The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia.  In fiscal 2013, our New York, New York location was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. We are currently in negotiations to open a new location in New York City which we hope to open in the fall of fiscal 2014 which would include a “Bodies…The Exhibition” and  a “Titanic: The Experience” exhibition.  In addition, we have leased an exhibition facility in Buena Park, California which will include a “Bodies…The Exhibition and a “Titanic: The Experience” which is scheduled to open in the second quarter of 2014.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2 ½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of May 31, 2013 we had the ability to present 9 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of May 31, 2013 we had the ability to present 8 concurrent human anatomy exhibitions of which 2 sets are being used by S2BN under a Co-promotion agreement.

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

 South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City “Seaport” were closed during the end of October and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Municipal authorities have ordered that the building may not be reopened to the public until the landlord makes the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the months of March 2013 through May 2013, the Company received no revenue at the Seaport.  The revenue earned at the Seaport for the same months of fiscal 2013 was approximately $1.7 million.  The Company will not be resuming operations at the Seaport.

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

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with  assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia.   During the first quarter of fiscal 2014, we presented 9 separate Titanic exhibitions at 10 venues, including “Titanic: The Experience”.

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida.  The Company believes, historically it had not availed itself to  the opportunity associated with the large tourist market in Orlando and seeks to do so through this acquisition.

The Company has supplemented the acquired exhibitry with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  In addition, this exhibition is expected to increase the Company’s penetration into the Orlando market for merchandise sales.

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the first quarter of fiscal 2014, we presented 5 separate Bodies exhibitions at 7 venues.

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

Arts and Exhibitions International, LLC (“AEI”)

On April 20, 2012, we expanded our exhibition portfolio through the purchase of the exhibition business of AEI which gave us the rights to present the following four exhibitions:

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures were under license from Egypt’s Supreme Council of Antiquities and drew record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun's tomb, including King Tut's golden canopic coffinette and the crown found on his head when the tomb was discovered.  Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut's mummy and what it is telling researchers about his life and death. More than nine million visitors attended the exhibition to date.  This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaced in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea.  More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts were on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history. This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

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

The exhibition features more than 200 authentic items recovered from the Whydah – real treasure last touched by real pirates. Ranging from cannons and coins and from the massive ship’s bell to personal items that the pirates wore, visitors are given an unprecedented glimpse into unique economic, political and social circumstances of the early 18th-century Caribbean.

Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  As of May 31, 2013 we have the ability to present 2 concurrent Pirates exhibitions, one of which is under management.

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

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 3 new projects in development.  In November 2013, we plan to open an exhibition at the Franklin Institute in Philadelphia that tells the story of the City of Pompeii, Italy.  Through a license with an agency of the Italian government, the Company can present three Pompeii exhibitions using the artifacts from Pompeii’s ruins.  The Company also has development agreements in place, to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox and an exhibition based on the Emmy Award winning sports science show hosted by John Brenkus and seen on ESPN.

Other Exhibitions

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

We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in Footnote 4 of the financial statements.

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

During fiscal 2012, as additional costs were incurred for assets developed by our vendors, an additional $262 thousand in underwater gear and filming cost was capitalized.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S.  Approximately 2.4% of our revenues and 4.0% of attendance for the three months ended May 31, 2013 compared with 6.5% and 13.1%, respectively, for the three months ended May 31, 2012 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended May 31, 2013 Compared to the Quarter Ended May 31, 2012

An analysis of our condensed consolidated Statements of Operations for the three months ended May 31, 2013 and 2012, with percent changes, follows:

	Three Months Ended May 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$8,940	$11,460	(22.0	) %
Cost of revenue (exclusive of depreciation and amortization)	3,647	5,188	(29.7	) %
Gross profit	5,293	6,272	(15.6	) %
Gross profit as a percent of revenue	59.2%	54.7%

Operating expenses	4,030	4,850	(16.9	) %
Income from operations	1,263	1,422	(11.2	) %

Other expense	(145)	(98)	48.0%

Income before income tax	1,118	1,324	(15.6	) %

Income tax expense	69	112	(38.4	) %
Effective tax rate	6.2%	8.5%

Net income	1,049	1,212	(13.4	) %
Less: Net (income)/ loss attributable to non-controlling interest	(78)	(13)	500.0%
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$971	$1,199	(19.0	) %

Income per share:
Basic income per share	$0.02	$0.03
Diluted income per share	$0.02	$0.02

Revenue.  During the quarter ended May 31, 2013, total revenue decreased by $2.5 million, or 22.0% to $8.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	May 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$6,115	$7,513
Non-refundable license fees for current exhibitions	732	1,476
Total Exhibition revenue	6,847	8,989
Merchandise and Other	1,906	2,310
Management fee	187	111
Licensing fee	-	50
Total Revenue	$8,940	$11,460

Key Non-financial Measurements
Number of venues presented	18	18
Operating days	1,122	1,361
Attendance (in thousands)	546	824
Average attendance per operating day	510	605
Average ticket price at permanent, museums and other locations	$13.62	$15.06
Average retail per attendee	$3.67	$3.12

These key non-financial measurements do not include the AEI properties or merchandise sales

Exhibition revenue decreased by $2.1 million to $6.8 million. During the first quarter of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $1.7 million.  We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 18 exhibitions presented, the Company experienced a decrease in attendance from approximately 824,000 in the first quarter of fiscal 2013 to approximately 546,000 in the first quarter of fiscal 2014. We attribute this decrease in attendance to the closing of the The South Street Seaport in New York City, smaller venues selected in the current fiscal year and last year's 100th anniversary of Titanic.   Revenue from self-run exhibitions was 49.6% of total revenue in the first quarter of fiscal 2014, compared to 69% of revenue for the first quarter of fiscal 2013. These comparisions exclude the AEI portfolio.

Merchandise revenue decreased $0.4 million to $1.9 million for the three months ended May 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the three months ended May 31, 2013, total cost of revenue decreased by $1.5 million, or 29.7%, to $3.6 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2013	May 31, 2012	2013 vs. 2012

Exhibition costs

Production	$58	$147	(60.5	) %
Operating Expenses	1,838	2,481	(25.9	) %
Marketing	1,068	1,762	(39.4	) %
	2,964	4,390	(32.5	) %
Exhibition expense as percent of exhibition revenue	43.3%	48.8%

Cost of merchandise	683	798	(14.4	) %
Cost of merchandise as percent of merchandise revenue	35.8%	34.5%

Total	$3,647	$5,188	(29.7	) %
Cost of revenue as a percent of total revenue	40.8%	45.3%

Exhibition expense decreased from 48.8% of exhibition revenue in the first quarter of 2013 to 43.3% in the first quarter of fiscal 2014 primarily due to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue increased from 34.5% in the first quarter of fiscal 2013 to 35.8% in the first quarter of fiscal 2014 primarily due to higher retail labor cost.

Gross profit.  During the three months ended May 31, 2013, our total gross profit decreased by $1.0 million as we generated a gross profit of $5.3 million compared to $6.3 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenues as outlined above as well as the closure of The South Street Seaport in New York City.

Operating expenses. Our general and administrative expenses decreased by $0.6 million to $3.4 million for the three months ended May 31, 2013 compared to the same period last year.  The decrease is primarily due to a decrease in professional fees.

Our depreciation and amortization expenses increased by  $71 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.

Gain on disposal of property and equipment.  During the first quarter of fiscal 2014 we sold certain property and equipment that was no longer used for a gain of $28 thousand.

Income from operations.  We realized income from operations of $1.3 million in the first quarter of fiscal 2014 as compared to income from operations of $1.4 million for the first quarter of fiscal 2013.  This is mainly lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold, general and administrative expenses and the settlement of a lawsuit as noted in Contract and legal settlements in the condensed consolidated statement of operations.

Other expense. We recognized interest expense of $138 thousand on our notes payable during first quarter of fiscal 2014 as compared to $110 thousand in the first quarter of 2013.

Income tax expense. We recorded income tax expense for the three months ended May 31, 2013 of $69 thousand as compared to $112 thousand in income tax for the same period in the prior year.  The Company has prior operating losses that are being carried forward and mostly offset current taxable income.  The fiscal 2014 and 2013 income tax expense relates primarily to Federal Alternative Minimum Tax.

Net income attributable to non-controlling interest.  This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year.

Net income. We realized net income of $1.0 million for the three months ended May 31, 2013 as compared to net income of $1.2 million for the same period last year.

The Quarter Ended May 31, 2013 Compared to the Quarter Ended May 31, 2012 – Segment results

Exhibition Management

An analysis of operations for our Exhibition Management segment for the three months ended May 31, 2013 and 2012, with percent changes, follows:

	Three Months Ended May 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$8,940	$11,460	(22.0	) %
Cost of revenue (exclusive of depreciation and amortization)	4,280	5,875	(27.1	) %
Gross profit	4,660	5,585	(16.6	) %
Gross profit as a percent of revenue	52.1%	48.7%

Operating expenses	3,674	4,239	(13.3	) %
Income from operations	986	1,346	(26.7	) %

Other expense	(145)	(98)	48.0%

Income before income tax	841	1,248	(32.6	) %

Income tax expense	53	112	(52.7	) %
Effective tax rate	6.3%	9.0%

Net income	788	1,136	(30.6	) %
Less: Net income attributable to non-controlling interest	(78)	(13)	500.0%
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$710	$1,123	(36.8	) %

Revenue.  During the quarter ended May 31, 2013, total revenue decreased by $2.5 million, or 22.0% to $8.9 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	May 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$6,115	$7,513
Non-refundable license fees for current exhibitions	732	1,476
Total Exibition revenue	6,847	8,989
Merchandise and Other	1,906	2,310
Management fee	187	111
Film Revenue	-	50
Total Revenue	$8,940	$11,460

Key Non-financial Measurements
Number of venues presented	18	18
Operating days	1,122	1,361
Attendance (in thousands)	546	824
Average attendance per operating day	510	605
Average ticket price at permanent, museums and other locations	$13.62	$15.06
Average retail per attendee	$3.67	$3.12

These key non-financial measurements do not include the AEI properties or merchandise sales

Exhibition revenue decreased by $2.1 million to $6.8 million. During the first quarter of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $1.7 million.  We do not recognize exhibition revenue or merchandise revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 18 exhibitions presented, the Company experienced a decrease in attendance from approximately 824,000 in the first quarter of fiscal 2013 to approximately 546,000 in the first quarter of fiscal 2014. We attribute this decrease in attendance to the closing of the The South Street Seaport in New York City, smaller venues selected in the current fiscal year and last year's 100th anniversary of Titanic.   Revenue from self-run exhibitions was 49.6% of total revenue in the first quarter of fiscal 2014, compared to 69% of revenue for the first quarter of fiscal 2013. These comparisions exclude the AEI portfolio.

Merchandise revenue decreased $0.4 million to $1.9 million for the three months ended May 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the three months ended May 31, 2013, total cost of revenue decreased by $1.6 million, or 27.1%, to $4.3 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2013	May 31, 2012	2013 vs. 2012

Exhibition costs

Production	$58	$147	(60.5	) %
Operating Expenses	2,471	3,168	(22.0	) %
Marketing	1,068	1,762	(39.4	) %
	3,597	5,077	(29.2	) %
Exhibition expense as percent of exhibition revenue	52.5%	56.5%

Cost of merchandise	683	798	(14.4	) %
Cost of merchandise as percent of merchandise revenue	35.8%	34.5%

Total	$4,280	$5,875	(27.1	) %
Cost of revenue as a percent of total revenue	47.9%	51.3%

Exhibition expense decreased from 56.5% of exhibition revenue in the first quarter of 2013 to 52.5% in the first quarter of fiscal 2014 primarily due to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue increased from 34.5% in the first quarter of fiscal 2013 to 35.8% in the first quarter of fiscal 2014 primarily due to higher retail labor cost.

Gross profit.  During the three months ended May 31, 2013, our total gross profit decreased by $0.9 million as we generated a gross profit of $4.7 million compared to $5.6 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenues as outlined above as well as the closure of The South Street Seaport in New York City.

Operating expenses. Our general and administrative expenses decreased by $0.3 million to $3.1 million for the three months ended May 31, 2013 compared to the same period last year.  The decrease is primarily due to a decrease in professional fees offset partially by a decrease in administrative fees charged to our RMS Titanic segment.

Our depreciation and amortization expenses increased by  $75 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.

Gain on disposal of property and equipment.  During the first quarter of fiscal 2014 we sold certain property and equipment that was no longer used for a gain of $28 thousand.

Income from operations.  We realized income from operations of $1.0 million in the first quarter of fiscal 2014 as compared to income from operations of $1.3 million for the first quarter of fiscal 2013.  This is mainly lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold, general and administrative expenses and the settlement of a lawsuit as noted in Contract and legal settlements in the condensed consolidated statement of operations.

Other expense. We recognized interest expense of $138 thousand on our notes payable during first quarter of fiscal 2014 as compared to $110 thousand in the first quarter of 2013.

Income tax expense. We recorded income tax expense for the three months ended May 31, 2013 of $53 thousand as compared to $112 thousand in income tax for the same period in the prior year.  The Company has prior operating losses that are being carried forward and mostly offset current taxable income.  The fiscal 2014 and 2013 income tax expense relates primarily to Federal Alternative Minimum Tax.

Net income attributable to non-controlling interest.  This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC in the current year.

Net income. We realized net income of $0.7 million for the three months ended May 31, 2013 as compared to net income of $1.1 million for the same period last year.

RMS Titanic

An analysis of operations for our RMS Titanic segment for the three months ended May 31, 2013 and 2012 with percent changes, follows:

	Three Months Ended May 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$633	$687	(7.9	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	-%
Gross profit	633	687	(7.9	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	356	611	(41.7	) %
Income from operations	277	76	264.5%

Income tax expense	16	-	N/A	%

Net income	$261	$76	243.4%

Revenue. During the three months ended May 31, 2013 total revenue decreased by $54 thousand, or 7.9%, to $0.6 million compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the increase in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic related revenues decreased to $6.3 million from $6.9 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 7.9% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended May 31, 2013 decreased 41.7% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic.

Income tax expense. We recorded income tax expense for the three months ended May 31, 2013 of $16 thousand as compared to $0 thousand in income tax for the same period in the prior year.  The Company has prior operating losses that are being carried forward and mostly offset current taxable income.  The fiscal 2014 income tax expense relates to the Federal Alternative Minimum Tax.

Net income.  Income for the three months ended May 31, 2013 was $261 thousand compared to income of $76 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the three months ended May 31, 2013 and 2012:

Selected cash flow information:
	Three Months Ended May 31,
	2013	2012

Net cash provided by operating activities	$923	$2,522
Net cash used in investing activities	(262)	(152)
Net cash (used in) provided by financing activities	113	(29)
Effects of exchange rate changes on cash and cash equivalents	1	6
Net increase and cash equivalents	$775	$2,347

Operating Activities. For the three months ended May 31, 2013, cash provided by operating activities was $0.9 million as compared to $2.5 million in the prior year.  The decrease in cash flow from operating activities is mainly due to the changes in our accounts payable and other liabilities, income tax receivable and accounts receivable.

Investing Activities.    Cash used in investing activities was $0.3 million for the three months ended May 31, 2013 as compared to $0.2 million in the prior year.  Of the cash used in investing activities the majority was used in the purchase of property and equipment of $302 thousand and $174 thousand for the three months ended May 31, 2013 and 2012, respectively.

Financing Activities.  Cash provided by financing activities was $113 thousand for the three months ended May 31, 2013 compared to cash used of $29 thousand for the three months ended May 31, 2012.  Cash provided by financing activities in fiscal 2013 relates to the proceeds from the exercise of stock options partially offset by the repayment of notes payable.  Cash used in financing for the first quarter of fiscal 2013 related to the repayment of notes payable which was largely offset by proceeds related to the exercise of stock options and warrants.

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

●
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

●	enters into any agreement, including, but not limited to, an equity line of credit, whereby it may sell securities at a future determined price.

The Company has also agreed to indemnify LPC against certain losses resulting from its breach of any of its representations, warranties or covenants under the agreements with LPC.

During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement.  No shares have been sold or issued since that time.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2013.

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

Item 1.Legal Proceedings.

There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2013.

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  During the three months ended May 31, 2013, there were no material changes to our Risk Factors.  You should consider carefully the Risk Factors.  If any of these risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.Exhibits.

See Index to Exhibits on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: July 11, 2013	By: /s/ Samuel S. Weiser
Samuel S. Weiser,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 11, 2013	By: /s/ Michael J. Little
Michael J. Little,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.1#	First Amendment to Employment Agreement, effective June 12, 2013 , by and between the Company and Samuel S. Weiser.		8-K		6/17/2013

10.2#	First Amendment to Employment Agreement, effective June 12, 2013 , by and between the Company and Michael J. Little.		8-K		6/17/2013

10.3#	Form of Nonqualified Stock Option Agreement		8-K		6/17/2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2013 and February 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended May 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flow for the three months ended May 31, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensating plan or arrangement.