Form 10-Q
period 2013-08-31
PREMIER EXHIBITIONS, INC.
filed 2013-10-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013
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

The number of shares outstanding of the registrant's common stock on October 7, 2013 was 49,342,987.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED AUGUST 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	August 31, 2013	February 28, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,324	$6,393
Certificates of deposit and other investments	406	407
Accounts receivable, net of allowance for doubtful accounts of $325	1,344	1,370
Merchandise inventory, net of reserve of $25	1,392	1,205
Deferred income taxes	8	8
Income taxes receivable	253	167
Prepaid expenses	2,242	1,177
Other current assets	508	562
Total current assets	11,477	11,289

Artifacts owned, at cost	2,913	2,933
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $18,794 and $17,333, respectively	10,456	9,280
Exhibition licenses, net of accumulated amortization of $5,760 and $5,664, respectively	1,938	2,034
Film, gaming and other application assets, net of accumulated amortization of $788 and $475, respectively	2,546	2,858
Other receivables, net of allowance for doubtful accounts of $735 and $574, respectively	-	34
Goodwill	250	250
Future rights fees, net of accumulated amortization of $219 and $0, respectively	4,161	4,380
Restricted assets	-	3,618
Long-term exhibition costs	829	843
Subrogation rights	250	250
Total Assets	$34,821	$37,770

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,769	$4,146
Income taxes payable	175	175
Deferred revenue	1,797	2,363
Current portion of capital lease obligations	37	24
Current portion of notes payable, net of discount of $192 and $362, respectively	186	5,080
Total current liabilities	6,964	11,788

Long-Term liabilities:
Lease abandonment	1,636	1,903
Deferred income taxes	8	8
Long-term portion of capital lease obligations	81	83
Long-term portion of notes payable, net of discount of $277 and $340, respectively	3,479	2,629
Total long-term liabilities	5,204	4,623

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,343,658 and 49,072,364 shares, respectively; outstanding 49,341,649 and 49,070,355 shares, respectively	5	5
Additional paid-in capital	54,143	53,807
Accumulated deficit	(34,007)	(34,916)
Accumulated other comprehensive loss	(472)	(471)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,668	18,424
Equity Attributable to Non-controlling interest	2,985	2,935
Total liabilities and shareholders' equity	$34,821	$37,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Revenue:
Exhibition revenue	$5,972	$10,582	$12,819	$19,571
Merchandise revenue	1,659	2,589	3,565	4,899
Management fee	188	250	375	361
Licensing fee	-	9	-	59
Total revenue	7,819	13,430	16,759	24,890

Cost of revenue:
Exhibition costs	3,208	4,257	6,172	8,647
Cost of merchandise sold	607	985	1,290	1,783
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	3,815	5,242	7,462	10,430

Gross profit	4,004	8,188	9,297	14,460

Operating expenses:
General and administrative	3,266	4,236	6,636	8,172
Depreciation and amortization	998	817	1,983	1,731
Gain on disposal of assets	(46)	-	(74)	-
Contract and legal settlements	-	-	(297)	-
Total operating expenses	4,218	5,053	8,248	9,903

Income (loss) from operations	(214)	3,135	1,049	4,557

Interest expense	(99)	(222)	(237)	(332)
Gain on debt modification	-	71	-	71
Other income	154	5	147	17

Income (loss) before income taxes	(159)	2,989	959	4,313

Income tax expense (benefit)	(69)	116	-	228

Net income (loss)	(90)	2,873	959	4,085
Less: Net (income)/loss attributable to non-controlling interest	28	(194)	(50)	(207)
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(62)	$2,679	$909	$3,878

Net income (loss) per share:
Basic income (loss) per common share	$0.00	$0.06	$0.02	$0.08
Diluted income (loss) per common share	$0.00	$0.05	$0.02	$0.08

Shares used in basic per share calculations	49,341,009	47,977,541	49,308,901	47,968,077
Shares used in diluted per share calculations	49,341,009	49,058,133	49,503,070	49,079,563

Comprehensive income (loss)	$(63)	$2,680	$908	$3,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income	$959	$4,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,983	1,731
Lease abandonment	(267)	(289)
Gain on debt modification	-	(71)
Stock-based compensation	151	553
Allowance for doubtful accounts	161	195
Amortization of debt discount	232	329
Gain on disposal of assets	(74)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	26	(1,178)
Increase in merchandise inventory, net of reserve	(187)	(358)
Increase in prepaid expenses	(1,130)	(95)
(Increase)/decrease in other assets	54	(55)
(Increase)/decrease in income taxes receivable	(86)	136
Increase in other receivables	(127)	(172)
Increase in long-term development costs	(48)	-
Increase/(decrease) in accounts payable and accrued liabilities	327	(309)
Decrease in deferred revenue	(566)	(514)
Increase in income taxes payable	-	119
Net cash provided by operating activities	449	22
	1,408	4,107
Cash flows from investing activities:
Purchases of property and equipment	(2,612)	(345)
Proceeds from disposal of assets	74	-
Acquisition of assets of Exhibit Merchandising, LLC	-	(125)
Decrease in artifacts	20	37
Net cash used in investing activities	(2,518)	(433)

Cash flows from financing activities:
Proceeds from option and warrant exercises	185	136
Purchase of treasury stock	-	(78)
Payments on capital lease obligations	(15)	-
Payments on notes payable	(130)	(480)
Net cash provided by (used in) financing activities	40	(422)

Effects of exchange rate changes on cash and cash equivalents	1	7

Net increase (decrease) in cash and cash equivalents	(1,069)	3,259
Cash and cash equivalents at beginning of period	6,393	2,344
Cash and cash equivalents at end of period	$5,324	$5,603

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$328	$42
Cash paid during the period for taxes	$156	$(26)
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$2	$-
Assets purchased with notes payable and equity in Premier Management, LLC	$-	$14,451
Purchases of property and equipment under capital leases	$26	$-

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

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 13% of our revenues and 2% of attendance for the three months ended August 31, 2013 compared with 2% and 14%, respectively for the three months ended August 31, 2012 resulted from exhibition activities outside the U.S.   Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations (exhibition management division). This currently includes the operation and management of our Bodies, Titanic, and Real Pirates exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2013, our results of operations for the three and six months ended August 31, 2013 and 2012 and cash flows for the six months ended August 31, 2013 and 2012.  The data in the consolidated balance sheet as of February 28, 2013 was derived from our audited consolidated balance sheet as of February 28, 2013, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions.  Our operating results for the six months ended August 31, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2014 (“fiscal 2014”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2013 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2013 Annual Report on Form 10-K.

Operating Leases

We lease exhibition, warehouse, and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For tenant improvement allowances and rent holidays, we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Numerator:
Net income (loss) attributable to shareholders (in thousands)	$(62)	$2,679	$909	$3,878

Denominator:
Basic weighted-average shares outstanding	49,341,009	47,977,541	49,308,901	47,968,077
Effect of dilutive stock options and warrants	-	1,080,592	194,169	1,111,486
Diluted weighted-average shares outstanding	49,341,009	49,058,133	49,503,070	49,079,563

Net income (loss) per share:
Basic	$0.00	$0.06	$0.02	$0.08
Diluted	$0.00	$0.05	$0.02	$0.08

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Warrants	6,000	6,000	6,000	6,000
Stock options	911,663	1,145,032	361,663	1,145,032
Total	917,663	1,151,032	367,663	1,151,032

3.	Total Comprehensive Income (Loss)

The following table provides a summary of total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(62)	$2,679	$909	$3,878

Other comprehensive income (loss):
Unrealized loss on marketable securities	(1)	-	(2)	-
Net foreign currency translation gain	-	1	1	7
Total comprehensive income (loss)	$(63)	$2,680	$908	$3,885

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

	August 31, 2013	February 28, 2013
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	788	475
Accumulated depreciation	560	421
Expedition costs capitalized, net	$3,160	$3,612

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

On June 29, 2012, the Asset Purchase Agreement was amended to accelerate certain payments to Worldwide.  To induce the Company into this agreement, Worldwide agreed to forgive one payment of $90 thousand.  Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $71 thousand.

On November 26, 2012, the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide.  To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand.  The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company.    Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand.  The final payment of $62 thousand was made to Worldwide in December 2012.

As of August 31, 2013, the short-term portion of the note payable was $0 and the long-term portion was $169 thousand.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note then reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted assets held by the Company. These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms. As of August 31, 2013, the balance sheet reflects the short-term portion of the note payable at $186 thousand and the long-term portion at $3.3 million, including accrued interest.

6.	Capital Stock and Stock-Based Compensation

On June 17, 2013, the Company announced that the Board of Directors has authorized a stock repurchase plan pursuant to which the Company may repurchase up to 1.5 million shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.  As of August 31, 2013 no shares have been repurchased pursuant to the terms of this plan.

On July 13, 2013, the Company’s Chief Executive Officer and President received 150,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended.  These options will vest in equal annual amounts of 50,000 and are exercisable at $1.78 per share.

On July 13, 2013, the Company’s Chief Financial Officer and Chief Operating Officer received 100,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended.  These options will vest in equal annual amounts of 33,333 and are exercisable at $1.78 per share.

The grant price of the stock options is $1.78, with a fair market value at the date of grant of $0.92.   We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.05%, a volatility rate of 68.22%, an annual dividend rate of 0% and an expected term of 4 years, which is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The stock options have an expiration date of July 13, 2018.

Our non-employee directors, employees and consultants are eligible to participate in the 2009 Equity Incentive Plan, which provides for a full range of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, dividend equivalents, and other awards relating to shares of our common stock. The awards are payable in shares, in cash, in a combination of shares and cash, or by any other method determined by our Compensation Committee.

7.	Non-controlling Interest

Arts and Exhibitions International, LLC

As part of its acquisition of AEI the Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $3.0 million at the transaction date.  The Company used level 3 inputs based upon Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to value AEG Live’s interest in PEM.  The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the three and six months ended August 31, 2013, the net income (loss) related to the non-controlling interest in PEM was $(28) thousand and $ 50 thousand, respectively.  During the three and six months ended August 31, 2012, the net income related to the non-controlling interest in PEM was $194 thousand and $207 thousand, respectively.

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

•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The current balance in the Reserve Fund is $200 thousand, including interest income.

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

Other Litigation

On February 26, 2013, the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleges that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claims that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented this year at the Venetian Macau, and which is now being marketed around the world. In the suit, the Company makes claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law.  The Company makes claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act.  The Company has sued for unspecified damages. The case is still in its early stages and the outcome of the case is not readily determinable at this time.

In a related matter, on April 29, 2013, the Company filed suit in the U.S. District Court for the Middle District of Florida, Jacksonville Division against Kingsmen Creatives, LTD, and Kingsmen Exhibits PTE, LTD. Kingsmen Creatives is a publicly traded Singapore based design company and is traded on the Singapore Exchange. Kingsmen Exhibits PTE, LTD. is a wholly-owned subsidiary of Kingsmen Creatives, LTD. and designs exhibition and museum properties.  The Kingsmen companies partnered with Thomas Zaller and his companies in development of their competing Titanic exhibition. The Company alleges that the Kingsmen companies participated in an unlawful conspiracy with Thomas Zaller and his companies which caused injury to the Company.  The Company also made claims against the Kingsmen companies for conversion, misappropriation of trade secrets under Florida law, unjust enrichment, and trade dress violations under the Lanham Act.  The Company sued for unspecified damages. The court recently ruled that it lacked personal jurisdiction over Kingsmen Creatives, LTD and Kingsmen Exhibits PTE, LTD. and dismissed the case.

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen seeks a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also seeks unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. The case is still in its early stages and the outcome of the case is not readily determinable at this time.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand, of which $215 thousand has been received and the remainder of which is subject to collection.  As of August 31, 2013 a receivable of $80 thousand net of allowance for doubtful accounts of $80 thousand is included in the Company’s accounts receivable.

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

Revenue Examinations

As of August 31, 2013, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2013, 2012 and 2011 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

10.	Asset Purchase Agreement and Related Matters

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease.  Our license to exhibit “King Tut II” and “Cleopatra” expired during fiscal 2013. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  These proposed future exhibitions will continue to be the property of the Company after the maturity of the note. The Company will operate any such additional properties under its exhibition management subsidiary.

Pursuant to the Purchase Agreement, Newco purchased the exhibition properties and assets of AEI in exchange for the issuance to AEG of a 10% equity interest in PEM and a non-recourse and non-interest bearing promissory note in the initial principal amount of $14,187,000 and with a maturity date of February 28, 2017 (the “Promissory Note”). While no cash consideration was paid upon the closing of the transaction, the Company incurred approximately $660,000 in transaction related expenses for investment banking, legal, and accounting fees of which $550,000 was recognized in fiscal year 2013 and $110,000 in fiscal year 2012, and, which are included in general and administrative expenses.  Newco has also assumed substantially all of the agreements and obligations associated with the acquired assets arising after the closing date, but AEG will retain the obligation to pay the rights fees that accrue on existing exhibitions, which payments totaled $2.2 million. When AEG paid these fees, the balance of the Promissory Note was increased by the amount of the payments.

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

If the face value of the Promissory Note is paid in full prior to the maturity date, Newco will pay AEG 40% of any additional net revenues derived from operation of the acquired assets thereafter through the maturity date, after deduction of the 10% management fee and the 10% booking fee, if applicable. If the face value of the Promissory Note is not satisfied in full at the maturity date, Newco shall satisfy any shortfall by, at its option, selling some or all of the remaining acquired tangible assets, returning some or all the remaining acquired tangible assets to AEG, or paying the applicable portion of the value of the remaining tangible assets to AEG. However, the intangible assets related to intellectual property acquired as part of the transaction will remain the property of the Company.

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

Transaction – Exhibit Merchandising, LLC

On July 12, 2012, the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand from TIX Corporation and Exhibit Merchandising, LLC. The assets purchased consisted of inventory valued at $25 thousand and fixed assets valued at $100 thousand.

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

Revenue derived from exhibitions presented outside of the U.S. was $1.0 million and $263 thousand for the three months ended August 31, 2013 and 2012, respectively and $1.2 million and $1.0 million for the six months ended August 31, 2013 and 2012, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $493 thousand and $1.1 million reported for the RMS Titanic segment for the three months and six months ended August 31, 2013, respectively and $810 thousand and $1.5 million for the three months and six months ended August 31, 2012, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and six months ended August 31, 2013 and 2012 by segment (in thousands):

	Three Months Ended August 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,819	$493	$(493)	$7,819
Cost of revenue (exclusive of depreciation and amortization)	4,308	-	(493)	3,815
Gross profit	3,511	493	-	4,004

Operating expenses:
General and administrative	2,965	301		3,266
Depreciation and amortization	996	2		998
Gain on disposal of property and equipment	(46)	-	-	(46)
Total Operating expenses	3,915	303	-	4,218

Income (loss) from operations	(404)	190	-	(214)

Other income	55	-	-	55

Income (loss) before income tax	(349)	190	-	(159)

Income tax benefit	(53)	(16)	-	(69)

Net income (loss)	(296)	206	-	(90)
Less: Net loss attributable to non-controlling interest	28	-	-	28
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(268)	$206	$-	$(62)

	Three Months Ended August 31, 2012
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$13,430	$810	$(810)	$13,430
Cost of revenue (exclusive of depreciation and amortization)	6,052	-	(810)	5,242
Gross profit	7,378	810	-	8,188

Operating expenses:
General and administrative	4,128	108	-	4,236
Depreciation and amortization	819	(2)	-	817
Total Operating expenses	4,947	106	-	5,053

Income from operations	2,431	704	-	3,135

Other expense	(146)	-		(146)

Income before income tax	2,285	704	-	2,989

Income tax expense	73	43	-	116

Net income	2,212	661	-	2,873
Less: Net income attributable to non-controlling interest	(194)	-	-	(194)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$2,018	$661	$-	$2,679

	Six Months Ended August 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$16,759	$1,126	$(1,126)	$16,759
Cost of revenue (exclusive of depreciation and amortization)	8,588	-	(1,126)	7,462
Gross profit	8,171	1,126	-	9,297

Operating expenses:
General and administrative	6,030	606		6,636
Depreciation and amortization	1,930	53		1,983
Gain on disposal of property and equipment	(74)	-		(74)
Contract and legal settlements	(297)			(297)
Total Operating expenses	7,589	659	-	8,248

Income from operations	582	467	-	1,049

Other expense	(90)	-	-	(90)

Income before income tax	492	467	-	959

Income tax expense	-	-	-	-

Net income	492	467	-	959
Less: Net income attributable to non-controlling interest	(50)	-	-	(50)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$442	$467	$-	$909

	Six Months Ended August 31, 2012
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$24,890	$1,497	$(1,497)	$24,890
Cost of revenue (exclusive of depreciation and amortization)	11,927	-	(1,497)	10,430
Gross profit	12,963	1,497	-	14,460

Operating expenses:
General and administrative	7,508	664	-	8,172
Depreciation and amortization	1,678	53	-	1,731
Total Operating expenses	9,186	717	-	9,903

Income from operations	3,777	780	-	4,557

Other expense	(244)	-		(244)

Income before income tax	3,533	780	-	4,313

Income tax expense	185	43	-	228

Net income	3,348	737	-	4,085
Less: Net income attributable to non-controlling interest	(207)	-	-	(207)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$3,141	$737	$-	$3,878

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

	As of
	August 31, 2013	February 28, 2013

Exhibition Management	$27,213	$28,926
RMS Titanic	6,651	7,088
Corporate and unallocated	957	1,756
Total assets	$34,821	$37,770

Expenditures for additions to long-lived assets by segment for the six months ended August 31, 2013 and 2012, respectively are reflected in the table below (in thousands):

	Six Months Ended August 31,
	2013	2012

Exhibition Management	$2,612	$345
RMS Titanic	-	-
Total capital expenditures	$2,612	$345

12.	Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property.  Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

13.	Subsequent Events

On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes in the Hampton Roads region of Southeastern Virginia. The letter of intent was confidential, and was subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent was designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture. On October 9, 2013 the Company’s Board terminated the non-binding letter of intent with the Consortium as this group has failed to secure sufficient financing.

The Company’s Board has authorized management to pursue other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value. There is no guarantee that a transaction or series of transactions will result from this process.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein and governmental regulation.  As a result, caution should be taken not to place undue reliance on any such forward-looking statements.  Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.

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

Premier’s principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600.  The Company is a Florida corporation and maintains websites located at www.prxi.com, www.bodiesrevealed.com, www.bodiestheexhibition.com, www.rmstitanic.net, www.thetitanicstore.com, and www.titanictheexperience.com. Information on Premier’s websites is not part of this report.

Corporate Structure and Management

On June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Samuel S. Weiser, the Company’s Chief Executive Officer and President.  Pursuant to the amendment the Company granted Mr. Weiser an option to purchase 150,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, to vest one-third on each of the first three anniversaries of the date of grant.  These options were granted on July 13, 2013.  In addition, Mr. Weiser will be eligible for a bonus of up to 50% of his base salary under the Premier Exhibitions, Inc. Annual Incentive Plan, consistent with other executives of the Company.  The amendment also amends the severance provision in Mr. Weiser’s employment agreement from six months of base salary to twelve months of base salary and provides for a cost of living increase to base salary beginning in fiscal 2014.

Also on June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Michael Little, the Company’s Chief Financial Officer and Chief Operating Officer.  Pursuant to the amendment, the Company will pay Mr. Little a salary of $280,000 per year, increased from $250,000 per year.  The Company also granted Mr. Little an option to purchase 100,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, to vest one-third on each of the first three anniversaries of the date of grant.  These options were granted on July 13, 2013.

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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Real Pirates exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

As of August 31, 2013, our portfolio of exhibitions contains the following:

	Year Ended August 31, 2013
	Stationary	Touring	Total
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience	4	5	9
"Real Pirates"	-	1	1
Exhibitions under management:
"Real Pirates"	-	1	1
Total Exhibitions	7	11	18

Our touring exhibitions usually span four to six months.  The stationary exhibitions are longer-term engagements which are located in New York, New York, Las Vegas, Nevada, Orlando, Florida, and Atlanta, Georgia.  In fiscal 2013, our New York, New York location was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. We are currently in negotiations to open a new location in New York City.  In addition, we have leased an exhibition facility in Buena Park, California which includes a “Bodies…The Exhibition and a “Titanic: The Experience” and which opened in August of 2013.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2 ½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of August 31, 2013, we had the ability to present 9 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of August 31, 2013 we had the ability to present 7 concurrent human anatomy exhibitions of which 1 set is being used by S2BN under a Co-promotion agreement which ends in October 2013.

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.”  Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.

In February 2012, the Company decided to close its Atlanta, Georgia “Dialog in the Dark” exhibition effective March 6, 2012.   Our final remaining Dialog in the Dark exhibition became inactive when our facility at The South Street Seaport was closed due to Hurricane Sandy and subsequent action by governmental authorities and the landlord, and management has decided not to reopen that exhibition.  As of February 28, 2013, we have closed all of our “Dialog in the Dark” exhibitions and have no plans to re-open any “Dialog in the Dark” exhibitions.  In July 2013, the Company reached a termination and settlement agreement with the licensor and will no longer present this exhibition.

 South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City “Seaport” were closed at the end of October 2012 and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building may not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the months of March 2013 through August 2013, the Company received no revenue at the Seaport.  The revenue earned at the Seaport for the three and six months ended August 31, 2012 was approximately $1.7 million and $3.4 million, respectively.  The Company will not be resuming operations at the Seaport.

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

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with  assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia.   During the second quarter of fiscal 2014, we presented 9 separate Titanic exhibitions at 9 venues, including “Titanic: The Experience.”

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida.  Through this acquisition, the Company now has a presence in the large Orlando tourist market.

The Company has supplemented the acquired exhibitry with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  In addition, this exhibition is expected to increase the Company’s penetration into the Orlando market for merchandise sales.

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the second quarter of fiscal 2014, we presented 6 separate Bodies exhibitions at 6 venues.

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

Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  As of August 31, 2013 we had the ability to present 2 concurrent Pirates exhibitions, one of which is under management.

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

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 2 new projects in development.  In November 2013, we plan to open an exhibition at the Franklin Institute in Philadelphia that tells the story of the City of Pompeii, Italy.  Through a license with an agency of the Italian government, the Company can present the Pompeii exhibitions at three total venues using the artifacts from Pompeii’s ruins.  The Company also has development agreements in place, to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.

Other Exhibitions

“Dialog in the Dark”

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.”  Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.   As of February 28, 2013, we have closed all of our “Dialog in the Dark” exhibitions and have no plans to re-open any “Dialog in the Dark” exhibitions.  All assets related to this exhibition were impaired as of February 29, 2012. In July 2013, the Company reached a termination and settlement agreement with the licensor and will no longer present this exhibition.

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

During fiscal 2011, the Company capitalized an additional $3.9 million in costs related to the expedition, comprised of $562 thousand in general management costs and $3.3 million in ship charter costs, underwater gear, and filming costs.  Costs directly related to the 2D documentary, 3D film, 3D exhibitry or gaming and other applications were separately ascribed to the respective assets; additional costs related to all four types of assets were allocated ratably based on the anticipated future revenue associated with the asset, based on the reasonable expectations of management.  Included in these costs is $2.0 million related to agreements with WHOI for optical services and the use of two autonomous underwater vehicles.

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

Merchandising

We earn revenue from the sale of exclusively sourced merchandise, such as apparel, posters, gifts and Titanic-related jewelry (some of which utilizes coal we have recovered from the shipwreck).  In addition, we also publish exhibition catalogs and provide ancillary services such as audio tours and visitor exhibition themed photographs, which are sold at our exhibition gift shops.  We intend to continue to focus on merchandising activities, including increasing our “Self-run” retail model, at all our exhibition locations to increase revenue per attendee and our margins on these sales.

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

On July 12, 2012, the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand.  As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs”, “Cleopatra: The Exhibition” and “Real Pirates.”  These merchandising rights are operated under our Premier Merchandising, LLC subsidiary.

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 13% of our revenues and 2% of attendance for the three months ended August 31, 2013 compared with 2% and 14%, respectively for the three months ended August 31, 2012 resulted from exhibition activities outside the U.S. .  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended August 31, 2013 Compared to the Quarter Ended August 31, 2012

An analysis of our condensed consolidated statements of operations for the three months ended August 31, 2013 and 2012, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2013	August 31, 2012	2013 vs. 2012
	(In thousands except percentages and per share data)

Revenue	$7,819	$13,430	(41.8	) %
Cost of revenue (exclusive of depreciation and amortization)	3,815	5,242	(27.2	) %
Gross profit	4,004	8,188	(51.1	) %
Gross profit as a percent of revenue	51.2%	61.0%

Operating expenses	4,218	5,053	(16.5	) %
Income (loss) from operations	(214)	3,135	(106.8	) %

Other income (expense)	55	(146)	137.7%

Income (loss) before income taxes	(159)	2,989	(105.3	) %

Income tax expense (benefit)	(69)	116	159.5%
Effective tax rate	43.4%	3.9%
Net income (loss)	(90)	2,873	(103.1	) %
Less: Net (income) loss attributable to non-controlling interest	28	(194)	114.4%
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(62)	$2,679	(102.3	) %

Net income (loss) per share:
Basic income (loss) per share	$0.00	$0.06
Diluted net income (loss) per share	$0.00	$0.05

Revenue.  During the quarter ended August 31, 2013, total revenue decreased by $5.6 million, or 41.8% to $7.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$4,714	$9,268
Non-refundable license fees for current exhibitions	1,258	1,314
Total Exhibition revenue	5,972	10,582
Merchandise revenue	1,659	2,589
Management fee	188	250
Licensing fee	-	9
Total Revenue	$7,819	$13,430

Key Non-financial Measurements
Number of venues presented	15	18
Total operating days	1,298	1,598
Total attendance (in 000's)	388	924
Average attendance per day	347	578
Average ticket price at permanent, museums and other locations	$15.21	$14.32
Average retail per attendee	$3.27	$3.21

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $4.6 million to $6.0 million.  During the second quarter of fiscal 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $1.7 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 15 exhibits presented, the Company experienced a corresponding decrease in attendance from 924,000 in the second quarter of fiscal 2013 to 388,000 in the second quarter of fiscal 2014.  We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller venues booked in the current fiscal year and last year’s 100th anniversary of Titanic.   Revenue from self-run exhibitions was 61.7% of total revenue in the second quarter of fiscal 2014, compared to 54.9% of revenue for the second quarter of fiscal 2013. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.9 million to $1.7 million for the three months ended August 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the three months ended August 31, 2013, total cost of revenue decreased by $1.4 million, or 27.2%, to $3.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2013	August 31, 2012	2013 vs. 2012

Exhibition costs

Production	$204	$196	4.1%
Operating Expenses	1,976	2,477	(20.2	) %
Marketing	1,028	1,584	(35.1	) %
	3,208	4,257	(24.6	) %
Exhibition expense as percent of exhibition revenue	53.7%	40.2%

Cost of merchandise	607	985	(38.4	) %
Cost of merchandise as percent of merchandise revenue	36.6%	38.0%

Total	$3,815	$5,242	(27.2	) %
Cost of revenue as a percent of total revenue	48.8%	39.0%

Our exhibition costs of $3.2 million for the three months ended August 31, 2013 decreased by 24.6%, or $1.0 million, compared to the same period last year due mainly to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue decreased from 38.0% in the second quarter of fiscal 2013 to 36.6% in the second quarter of fiscal 2014 primarily due to lower freight and handling costs.

 Gross profit.  During the three months ended August 31, 2013, our total gross profit decreased by $4.2 million as we generated a gross profit of $4.0 million compared to $8.2 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.0 million to $3.3  million for the three months ended August 31, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation expense and professional fees.

Depreciation and amortization expenses increased by $181 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.  Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue.

Gain on disposal of assets.  During the second quarter of fiscal 2014, we received insurance proceeds of $46 thousand related to certain equipment destroyed by Hurricane Sandy.

 Income (loss) from operations.  We realized a loss from operations of $214 thousand in the second quarter of fiscal 2014 as compared to income from operations of $3.1 million for the second quarter of fiscal 2013.  This is mainly due to lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold and general and administrative expenses

Other income (expense).  In the second quarter of fiscal 2014, we recognized the settlement of a property insurance claim.  In addition, we recognized interest expense of $99 thousand on our notes payable during the second quarter of fiscal 2014 as compared to $222 thousand in the second quarter of fiscal 2013.  In the second quarter of fiscal 2013, we also recognized a $71 thousand gain on debt modification.

Income tax expense (benefit). We recorded an income tax benefit for the three months ended August 31, 2013 of $69 thousand as compared to $116 thousand in income tax expense for the same period in the prior year.   The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net (income) loss attributable to non-controlling interest. This represents the income or loss AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income attributable to shareholders of Premier Exhibitions, Inc.  We realized a net loss of $62 thousand for the three months ended August 31, 2013 as compared to net income of $2.7 million for the same period last year.

The Quarter Ended August 31, 2013 Compared to the Quarter Ended August 31, 2012 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended August 31, 2013 and 2012, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$7,819	$13,430	(41.8	) %
Cost of revenue (exclusive of depreciation and amortization)	4,308	6,052	(28.8	) %
Gross profit	3,511	7,378	(52.4	) %
Gross profit as a percent of revenue	44.9%	54.9%

Operating expenses	3,915	4,947	(20.9	) %
Income (loss) from operations	(404)	2,431	(116.6	) %

Other income (expense)	55	(146)	137.7%

Income (loss) before income tax	(349)	2,285	(115.3	) %

Income tax expense (benefit)	(53)	73	172.6%
Effective tax rate	15.2%	3.2%

Net income (loss)	(296)	2,212	(113.4	) %
Less: Net (income) loss attributable to non-controlling interest	28	(194)	(114.4	) %
Net income (loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(268)	$2,018	(113.3	) %

Revenue.  During the quarter ended August 31, 2013, total revenue decreased by $5.6 million, or 41.8% to $7.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$4,714	$9,268
Non-refundable license fees for current exhibitions	1,258	1,314
Total Exhibition revenue	5,972	10,582
Merchandise Revenue	1,659	2,589
Management Fee	188	250
Licensing Fee	-	9
Total Revenue	$7,819	$13,430

Key Non-financial Measurements
Number of venues presented	15	18
Total operating days	1,298	1,598
Total attendance (in 000's)	388	924
Average attendance per day	347	578
Average ticket price at permanent, museums and other locations	$15.21	$14.32
Average retail per attendee	$3.27	$3.21

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $4.6 million to $6.0 million.  During the second quarter of fiscal 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $1.7 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 15 exhibits presented, the Company experienced a corresponding decrease in attendance from 924,000 in the second quarter of fiscal 2013 to 388,000 in the second quarter of fiscal 2014.  We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller venues booked in the current fiscal year and last year’s 100th anniversary of Titanic.   Revenue from self-run exhibitions was 61.7% of total revenue in the second quarter of fiscal 2014, compared to 54.9% of revenue for the second quarter of fiscal 2013. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.9 million to $1.7 million for the three months ended August 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the three months ended August 31, 2013, total cost of revenue decreased by $1.7 million, or 28.8%, to 4.3 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2013	August 31, 2012	2013 vs. 2012

Exhibition costs

Production	$204	$196	4.1%
Operating Expenses	2,469	3,287	(24.9	) %
Marketing	1,028	1,584	(35.1	) %
	3,701	5,067	(27.0	) %
Exhibition expense as percent of exhibition revenue	62.0%	47.9%

Cost of merchandise	607	985	(38.4	) %
Cost of merchandise as percent of merchandise revenue	36.6%	38.0%

Total	$4,308	$6,052	(28.8	) %
Cost of revenue as a percent of total revenue	55.1%	45.1%

Our exhibition costs of $3.7 million for the three months ended August 31, 2013 decreased by 27.0%, or 1.4 million, compared to the same period last year due mainly to a decrease in marketing expense and a decrease in operating expenses because of the closure of the South Street Seaport location due to Hurricane Sandy.   In addition, royalty expense decreased by $317 thousand.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $4.9 million from $8.1 million, royalty expense decreased accordingly.

Cost of merchandise as a percent of merchandise revenue decreased from 38.0% in the second quarter of fiscal 2013 to 36.6% in the second quarter of fiscal 2014 primarily due to lower freight and handling costs.

 Gross profit.  During the three months ended August 31, 2013, our total gross profit decreased by $3.9 million as we generated a gross profit of $3.5 million compared to $7.4 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.2 million to $3.0  million for the three months ended August 31, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation expense and professional fees.

Depreciation and amortization expenses increased by $177 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013. This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.  Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue.

Gain on disposal of assets.  During the second quarter of fiscal 2014, we received insurance proceeds of $46 thousand related to certain equipment destroyed by Hurricane Sandy.

 Income (loss) from operations.  We realized a loss from operations of $404 thousand in the second quarter of fiscal 2014 as compared to income from operations of $2.4 million for the second quarter of fiscal 2013.  This is mainly due to lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold and general and administrative expenses.

Other income (expense).  .  In the second quarter of fiscal 2014, we recognized the settlement of a property insurance claim.  In addition, we recognized interest expense of $99 thousand on our notes payable during the second quarter of fiscal 2014 as compared to $222 thousand in the second quarter of fiscal 2013.  In the second quarter of fiscal 2013, we also recognized a $71 thousand gain on debt modification.

Income tax expense (benefit). We recorded an income tax benefit for the three months ended August 31, 2013 of $53 thousand as compared to $73 thousand in income tax expense for the same period in the prior year.   The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net (income) loss attributable to non-controlling interest. This represents the income or loss AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income (loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $268 thousand for the three months ended August 31, 2013 as compared to net income of $2.0 million for the same period last year.

 RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended August 31, 2013 and 2012 with percent changes, follows:

	Three Months Ended August 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$493	$810	(39.1	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A	%
Gross profit	493	810	(39.1	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	303	106	185.8%
Income before tax	190	704
Income tax expense (benefit)	(16)	43	(137.2	) %
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$206	$661	(68.8	) %

Revenue. During the three months ended August 31, 2013, total revenue decreased by $317 thousand, or 39.1%, to $0.5 million compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $4.9 million from $8.1 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 39.1% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended August 31, 2013 increased 185.8% from the same period in the prior year mainly due to a change in the methodology used to calculate the administrative fee charged to RMS Titanic in the second quarter of fiscal 2013.

Income tax expense (benefit). We recorded income tax benefit for the three months ended August 31, 2013 of $16 thousand as compared to $43 thousand in income tax expense for the same period in the prior year. The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the three months ended August 31, 2013 was $206 thousand compared to income of $661 thousand for the same period in the prior year based on the items discussed above.

 The Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012

An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2013 and 2012, with percent changes, follows:

	August 31, 2013	August 31, 2012	2013 vs. 2012
	(In thousands except percentages and per share data)

Revenue	$16,759	$24,890	(32.7	) %
Cost of revenue (exclusive of depreciation and amortization)	7,462	10,430	(28.5	) %
Gross profit	9,297	14,460	(35.7	) %
Gross profit as a percent of revenue	55.5%	58.1%

Operating expenses	8,248	9,903	(16.7	) %
Income from operations	1,049	4,557	(77.0	) %

Other expense	(90)	(244)	(63.1	) %

Income before income tax	959	4,313	(77.8	) %

Income tax expense	-	228	(100.0	) %
Effective tax rate	0.0%	5.3%
Net income	959	4,085	(76.5	) %
Less: Net income attributable to non-controlling interest	(50)	(207)	(75.8	) %
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$909	$3,878	(76.6	) %

Net income per share:
Basic income per share	$0.02	$0.08
Diluted net income per share	$0.02	$0.08

Revenue.  During the six months ended August 31, 2013, total revenue decreased by $8.1 million, or 32.7% to $16.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$10,829	$16,781
Non-refundable license fees for current exhibitions	1,990	2,790
Total Exhibition revenue	12,819	19,571
Merchandise revenue	3,565	4,899
Management fee	375	361
Licensing fee	-	59
Total Revenue	$16,759	$24,890

Key Non-financial Measurements
Number of venues presented	21	23
Total operating days	2,420	2,959
Total attendance (in 000's)	934	1,748
Average attendance per day	386	591
Average ticket price at permanent, museums and other locations	$14.28	$14.67
Average retail per attendee	$3.42	$3.05

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $6.8 million to $12.8 million.  During the first six months of fiscal 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $3.4 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 21 exhibits presented, the Company experienced a corresponding decrease in attendance from 1,748,000 in the first six months of fiscal 2013 to 934,000 in the first six months of fiscal 2014.  We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller venues booked in the current fiscal year and last year’s 100th anniversary of Titanic.   Revenue from self-run exhibitions was 55.2% of total revenue in the first half of fiscal 2014, compared to 61.3% of revenue for the first half of fiscal 2013. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $1.3 million to $3.6 million for the six months ended August 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the six months ended August 31, 2013, total cost of revenue decreased by $3.0 million, or 28.5%, to $7.5 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2013	August 31, 2012	2013 vs. 2012

Exhibition costs

Production	$262	$343	(23.6	) %
Operating Expenses	3,814	4,958	(23.1	) %
Marketing	2,096	3,346	(37.4	) %
	6,172	8,647	(28.6	) %
Exhibition expense as percent of exhibition revenue	48.1%	44.2%

Cost of merchandise	1,290	1,783	(27.7	) %
Cost of merchandise as percent of merchandise revenue	36.2%	36.4%

Total	$7,462	$10,430	(28.5	) %
Cost of revenue as a percent of total revenue	44.5%	41.9%

Our exhibition costs of $6.2 million for the six months ended August 31, 2013 decreased by 28.6%, or $2.5 million, compared to the same period last year due mainly to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue decreased from 36.4% in the first half of fiscal 2013 to 36.2% in the first half of fiscal 2014 primarily due to lower freight and handling costs.

Gross profit.  During the six months ended August 31, 2013, our total gross profit decreased by $5.2  million as we generated a gross profit of  $9.3 million compared to $14.5 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.5 million to $6.6 million for the six months ended August 31, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation expense and professional fees.

Depreciation and amortization expenses increased by $252 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated. Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue.

Gain on disposal of assets.  During the first half of fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a  gain of $74 thousand.

 Income  from operations.  We realized income from operations of $1.0 million in the first half of fiscal 2014 as compared to income from operations of $4.6 million for the first half of fiscal 2013.  This is mainly due to lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold, general and administrative expenses and the settlement of a lawsuit as noted in Contract and legal settlements in the condensed consolidated statement of operations.

Other expense. We recognized interest expense of $237 thousand on our notes payable during the first half of fiscal 2014 as compared to $332 thousand in the first half of fiscal 2013.   In the second quarter of fiscal 2014, we recognized the settlement of a property insurance claim.  In the first half of fiscal 2013, we also recognized a $71 thousand gain on debt modification.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2013 of $0 thousand as compared to $228 thousand in income tax for the same period in the prior year.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income $0.9 million for the six months ended August 31, 2013 as compared to net income of $3.9 million for the same period last year.

The Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the six months ended August 31, 2013 and 2012, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$16,759	$24,890	(32.7	) %
Cost of revenue (exclusive of depreciation and amortization)	8,588	11,927	(28.0	) %
Gross profit	8,171	12,963	(37.0	) %
Gross profit as a percent of revenue	48.8%	52.1%

Operating expenses	7,589	9,186	(17.4	) %
Income from operations	582	3,777	(84.6	) %

Other expense	(90)	(244)	(63.1	) %

Income before income tax	492	3,533	(86.1	) %

Income tax expense	-	185	(100.0	) %
Effective tax rate	0.0%	5.2%

Net income	492	3,348	(85.3	) %
Less: Net income attributable to non-controlling interest	(50)	(207)	(75.8	) %
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$442	$3,141	(85.9	) %

During the six months ended August 31, 2013, total revenue decreased by $8.1 million, or 32.7% to $16.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2013	2012
Exhibition Revenue
Admissions revenue	$10,829	$16,781
Non-refundable license fees for current exhibitions	1,990	2,790
Total Exhibition revenue	12,819	19,571
Merchandise Revenue	3,565	4,899
Management Fee	375	361
Licensing Fee	-	59
Total Revenue	$16,759	$24,890

Key Non-financial Measurements
Number of venues presented	21	23
Total operating days	2,420	2,959
Total attendance (in 000's)	934	1,748
Average attendance per day	386	591
Average ticket price at permanent, museums and other locations	$14.28	$14.67
Average retail per attendee	$3.42	$3.05

These key non- financial measurements do not include the AEI properties or merchandise sales.

Exhibition revenue decreased by $6.8 million to $12.8 million.  During the first six months of fiscal 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $3.4 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 21 exhibits presented, the Company experienced a corresponding decrease in attendance from 1,748,000 in the first six months of fiscal 2013 to 934,000 in the first six months of fiscal 2014.  We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller venues booked in the current fiscal year and last year’s 100th anniversary of Titanic.   Revenue from self-run exhibitions was 55.2% of total revenue in the first half of fiscal 2014, compared to 61.3% of revenue for the first half of fiscal 2013. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $1.3 million to $3.6 million for the six months ended August 31, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues.

Cost of revenue. During the six months ended August 31, 2013, total cost of revenue decreased by $3.3 million, or 28.0%, to $8.6 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2013	August 31, 2012	2013 vs. 2012

Exhibition costs

Production	$262	$343	(23.6	) %
Operating Expenses	4,940	6,455	(23.5	) %
Marketing	2,096	3,346	(37.4	) %
	7,298	10,144	(28.1	) %
Exhibition expense as percent of exhibition revenue	56.9%	51.8%

Cost of merchandise	1,290	1,783	(27.7	) %
Cost of merchandise as percent of merchandise revenue	36.2%	36.4%

Total	$8,588	$11,927	(28.0	) %
Cost of revenue as a percent of total revenue	51.2%	47.9%

Our exhibition costs of $7.3 million for the six months ended August 31, 2013 decreased by 28.1%, or $2.8 million, compared to the same period last year due mainly to a decrease in marketing expense and a decrease in operating expenses  because of the closure of the South Street Seaport location due to Hurricane Sandy.   In addition, royalty expense decreased by $371 thousand.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $11.3 million from $15.0 million, royalty expense decreased accordingly.

Cost of merchandise as a percent of merchandise revenue decreased from 36.4% in the first half of fiscal 2013 to 36.2% in the first half of fiscal 2014 primarily due to lower freight and handling costs.

 Gross profit.  During the six months ended August 31, 2013, our total gross profit decreased by $4.8 million as we generated a gross profit of $8.2 million compared to $13.0 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.5 million to $6.0 million for the six months ended August 31, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation expense and professional fees.

Depreciation and amortization expenses increased by $252 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated. Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue.

Gain on disposal of assets.  During the first half of fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $74 thousand.

 Income  from operations.  We realized income from operations of $0.6 million in the first half of fiscal 2014 as compared to income from operations of $3.8 million for the first half of fiscal 2013.  This is mainly due to lower exhibition and merchandise revenues partially offset by decreases in costs of goods sold, general and administrative expenses and the settlement of a lawsuit as noted in Contract and legal settlements in the condensed consolidated statement of operations.

Other expense. We recognized interest expense of $237 thousand on our notes payable during the first half of fiscal 2014 as compared to $332 thousand in the first half of fiscal 2013.  In the second quarter of fiscal 2014, we recognized the settlement of a property insurance claim.  In the first half of fiscal 2013, we also recognized a $71 thousand gain on debt modification.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2013 of $0 thousand as compared to $185 thousand in income tax for the same period in the prior year.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income attributable to shareholders of Premier Exhibitions, Inc.  We realized net income of $442 thousand for the six months ended August 31, 2013 as compared to net income of $3.1 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the six months ended August 31, 2013 and 2012 with percent changes, follows:

	Six Months Ended August 31,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$1,126	$1,497	(24.8	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A	%
Gross profit	1,126	1,497	(24.8	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	659	717	(8.1	) %
Income before tax	467	780
Income tax expense	-	43	(100.0	) %
Net income attributable to shareholders of Premier Exhibitions, Inc.	$467	$737	(36.6	) %

Revenue. During the six months ended August 31, 2013, total revenue decreased by $371 thousand, or 24.8%, to $1.1 million compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $11.3 million from $15.0 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 24.8% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the six months ended August 31, 2013 decreased 8.1% from the same period in the prior year mainly due to the decrease in operating expense in the exhibition management segment.  RMS Titanic is allocated a portion of the operating expenses, and since operating expense decreased in the exhibition management segment, RMS Titanic’s allocation correspondingly decreased.

Income tax expense. We recorded income tax expense for the six months ended August 31, 2013 of $0 thousand as compared to $43 thousand in income tax for the same period in the prior year.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the six months ended August 31, 2013 was $467 thousand compared to income of $737 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the six months ended August 31, 2013 and 2012 (in thousands):

Liquidity

Selected cash flow information:

	Six Months Ended August 31, 2013
	2013	2012

Net cash provided by operating activities	$1,408	$4,107
Net cash used in investing activities	(2,518)	(433)
Net cash provided by (used in) financing activities	40	(422)
Effects of exchange rate changes on cash and cash equivalents	1	7
Net increase (decrease) in cash and cash equivalents	$(1,069)	$3,259

Operating Activities.

For the six months ended August 31, 2013, cash provided by operating activities was $1.4 million as compared to $4.1 million in the prior year.  The decrease in cash flow from operating activities is mainly due to the decrease in net income of $3.1 million and the increase in prepaid expenses partially offset by the  change in accounts receivable and accounts payable and accrued liabilities.

Investing Activities.

Cash used in investing activities was $2.5 million for the six months ended August 31, 2013 as compared to $0.4 million in the prior year.  Of the cash used in investing activities the majority was used in the purchase of property and equipment of $2.6 million and $345 thousand for the six months ended August 31, 2013 and 2012, respectively.  For the six months ended August 31, 2013, this was partially offset by proceeds from the disposal of assets of $74 thousand.  In the prior year, cash of $125 thousand was used for the acquisition of the assets of Exhibit Merchandising, LLC.

Financing Activities.

Cash provided financing activities for the six months ended August 31, 2013 was $40 thousand compared to cash used in financing activities of $422 thousand in the prior year.  Cash provided by financing activities relates to proceeds from the exercise of stock options partially offset by the repayment of notes payable.  Cash used in financing activities in the prior year relates to the repayment of notes payable which was partially offset by proceeds related to the exercise of stock options and warrants.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2013 other than the changes noted below.

Eighth Amendment to Lease Agreement

In August 2013, the Company entered into an eighth amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2014. Under this amendment, the square footage leased was increased to 12,874 square feet and the lease term has been extended for an additional forty-one months to May 31, 2017.  Minimum annual rent payments for the remainder of fiscal 2014, and for fiscal 2015, 2016, 2017 and 2018 is $105 thousand, $216 thousand, $332 thousand, $342 thousand and $87 thousand, respectively.

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

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  During the six months ended August 31, 2013, there were no material changes to our Risk Factors.  You should consider carefully the Risk Factors.  If any of these risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits.

See Index to Exhibits on page 45 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 10, 2013	By:	/s/ Samuel S. Weiser
Samuel S. Weiser, President and Chief Executive Officer (Principal Executive Officer)

Dated: October 10, 2013	By:	/s/ Michael J. Little
Michael J. Little, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2013 and February 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flow for the six months ended August 31, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.