Form 10-K/A
period 2013-02-28
PREMIER EXHIBITIONS, INC.
filed 2013-11-12
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment 1

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting the conformed signature of the Principal Financial Officer and Principal Accounting Officer on page 152, which was inadvertently omitted from the initial filing. Except for this correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1⁄2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2013 we had the ability to present 9 concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

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

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1⁄2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2  1⁄2 miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of February 28, 2013 we had the ability to present 9 concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

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

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1⁄2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

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

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6  1⁄2 month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.

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
Samuel S. Weiser President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Samuel S. Weiser	May 29, 2013
President and Chief Executive Officer (Principal Executive Officer)

/s/ William M. Adams	May 29, 2013
William M. Adams, Director

/s/ Doug Banker	May 29, 2013
Doug Banker, Director

/s/ Ronald C. Bernard	May 29, 2013
Ronald C. Bernard, Director

/s/ Stephen W. Palley	May 29 2013
Stephen W. Palley, Director

/s/ Mark A. Sellers, III	May 29, 2013
Mark A. Sellers, III
Chairman of the Board of Directors

/s/ Bruce D. Steinberg	May 29, 2013
Bruce D. Steinberg, Director

/s/ Michael J. Little	May 29, 2013
Michael J. Little, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1	Purchase Agreement		8-K	2.1	04-25-12

2.2	Promissory Note		8-K	2.2	04-25-12

3.1	Articles of Incorporation (Commission File Number 000-24452)		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated October 18, 2012		8-K	3.1	10-19-12

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.5	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.6	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.7	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.8	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.9	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

10.10	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan		8-K	99.2	12-19-08

10.11	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed		8-K	99.3	12-19-08

10.12	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.13	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.14#	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.1	10-20-04

10.15#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)		8-K	10.2	10-20-04

10.16#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		Proxy	App. A	06-28-06

10.17#	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino		8-K	10.1	04-24-09

10.18#	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.1	04-29-09

10.19#	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan		8-K	10.2	04-29-09

10.20	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC		10-K	10.41†	05-27-09

10.21	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.22	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.23	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.24	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.25	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.26#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser		10-Q	10.6	07-10-09

10.27#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.28#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.29#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.30#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.1	09-08-09

10.31#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino		8-K	10.2	09-08-09

10.32#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.33#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone		10-Q	10.6	10.13.09

10.34#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone		10-Q	10.7	10-13-09

10.35#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.36#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice		10-K	10.46	05-14-10

10.37#	Employment Agreement, dated May 11, 2010, by and between the Company and Kris Hart		8-K	10.1	05-13-10

10.38#	Amended Employment Agreement, dated May 11, 2010, by and between the Company and Robert A. Brandon		8-K	10.2	05-13-10

10.39	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.40	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

10.41#	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11-23-10

10.42#	Separation and Release Agreement, dated January 19, 2011, by and between Premier Exhibitions, Inc. and John A. Stone		8-K	10.1	01-25-11

10.43	Purchase Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.1	05-24-11

10.44	Registration Rights Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.2	05-24-11

10.45	Form of Common Stock Purchase Warrant, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC		8-K	10.3	05-24-11

10.46	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.		10-Q/A	10.1	12-09-11

10.47	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20 2011		8-K	10.1	12-23-11

10.48#	Employment Agreement, effective June 27, 2011, by and between the Company and Michael J. Little		8-K	10.1	06-23-11

10.49#	Form of Nonqualified Stock Option Agreement between the Company and Michael J. Little		8-K	10.2	06-23-11

10.50#	Employment Agreement, dated February 14, 2012, by and between the Company and Robert Brandon		8-K	10.1	02-17-12

10.51#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser		8-K	10.1	07-03-12

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.52#	Stock Appreciation Rights Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.2	07-03-12

10.53#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.3	07-03-12

10.54#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman		8-K	10.4	07-03-12

10.55#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended		14A	14A	06-28-12

10.56#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		10-Q	10.2	10-15-12

10.57#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		10-Q	10.3	10-15-12

10.58#	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended		10-Q	10.1	01-10-13

10.59	First Modification Agreement of Exhibition Tour Agreement Ex 2006A between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.1	02-27-13

10.60	Second Modification Agreement of Exhibition Tour Agreement Ex 2006B between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.2	02-27-13

14.1	Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry Bekaert LLP	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Audited carve-out financial statements of Arts and Exhibition, International as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the accompanying notes thereto		8-K/A	99.1	05-23-13

99.2	Unaudited proforma condensed combined financial statements as of February 29, 2012 and for the year ended February 29, 2012 and the accompanying Notes thereto		8-K/A	99.2	05-23-13

101.INS	XBRL Instance Document		10-K	101	05-29-13

101.SCH	XBRL Taxonomy Extension Schema		10-K	101	05-29-13

101.CAL	XBRL Extension Calculation Linkbase		10-K	101	05-29-13

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K	101	05-29-13

101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K	101	05-29-13

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K	101	05-29-13

#	Management contract or compensatory plan or arrangement.
†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.
*	Schedules to this exhibit omitted pursuant to Item 601 (b)(2) Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.