Form 10-Q
period 2013-11-30
PREMIER EXHIBITIONS, INC.
filed 2014-01-14
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
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

The number of shares outstanding of the registrant's common stock on January 10, 2014 was 49,041,031.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	November 30, 2013 (Unaudited)	February 28, 2013
ASSETS

Current assets:
Cash and cash equivalents	$3,996	$6,393
Certificates of deposit and other investments	407	407
Accounts receivable, net of allowance for doubtful accounts of $325, respectively	1,573	1,370
Merchandise inventory, net of reserve of $50 and $25, respectively	1,319	1,205
Deferred income taxes	8	8
Income taxes receivable	243	167
Prepaid expenses	2,323	1,177
Other current assets	348	562
Total current assets	10,217	11,289

Artifacts owned, at cost	2,906	2,933
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $18,979 and $17,333, respectively	9,990	9,280
Exhibition licenses, net of accumulated amortization of $5,808 and $5,664, respectively	1,890	2,034
Film, gaming and other application assets, net of accumulated amortization of $944 and $475, respectively	2,389	2,858
Other receivables, net of allowance for doubtful accounts of $819 and $574, respectively	-	34
Goodwill	250	250
Future rights fees, net of accumulated amortization of $329 and $0, respectively	4,051	4,380
Restricted assets	-	3,618
Long-term exhibition costs	138	843
Subrogation rights	250	250
Total Assets	$32,082	$37,770

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,049	$4,146
Income taxes payable	-	175
Deferred revenue	2,798	2,363
Current portion of capital lease obligations	40	24
Current portion of notes payable, net of discount of $47 and $362, respectively	124	5,080
Total current liabilities	7,011	11,788

Long-Term liabilities:
Lease abandonment	1,559	1,903
Deferred income taxes	8	8
Long-term portion of capital lease obligations	71	83
Long-term portion of notes payable, net of discount of $222 and $340, respectively	1,358	2,629
Total long-term liabilities	2,996	4,623

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 48,987,206 and 49,072,364 shares, respectively; outstanding 48,985,197 and 49,070,355 shares, respectively	5	5
Additional paid-in capital	53,743	53,807
Accumulated deficit	(34,240)	(34,916)
Accumulated other comprehensive loss	(462)	(471)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	19,045	18,424
Equity Attributable to Non-controlling interest	3,030	2,935
Total liabilities and shareholders' equity	$32,082	$37,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Revenue:
Exhibition revenue	$5,003	$5,453	$17,822	$25,024
Merchandise revenue	1,201	2,209	4,766	7,108
Management fee	188	250	563	611
Licensing fee	-	-	-	59
Total revenue	6,392	7,912	23,151	32,802

Cost of revenue:
Exhibition costs	3,565	3,559	9,737	12,206
Cost of merchandise sold	477	863	1,767	2,646
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,042	4,422	11,504	14,852

Gross profit	2,350	3,490	11,647	17,950

Operating expenses:
General and administrative	3,234	3,304	9,870	11,476
Depreciation and amortization	1,085	918	3,068	2,649
Gain on note payable fair market value adjustment	(2,414)	-	(2,414)	-
Write-off of assets	798	-	798	-
(Gain)/loss on disposal of assets	3	-	(71)	-
Contract and legal settlements	-	-	(297)	-
Total operating expenses	2,706	4,222	10,954	14,125

Income/(loss) from operations	(356)	(732)	693	3,825

Interest expense	(66)	(211)	(303)	(543)
Gain on debt modification	-	10	-	81
Other income	71	3	218	20

Income/(loss) before income taxes	(351)	(930)	608	3,383

Income tax expense/(benefit)	(163)	49	(163)	277

Net income/(loss)	(188)	(979)	771	3,106
Less: Net (income)/loss attributable to non-controlling interest	(45)	149	(95)	(58)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(233)	$(830)	$676	$3,048

Net income/(loss) per share:
Basic income/(loss) per common share	$0.00	$(0.02)	$0.01	$0.06
Diluted income/(loss) per common share	$0.00	$(0.02)	$0.01	$0.06

Shares used in basic per share calculations	49,234,187	48,029,592	49,284,177	47,988,433
Shares used in diluted per share calculations	49,234,187	48,029,592	49,433,927	49,094,927

Comprehensive income/(loss)	$(224)	$(830)	$684	$3,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Nine Months Ended November 30,
	2013	2012
Cash flows from operating activities:

Net income	$771	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,068	2,649
Lease abandonment	(344)	(439)
Gain on note payable fair market value adjustment	(2,414)	-
Write-off of assets	798	-
Gain on debt modification	-	(81)
Stock-based compensation	285	649
Allowance for doubtful accounts	245	288
Amortization of debt discount	296	540
Gain on disposal of assets	(71)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(203)	(296)
Increase in merchandise inventory, net of reserve	(114)	(260)
Increase in prepaid expenses	(1,514)	(352)
(Increase)/decrease in other assets	214	(78)
(Increase)/decrease in income taxes receivable	(76)	91
Increase in other receivables	(211)	(273)
(Increase)/decrease in long-term development costs	71	(160)
Decrease in accounts payable and accrued liabilities	(97)	(364)
(Decrease)/increase in deferred revenue	435	(164)
(Decrease)/increase in income taxes payable	(175)	153
Total adjustments	193	1,903
Net cash provided by operating activities	964	5,009

Cash flows from investing activities:
Purchases of property and equipment	(2,970)	(545)
Proceeds from disposal of assets	74	-
Acquisition of assets of Exhibit Merchandising, LLC	-	(125)
Decrease in artifacts	27	47
Net cash used in investing activities	(2,869)	(623)

Cash flows from financing activities:
Proceeds from option and warrant exercises	185	136
Purchases of treasury stock	(534)	(96)
Payments on capital lease obligations	(22)	(2)
Payments on notes payable	(130)	(625)
Net cash used in financing activities	(501)	(587)

Effects of exchange rate changes on cash and cash equivalents	9	7

Net increase/(decrease) in cash and cash equivalents	(2,397)	3,806
Cash and cash equivalents at beginning of period	6,393	2,344
Cash and cash equivalents at end of period	$3,996	$6,150

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$330	$52
Cash paid during the period for taxes	$88	$33
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$1	$-
Assets purchased with notes payable and equity in Premier Management, LLC	$-	$14,451
Purchases of property and equipment under capital leases	$26	$115

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

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 7% of our revenues for the three months ended November 30, 2013 compared with 1% for the three months ended November 30, 2012 resulted from exhibition activities outside the U.S.   Approximately 7% of our revenues for the nine months ended November 30, 2013 compared with 3% for the nine months ended November 30, 2012 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We formed the entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations (exhibition management division). This currently includes the operation and management of our Bodies, Titanic, Real Pirates, and Pompeii exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2013, our results of operations for the three and nine months ended November 30, 2013 and 2012 and cash flows for the nine months ended November 30, 2013 and 2012.  The data in the consolidated balance sheet as of February 28, 2013 was derived from our audited consolidated balance sheet as of February 28, 2013, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions.  Our operating results for the nine months ended November 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2014 (“fiscal 2014”).

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

2.  Income/(Loss) Per Share Data

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

The following table sets forth the computation of basic and diluted net income/(loss) per share.  Since the three month periods ended November 30, 2013 and 2012 resulted in a net loss the impact of dilutive effects of stock options was not added to the weighted average shares.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Numerator:
Net income/(loss) attributable to shareholders (in thousands)	$(233)	$(830)	$676	$3,048

Denominator:
Basic weighted-average shares outstanding	49,234,187	48,029,592	49,284,177	47,988,433
Effect of dilutive stock options and warrants	-	-	149,750	1,106,494
Diluted weighted-average shares outstanding	49,234,187	48,029,592	49,433,927	49,094,927

Net income/(loss) per share:
Basic	$0.00	$(0.02)	$0.01	$0.06
Diluted	$0.00	$(0.02)	$0.01	$0.06

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Warrants	-	6,000	-	6,000
Stock options	911,663	1,145,032	361,663	1,145,032
Total	911,663	1,151,032	361,663	1,151,032

3.  Total Comprehensive Income/(Loss)

The following table provides a summary of total comprehensive income/(loss) for the applicable periods (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(233)	$(830)	$676	$3,048

Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	1	-	(1)	-
Net foreign currency translation gain	8	-	9	7
Total comprehensive income/(loss)	$(224)	$(830)	$684	$3,055

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

	November 30, 2013	February 28, 2013
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	944	475
Accumulated depreciation	603	421
Expedition costs capitalized, net	$2,961	$3,612

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

As of November 30, 2013, the short-term portion of the note payable was $0 and the long-term portion was $172 thousand.  The long-term portion currently payable relates to rental and other arrearages payable on behalf of Worldwide.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note was subsequently reduced by $3.7 million for the amount that is not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted accounts held by the Company.  These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms.  During the third quarter of fiscal 2014, the Company, using Level 3 inputs based upon Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), updated the expected future cash flows of the exhibitions and discounted the cash flows at 7% to estimate the future payment to AEG Live, LLC based upon the note agreement.  As a result of this review, the note payable was reduced by $2.4 million to reflect the updated estimated future payments under the note agreement.  This amount is included in the condensed consolidated statement of comprehensive income/loss as a gain on note payable fair market value adjustment.   In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees are not impaired as of November 30, 2013.  As of November 30, 2013, the balance sheet reflects the short-term portion of the note payable at $124 thousand and the long-term portion at $1.2 million, including accrued interest.

6.   Capital Stock and Stock-Based Compensation

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 1.5 million shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.   As of November 30, 2013, the Company has repurchased 387,307 shares at an average price of $1.31, excluding commissions, pursuant to the terms of this plan.

Our non-employee directors, employees and consultants are eligible to participate in the 2009 Equity Incentive Plan, as Amended, which provides for a full range of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, dividend equivalents, and other awards relating to shares of our common stock. The awards are payable in shares, in cash, in a combination of shares and cash, or by any other method determined by our Compensation Committee.

On July 13, 2013, the Company’s Chief Executive Officer and President received 150,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, pursuant to the terms of employment agreement.  These options will vest in equal annual amounts of 50,000 and are exercisable at $1.78 per share.

On July 13, 2013, the Company’s Chief Financial Officer and Chief Operating Officer received 100,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended pursuant to the terms of employment agreement.  These options will vest in equal annual amounts of 33,333 and are exercisable at $1.78 per share.

The grant price of the stock options is $1.78, with a fair market value at the date of grant of $0.92. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.05%, a volatility rate of 68.22%, an annual dividend rate of 0%, an expected term of 4 years which is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The stock options have an expiration date of July 13, 2018.

On October 11, 2013, the President of Arts and Exhibitions International, LLC and Premier Exhibitions Management, LLC received 41,716 restricted stock units pursuant to the Company’s 2009 Equity Incentive Plan, as Amended, that immediately vested.  These shares were granted in partial payment of a bonus earned pursuant to the President’s employment agreement.  He surrendered 13,537 shares of stock worth approximately $19 thousand to satisfy his tax obligations with respect to the vesting of the restricted stock units issued. These shares were given and surrendered at an average price of $1.37 per share based upon the closing date on the day of vesting.

7.  Non-controlling Interest

Arts and Exhibitions International, LLC

As part of its acquisition of AEI the Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $3.0 million at transaction date.  The Company used Level 3 inputs based upon ASC 820 to value AEG Live’s interest in PEM.  The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the three and nine months ended November 30, 2013, the net income related to the non-controlling interest in PEM was $45 thousand and $95 thousand, respectively.  During the three and nine months ended November 30, 2012, the net income (loss) related to the non-controlling interest in PEM was $(149) thousand and $58 thousand, respectively.

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
•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The current balance in the Reserve Fund is $225 thousand, including interest income.

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

 In August, 2011, the State Department and NOAA resubmitted draft legislation to Congress.  Since that time, RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns.  The proposed legislation has not passed and for now the legislation process has stalled.

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

In a related matter, on April 29, 2013, the Company filed suit in the U.S. District Court for the Middle District of Florida, Jacksonville Division against Kingsmen Creatives, LTD, and Kingsmen Exhibits PTE, LTD. Kingsmen Creatives is a publicly traded Singapore based design company and is traded on the Singapore Exchange. Kingsmen Exhibits PTE, LTD. is a wholly-owned subsidiary of Kingsmen Creatives, LTD. and designs exhibition and museum properties.  The Kingsmen companies partnered with Thomas Zaller and his companies in development of their competing Titanic exhibition. The Company alleges that the Kingsmen companies participated in an unlawful conspiracy with Thomas Zaller and his companies which caused injury to the Company.  The Company also made claims against the Kingsmen companies for conversion, misappropriation of trade secrets under Florida law, unjust enrichment, and trade dress violations under the Lanham Act.  The Company sued for unspecified damages. The court recently ruled that it lacked personal jurisdiction over Kingsmen Creatives, LTD and Kingsmen Exhibits PTE, LTD and dismissed the case.  The Company has filed an appeal of this dismissal, which is pending.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand, of which $215 thousand has been received and the remainder of which is subject to collection.  As of November 30, 2013 a receivable of $118 thousand net of allowance for doubtful accounts of $118 thousand is included in the Company’s accounts receivable.

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

Revenue Examinations

As of November 30, 2013, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2013, 2012 and 2011 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

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

10.   Asset Purchase Agreement and Related Matters

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease.  Our license to exhibit “King Tut II” and “Cleopatra expired during fiscal 2013.  In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  These proposed future exhibitions will continue to be the property of the Company after the maturity of the note.  The Company will operate any such additional properties under its exhibition management subsidiary.

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

Due to the non-recourse nature of the Promissory Note, if the proceeds from the acquired exhibitions and asset sales described above are not sufficient to satisfy the Promissory Note in full on or prior to the maturity date, then none of the Company, PEM or Newco will have any liability with respect to any shortfall.   During the third quarter of fiscal 2014 the Promissory Note was reduced based upon updated cash flow projections.  See Note 5 for further discussions regarding this adjustment.

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

11.   Segment Information

The Company has two reportable segments - Exhibition Management and RMS Titanic.  The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), Dialog in the Dark and Pompeii exhibitions as well as the operation and management of the AEI properties known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”   The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC.   The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship.  In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $461 thousand and $93 thousand for the three months ended November 30, 2013 and 2012, respectively and $1.7 million and $1.1 million for the nine months ended November 30, 2013 and 2012, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $334 thousand and $1.5 million reported for the RMS Titanic segment for the three months and nine months ended November 30, 2013, respectively and $425 thousand and $1.9 million for the three months and nine months ended November 30, 2012, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and nine months ended November 30, 2013 and 2012 by segment (in thousands):

	Three Months Ended November 30, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$6,392	$334	$(334)	$6,392
Cost of revenue (exclusive of depreciation and amortization)	4,376	-	(334)	4,042
Gross profit	2,016	334	-	2,350

Operating expenses:
General and administrative	2,958	276	-	3,234
Depreciation and amortization	1,085	-	-	1,085
Gain on note payable fair market value adjustment	(2,414)	-	-	(2,414)
Write-off of assets	132	666	-	798
Loss on disposal of property and equipment	3	-	-	3
Total Operating expenses	1,764	942	-	2,706

Income/(loss) from operations	252	(608)	-	(356)

Other income	5	-	-	5

Income/(loss) before income tax	257	(608)	-	(351)

Income tax benefit	(108)	(55)	-	(163)

Net income/(loss)	365	(553)	-	(188)
Less: Net income attributable to non-controlling interest	(45)	-	-	(45)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$320	$(553)	$-	$(233)

	Three Months Ended November 30, 2012
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,912	$425	$(425)	$7,912
Cost of revenue (exclusive of depreciation and amortization)	4,847	-	(425)	4,422
Gross profit	3,065	425	-	3,490

Operating expenses:
General and administrative	3,146	158	-	3,304
Depreciation and amortization	892	26	-	918
Total Operating expenses	4,038	184	-	4,222

Income/(loss) from operations	(973)	241	-	(732)

Other expense	(198)	-	-	(198)

Income/(loss) before income tax	(1,171)	241	-	(930)

Income tax expense	15	34	-	49

Net income/(loss)	(1,186)	207	-	(979)
Less: Net loss attributable to non-controlling interest	149	-	-	149
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,037)	$207	$-	$(830)

	Nine Months Ended November 30, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$23,151	$1,460	$(1,460)	$23,151
Cost of revenue (exclusive of depreciation and amortization)	12,964	-	(1,460)	11,504
Gross profit	10,187	1,460	-	11,647

Operating expenses:
General and administrative	8,988	882	-	9,870
Depreciation and amortization	3,015	53	-	3,068
Gain on note payable fair market value adjustment	(2,414)	-	-	(2,414)
Write-off of assets	132	666	-	798
Gain on disposal of property and equipment	(71)	-	-	(71)
Contract and legal settlements	(297)	-	-	(297)
Total Operating expenses	9,353	1,601	-	10,954

Income/(loss) from operations	834	(141)	-	693

Other expense	(85)	-	-	(85)

Income/(loss) before income tax	749	(141)	-	608

Income tax benefit	(108)	(55)	-	(163)

Net income/(loss)	857	(86)	-	771
Less: Net income attributable to non-controlling interest	(95)	-	-	(95)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$762	$(86)	$-	$676

	Nine Months Ended November 30, 2012
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$32,802	$1,922	$(1,922)	$32,802
Cost of revenue (exclusive of depreciation and amortization)	16,774	-	(1,922)	14,852
Gross profit	16,028	1,922	-	17,950

Operating expenses:
General and administrative	10,654	822	-	11,476
Depreciation and amortization	2,570	79	-	2,649
Total Operating expenses	13,224	901	-	14,125

Income from operations	2,804	1,021	-	3,825

Other expense	(442)	-	-	(442)

Income before income tax	2,362	1,021	-	3,383

Income tax expense	200	77	-	277

Net income	2,162	944	-	3,106
Less: Net income attributable to non-controlling interest	(58)	-	-	(58)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$2,104	$944	$-	$3,048

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

	As of
	November 30, 2013	February 28, 2013

Exhibition Management	$25,359	$28,926
RMS Titanic	6,463	7,088
Corporate and unallocated	260	1,756
Total assets	$32,082	$37,770

Expenditures for additions to long-lived assets by segment for the nine months ended November 30, 2013 and 2012, respectively are reflected in the table below (in thousands):

	Nine Months Ended November 30,
	2013	2012

Exhibition Management	$2,970	$392
RMS Titanic	-	153
Total capital expenditures	$2,970	$545

12.  Consignment agreement

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property.  Both the legal form of an ultimate transaction and the use of the proceeds are to be determined by the Board of Directors at a later date.

During the third fiscal quarter of 2014, the Company expensed previously capitalized amounts paid in relation to the consignment agreement as it determined that it is unlikely that a transaction will be closed during the timeframe and with a party that would result in a commission payable to Guernsey’s auction house.

Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in the 3rd quarter of fiscal 2014.  This write-off is included in the condensed consolidated statements of comprehensive income/loss as write-off of assets.

13.  RMS Titanic Sale

On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals (the “Consortium”) working to effect a purchase of the stock of RMS Titanic, Inc., for educational, regional economic development and cultural purposes in the Hampton Roads region of Southeastern Virginia. The letter of intent was confidential, and was subject to the parties negotiating binding purchase agreements, obtaining requisite financing commitments and other approvals. The letter of intent was designed to allow the Consortium the opportunity to secure its financing sources, prepare to handle and house the collection of artifacts and to continue its efforts to establish public and private support for the venture.  On October 9, 2013 the Company’s Board terminated the non-binding letter of intent with the Consortium as this group failed to secure sufficient financing.

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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST) and Real Pirates exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

As of November 30, 2013, our portfolio of touring exhibitions contains the following:

	Stationary	Touring	Total
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience	4	5	9
"Real Pirates"	-	1	1
"One Day in Pompeii"	-	1	1
Exhibitions under management:
"Real Pirates"	-	1	1
Total Exhibitions	7	12	19

Our touring exhibitions usually span four to six months.  As of November 30, 2013, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.  Previously the Company had an additional stationary exhibition in New York, New York which was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. We are currently in negotiations to open a new location in New York City.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2 ½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of November 30, 2013, we had the ability to present 9 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of November 30, 2013, we had the ability to present 7 concurrent human anatomy exhibitions.

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

 South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City “Seaport” were closed at the end of October 2012 and remained closed through fiscal year ending February 28, 2013 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the months of March 2013 through November 2013, the Company received no revenue at the Seaport.  The revenue earned at the Seaport for the three and nine months ended November 30, 2012 was approximately $0.6 million and $4.1 million, respectively.  The Company will not be resuming operations at the Seaport.  The Company is in active discussions to secure a long-term lease alternative space in New York City.

The Company has property and business interruption coverage at the Seaport and has submitted claims for each.  The carrier has denied coverage under both policies, and the Company and the carrier entered into a mediation regarding the coverage decision.  In December 2013, the carrier settled the property claim for $43 thousand.  The amount of potential recovery for the business interruption claims is uncertain at this time, and the Company has not recorded a receivable for insurance proceeds.

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with  assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  Approximately 23 million visitors have attended our Titanic exhibitions at venues throughout the world, including in the United States (“U.S.”), Canada, Czech Republic, Germany, Norway, France, Greece, Japan, Switzerland, Chile, Argentina, China, Mexico, Hungary, South Korea, Spain, Brazil, the United Kingdom, and Australia.   During the third quarter of fiscal 2014, 9 separate Titanic exhibitions were presented at 13 venues, including “Titanic: The Experience.”

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the third quarter of fiscal 2014, 5 separate Bodies exhibitions were presented at 7 venues.

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

“Pompeii: One Day in Pompeii”

During the third fiscal quarter of 2014, the Company, in partnership with the Italian Superintendence for Archaeological Heritage of Naples and Pompeii (SANP), developed a new exhibition on the story of Pompeii that features over 150 authentic artifacts on loan from the Naples National Archaeological Museum through June 2015.

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013. The exhibition will then be presented at the California Science Center in Los Angeles and the Pacific Science Center in Seattle.  The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction.

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures were under license from Egypt’s Supreme Council of Antiquities and drew record-breaking crowds at museums around the world. The exhibition includes an array of possessions unearthed from Tutankhamun's tomb, including King Tut's golden canopic coffinette and the crown found on his head when the tomb was discovered.  Attendees learn about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and view results from the latest scientific testing conducted on King Tut's mummy and what it is telling researchers about his life and death. More than nine million visitors attended the exhibition.  We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaced in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres give visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea.  More than 150 artifacts from Cleopatra’s world represent facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts were on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history. We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

“Real Pirates”

Real Pirates tells the compelling story of the Whydah, the first authenticated pirate shipwreck in U.S. waters, and the stories of the diverse people whose lives converged on the vessel.  Sunk in a fierce storm off the coast of Cape Cod, Massachusetts in April 1717, the Whydah was located in 1984 by underwater explorer Barry Clifford. Many before him tried and failed, and only after decades of tireless searching did Clifford discover the wreck site, which he’s still actively excavating today.

The exhibition features more than 200 authentic items recovered from the Whydah – real treasure last touched by real pirates. Ranging from cannons and coins and from the massive ship’s bell to personal items that the pirates wore, visitors are given an unprecedented glimpse into unique economic, political and social circumstances of the early 18th-century Caribbean.

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  As of November 30, 2013 we had the ability to present 2 concurrent Pirates exhibitions, one of which is under management.

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first black president, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today. We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in March 2013.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 2 new projects in development.  The Company has an option agreement in place, to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.  The Company also has a development agreement in place for an exhibition featuring cases of the Federal Bureau of Investigations.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 7% of our revenues for the three months ended November 30, 2013 compared with 1% for the three months ended November 30, 2012 resulted from exhibition activities outside the U.S.   Approximately 7% of our revenues for the nine months ended November 30, 2013 compared with 3% for the nine months ended November 30, 2012 resulted from exhibition activities outside the U.S.   Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended November 30, 2013 Compared to the Quarter Ended November 30, 2012

An analysis of our condensed consolidated statements of operations for the three months ended November 30, 2013 and 2012, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012
	(In thousands except percentages and per share data)

Revenue	$6,392	$7,912	(19.2	) %
Cost of revenue (exclusive of depreciation and amortization)	4,042	4,422	(8.6	) %
Gross profit	2,350	3,490	(32.7	) %
Gross profit as a percent of revenue	36.8%	44.1%

Operating expenses	2,706	4,222	(35.9	) %
Loss from operations	(356)	(732)	51.4%

Other income/(expense)	5	(198)	102.5%

Loss before income taxes	(351)	(930)	62.3%

Income tax expense/(benefit)	(163)	49	432.7%
Effective tax rate	46.4%	-5.3%
Net loss	(188)	(979)	80.8%
Less: Net (income)/loss attributable to non-controlling interest	(45)	149	130.2%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(233)	$(830)	71.9%

Net loss per share:
Basic and diluted loss per share	$0.00	$(0.02)

Revenue.  During the quarter ended November 30, 2013, total revenue decreased by $1.5 million, or 19.2% to $6.4 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended November 30
	2013	2012
Exhibition Revenue
Admissions revenue	$4,274	$4,876
Non-refundable license fees	729	577
Total Exhibition revenue	5,003	5,453
Merchandise revenue	1,201	2,209
Management fee	188	250
Total Revenue	$6,392	$7,912

Key Non-financial Measurements
Total number of exhibitions presented	23	26
Semi-permanent exhibitions presented	7	7
Partner exhibitions presented	10	18
Exhibitions rented to promoters or museums	6	1
Total operating days for semi-permanent, partner and rented exhibitions	1,170	1,246
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	304	497
Average attendance per day for semi-permanent and partner presented exhibitions	298	399
Average ticket price for semi-permanent and partner presented exhibitions	$16.08	$16.00
Average retail per attendee for semi-permanent and partner presented exhibitions	$3.25	$3.54

Semi permanent exhibitions:
Total operating days	635	546
Total attendance (in 000's)	200	178
Average attendance per day	315	327
Average ticket price	$19.26	$22.99
Average retail per attendee	$3.23	$3.54

These key non- financial measurements do not include the exhibitions under management.

Historical Statistics	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012

Total number of exhibitions presented	23	16	19	16	26
Semi-permanent exhibitions presented	7	7	5	5	7
Partnered exhibitions presented	10	7	12	10	18
Exhibitions rented to promoters or museums	6	2	2	1	1
Total operating days for semi-permanent, partner and rented exhibitions	1,170	1,298	1,122	1,150	1,246
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	304	388	546	459	497
Average attendance per day for semi-permanent and partnered exhibitions presented	298	347	510	399	399
Average ticket price for semi-permanent and partnered exhibitions presented	$16.08	$15.21	$13.62	$14.62	$16.00
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.25	$3.33	$3.67	$3.03	$3.54

Semi-permanent exhibitions:
Total operating days	635	522	460	448	546
Total attendance (in 000's)	200	194	172	135	178
Average attendance per day	315	372	374	302	327
Average ticket price	$19.26	$21.42	$21.90	$22.53	$22.99
Average retail per attendee	$3.23	$3.86	$3.75	$3.61	$3.54

These key non-financial measurements do not include the exhibitions under management

Exhibition revenue decreased by $450 thousand to $5.0 million. During the third quarter of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $600 thousand.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 23 exhibits presented, the Company experienced a corresponding decrease in attendance from 497 thousand in the third quarter of fiscal 2013 to 304 thousand in the third quarter of fiscal 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, and the increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums attendance do not transmit their attendance to us thus it is not included in our attendance numbers.   Revenue from self-run exhibitions was 70.5% of total revenue in the third quarter of fiscal 2014, compared to 58.1% of revenue for the third quarter of fiscal 2013.  These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $1.0 million to $1.2 million for the three months ended November 30, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013.

Cost of revenue. During the three months ended November 30, 2013, total cost of revenue decreased by $380 thousand, or 8.6%, to $4.0 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012

Exhibition costs

Production	$142	$198	(28.3	) %
Operating Expenses	2,219	2,485	(10.7	) %
Marketing	1,204	876	37.4%
	3,565	3,559	0.2%
Exhibition expense as percent of exhibition revenue	71.3%	65.3%

Cost of merchandise	477	863	(44.7	) %
Cost of merchandise as percent of merchandise revenue	39.7%	39.1%

Total	$4,042	$4,422	(8.6	) %
Cost of revenue as a percent of total revenue	63.2%	55.9%

Our exhibition costs of $3.6 million for the three months ended November 30, 2013 increased by 0.2%, or $6 thousand, compared to the same period last year due primarily to an increase in marketing expenses, resulting mainly from one venue in which we were responsible for marketing costs, only partially offset by a decrease in operating expense mainly due to the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue increased from 39.1% in the third quarter of fiscal 2013 to 39.7% in the third quarter of fiscal 2014.

 Gross profit.  During the three months ended November 30, 2013, our total gross profit decreased by $1.1 million as we generated a gross profit of $2.4 million compared to $3.5 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $70 thousand to $3.2 million for the three months ended November 30, 2013 compared to the same period last year.  The decrease is primarily due to a decrease salaries and wages and stock compensation expenses that was largely offset by an increase in professional fees.

Depreciation and amortization expenses increased by $167 thousand due primarily to the new assets that are being depreciated related to our Buena Park venue and Pompeii exhibition.

We recognized a gain on note payable fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation the note payable was reduced by $2.4 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

During the three months ended November 30, 2013, we wrote-off assets of $798 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

Loss from operations.  We realized loss from operations of $0.4 million in the third quarter of fiscal 2014 as compared to a loss from operations of $0.7 million for the third quarter of fiscal 2013.

Other income/(expense).  We recognized interest expense of $66 thousand on our notes payable during the third quarter of fiscal 2014 as compared to $211 thousand in the third quarter of fiscal 2013.

Income tax expense/(benefit). We recorded an income tax benefit of $163 thousand for the three months ended November 30, 2013 as compared to income tax expense of $49 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.   The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax. The Company has prior operating losses that are being carried forward and mostly offset current taxable income.

Net income/(loss) attributable to non-controlling interest. This represents the income or loss AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net loss attributable to shareholders of Premier Exhibitions, Inc.  We realized a net loss of $233 thousand for the three months ended November 30, 2013 as compared to $830 thousand for the same period last year.

The Quarter Ended November 30, 2013 Compared to the Quarter Ended November 30, 2012 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended November 30, 2013 and 2012, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$6,392	$7,912	(19.2	) %
Cost of revenue (exclusive of depreciation and amortization)	4,376	4,847	(9.7	) %
Gross profit	2,016	3,065	(34.2	) %
Gross profit as a percent of revenue	31.5%	38.7%

Total Operating expenses	1,764	4,038	(56.3	) %
Income/(loss) from operations	252	(973)	(125.9	) %

Other income/(expense)	5	(198)	(102.5	) %

Income(loss) before income tax	257	(1,171)	121.9%

Income tax expense/(benefit)	(108)	15	820.0%
Effective tax rate	-42.0%	-1.3%

Net income/(loss)	365	(1,186)	130.8%
Less: Net (income)/loss attributable to non-controlling interest	(45)	149	130.2%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$320	$(1,037)	130.9%

Revenue.  During the quarter ended November 30, 2013, total revenue decreased by $1.5 million, or 19.2% to $6.4 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended November 30
	2013	2012
Exhibition Revenue
Admissions revenue	$4,274	$4,876
Non-refundable license fees	729	577
Total Exhibition revenue	5,003	5,453
Merchandise revenue	1,201	2,209
Management fee	188	250
Total Revenue	$6,392	$7,912

Key Non-financial Measurements
Total number of exhibitions presented	23	26
Semi-permanent exhibitions presented	7	7
Partner exhibitions presented	10	18
Exhibitions rented to promoters or museums	6	1
Total operating days for semi-permanent, partner and rented exhibitions	1,170	1,246
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	304	497
Average attendance per day for semi-permanent and partner presented exhibitions	298	399
Average ticket price for semi-permanent and partner presented exhibitions	$16.08	$16.00
Average retail per attendee for semi-permanent and partner presented exhibitions	$3.25	$3.54

Semi permanent exhibitions:
Total operating days	635	546
Total attendance (in 000's)	200	178
Average attendance per day	315	327
Average ticket price	$19.26	$22.99
Average retail per attendee	$3.23	$3.54

These key non- financial measurements do not include the exhibitions under management.

Historical Statistics	Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012

Total number of exhibitions presented	23	16	19	16	26
Semi-permanent exhibitions presented	7	7	5	5	7
Partnered exhibitions presented	10	7	12	10	18
Exhibitions rented to promoters or museums	6	2	2	1	1
Total operating days for semi-permanent, partner and rented exhibitions	1,170	1,298	1,122	1,150	1,246
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	304	388	546	459	497
Average attendance per day for semi-permanent and partnered exhibitions presented	298	347	510	399	399
Average ticket price for semi-permanent and partnered exhibitions presented	$16.08	$15.21	$13.62	$14.62	$16.00
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.25	$3.33	$3.67	$3.03	$3.54

Semi-permanent exhibitions:
Total operating days	635	522	460	448	546
Total attendance (in 000's)	200	194	172	135	178
Average attendance per day	315	372	374	302	327
Average ticket price	$19.26	$21.42	$21.90	$22.53	$22.99
Average retail per attendee	$3.23	$3.86	$3.75	$3.61	$3.54

These key non-financial measurements do not include the exhibitions under management

Exhibition revenue decreased by $450 thousand to $5.0 million.   During the third quarter of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $600 thousand.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 23 exhibits presented, the Company experienced a corresponding decrease in attendance from 497 thousand in the third quarter of fiscal 2013 to 304 thousand in the third quarter of fiscal 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, and the increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums attendance do not transmit their attendance to us thus it is not included in our attendance numbers.   Revenue from self-run exhibitions was 70.5% of total revenue in the third quarter of fiscal 2014, compared to 58.1% of revenue for the third quarter of fiscal 2013.  These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $1.0 million to $1.2 million for the three months ended November 30, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013.

Cost of revenue. During the three months ended November 30, 2013, total cost of revenue decreased by $471 thousand, or 9.7%, to $4.4 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012

Exhibition costs

Production	$142	$198	(28.3	) %
Operating Expenses	2,553	2,910	(12.3	) %
Marketing	1,204	876	37.4%
	3,899	3,984	(2.1	) %
Exhibition expense as percent of exhibition revenue	77.9%	73.1%

Cost of merchandise	477	863	(44.7	) %
Cost of merchandise as percent of merchandise revenue	39.7%	39.1%

Total	$4,376	$4,847	(9.7	) %
Cost of revenue as a percent of total revenue	68.5%	61.3%

Our exhibition costs of $3.9 million for the three months ended November 30, 2013 decreased by 2.1%, or $85 thousand, compared to the same period last year as the increase in marketing expense, resulting mainly from one venue in which we were responsible for marketing costs, was largely offset by a decrease in operating expenses because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue increased from 39.1% in the third quarter of fiscal 2013 to 39.7% in the third quarter of fiscal 2014.

 Gross profit.  During the three months ended November 30, 2013, our total gross profit decreased by $1.0 million as we generated a gross profit of $2.0 million compared to $3.0 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $188 thousand to $3.0 million for the three months ended November 30, 2013 compared to the same period last year.  The decrease is primarily due to a decrease salaries and wages and stock compensation expenses that was largely offset by an increase in professional fees.

Depreciation and amortization expenses increased by $193 thousand due primarily to the new assets that are being depreciated related to our Buena Park venue and Pompeii exhibition.

We recognized a gain on note payable fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation the note payable was reduced by $2.4 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

During the three months ended November 30, 2013, we wrote-off assets of $132 thousand.  This write-off represents assets long-term development costs related to an exhibition that was under development but terminated by the Company.

Income/(loss) from operations.  We realized income from operations of $0.3 million in the third quarter of fiscal 2014 as compared to a loss from operations of $1.0 million for the third quarter of fiscal 2013.

Other Income (expense). We recognized interest expense of $66 thousand on our notes payable during the third quarter of fiscal 2014 as compared to $211 thousand in the third quarter of fiscal 2013.

Income tax expense/(benefit). We recorded an income tax benefit for the three months ended November 30, 2013 of $108 thousand as compared to income tax expense of $15 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.   The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax. The Company has prior operating losses that are being carried forward and mostly offset current taxable income.

Net (income)/loss attributable to non-controlling interest. This represents the income or loss AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc.  We realized net income of $320 thousand for the three months ended November 30, 2013 as compared to a net loss of $1.0 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended November 30, 2013 and 2012 with percent changes follows:

	Three Months Ended November 30,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$334	$425	(21.4	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A	%
Gross profit	334	425	(21.4	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	942	184	412.0%
Income/(loss) before tax	(608)	241
Income tax expense/(benefit)	(55)	34	261.8%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(553)	$207	(367.1	) %

Revenue. During the three months ended November 30, 2013, total revenue decreased by $91 thousand, or 21.4%, to $334 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.3 million from $4.3 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 21.4% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended November 30, 2013 increased  412.0% from the same period in the prior year mainly due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets.

Income tax expense/(benefit). We recorded an income tax benefit for the three months ended November 30, 2013 of $55 thousand as compared to income tax expense of $34 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the three months ended November 30, 2013 of $553 thousand compared to net income of $207 thousand for the same period in the prior year based on the items discussed above.

 The Nine Months Ended November 30, 2013 Compared to the Nine Months Ended November 30, 2012

An analysis of our condensed consolidated statements of operations for the nine months ended November 30, 2013 and 2012, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012
	(In thousands except percentages and per share data)

Revenue	$23,151	$32,802	(29.4	) %
Cost of revenue (exclusive of depreciation and amortization)	11,504	14,852	(22.5	) %
Gross profit	11,647	17,950	(35.1	) %
Gross profit as a percent of revenue	50.3%	54.7%

Operating expenses	10,954	14,125	(22.4	) %
Income from operations	693	3,825	(81.9	) %

Other expense	(85)	(442)	(80.8	) %

Income before income tax	608	3,383	(82.0	) %

Income tax expense/(benefit)	(163)	277	158.8%
Effective tax rate	-26.8%	8.2%
Net income	771	3,106	(75.2	) %
Less: Net income attributable to non-controlling interest	(95)	(58)	63.8%
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$676	$3,048	(77.8	) %

Net income per share:
Basic income per share	$0.01	$0.06
Diluted net income per share	$0.01	$0.06

Revenue.  During the nine months ended November 30, 2013, total revenue decreased by $9.7 million, or 29.4% to $23.2 million compared to the same period last year, as reflected in the following table. [Missing Graphic Reference]

	Revenue (in thousands)
	Nine Months Ended November 30
	2013	2012
Exhibition Revenue
Admissions revenue	$15,103	$21,657
Non-refundable license fees	2,719	3,367
Total Exhibition revenue	17,822	25,024
Merchandise revenue	4,766	7,108
Management fee	563	611
Licensing fee	-	59
Total Revenue	$23,151	$32,802

Key Non-financial Measurements
Total number of exhibitions presented	31	32
Semi-permanent exhibitions presented	7	8
Partner exhibitions presented	17	21
Exhibitions rented to promoters or museums	7	3
Total operating days for semi-permanent, partner and rented exhibitions	3,590	4,205
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,237	2,245
Average attendance per day for semi-permanent and partner presented exhibitions	386	534
Average ticket price for semi-permanent and partner presented exhibitions	$14.72	$14.93
Average retail per attendee for semi-permanent and partner presented exhibitions	$3.38	$3.25

Semi permanent exhibitions:
Total operating days	1,617	1,760
Total attendance (in 000's)	566	808
Average attendance per day	350	459
Average ticket price	$20.80	$22.10
Average retail per attendee	$3.61	$3.24

These key non- financial measurements do not include the exhibitions under management.

Exhibition revenue decreased by $7.2 million to $17.8 million mainly driven by an decrease in attendance at the Company’s exhibits.  During the first nine months of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $4.1 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 31 exhibits presented, the Company experienced a corresponding decrease in attendance from 2.2 million in the first nine months of fiscal 2013 to 1.2 million in the first nine months of 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, last year’s 100th anniversary of Titanic and the increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums attendance do not transmit their attendance to us thus it is not included in our attendance numbers.  Revenue from self-run exhibitions was 59.5% of total revenue in the first nine months of fiscal 2014, compared to 60.6% of revenue for the first nine months of fiscal 2013. These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $2.3 million to $4.8 million for the nine months ended November 30, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013.

Cost of revenue. During the nine months ended November 30, 2013, total cost of revenue decreased by $3.3 million, or 22.5%, to $11.5 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012

Exhibition costs

Production	$404	$542	(25.5	) %
Operating Expenses	6,033	7,442	(18.9	) %
Marketing	3,300	4,222	(21.8	) %
	9,737	12,206	(20.2	) %
Exhibition expense as percent of exhibition revenue	54.6%	48.8%

Cost of merchandise	1,767	2,646	(33.2	) %
Cost of merchandise as percent of merchandise revenue	37.1%	37.2%

Total	$11,504	$14,852	(22.5	) %
Cost of revenue as a percent of total revenue	49.7%	45.3%

Our exhibition costs of $9.7 million for the nine months ended November 30, 2013 decreased by 20.2%, or $2.5 million, compared to the same period last year due mainly to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.

Cost of merchandise as a percent of merchandise revenue decreased from 37.2% in the nine months ended November 30, 2012 to 37.1% in the nine months ended November 30, 2013.

 Gross profit.  During the nine months ended November 30, 2013, our total gross profit decreased by $6.3 million as we generated a gross profit of  $11.6 million compared to $18.0 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.6 million to $9.9 million for the nine months ended November 30, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation and professional fees.

Depreciation and amortization expenses increased by $419 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.   Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue and Pompeii exhibition.

We recognized a gain on note payable fair market value adjustment during the nine months ended November 30, 2013, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation the note payable was reduced by $2.4 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

During the nine months ended November 30, 2013, we wrote-off assets of $798 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

Gain on disposal of assets.  During the first nine months of fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $71 thousand.

 Income from operations.  We realized income from operations of $0.7 million in the first nine months of fiscal 2014 as compared to income from operations of $3.8 million for the first nine months of fiscal 2013.

Other income/(expense). We recognized interest expense of $303 thousand on our notes payable during the nine months ended November 30, 2013 as compared to $543 thousand during the nine months ended November 30, 2012.

Income tax expense/(benefit). We recorded an income tax benefit for the nine months ended November 30, 2013 of $163 thousand as compared to income tax expense of $277 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income of $0.7 million for the nine months ended November 30, 2013 as compared to net income of $3.0 million for the same period last year.

The Nine Months Ended November 30, 2013 Compared to the Nine Months Ended November 30, 2012 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the nine months ended November 30, 2013 and 2012, with percent changes, follows:

	Nine Months Ended November 30,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$23,151	$32,802	(29.4	) %
Cost of revenue (exclusive of depreciation and amortization)	12,964	16,774	(22.7	) %
Gross profit	10,187	16,028	(36.4	) %
Gross profit as a percent of revenue	44.0%	48.9%

Operating expenses	9,353	13,224	(29.3	) %
Income from operations	834	2,804	(70.3	) %

Other expense	(85)	(442)	(80.8	) %

Income before income tax	749	2,362	(68.3	) %

Income tax expense/(benefit)	(108)	200	154.0%
Effective tax rate	-14.4%	8.5%

Net income	857	2,162	(60.4	) %
Less: Net income attributable to non-controlling interest	(95)	(58)	63.8%
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$762	$2,104	(63.8	) %

Revenue.  During the nine months ended November 30, 2013, total revenue decreased by $9.7 million, or 29.4% to $23.2 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended November 30,
	2013	2012
Exhibition Revenue
Admissions revenue	$15,103	$21,657
Non-refundable license fees	2,719	3,367
Total Exhibition revenue	17,822	25,024
Merchandise Revenue	4,766	7,108
Management Fee	563	611
Licensing Fee	-	59
Total Revenue	$23,151	$32,802

Key Non-financial Measurements
Total number of exhibitions presented	31	32
Semi-permanent exhibitions presented	7	8
Partner exhibitions presented	17	21
Exhibitions rented to promoters or museums	7	3
Total operating days for semi-permanent, partner and rented exhibitions	3,590	4,205
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,237	2,245
Average attendance per day for semi-permanent and partner presented exhibitions	386	534
Average ticket price for semi-permanent and partner presented exhibitions	$14.72	$14.93
Average retail per attendee for semi-permanent and partner presented exhibitions	$3.38	$3.25

Semi permanent exhibitions:
Total operating days	1,617	1,760
Total attendance (in 000's)	566	808
Average attendance per day	350	459
Average ticket price	$20.80	$22.10
Average retail per attendee	$3.61	$3.24

These key non- financial measurements do not include the exhibitions under management.

Exhibition revenue decreased by $7.2 million to $17.8 million mainly driven by an decrease in attendance at the Company’s exhibits.  During the first nine months of fiscal 2014 revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $4.1 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 31 exhibits presented, the Company experienced a corresponding decrease in attendance from 2.2 million in the first nine months of fiscal 2013 to 1.2 million in the first nine months of 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, last year’s 100th anniversary of Titanic and the increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums attendance do not transmit their attendance to us thus it is not included in our attendance numbers.  Revenue from self-run exhibitions was 59.5% of total revenue in the first nine months of fiscal 2014, compared to 60.6% of revenue for the first nine months of fiscal 2013. These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $2.3 million to $4.8 million for the nine months ended November 30, 2013.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013.

Cost of revenue. During the nine months ended November 30, 2013, total cost of revenue decreased by $3.8 million, or 22.7%, to $ 13.0 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2013	November 30, 2012	2013 vs. 2012

Exhibition costs

Production	$404	$542	(25.5	) %
Operating Expenses	7,493	9,364	(20.0	) %
Marketing	3,300	4,222	(21.8	) %
	11,197	14,128	(20.7	) %
Exhibition expense as percent of exhibition revenue	62.8%	56.5%

Cost of merchandise	1,767	2,646	(33.2	) %
Cost of merchandise as percent of merchandise revenue	37.1%	37.2%

Total	$12,964	$16,774	(22.7	) %
Cost of revenue as a percent of total revenue	56.0%	51.1%

Our exhibition costs of $11.2 million for the nine months ended November 30, 2013 decreased by 20.7%, or $2.9 million, compared to the same period last year due mainly to a decrease in marketing expense and a decrease in operating expenses  because of the closure of the South Street Seaport location due to Hurricane Sandy.   In addition, royalty expense decreased by $462 thousand.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $14.6 million from $19.2 million, royalty expense decreased accordingly.

Cost of merchandise as a percent of merchandise revenue decreased from 37.2% in the nine months ended November 30, 2012 to 37.1% in the nine months ended November 30, 2013.

 Gross profit.  During the nine months ended November 30, 2013, our total gross profit decreased by $5.8 million as we generated a gross profit of  $10.2 million compared to $16.0 million for the same period last year.  Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating expenses. Our general and administrative expenses decreased by $1.7 million to $9.0 million for the nine months ended November 30, 2013 compared to the same period last year.  The decrease relates mainly to a decrease in salaries and wages, stock compensation and professional fees.

Depreciation and amortization expenses increased by $419 thousand from the prior year as we placed our 3D and 2D film assets in service during the 3rd quarter of fiscal 2013.  This increase in amortization expense was partially offset by lower depreciation expense as many fixed assets are now fully depreciated.   Depreciation expense is expected to increase in the future due to the fixed assets purchased related to our recently opened Buena Park venue and Pompeii exhibition.

We recognized a gain on note payable fair market value adjustment during the nine months ended November 30, 2013, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation the note payable was reduced by $2.4 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

During the nine months ended November 30, 2013, we wrote-off assets of $132 thousand.  This write-off represents assets long-term development costs related to an exhibition that was under development but terminated by the Company.

Gain on disposal of assets.  During the first nine months of fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $71 thousand.

 Income from operations.  We realized income from operations of $0.8 million in the first nine months of fiscal 2014 as compared to income from operations of $2.8 million for the first nine months of fiscal 2013.

Other income/(expense). We recognized interest expense of $303 thousand on our notes payable during the nine months ended November 30, 2013 as compared to $543 thousand during the nine months ended November 30, 2012.

Income tax expense/(benefit). We recorded an income tax benefit for the nine months ended November 30, 2013 of $108 thousand as compared to income tax expense of $200 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income of $0.8 million for the nine months ended November 30, 2013 as compared to net income of $2.1 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the nine months ended November 30, 2013 and 2012 with percent changes follows:

	Nine Months Ended November 30,		% Change
	2013	2012
	(In thousands except percentages)

Revenue	$1,460	$1,922	(24.0	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A	%
Gross profit	1,460	1,922	(24.0	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	1,601	901	77.7%
Income/(loss) before tax	(141)	1,021
Income tax expense/(benefit)	(55)	77	171.4%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(86)	$944	(109.1	) %

Revenue. During the nine months ended November 30, 2013, total revenue decreased by $462 thousand, or 24%, to $1.5 million compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales. PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $14.6 million from $19.2 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 24.0% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the nine months ended November 30, 2013 increased  77.7% from the same period in the prior year mainly due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets.

Income tax expense/(benefit). We recorded an income tax benefit for the nine months ended November 30, 2013 of $55 thousand as compared to income tax expense of $77 thousand for the same period in the prior year.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the nine months ended November 30, 2013 of $86 thousand compared to net income of $944 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the nine months ended November 30, 2013 and 2012 (in thousands):

Liquidity

Selected cash flow information:
	Nine Months Ended November 30,
	2013	2012

Net cash provided by operating activities	$964	$5,009
Net cash used in investing activities	(2,869)	(623)
Net cash used in financing activities	(501)	(587)
Effects of exchange rate changes on cash and cash equivalents	9	7
Net increase/(decrease) in cash and cash equivalents	$(2,397)	$3,806

Operating Activities

For the nine months ended November 30, 2013, cash provided by operating activities was $1.0 million as compared to $5.0 million in the prior year.  The decrease in cash flow from operating activities is mainly due to a decrease in net income of $2.3 million, which includes a noncash gain on the note payable fair market value adjustment of $2.4 million, and an increase in prepaid expenses of $1.2 million.  These amounts were partially offset by a decrease in deferred revenues of $0.6 million and a noncash write-off of assets of $0.8 million.

Investing Activities

Cash used in investing activities was $2.9 million for the nine months ended November 30, 2013 as compared to $0.6  million in the prior year.  Of the cash used in investing activities the majority was used in the purchase of property and equipment of $3.0 million and $545 thousand for the nine months ended November 30, 2013 and 2012, respectively.  For the nine months ended November 30, 2013, this was partially offset by proceeds from the disposal of assets of $74 thousand.  In the prior year, cash of $125 thousand was used for the acquisition of the assets of Exhibit Merchandising, LLC.

Financing Activities

Cash used in financing activities for the nine months ended November 30, 2013 was $501 thousand compared to cash used in financing activities of $587 thousand in the prior year.  Of the cash used in financing activities the majority was used for the purchase of treasury stock of $534 thousand and repayment of notes payable of $130 thousand for the nine months ended November 30, 2013.  This was partially offset by proceeds from the exercise of stock options.  Cash used in financing activities in the prior year relates to the repayment of notes payable of $625 thousand which was partially offset by proceeds related to the exercise of stock options and warrants.

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

Federal Bureau of Investigation Exhibition

On October 16, 2013, Premier Exhibition Management, LLC (the “Company”), a subsidiary of Premier Exhibitions, Inc., entered into a Joint Production Agreement with TSX Operating Company LLC (“TSX”) to produce an exhibition based on the Federal Bureau of Investigation.    The term of the Agreement is five (5) years from the opening date of the exhibition.  Pursuant to the Joint Production Agreement, the Company and TSX will jointly produce and tour the exhibition.  The production costs of approximately $1.2 million will be funded 80% by the Company and 20% by TSX.  Revenues from the exhibition will be paid 80% to the Company and 20% to TSX until the parties have recouped 110% of the production cost, and 68% to the Company and 32% to TSX thereafter.  In addition, the Company will be paid a management fee of $60,000 per venue where the exhibition is presented.

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

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2013.  During the nine months ended November 30, 2013, there were no material changes to our Risk Factors other than the changes noted below.  You should consider carefully the Risk Factors.  If any of these risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

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

During fiscal 2010, our common stock traded at levels below $1.00 per share. More recently, our stock price has declined and has traded closer to the $1.00 per share mark on some trading days.  Under NASDAQ’s rules, a listed security is in non-compliance with NASDAQ listing rules if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. It is possible that we could violate the minimum bid price or other NASDAQ requirements. If our stock is delisted from NASDAQ, interest in and the ability to trade our stock could decline, which could have a negative impact on the market value of our common stock and our ability to raise capital in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchase of Equity Securities
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Total Shares that May Yet Be Purchased under Plans or Programs

September 1, 2013 - September 30, 2013	-	$-	-	1,500,000
October 1, 2013 - October 31, 2013	149,407	1.36	149,407	1,350,593
November 1, 2013 - November 30, 2013	237,900	1.26	237,900	1,112,693
Total	387,307	$1.31	387,307	1,112,693

(1)	Based on trade date.
(2)	Excludes commissions.
(3)	On July 17, 2013, the Company announced a stock repurchase authorization pursuant to which the Company may repurchase up to1.5 million shares of oustanding common stock.

Item 6.  Exhibits.

See Index to Exhibits on page 49 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: January 14, 2014	By: /s/ Samuel S. Weiser Samuel S. Weiser, President and Chief Executive Officer (Principal Executive Officer)

Dated: January 14, 2014	By: /s/ Michael J. Little Michael J. Little, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Joint Production Agreement between Premier Merchadising, LLC and TSX Operating Company dated October 16, 2013		8-K		10/22/2013

10.2#	Form of 2014 Non-Employee Director Restricted Stock Unit Grant Notice Under the Premier Exhibitions, Inc. Equity Incentive Plan		8-K		11/20/2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of November 30, 2013 and February 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flow for the nine months ended November 30, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensating plan or arrangement.