Form 10-K
period 2014-02-28
PREMIER EXHIBITIONS, INC.
filed 2014-05-28
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 31, 2013 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $54,444,000 based upon the closing price for such Common Stock as reported on the NASDAQ Global Market on August 31, 2013.  For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, as of May 23, 2014 was 49,048,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement, which will be filed within 120 days of the end of the registrant’s fiscal year in connection with the registrant’s 2014 annual meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

i

 As used in this Annual Report on Form 10-K for the year ended February 28, 2014 (the “Form 10-K”), the terms “Company,” “our,” “us” or “we” refer to Premier Exhibitions, Inc. a Florida corporation.

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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our Bodies, Titanic, (pursuant to an intercompany agreement with RMST), Real Pirates and Pompeii exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii”, which is currently being toured by the Company.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

Overview

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.bodiesrevealed.com, www.bodiestheexhibition.com, www.rmstitanic.net, www.thetitanicstore.com, www.titanictheexperience.com, www.thekingtutstore.com and www.dinosaursatlanta.com . Information on Premier’s websites is not part of this report.

Premier is in the business of presenting to the public museum-quality touring exhibitions around the world.  Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues.   Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.   As of February 28, 2014, we are configured to present four different types of exhibitions, as reflected in the following table:

	Year Ended February 28, 2014
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	4	5	9
"Real Pirates"	-	1	1
"One Day in Pompeii"	-	1	1
Exhibitions under management:
"Real Pirates"	-	1	1
Total Exhibitions	7	12	19

Our touring exhibitions usually span four to six months.  As of February 28, 2014, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.  Previously the Company had an additional stationary exhibition in New York City, New York which was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord.  On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of February 28, 2014, we had the ability to present 9 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of February 28, 2014, we had the ability to present 7 concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

South Street Seaport

The Company’s Bodies and Dialog in the Dark exhibitions at The South Street Seaport in New York City (“Seaport”) were closed at the end of October 2012 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

During the year ended February 28, 2014, the Company received no revenue at the Seaport.  The revenue earned at the Seaport for the period it was open during fiscal year ended 2013 was $4.1 million. The Company will not be resuming operations at the Seaport.

              The Company has property and business interruption coverage at the Seaport and has submitted claims for each.  The carrier denied coverage under both policies, and the Company and the carrier entered into mediations regarding both coverage decisions.  In December 2013, the carrier settled the property claim for $43 thousand. The parties were unable to settle the business interruption claim.  Should the Company file suit in this matter, the amount of potential recovery for the business interruption claims is uncertain at this time

On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.

Corporate Management

Effective June 29, 2012, the Board of Directors of the Company appointed Samuel Weiser to the position of President and Chief Executive Officer.  Mr. Weiser is also a director of the Company. Mr. Weiser, age 54, served as Interim Chief Financial Officer of the Company from May 2011 until June 27, 2011, and as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012.

On June 29, 2012, the Company and Mr. Weiser entered into an Employment Agreement (the “Agreement”).  The Agreement provides for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company.  The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement.  Pursuant to the agreement, the Company will pay Mr. Weiser a salary of $360,000 per year.  In addition, Mr. Weiser received 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter.  The stock appreciation rights will be settled in cash, and expire five years from the date of grant.  The restricted stock units will be settled in stock.  Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to six months’ salary as severance plus vesting of his equity awards.  Effective with the signing of this Agreement, the parties terminated the existing consulting agreement between the Company, Foxdale Management, LLC and Mr. Weiser pursuant to which he provided services as Interim President and Chief Executive Officer.

On June 12, 2013, the Company entered into an amendment to the employment agreement between the Company and Mr. Weiser.  Pursuant to the amendment the Company granted Mr. Weiser an option to purchase 150,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, to vest one-third on each of the first three anniversaries of the date of grant.  These options were granted on July 13, 2013.  In addition, Mr. Weiser will be eligible for a bonus of up to 50% of his base salary under the Premier Exhibitions, Inc. Annual Incentive Plan, consistent with other executives of the Company.  The amendment also amends the severance provision in Mr. Weiser’s employment agreement from six months of base salary to twelve months of base salary and provides for a cost of living increase to base salary beginning in fiscal 2014.

On July 2, 2012, that the Board of Directors of the Company appointed John Norman to the position of President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management LLC, which is a subsidiary of the Company, effective June 25, 2012.  Mr. Norman, age 54, previously served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets.  Mr. Norman previously served as Co-President and Chief Operating Officer of Clear Channel Exhibitions, and prior thereto as Senior Vice President of SFX Entertainment. On April 2, 2013, the Company appointed Mr. Norman to the additional position of President of Premier Exhibition Management, LLC, the Company’s exhibition operations subsidiary.

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

Sale of Titanic Artifacts

On December 20, 2011, Premier entered into an agreement with Guernsey’s auction house to conduct a sale of the Company’s Titanic artifact collection and related intellectual property.  The artifacts—coupled with the work product, intellectual property and certain undertakings of the Company including the costs of salvage, lab operations and exhibition rights—were appraised in 2007 at a total value of approximately $189 million. The appraised value of $189 million has not been updated in the last several years and does not include the intellectual property acquired from the 2010 expedition. In addition, while this appraisal does not ascribe any value to the Company’s salvor-in-possession rights it does take into consideration the requirement in the court ordered covenants and conditions that the collection be kept together. These assets are reflected in the Consolidated Balance Sheet dated February 28, 2014, at a book value of $6.3 million.

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

The Company’s Board has authorized management to pursue other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value.  The Company has retained JP Morgan Securities as its advisor to assist the Board in evaluating other strategic alternatives.  There is no guarantee that a transaction or series of transactions will result from this process.

Exhibitions

“Titanic: The Artifact Exhibition and Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia.  During fiscal 2014, 9 separate Titanic exhibitions were presented at 19 venues.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During fiscal 2014, 6 separate Bodies exhibitions were presented at 10 venues.

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

“Pompeii: One Day in Pompeii”

During the third fiscal quarter of 2014, the Company, in partnership with the Italian Superintendence for Archaeological Heritage of Naples and Pompeii (SANP), developed a new exhibition on the story of Pompeii that features over 150 authentic artifacts on loan from the Naples National Archaeological Museum. The exhibition will be presented through June 2015.

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013.   The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During fiscal 2014, we presented 1 Pompeii exhibit.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  During fiscal 2014, 2 separate Pirates exhibitions, one of which is under management, were presented at 5 venues.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, ("Semmel") to present an exhibition based on King Tutankhamun. The term of the Agreement is five (5) years from the opening date of the exhibition.  The exhibition, titled The Discovery of King Tut, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb.  This exhibition opened at Union Station in Kansas City on April 4, 2014.

“Extreme Dinosaurs”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Dinosaurs Unearthed Corporation to present an exhibition based on dinosaurs. The term of the Agreement is approximately 9 months from the opening date of the exhibition.  The exhibition, titled Extreme Dinosaurs, features some of the newest dinosaur discoveries from the ‘Golden Age’ of paleontology, and explores why scientists believe these dinosaurs may have had such bizarre features like horns, plates, frills and feathers. Visitors will experience some of the world’s strangest dinosaurs showcased through life-size animatronic models, skeletons, real and replicated fossils, and more.  This exhibition opened at Atlantic Station in Atlanta on March 29, 2014.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 2 new projects in development.  The Company has an option agreement in place to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.  The Company is also in development of an exhibition featuring cases of the Federal Bureau of Investigation.

Discontinued Exhibitions

“Tutankhamun and the Golden Age of the Pharaohs”

For the first time in a generation, King Tut’s treasures were under license from Egypt’s Supreme Council of Antiquities and drew record-breaking crowds at museums around the world. The exhibition included an array of possessions unearthed from Tutankhamun's tomb, including King Tut's golden canopic coffinette and the crown found on his head when the tomb was discovered.  Attendees learned about the extraordinary discovery of King Tut’s tomb and the belief and burial processes of Ancient Egypt, and viewed results from the latest scientific testing conducted on King Tut's mummy. More than nine million visitors attended the exhibition.  We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

“Cleopatra: The Exhibition”

The world of Cleopatra, lost to the sea and sand for nearly 2,000 years, surfaced in Cleopatra: the Exhibition. Never-before-seen artifacts and multi-media atmospheres gave visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extended from the sands of Egypt to the depths of the Mediterranean Sea.  More than 150 artifacts from Cleopatra’s world represented facets of her elusive history, from her family to the places she lived, walked and worshiped. These artifacts were on view in the U.S. for the first time, bringing with them new insights into the tragedies and triumphs of one of the most remarkable and intriguing leaders in history. We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in January 2013, and the artifacts were returned to Egypt.

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrated the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first African American President, this award-winning exhibition took visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition included artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today. We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in March 2013.

“Dialog in the Dark”

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.”  Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.   As of February 28, 2013, the Company had closed all of our “Dialog in the Dark” exhibitions and has no plans to re-open any “Dialog in the Dark” exhibitions.  All assets related to this exhibition were impaired as of February 29, 2012. In July 2013, the Company reached a termination and settlement agreement with the licensor and will no longer present this exhibition.

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

	February 28, 2014	February 28, 2013
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	1,101	475
Accumulated depreciation	645	421
Expedition costs capitalized, net	$2,762	$3,612

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

During the second quarter of fiscal 2011, we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet.  At the end of the third quarter of fiscal 2012, we re-launched our e-commerce website as www.thetitanicstore.com, which offers Titanic-themed merchandise.  During the first quarter of fiscal 2015, the Company launched a King Tut e-commerce website, www.thekingtutstore.com, to maximize our merchandise rights related to the new King Tut related exhibition.

Consistent with the Company’s desire to take advantage of additional distribution channels for our merchandise, we entered into agreements with a direct response marketer, and an online and television retailer, to produce, market, and sell Titanic-themed merchandise in order to capitalize on the 100th anniversary of the sinking of the Titanic in April 2012.  The agreement with the direct response marketer is for the development and promotion, via direct channels of distribution, of Titanic commemorative jewelry and other items.  The agreement with the online and television retailer was for the development and promotion of jewelry, housewares, fragrances, and other Titanic-themed merchandise inspired by, or replicated based on authentic artifacts.  This merchandise was launched during a television program aired in April 2012.  Due to the strength of the April 2012 show, an additional airing was done during the same month.  In addition, the merchandise is also available on the retailer’s website.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 8% of our revenues for fiscal year 2014 compared with 3% in fiscal 2013 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.  See “Risk Factors” in this report for more information.

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

Seasonality

The Company’s revenue is impacted by the vacation and travel patterns of our customers.  Generally, the Company has its highest revenues in its fiscal first and second quarters.

Environmental Matters

We are subject to environmental laws and regulation by federal, state and local authorities in connection with our planned exhibition activities. We do not anticipate that the costs to comply with such laws and regulations will have material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 28, 2014, we had 66 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good.  Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our semi-permanent exhibitions.  As of February 28, 2014, we employed 130 part-time employees.  Contractors are hired on an as needed basis.

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

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth.  During fiscal 2014, we had a net loss of approximately $714 thousand and our cash and marketable securities balance was approximately $3.8 million as of February 28, 2014.  We currently do not have access to a revolving credit facility. There can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time.  We are currently investigating options for additional financing, which might not be available to us or might only be available to us on terms that are not favorable.  If we are unable to sufficiently improve our financial performance or obtain financing, if and when we may need it, we may not be able to continue operations as they are currently anticipated or we may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.

We have recently entered into a long-term lease for exhibition space in New York City.  If we are unable to achieve planned levels of attendance at this facility, our financial position could be negatively impacted.

In April 2014, we entered into a ten year lease for exhibition space in New York City, with total payments over the life of the lease totaling approximately $45.8 million.  Our ability to satisfy these required payments and to add positive gross margin at this semi-permanent location depends on our ability to effectively prepare for the opening of the facility in a timely manner and effectively market the facility and generate ticket sales.  If we are unable to achieve our targeted levels of attendance, our results of operation and financial position would be negatively impacted.

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

In June 2010, SCF informed the Company that at the request of the fund’s investors it intended to return all capital to them. On October 7, 2010, Mr. Sellers informed the Company that SCF is no longer marketing its ownership stake in Premier, and further that SCF no longer has a specific time frame within which to sell its stake in Premier.  Instead, Mr. Sellers indicated that SCF would retain its shares in the Company until such time as it could obtain what he believes to be a better value for the shares.  Management does recognize, however, that if a suitable buyer is not identified at the appropriate time, Mr. Sellers may choose to take another course of action, including potentially selling the shares in the open market or in a privately negotiated transaction or distributing the SCF shares to the fund’s limited partners.

The concentration of our equity ownership in an equity fund controlled by a Company director, and the potential that it could sell its block of common stock, could have an effect on our stock price and could result in changes to the strategic direction of the Company.  In addition, a single purchaser of the SCF block of common stock could also acquire effective control of the Company.  Such a shareholder may not agree with the present strategic direction of the board of directors and management, creating uncertainty that the current strategic focus of the Company will continue over the longer term.

We have announced our intention to sell the artifacts we have recovered from the Titanic wreck site.   We may not be able to maximize the full value associated with title to these artifacts.

In August 2011, the U.S. District Court for the Eastern District of Virginia, Norfolk Division issued an Order granting us an in-specie award to all of the artifacts we have recovered from the Titanic wreck since after the Company’s first expedition in 1987.  Together with the October 1993 Order from the French Maritime Tribunal granting us an in specie award to all of the artifacts recovered in our 1987 expedition, we now have title to all of the artifacts we have recovered from the Titanic wreck. Both of these in-specie awards come with certain limitations which govern how we care for the artifacts and how they may be sold.

We have previously announced our intent to pursue a sale of the artifacts.  We could fail to sell the artifacts in a timely manner or fail to sell the artifacts at or above their appraised value.  Our ability or inability to successfully complete a sale of the artifacts may affect our results of operations and financial condition.  The sale process also consumes significant management time and Company resources, which may impact our operations.  In addition, the announcement by the Company that the sale process will require more time than was originally anticipated may negatively impact our share price and/or our ability to complete a sale on favorable terms.

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

On April 24, 2014, Premier Exhibitions, Inc. (the “Company”) received a letter (“Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires companies listed on the Nasdaq Capital Market to maintain a minimum bid price of $1 per share. Since the Company’s closing bid price for the prior 30 consecutive business days was below $1, the Company no longer complies with the Nasdaq Listing Rules.

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. Rather, under the Nasdaq Listing Rules, the registrant has 180 calendar days from the date of the Notice, or until October 21, 2014, to regain compliance.  In addition, if at any time during this 180 day period the closing price of the Company’s stock is at least $1 for a minimum of ten consecutive business days, the Company will regain compliance with the Listing Rules.  During the 180 day period the Company may also submit a plan to regain compliance to Nasdaq and may request additional time to complete the plan.

The Company is currently evaluating various alternative courses of action to regain compliance and intends to timely submit a plan to Nasdaq to regain compliance with the Nasdaq minimum bid price standard. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to implement the plan and regain compliance or maintain the listing of its common stock on Nasdaq.

Our inability to effectively and efficiently develop or acquire new exhibitions could seriously harm our results of operations and financial condition.

Our business depends on our ability to develop and present new exhibition concepts or acquire existing exhibition concepts to complement our current exhibitions.  If we are unable to identify new exhibitions or if we do not have sufficient capital to develop new exhibitions, our results of operations and financial condition could be seriously harmed.

In addition, the development of new exhibitions often involves significant capital expenditure.  If we are unable to effectively budget for new exhibition development, we may not achieve the desired return on new properties, and our results of operations could be harmed.

General economic weakness may have a negative impact on our revenues and make it difficult for us to obtain financing to operate our business.

Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for our exhibitions, both domestically and in international markets where we operate.  Discretionary consumer spending is impacted by higher levels of unemployment, fuel prices, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions. An economic slowdown, and other factors that cause consumers to reduce their discretionary spending to a point where attendance at our exhibitions declines, negatively affect our revenues and results of operations.

If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could put additional negative pressure on discretionary consumer spending and other consumer purchasing habits, which would adversely affect our operating results and make it more difficult for us to obtain financing to operate our business.

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

We are a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in the “Litigation and Other Legal Matters” footnote to our Consolidated Financial Statements included in Item 8 of Part II of this report. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, our business, results of operations and financial condition could be seriously harmed. In addition, the professional cost associated with this litigation may consume the Company’s limited capital, which may constrain the Company’s ability to develop new content and pursue other opportunities.

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

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions.  For fiscal 2014 and 2013, we incurred marketing and advertising expenses of $4.1 million and $5.4 million, respectively.  We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions.  If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

Our exhibitions are becoming subject to increasing competition that could negatively impact our operating results and financial condition.

Titanic exhibitions. Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we currently encounter competition from other Titanic exhibitions that exhibit replicas of artifacts and memorabilia not obtained directly from the wreck site.  In addition, in the future we may encounter competition from other Titanic exhibitions or events, as our Titanic exhibition business continues to change.  One example of this competition is an exhibition produced by Imagine Exhibitions, Inc. known as “Titanic the Exhibition.” Imagine Exhibitions, Inc. is owned by Thomas Zaller, a former senior executive of the Company. The Company believes that this exhibition was created by improperly and unlawfully utilizing intellectual property owned by us.  We have filed a lawsuit against Mr. Zaller personally, Imagine Exhibitions, Inc. and certain of its affiliates to protect our rights, but currently this exhibition is competing against our Titanic exhibitions. Another example of this competition emanates from an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit which left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights.  The availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights.  Any of these developments could have an adverse impact on our financial performance.

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

The Company’s Titanic and Human anatomy exhibitions have been touring for a number of years.  Our ability to locate venues to present these exhibitions is impacted by the number of venues that have previously presented each exhibition.  As a result, each exhibition is subject to increasing competition from new properties in the market place.

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

We have identified control deficiencies in our financial reporting process that constituted a material weakness, leading to the restatement of our previously issued fiscal year 2013 quarterly financial statements during fiscal year ended February 28, 2013. We have undertaken measures to remediate these weaknesses. There can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

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

Severe weather has significantly impacted our operations in New York City.  Severe weather may impact our operations and prohibit us from presenting exhibitions. Particularly where such severe weather impacts our stationary exhibit operations in New York City, New York, Atlanta, Georgia, Las Vegas, Nevada or Orlando, Florida, the inability to operate may significantly impact our revenues and income.  While the Company maintains property insurance and, where appropriate, business interruption coverage, insurance proceeds may not fully compensate the Company for its loss of revenue and business opportunity.

Through our co-promoters, we conduct exhibitions outside of the United States, which subjects us to additional business risks that could increase our costs and cause our profitability to decline.

During fiscal 2014, we derived approximately $2.4 million or 8% of our total revenue from exhibitions located outside of the U.S.  We intend to continue to pursue international exhibition opportunities.  Our international exhibitions are subject to a number of risks, including the following:

▪	changes in foreign regulatory requirements;

▪	difficulties in staffing, training and managing foreign operations;

▪	changing and irregular enforcement of legal regulations;

▪	difficulties in collecting amounts due from foreign partners; and

▪	political and economic instability.

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

Our exhibitions are subject to federal, state and local laws, both domestically and internationally, governing various matters, such as:

▪	licensing and permitting;

▪	health, safety, environmental and sanitation requirements;

▪	working conditions, labor, minimum wage and hour, citizenship and employment laws; and

▪	sales, use and other taxes and withholding.

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

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia.  This space, which consists of 12,874 square feet, is used for management, administration and marketing purposes.  The Company entered into an eighth amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2014 which extends the lease until May 31, 2017.

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry.  On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia.  The agreement is for a five-year term with two additional options to extend for up to an additional ten years.  For security purposes, we do not disclose the location of this property.  Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry.  On January 16, 2013, the Company entered into a 6 ½ month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.  In August 2013, the Company extended this lease through March 2015.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition.  The Company assumed a lease dated March 2011, for approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expired in August 2013.  In August 2013, the Company extended this lease to August 14, 2017.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten-year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years.  This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino.  We use the space, among other things, to present our “Bodies...The Exhibition” and “Titanic: The Experience” exhibitions.  The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008.   See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York.   This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  Specific information about the exhibitions that will be opening in the space will be released at a later date.  The lease commences with the completion of design and construction work estimated to be in the third fiscal quarter of 2015.  Total future minimum payments under this lease are approximately $45.8 million.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia.  Until March 6, 2012, we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions.  This space is currently being used to present our “Bodies...The Exhibition” and our “”Extreme Dinosaurs” exhibitions.  The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012.  On September 30, 2011, the Company entered into a first amendment to this lease.  The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expiring January 31, 2013.  On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia.  The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport - New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York.  We used the space to present our “Bodies...The Exhibition” exhibition and a “Dialog in the Dark” exhibition.  On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013.   The Company’s exhibitions at The South Street Seaport in New York City (“Seaport”) were closed at the end of October 2012 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California.  We opened the space in the second quarter of 2014 and currently present “Bodies…The Exhibition” and “Titanic: The Experience” exhibitions in the space.  The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC.  We use the space to present our “Titanic – The Experience” exhibition and dinner theatre.  The lease term is for five years and expires in September 2016.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions.  At February 28, 2014, the Company had no obligations under lease agreements its touring exhibits.

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

•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The current balance in the Reserve Fund is $257 thousand, including interest income.

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

 In August 2011, the State Department and NOAA resubmitted draft legislation to Congress.  Since that time, RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns.  The proposed legislation has not passed and for now the legislation process has stalled.

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

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen seeks a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also seeks unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. On December 18, 2013, the Company filed a counterclaim against Kingsmen Exhibits PTE, LTD. in this lawsuit.  In the counterclaim, the Company alleges that Kingsmen unlawfully competed against the Company in the development and operation of its competing Titanic exhibition. Specifically, the Company alleges that Kingsmen infringed on its copyrights by unlawfully obtaining and using the Company’s design files to build its exhibitions.  The Company seeks to enjoin Kingsmen from continuing to infringe on its rights, and for unspecified damages related to the infringement. The case is still in its early stages and the outcome of the case is not readily determinable at this time.

On February 14, 2014, SeaVentures, LTD.  filed suit against the Company in the Circuit Court for the Ninth Judicial District in Orange County, Florida.  The suit alleges that the Company breached a contract with SeaVentures under which we were required to present one or more Titanic exhibitions jointly presenting Titanic artifacts and artifacts recovered from the RMS Carpathia which are owned by SeaVentures, LTD. SeaVentures seeks $743 thousand plus interest and costs. The case is in its initial stages and the outcome of the case is not readily determinable at this time.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand, of which $215 thousand has been received and the remainder of which is subject to collection.  As of February 28, 2014, a receivable of $61 thousand, net of allowance for doubtful accounts of $185 thousand, is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices.  These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement have been included in the first quarter of fiscal 2014 consolidated statement of operations.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company.  In particular, Marmargar sought four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denied all claims of Marmargar. In its lawsuit, the Company sought a judgment from the Court declaring that the alleged contracts were unenforceable and that the Company did not owe Marmargar any monies. The case was transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar had consented to jurisdiction.  Marmargar filed a counterclaim seeking to enforce the two alleged contracts. On April 4, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.  The expense related to this settlement was recorded in the fourth quarter of fiscal 2013.

Revenue and Sales and Use Tax Examinations

As of February 28, 2014, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York has completed its most recent examination of the Company’s sales and use tax returns for all periods through May 31, 2012.  The State of New York has assessed additional sales and use tax of approximately $374 thousand, including interest of $93 thousand, of which $37 thousand is accrued in the Company’s financial statements as of February 28, 2014.  The Company is appealing the remaining balance assessed by the State of New York as it relates to license payments for our Bodies exhibitions. The Company’s position is that given the terms of the license, it is prohibited from charging sales tax and if the Company cannot charge sales tax, the Company cannot charge use tax.

In addition, the specimens were donated so the value was zero; without the plastination process, the specimens could not be exhibited; the royalty payments were payments for the “know-how” associated with the plastination process (which was patented) and not rental of the specimens; the purpose of the Seller, found in the whereas clauses of the Specimen Agreement, was to “promote scientific exchange” and was not purely commercial; the NY Attorney General agrees that these were human bodies based on the 2008 Settlement Agreement. In addition, if the specimens were deemed taxable, the tax base would be minimized since the fair market value of the specimens was zero since the specimens were donated and the Agreement contains other intangibles such as “non-compete” and “right of first refusal.”

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

ITEM 4.	MINING SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information about our executive officers as of the date of this report.

Name	Age	Position (s)

Samuel S. Weiser	54	President and Chief Executive Officer, Director
Michael J. Little	47	Chief Financial Officer and Chief Operating Officer
John Norman	54	President of Premier Exhibitions Management, LLC &
		President of Arts and Exhibition International, LLC

                Samuel S. Weiser, President, Chief Executive Officer and Director

Mr. Weiser has served as our President and Chief Executive Officer since June 29, 2012.  Mr. Weiser has previously served as our Interim President and Chief Executive Officer from November 28, 2011 until June 29, 2012 and served as our Interim Chief Financial Officer from May 19, 2011 until June 27, 2011.  Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer.  Mr. Weiser served as the Chief Operating Officer of Sellers Capital LLC where he was responsible for all non-investment activities from 2007 to 2010.   Mr. Weiser is also a member of Sellers Capital LLC and an indirect investor in Sellers Capital Master Fund, Ltd., the Company’s largest shareholder and an investment fund managed by Sellers Capital LLC.  From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division.    Mr. Weiser is also a former partner in Ernst & Young.  Mr. Weiser also serves as a director of Paragon Technologies, Inc and SED International Holdings, Inc. He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University.  Mr. Weiser is a Certified Public Accountant.

Michael J. Little, Chief Financial Officer and Chief Operating Officer

Mr. Little has served as our Chief Financial Officer since June 27, 2011 and our Chief Operating Officer since November 28, 2011.  Mr. Little was formerly a consultant with The Edge Group, LLC, a consulting practice specializing in strategic and tactical planning, acquisition services, complex financial modeling, investor presentations, organizational structure analysis, and new system implementation.  From 1997 through 2009, Mr. Little was employed by Feld Entertainment, a worldwide producer of live family entertainment, in various financial and strategic planning roles.  He served as Chief Financial Officer of Feld Entertainment from 2004 to 2009.  Mr. Little received a Bachelor of Science degree from Towson State University and a Master of Science in Business from Johns Hopkins University.

John Norman, President of Premier Exhibition Management, LLC and Arts and Exhibition International, LLC

Mr. Norman has served as President of Arts and Exhibition International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management, LLC, since June 25, 2012 and as President of Premier Exhibition Management, LLC since April 2, 2013.  Mr. Norman previously served as Vice President of SFX Exhibitions and as Co-President and Chief Operating Officer of Clear Channel Communications which acquired SFX in 2000.  In 2002, Mr. Norman founded Arts & Exhibitions International (AEI) and served as its President until it was acquired by AEG Live in 2007. Mr. Norman served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 16, 2006, our common stock has been quoted on the NASDAQ Global Market under the symbol “PRXI.”  The following table provides the high and low sales prices for our common stock for fiscal 2014 and fiscal 2013.

Prices of our Common Stock

	High	Low

Fiscal 2014

Fourth Quarter ended February 28, 2014	$1.22	$0.88
Third Quarter ended November 30, 2013	1.76	1.05
Second Quarter ended August 31, 2013	2.00	1.52
First Quarter ended May 31, 2013	2.93	2.00

Fiscal 2013

Fourth Quarter ended February 28, 2013	$2.86	$2.12
Third Quarter ended November 30, 2012	2.99	2.16
Second Quarter ended August 31, 2012	2.86	2.10
First Quarter ended May 31, 2012	3.75	2.15

During the year ended February 28, 2014, employees of the Company surrendered 13,537 shares of stock worth approximately $19 thousand to satisfy tax obligations with respect to the vesting of the restricted stock units issued. These shares were repurchased at the share price based upon the closing date on the day of vesting.

During the year ended February 28, 2013, employees of the Company surrendered 52,847 shares of stock worth approximately $145 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan.  These shares were repurchased at the share price based upon the closing date on the day of vesting.

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 1.5 million shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.   During the year ended February 28, 2014, the Company repurchased 387,307 shares at an average price of $1.31, excluding commissions, pursuant to authorization.

Holders

On February 28, 2014, we had approximately 2,052 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

The consolidated results of operations for the years ended February 28, 2014 and February 28, 2013 are not necessarily indicative of the results that may be expected for any future period.  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Introduction

The following discussion provides information to assist in the understanding of our financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this  report. This discussion and analysis is organized into the following sections:

▪	Overview;
▪	Key Exhibitions;
▪	Results of Operations;
▪	Liquidity and Capital Resources;
▪	Contractual Obligations;
▪	Off-Balance Sheet Arrangements;
▪	Critical Accounting Policies; and
▪	Recent Accounting Pronouncements.
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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our Bodies, Titanic, (pursuant to an intercompany agreement with RMST), Real Pirates and Pompeii exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii”, which is currently being toured by the Company.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

As of February 28, 2014, we are configured to present four different types of exhibitions, as reflected in the following table:

	Year Ended February 28, 2014
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	4	5	9
"Real Pirates"	-	1	1
"One Day in Pompeii"	-	1	1
Exhibitions under management:
"Real Pirates"	-	1	1
Total Exhibitions	7	12	19

Our touring exhibitions usually span four to six months.  As of February 28, 2014, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.  Previously the Company had an additional stationary exhibition in New York City, New York which was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord.  On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2 ½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of February 28, 2014, we had the ability to present 9 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of February 28, 2014, we had the ability to present 7 concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

Key Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with  assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia.   During fiscal 2014, 9 separate Titanic exhibitions were presented at 19 venues.

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During fiscal 2014, 6 separate Bodies exhibitions were presented at 10 venues.

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

“Pompeii: One Day in Pompeii”

During the third fiscal quarter of 2014, the Company, in partnership with the Italian Superintendence for Archaeological Heritage of Naples and Pompeii (SANP), developed a new exhibition on the story of Pompeii that features over 150 authentic artifacts on loan from the Naples National Archaeological Museum. The exhibition will be presented through June 2015.

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013.   The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During fiscal 2014, we presented 1 Pompeii exhibit.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, ("Semmel") to present an exhibition based on King Tutankhamun. The term of the Agreement is five (5) years from the opening date of the exhibition.  The exhibition, titled The Discovery of King Tut, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb.  This exhibition opened at Union Station in Kansas City on April 4, 2014.

“Extreme Dinosaurs”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Dinosaurs Unearthed Corporation to present an exhibition based on dinosaurs. The term of the Agreement is approximately 9 months from the opening date of the exhibition.  The exhibition, titled Extreme Dinosaurs, features some of the newest dinosaur discoveries from the ‘Golden Age’ of paleontology, and explores why scientists believe these dinosaurs may have had such bizarre features like horns, plates, frills and feathers. Visitors will experience some of the world’s strangest dinosaurs showcased through life-size animatronic models, skeletons, real and replicated fossils, and more.  This exhibition opened at Atlantic Station in Atlanta on March 29, 2014.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  During fiscal 2014, 2 separate Pirates exhibitions, one of which is under management, were presented at 5 venues.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has 2 new projects in development.  The Company has an option agreement in place to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.  The Company is also in development of an exhibition featuring cases of the Federal Bureau of Investigation.

Discontinued Exhibitions

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

“America I AM: The African American Imprint”

Presented in partnership with broadcaster Tavis Smiley, this unprecedented travelling museum exhibition celebrates the extraordinary impact of African Americans on our nation and the world. From the first Africans who arrived in Jamestown to the nation’s first African American President, this award-winning exhibition takes visitors from all walks of life on an emotional journey through history. Spanning 500 years, the exhibition includes artifacts, documents, multimedia, photos and music that have helped shape the nation and the way we live today. We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in March 2013.

“Dialog in the Dark”

In 2008, we further expanded our exhibition portfolio when we entered into a long-term license agreement to present an exhibition series entitled “Dialog in the Dark.”  Our “Dialog in the Dark” exhibitions were intended to provide visitors with an opportunity to experience the paradox of learning to “see” without the use of sight.   As of February 28, 2013, the Company had closed all of our “Dialog in the Dark” exhibitions and has no plans to re-open any “Dialog in the Dark” exhibitions.   All assets related to this exhibition were impaired as of February 29, 2012. In July 2013, the Company reached a termination and settlement agreement with the licensor and will no longer present this exhibition.

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

Co-Promotion Agreements

The Company was party to a co-promotion agreement with S2BN Entertainment Corporation (“S2BN”) to present certain “Bodies” touring exhibitions.  S2BN is successor in interest to Live Nation, Inc. (“Live Nation”) and CPI Entertainment Rights Inc. (“CPI”), each of which entered into co-promotion agreements with the Company in 2007.

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

In a September 25, 2009 amendment of the agreement originally entered with Live Nation, the Company finalized  our current co-promotion arrangement with S2BN (the “September 2009 Amendment”), and restated substantially the same financial terms for settling the remaining exhibitions to be co-promoted and also provided that:

▪	We obtained sole possession of and operating rights to the New York City Bodies exhibition, and retain 100% of the revenue and profits from that exhibition.

▪	We have rights to present five human anatomy exhibitions in the European, Asian and other territories previously reserved exclusively for S2BN.

We have completed our agreement with S2BN under which S2BN utilized certain Bodies specimen sets to book human anatomy exhibitions under the September 2009 Amendment. The Amendment’s restated financial terms provided that revenue from each of the remaining exhibitions would be allocated as follows (subject to certain provisions for cumulating the settlements for such remaining exhibitions): revenue is first used to reimburse the parties for their recoupable expenses; thereafter, the next $700 thousand of revenue are split in a percentage ratio favoring S2BN and finally, all remaining revenues are split in a percentage ratio favoring the Company.

Results of Operations

An analysis of our consolidated statements of operations for fiscal 2014 and fiscal 2013, with percent changes from 2013 to 2014 is as follows:

	Analysis of Consolidated Statements of Operations
	2014	2013	% Change
	(In thousands except percentages and per share data)

Revenue	$29,348	$39,465	(25.6)%
Cost of revenue (exclusive of depreciation and amortization)	15,368	18,745	(18.0)%
Gross profit	13,980	20,720	(32.5)%
Gross profit as a percent of revenue	47.6%	52.5%

Operating expenses	14,731	17,997	(18.1)%
Income/(loss) from operations	(751)	2,723	(127.6)%

Other expense	(190)	(577)	(67.1)%

Income/(loss) before income tax	(941)	2,146	(143.8)%

Income tax expense/(benefit)	(163)	279	(158.4)%
Effective tax rate	-17.3%	13.0%

Net income/(loss)	(778)	1,867	(141.7)%
Less: Net income/(loss) attributable to non-controlling interests	(64)	(83)	(22.9)%
Net income/(loss) attributable to the shareholders' of Premier Exhibitions, Inc.	$(714)	$1,950	(136.6)%

Net income/(loss) per share
Basic income/(loss) per share	$(0.01)	$0.04
Diluted net income/(loss) per share	$(0.01)	$0.04

Revenue.  During the year ended February 28, 2014, revenue decreased by $10.1 million or 25.6% compared to prior year.  The following table illustrates revenue for fiscal 2014 and fiscal 2013.

	Revenue
	2014	2013
	(in thousands)
Exhibition Revenue
Admissions revenue	$18,854	$25,450
Non-refundable license fees for current exhibitions	4,039	4,134
Total Exhibition revenue	22,893	29,584
Merchandise and Other	5,747	8,988
Management fee	708	819
Licensing fee	-	74
Total Revenue	$29,348	$39,465

Key Non-financial Measurements
Total number of exhibitions presented	32	34
Semi-permanent exhibitions presented	7	8
Partnered exhibitions presented	18	23
Exhibitions rented to promoters or museums	7	3
Total operating days for semi-permanent, partner and rented exhibitions	4,868	5,355
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,582	2,596
Average attendance per day for semi-permanent and partnered exhibitions presented	379	485
Average ticket price for semi-permanent and partnered exhibitions presented	$14.74	$15.50
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.23	$3.44

Semi-permanent exhibitions:
Total operating days	2,224	2,208
Total attendance (in 000's)	736	943
Average attendance per day	331	427
Average ticket price	$20.63	$22.16
Average retail per attendee	$3.56	$3.29

These key non-financial measurements do not include exhibitions under management.

Exhibition revenue decreased $6.7 million to $22.9 million mainly driven by a decrease in attendance at the Company’s exhibits.  During the year ended February 28, 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $4.1 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 32 exhibits presented, the Company experienced a corresponding decrease in attendance from 2.6 million in fiscal 2013 to 1.6 million in fiscal 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, the 100th anniversary of Titanic during fiscal year 2013, and the increase in exhibitions rented to promoters and museums. Exhibitions rented to promoters and museums are generally on a flat rate fee and not a per ticket fee and so do not transmit their attendance, so these venues are not included in our attendance numbers. Revenue from semi-permanent exhibitions was 60.6% of total revenue in fiscal 2014, compared to 59.4% for fiscal 2013. These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $3.2 million to $5.7 million for the year ended February 28, 2014.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013, both of which provided significant merchandising revenue.  In addition, average retail per attendee for semi-permanent and partnered exhibitions decreased 5.8% from fiscal 2013 to fiscal 2014.

During fiscal year ended 2014, 1 touring exhibition related to “Bodies” was promoted by S2BN, under the Co-promotion agreement compared to 2 touring exhibitions in fiscal 2013.

Cost of Revenue.  During fiscal year 2014, cost of revenue as a percent of revenue was 52.4% as compared to 47.5% for fiscal year 2013, as reflected in the following table.

	Cost of Revenue
	2014	2013	% Change
	(in thousands, except percentages)
Exhibition costs

Production	$785	$598	31.3%
Operating Expenses	8,191	9,290	(11.8)%
Marketing	4,138	5,401	(23.4)%
	13,114	15,289	(14.2)%
Exhibition expense as percent of exhibition revenue	57.3%	51.7%

Cost of merchandise	2,254	3,456	(34.8)%
Cost of merchandise as percent of merchandise revenue	39.2%	38.5%
Total	$15,368	$18,745	(18.0)%
Percent of total revenue	52.4%	47.5%

Our exhibition costs of $13.1 million, decreased 14.2% or $2.2 million compared to the prior year, due mainly to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy.  Our cost of revenue as percentage of revenue increased due mainly to our fixed expenses staying relatively flat as revenue decreased.

Cost of merchandise as a percent of merchandise revenue increased from 38.5% in fiscal year 2013 to 39.2% in fiscal year 2014 due higher labor costs as a percentage of sales.

Gross Profit.  During the year ended February 28, 2014, our total gross profit decreased by $6.7 million or 32.5% as compared to the prior fiscal year. Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating Expenses.  Operating expense decreased by 18.1% during fiscal 2014 compared to fiscal 2013.  The following table illustrates operating expenses and percentage changes for fiscal 2014 vs. fiscal 2013:

	Operating expenses
	2014	2013	% Change
	(in thousands, except percentage data)

General and administrative	$12,761	$14,647	(12.9)%
Depreciation and amortization	4,150	3,525	17.7%
Net (gain)/loss on disposal of assets	(115)	134	(185.8)%
Write-off of assets	798	-	100.0%
Gain on note payable fair market value adjustment	(2,566)	-	(100.0)%
Contract and legal settlements	(297)	(309)	(3.9)%
Total	$14,731	$17,997	(18.1)%

General and administrative.  General and administrative (“G&A”) expense decreased by $1.9 million, as reflected in the following table:

	2014	2013	Increase (decrease)
	(in thousands)
Exhibition expense	$461	$531	$(70)
Artifact expense	180	151	29
Compensation	6,117	7,385	(1,268)
Employee benefits	159	179	(20)
Insurance	829	790	39
Office expense	1,600	1,353	247
Travel	422	394	28
Professional fees	2,299	2,657	(358)
Stock compensation	231	866	(635)
Bad debt expense	67	14	53
Other	396	327	69
	$12,761	$14,647	$(1,886)

As reflected by the table above, the significant decrease in G&A expense related to compensation, stock compensation expense and professional fees expense.

Depreciation and Amortization. Depreciation and amortization increased by $625 thousand to $4.2 million.  The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii and Pirates exhibitions.

Net (gain)/loss on disposal of assets. During fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $115 thousand.

Write-off of assets.  During fiscal 2014, we wrote-off assets of $798 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

Gain on note payable fair market value adjustment. During fiscal 2014, we recognized a gain on note payable fair market value adjustment, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7.0% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the note payable was reduced by $2.6 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

Income/(loss) from Operations.  We realized a loss from operations of $0.8 million in fiscal 2014 as compared to income from operations of $2.7 million fiscal 2013.

Other expense. We recognized interest expense of $342 thousand on our notes payable in fiscal 2014 as compared to $681 thousand during fiscal 2013.  In addition, we recognized realized losses from foreign currency translations of $137 thousand in fiscal 2014.

Income tax expense/(benefit). We recorded an income tax benefit in fiscal 2014 of $163 thousand as compared to income tax expense of $279 thousand in fiscal 2013.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income/(loss) attributable to non-controlling interest. This represents  AEG Live, LLC’s loss on its 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $0.7 million for fiscal 2014 as compared to net income of $2.0 million in fiscal 2013.

Fiscal 2014 as Compared to Fiscal 2013 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for fiscal 2014 and fiscal 2013, with percent changes from 2013 to 2014 is as follows:

	Analysis of Consolidated Statements of Operations
	2014	2013	% Change
	(In thousands except percentages)

Revenue	$29,348	$39,465	(25.6)%
Cost of revenue (exclusive of depreciation and amortization)	17,137	21,098	(18.8)%
Gross profit	12,211	18,367	(33.5)%
Gross profit as a percent of revenue	41.6%	46.5%

Operating expenses	12,818	16,599	(22.8)%
Income/(loss) from operations	(607)	1,768	(134.3)%

Other expense	(190)	(577)	(67.1)%

Income/(loss) before income tax	(797)	1,191	(166.9)%

Income tax expense/(benefit)	(108)	193	(156.0)%
Effective tax rate	-13.6%	16.2%

Net income/(loss)	(689)	998	(169.0)%
Less: Net income/(loss) attributable to non-controlling interests	(64)	(83)	(22.9)%
Net income/(loss) attributable to the shareholders' of Premier Exhibitions, Inc.	$(625)	$1,081	(157.8)%

Revenue.  During the year ended February 28, 2014, revenue decreased by $10.1 million or 25.6% compared to prior year.  The following table illustrates revenue for fiscal 2014 and fiscal 2013.

	Revenue
	2014	2013
	(in thousands)
Exhibition Revenue
Admissions revenue	$18,854	$25,450
Non-refundable license fees for current exhibitions	4,039	4,134
Total Exhibition revenue	22,893	29,584
Merchandise and Other	5,747	8,988
Management fee	708	819
Licensing fee	-	74
Total Revenue	$29,348	$39,465

Key Non-financial Measurements
Total number of exhibitions presented	32	34
Semi-permanent exhibitions presented	7	8
Partnered exhibitions presented	18	23
Exhibitions rented to promoters or museums	7	3
Total operating days for semi-permanent, partner and rented exhibitions	4,868	5,355
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,582	2,596
Average attendance per day for semi-permanent and partnered exhibitions presented	379	485
Average ticket price for semi-permanent and partnered exhibitions presented	$14.74	$15.50
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.23	$3.44

Semi-permanent exhibitions:
Total operating days	2,224	2,208
Total attendance (in 000's)	736	943
Average attendance per day	331	427
Average ticket price	$20.63	$22.16
Average retail per attendee	$3.56	$3.29

These key non-financial measurements do not include exhibitions under management.

Exhibition revenue decreased $6.7 million to $22.9 million mainly driven by a decrease in attendance at the Company’s exhibits.  During the year ended February 28, 2014, revenue was negatively affected by Hurricane Sandy which closed the Company’s “Bodies the Exhibition” and “Dialog in the Dark” exhibitions at The South Street Seaport in New York City.  This closing is estimated to have decreased revenue by approximately $4.1 million.  We do not recognize exhibition revenue for the four AEI exhibitions but instead receive a management fee for managing these properties.

With 32 exhibits presented, the Company experienced a corresponding decrease in attendance from 2.6 million in fiscal 2013 to 1.6 million in fiscal 2014. We attribute this decrease in attendance to the closing of The South Street Seaport in New York City, smaller markets booked in the current fiscal year, the 100th anniversary of Titanic during fiscal year 2013, and the increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums are generally on a flat rate fee and not a per ticket fee and so do not transmit their attendance, so these venues are not included in our attendance numbers.  Revenue from semi-permanent exhibitions was 60.6% of total revenue in fiscal 2014, compared to 59.4% for fiscal 2013. These comparisons exclude the exhibitions under management.

Merchandise revenue decreased $3.2 million to $5.7 million for the year ended February 28, 2014.  Merchandise revenue decreased due to a decrease in attendance at our venues and the closure of “Tutankhamun and the Golden Age of the Pharaohs” and “Cleopatra: The Exhibition” exhibitions in January of 2013, both of which provided significant merchandising revenue. In addition, average retail per attendee for semi-permanent and partnered exhibitions decreased 5.8% from fiscal 2013 to fiscal 2014.

During fiscal year ended 2014, 1 touring exhibition related to “Bodies” was promoted by S2BN, under the Co-promotion agreement compared to 2 touring exhibitions in fiscal 2013.

Cost of Revenue.  During fiscal year 2014 cost of revenue as a percent of revenue was 58.4%, as compared to 53.5% for fiscal 2013, as reflected in the following table:

	2014	2013	% Change
	(In thousands except percentages)
Exhibition costs

Production	$785	$598	31.3%
Operating Expenses	9,960	11,643	(14.5)%
Marketing	4,138	5,401	(23.4)%
	14,883	17,642	(15.6)%
Exhibition expense as percent of exhibition revenue	65.0%	59.6%

Cost of merchandise	2,254	3,456	(34.8)%
Cost of merchandise as percent of merchandise revenue	39.2%	38.5%
Total	$17,137	$21,098	(18.8)%
Cost of revenue as a percent of total revenue	58.4%	53.5%

Our exhibition costs of $14.9 million, decreased 15.6% or $2.8 million compared to the prior year, due mainly to a decrease in marketing expense.  In addition, operating expenses decreased because of the closure of the South Street Seaport location due to Hurricane Sandy. Our cost of revenue as percentage of revenue increased due mainly to our fixed expenses staying relatively flat as revenue decreased.

Cost of merchandise as a percent of merchandise revenue increased from 38.5% in fiscal 2013 to 39.2% in fiscal 2014 primarily due higher labor costs as a percentage of sales.

Gross Profit.  During the year ended February 28, 2014, our total gross profit decreased by $6.2 million or 33.5% as compared to the prior fiscal year. Our gross profit decreased primarily due to the decrease in exhibition and merchandise revenue as outlined above.

Operating Expenses.  Operating expense decreased by 22.8% in fiscal 2014 compared to fiscal 2013.  The following table illustrates operating expenses and percentage changes for fiscal 2014 vs. fiscal 2013:

	2014	2013	% Change
	(In thousands except percentages)

General and administrative	$11,567	$13,355	(13.4)%
Depreciation and amortization	4,097	3,419	19.8%
Net (gain)/loss on disposal of assets	(115)	134	(185.8)%
Write-off of assets	132	-	100.0%
Gain on note payable fair market value adjustment	(2,566)	-	(100.0)%
Contract and legal settlements	(297)	(309)	(3.9)%
Total	$12,818	$16,599	(22.8)%

General and Administrative Expense. The significant decrease in G&A expense related to compensation, stock compensation expense and professional fees expense.

Depreciation and Amortization. Depreciation and amortization increased by $678 thousand to $4.1 million.  The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii and Pirates exhibitions.

Net (gain)/loss on disposal of assets. During fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $115 thousand.

Write-off of assets.  During fiscal 2014, we wrote-off assets of $132 thousand.  This write-off represents assets long-term development costs related to an exhibition that was under development but terminated by the Company.

Gain on note payable fair market value adjustment. During fiscal 2014, we recognized a gain on note payable fair market value adjustment, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 7.0% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation the note payable was reduced by $2.6 million to reflect the fair value of the note payable, which resulted in this corresponding gain.

Income/(loss) from Operations.  We realized a loss from operations of $0.6 million in fiscal 2014 as compared to income from operations of $1.8 million in fiscal 2013.

Other expense. We recognized interest expense of $342 thousand on our notes payable in fiscal 2014 as compared to $681 thousand during fiscal 2013.  In addition, we recognized realized losses from foreign currency translations of $137 thousand in fiscal 2014.

Income tax expense/(benefit). We recorded an income tax benefit in fiscal 2014 of $108 thousand as compared to income tax expense of $193 thousand in fiscal 2013.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income/(loss) attributable to non-controlling interest. This represents AEG Live, LLC’s loss on its 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $0.6 million for the year ended February 28, 2014 as compared to net income of $1.1 million for the year ended February 28, 2013.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for fiscal 2014 and fiscal 2013, with percent changes from 2013 to 2014 is as follows:

	2014	2013	% Change
	(In thousands except percentages)

Revenue	$1,769	$2,353	(24.8)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	-%
Gross profit	1,769	2,353	(24.8)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	1,913	1,398	36.8%
Income/(loss) from operations	(144)	955	(115.1)%

Other income	-	-	-%

Income/(loss) before income tax	(144)	955	(115.1)%

Income tax expense/(benefit)	(55)	86	(164.0)%
Effective tax rate	-38.2%	9.0%

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(89)	$869	(110.2)%

Revenue.  During the fiscal year 2014, total revenue decreased by $584 thousand, or 24.8%, to $1.8 million compared the fiscal year 2013, due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $17.7 million from $23.5 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 24.8% decrease in revenue discussed above.

Operating Expenses. Operating expenses increased 36.8% during fiscal 2014 as compared to fiscal 2013 due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets.

Income tax expense/(benefit). We recorded an income tax benefit for fiscal 2014 of $55 thousand as compared to income tax expense of $86 thousand for fiscal 2013.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.  The fiscal 2013 income tax expense relates primarily to Federal Alternative Minimum Tax and state income taxes.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the year ended February 28, 2014 of $89 thousand compared to net income of $869 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the fiscal year ended 2014 and 2013:

Selected cash flow information:
	2014	2013

Net cash provided by operating activities	$483	$5,314
Net cash used in investing activities	(2,939)	(1,125)
Net cash used in financing activities	(512)	(153)
Effects of exchange rate changes on cash and cash equivalents	9	13
Net increase/(decrease) in cash and cash equivalents	$(2,959)	$4,049

Cash flows provided by operating activities

For the fiscal year ended February 28, 2014, cash provided by operating activities was $0.5 million as compared to $5.3 million in the prior year.  The decrease in cash flow from operating activities is mainly due to a decrease in net income of $2.6 million, which includes a noncash gain on the note payable fair market value adjustment of $2.6 million, an increase in prepaid expenses of $1.2 million, and an increase in deferred revenues of $0.7 million.  These amounts were partially offset by a decrease in other assets of $0.7 million and a noncash write-off of assets of $0.8 million.

We currently do not have access to a revolving credit facility.  As of April 30, 2014, our cash balance was $4.2 million.  During fiscal 2012, the Company entered into an agreement with Lincoln Park Capital Fund, LLC, whereby the Company may access additional funds for working capital or other initiatives.  This agreement is discussed in further detail under “Capital Resources” below. During the years ended February 28, 2014 and 2013, we did not sell shares to Lincoln Park Capital, LLC (“LPC”).  During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC (“LPC”) at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. The Company cannot currently sell stock to Lincoln Park Capital Fund, LLC under the Purchase Agreement since its stock price is below $1.00.

The Company believes that its existing cash balances and cash flow from operations are sufficient to fund current operations for the next twelve months but insufficient cash to fund growth initiatives and new content development. While the Company has undertaken efforts to reduce expenses we may not be able to make capital investments needed to improve existing exhibits and/or develop new exhibits without access to additional funds.

Cash flows used in investing activities

Cash used in investing activities was $2.9 million for fiscal year 2014 compared to $1.1  million in the prior year.  Of the cash used in investing activities the majority was used in the purchase of property and equipment of $3.1 million and $1.1 million for fiscal 2014 and 2013, respectively.  The investment in property and equipment in fiscal 2014 relates primarily to the opening of the Company’s Buena Park location and our new Pompeii exhibition.  In fiscal 2013, the investment in property and equipment relates primarily to assets purchased for our Pirates exhibition which opened in March 2013 and new office equipment.  For fiscal 2014, this was partially offset by proceeds from the disposal of assets of $143 thousand.  In the prior year, cash of $125 thousand was used for the acquisition of the assets of Exhibit Merchandising, LLC.

Cash flows used in financing activities

Cash used in financing activities for fiscal 2014 was $512 thousand compared to cash used in financing activities of $153 thousand in the prior year.  Of the cash used in financing activities the majority was used for the purchase of treasury stock of $534 thousand and repayment of notes payable of $130 thousand for fiscal 2014.  This was partially offset by proceeds from the exercise of stock options.  Cash used in financing activities in the prior year relates to the repayment of notes payable of $758 thousand and purchase of treasury stock of $145 thousand which was partially offset by proceeds related to the exercise of stock options and warrants.

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC.  The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date.  However, we cannot sell shares under this agreement if our share price is below $1. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement.

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

During the years ended February 28, 2014 and 2013, we sold no shares to Lincoln Park Capital, LLC. During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and have also issued 158,632 shares as commitment shares under the Purchase Agreement.

Contractual Obligations

Lease Arrangements

Specimens and Artifacts

The Company had non-cancellable operating leases for the rental of certain specimens used in its Bodies exhibitions. The leases were payable quarterly, and had a term of five years and five annual options to extend.  During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations.  Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions.  After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012.  During fiscal year ended 2012 another of these agreements was allowed to expire.  The Company currently has two lease agreements for specimens with expiration dates in February and March 2015 with one year options through fiscal year 2020.

The Company has a non-cancellable operating lease for certain artifacts used in its One Day in Pompeii exhibition. The leases are payable at the opening of each new venue. This agreement expires after the third Pompeii exhibition.

The Company has a non-cancellable operating lease for certain artifacts used in its Real Pirates exhibition. The leases are payable quarterly and have a term of five years. This agreement expires in March 2018.

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia.  This space, which consists of 12,874 square feet, is used for management, administration and marketing purposes.  The Company entered into an eighth amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2014 which extends the lease until May 31, 2017.

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry.  On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia.  The agreement is for a five-year term with two additional options to extend for up to an additional ten years.  For security purposes, we do not disclose the location of this property.  Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry.  On January 16, 2013, the Company entered into a 6 ½ month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.  In August 2013, the Company extended this lease through March 2015.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition.  The Company assumed a lease dated March 2011 for approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expired in August 2013.  In August 2013, the Company extended this lease to August 14, 2017.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten-year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years.  This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino.  We use the space, among other things, to present our “Bodies...The Exhibition” and “Titanic: The Experience” exhibitions.  The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008.   See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York.   This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  Specific information about the exhibitions that will be opening in the space will be released at a later date.  The lease commences with the completion of design and construction work estimated to be in the third fiscal quarter of 2015.  Total future minimum payments under this lease are approximately $45.8 million.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia.  Until March 6, 2012, we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions.  This space is currently being used to present our “Bodies...The Exhibition” and our “”Extreme Dinosaurs” exhibitions.  The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012.  On September 30, 2011, the Company entered into a first amendment to this lease.  The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expiring January 31, 2013.  On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia.  The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport - New York City, New York

On April 7, 2008, the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York.  We used the space to present our “Bodies...The Exhibition” exhibition and a “Dialog in the Dark” exhibition.  On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013.   The Company’s exhibitions at The South Street Seaport in New York City (“Seaport”) were closed at the end of October 2012 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California.  We opened the space in the second quarter of 2014 and currently present “Bodies…The Exhibition” and “Titanic: The Experience” exhibitions in the space.  The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC.  We use the space to present our “Titanic – The Experience” exhibition and dinner theatre.  The lease term is for five years and expires in September 2016.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions.  At February 28, 2014, the Company had no obligations under lease agreements its touring exhibits.

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

On November 26, 2012, the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide.  To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand.  The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company.  Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand.  The final payment of $62 thousand was made to Worldwide in December 2012.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

As of February 28, 2014, the short-term portion of the note payable was $0 and the long-term portion was $176 thousand.  The long-term portion payable relates to rental and other arrearages payable on behalf of Worldwide.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note was subsequently reduced by $3.7 million for the amount that was not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted assets held by the Company.  These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms.  During fiscal 2014, the Company, using Level 3 inputs based upon FASB ASC 820, updated the expected future cash flows of the exhibitions and discounted the cash flows at 7.0% to estimate the future payment to AEG Live, LLC based upon the note agreement.  As a result of this review, the note payable was reduced by $2.6 million to reflect the updated estimated future payments under the note agreement.  This amount is included in the consolidated statement of operations as a gain on note payable fair market value adjustment.   In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees are not impaired.  As of February 28, 2014, the balance sheet reflects the short-term portion of the note payable at $170 thousand and the long-term portion at $950 thousand, including accrued interest. In March 2014, the Company paid $300 thousand and purchased the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.

On April 17, 2014, PEM and AEG terminated the Promissory Note. As part of the termination of the Promissory Note, PEM and AEG entered into a Revenue Payment Agreement providing for modified future payments to AEG with respect to bookings of acquired exhibitions.  Pursuant to the Revenue Payment Agreement, going forward PEM will make payments to AEG equal to (a) 90% of net revenues from future bookings and (b) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented.   “Net Revenues” are determined after deduction by PEM of the direct expenses of operating the exhibitions.  Pursuant to the Revenue Payment Agreement, AEG will pay to PEM a management fee of 10% of gross revenues (after deducting any booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $500,000 in calendar year 2014; and $125,000 in calendar years 2015 and 2016.

Capital lease obligations

The Company leases certain computer and security equipment under capital leases.  As of February 28, 2014, the balance sheet reflects the short-term portion of capital lease obligations of $39 thousand and the long-term portion of $61 thousand.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments as of February 28, 2014, assuming we do not exercise any of our options to extend (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Specimen and artifact fixed rentals	$1,661	$1,570	$60	$31	$-	*
Real estate operating leases	17,220	4,454	8,010	4,756	-	**
Capital lease obligations	100	39	48	13	-
Interest payable on capital lease obligation	11	6	5	-	-
Notes payable	1,296	170	979	147	-
Interest payable on notes payable	200	66	119	15	-
Equipment leases	180	47	82	51
Total	$20,668	$6,352	$9,303	$5,013	$-

*The specimen and artifact licenses fees included certain per ticket fees which are not included above.

**Amounts have been reduced by sublease rental income of $300 thousand for fiscal years 2015-2018 and $125 thousand for fiscal year 2019. Amounts related to the New York City lease signed on April 9, 2014 are not included.

Titanic Artifact Sale Transaction Costs

The Company was party to a Consignment Agreement with Guernsey's auction house to sell the Company's Titanic artifacts and related intellectual property.  If and when a transaction is closed, the Company would be required to pay Guernsey's a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement was entered into thereafter.  The actual amount of the commission would have depended on the sale price, identity of the purchasing party and the date when the sale was closed.   The obligation to pay a fee to Guernsey for a Titanic artifact sale has ended pursuant to the terms of the agreement.  In addition, if a transaction to sell the Titanic artifact collection was closed, the Company may have been required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed.  The obligation to pay a transaction bonus to Mr. Davino has ended.  In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed. Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in fiscal 2014.  This write-off is included in the consolidated statements of operations as write-off of assets.

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

(i) Exhibition Revenue

The Company recognizes exhibition revenue for exhibits when earned and reasonably estimable. The exhibition agreements may have a fixed fee, may be based on a percentage of gross profit, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

▪	persuasive evidence of an exhibition arrangement with a customer exists;

▪	the exhibition is complete and in accordance with the terms of the arrangement;

▪	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

▪	the arrangement fee is fixed or determinable; and

▪	collection of the arrangement fee is reasonably assured.

If all of the conditions as outlined above are not met, revenue is recorded as deferred revenue until all conditions are met.

Exhibition Revenue is primarily comprised of the following:  Admissions, Licensing, and Audio Tour Revenue. All revenues are shown net of any applicable sales or use taxes.

Admissions Revenue

Admissions revenue includes ticket sales from the Company’s semi-permanent exhibitions and partner gross profit distribution.

Revenue from the semi-permanent exhibitions is derived from ticket sales at venues operated solely by the Company.  The revenue is recorded upon the customer’s ticket purchase.  Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

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

(ii)  Merchandise and Other Revenue

Merchandise revenue includes self- run and the Company’s share of independent partner merchandise gross profit.  Revenues from the Company’s semi-permanent exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.

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

When we test for impairments, the valuation techniques used to determine the value of our exhibition licenses are based on unobservable inputs (Level 3 per ASC 820). Based upon the results of our impairment tests in fiscal 2014 and fiscal 2013 impairments were $0 thousand versus $0 thousand.

(c) Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and 2013 and determined that there was no impairment.

Acquired intangible assets with finite lives, including future rights fees, are amortized over their estimated useful lives and reflected in the Depreciation and Amortization line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended February 28, 2014 and February 28, 2013.

(d) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 28, 2014 and February 28, 2013, the Company established a valuation allowance of $11.7 million and $11.3 million, respectively against all net deferred tax assets.

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

 (e) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation.   The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period.   Stock compensation expense of $231 thousand and $866 thousand for fiscal 2014 and 2013, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations.

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

Warrants.  The Company has granted warrants under various service agreements.  None of these agreements are outstanding at February 28, 2014.

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

Recent Accounting Pronouncements

Recently Issued

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists in Accounting Standards Update 2013-11 (ASU 2013-11

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The provisions of the guidance will be effective for us beginning in the first fiscal quarter of 2015. The Company does not expect the adoption of this accounting pronouncement to have a material impact on our disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity Update 2014-08 (ASU 2014-08)

In April of 2014, FASB issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. The adoption of the pronouncement is not anticipated to have a material impact on our consolidated financial statements.  This accounting update is effective for annual and interim periods beginning after December 15, 2014 and is to be applied prospectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the Company) as of February 28, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. We have also audited the accompanying consolidated financial statement schedule for the years ended February 28, 2014 and 2013 listed in the index at Item 15.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2014 and 2013 and the consolidated results of their operations, comprehensive income (loss) and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014, included in Management’s Report on Internal Control Over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
May 28, 2014

Premier Exhibitions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	February 28,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$3,434	$6,393
Certificates of deposit and other investments	407	407
Accounts receivable, net of allowance for doubtful accounts of $392 and $325, respectively	1,331	1,370
Merchandise inventory, net of reserve of $17 and $25, respectively	1,206	1,205
Deferred income taxes	-	8
Income taxes receivable	263	167
Prepaid expenses	2,012	1,177
Other current assets	381	562
Total current assets	9,034	11,289

Artifacts owned, at recovery cost	2,901	2,933
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $19,799 and $17,333, respectively	9,287	9,280
Exhibition licenses, net of accumulated amortization of $5,857 and $5,664, respectively	1,841	2,034
Film, gaming and other application assets, net of accumulated amortization of $1,101 and $475, respectively	2,233	2,858
Other receivable, net of allowance for doubtful accounts of $892 and $574, respectively	-	34
Goodwill	250	250
Future rights fees, net of accumulated amortization of of $438 and $0, respectively	3,942	4,380
Restricted assets	-	3,618
Deferred income taxes	302	-
Long-term exhibition costs	215	843
Subrogation rights	250	250
Total Assets	$30,256	$37,770

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,301	$4,146
Income taxes payable	-	175
Deferred revenue	3,076	2,363
Deferred income taxes	302	-
Current portion of capital lease obligations	39	24
Current portion of notes payable, net of discount of $66 and $362, respectively	170	5,080
Total current liabilities	6,888	11,788

Long-Term liabilities:
Lease abandonment	1,440	1,903
Deferred income taxes	-	8
Long-term portion of capital lease obligations	61	83
Long-term portion of notes payable, net of discount of $134 and $340, respectively	1,126	2,629
Total long-term liabilities	2,627	4,623

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,044,378 and 49,072,364 shares, respectively; outstanding 49,042,369 and 49,070,355 shares, respectively	5	5
Additional paid-in capital	53,822	53,807
Accumulated deficit	(35,630)	(34,916)
Accumulated other comprehensive loss	(326)	(471)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders' of Premier Exhibitions, Inc.	17,870	18,424
Equity Attributable to Non-controlling interest	2,871	2,935
Total liabilities and shareholders' equity	$30,256	$37,770

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended February 28,
	2014	2013
Revenue:
Exhibition revenue	$22,893	$29,584
Merchandise and other	5,747	8,988
Management fee	708	819
Licensing fee	-	74
Total revenue	29,348	39,465

Cost of revenue:
Exhibition costs	13,114	15,289
Cost of merchandise sold	2,254	3,456
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	15,368	18,745

Gross profit	13,980	20,720

Operating expenses:
General and administrative	12,761	14,647
Depreciation and amortization	4,150	3,525
Net (gain)/loss on disposal of assets	(115)	134
Write-off of assets	798	-
Gain on note payable fair market value adjustment	(2,566)	-
Contract and legal settlements	(297)	(309)
Total operating expenses	14,731	17,997

Income/(loss) from operations	(751)	2,723

Interest expense	(342)	(681)
Realized losses on foreign currency transactions	(137)	-
Gain on debt modification	-	81
Other income	289	23

Income/(loss) before income taxes	(941)	2,146

Income tax expense/(benefit)	(163)	279

Net income/(loss)	(778)	1,867
Less: Net loss attributable to non-controlling interest	(64)	(83)
Net income/(loss) attributable to the shareholders' of Premier Exhibitions, Inc.	$(714)	$1,950

Net income/(loss) per share:
Basic income/(loss) per common share	$(0.01)	$0.04
Diluted income/(loss) per common share	$(0.01)	$0.04

Shares used in basic per share calculations	49,219,536	48,159,918
Shares used in diluted per share calculations	49,219,536	48,560,663

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
(in thousands)

	Year Ended February 28,
	2014	2013

Net income/(loss)	$(714)	$1,950
Other comprehensive income/(loss)
Reclassification to earnings	137	-
Currency translation adjustments	9	13
Unrealized gain/(loss) on marketable securities	(1)	1
Other comprehensive income/(loss)	145	14
Comprehensive income/(loss)	(569)	1,964
Comprehensive income/(loss) attributable to non-controlling interest	-	-
Comprehensive income/(loss) attributable to Premier Exhibitions, Inc.	$(569)	$1,964

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(778)	$1,867

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,150	3,525
Lease abandonment	(463)	(494)
Gain on note payable fair market value adjustment	(2,567)	-
Realized losses on foreign currency transactions	137	-
Write-off of assets	798	-
Gain on debt modification	-	(81)
Stock based compensation	231	866
Allowance for doubtful accounts	386	382
Amortization of debt discount	324	678
Net (gain)/loss on disposal of assets	(115)	134
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(28)	6
Increase in merchandise inventory, net of reserve	(1)	(98)
(Increase)/decrease in prepaid expenses	(1,211)	82
(Increase) decrease in other assets	181	(474)
(Increase)/decrease in income taxes receivable	(96)	79
Increase in other receivable	(285)	(387)
Increase in long-term exhibition costs	(6)	(341)
Decrease in accounts payable and accrued liabilities	(712)	(677)
Increase in deferred revenue	713	75
Increase/(decrease) in income taxes payable	(175)	172
Total adjustments	1,261	3,447
Net cash provided by operating activities	483	5,314

Cash flows from investing activities:
Purchases of property and equipment	(3,114)	(1,059)
Proceeds from disposal of assets	143	3
Purchase of assets of Exhibit Merchandising, LLC	-	(125)
Purchase of certificates of deposit	-	(1)
Decrease in artifacts	32	57
Net cash used in investing activities	(2,939)	(1,125)

Cash flows from financing activities:
Purchase of treasury stock	(534)	(145)
Proceeds from option and warrant exercises	185	758
Payments on notes payable	(130)	(758)
Payments on capital lease obligations	(33)	(8)
Net cash used in financing activities	(512)	(153)

Effects of exchange rate changes on cash and cash equivalents	9	13

Net increase/(decrease) in cash and cash equivalents	(2,959)	4,049
Cash and cash equivalents at beginning of year	6,393	2,344
Cash and cash equivalents at end of year	$3,434	$6,393

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$341	$61
Cash paid during the period for taxes	$108	$29
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain/(loss) on marketable securities	$(1)	$1
Assets purchased with notes payable and equity in Premier Exhibitions Management, LLC	$-	$14,451
Purchases of property and equipment under capital leases	$26	$115

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Years Ended February 28, 2014 and February 28, 2013
(in thousands except for number of shares)

	Common Stock		Additional		Accumulated Other	Treasury	Premier
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stock, at Cost	Shareholders' Equity	Non-controlling Interest

Balance, February 29, 2012	47,881,918	$5	$52,479	$(36,866)	$(485)	$(1)	$15,132	$-

Common stock issued for exercise of options and warrants	976,051	-	758	-	-	-	758	-

Issuance of Restricted Stock	265,233	-	-	-	-	-	-	-

Purchase of Treasury Stock	(52,847)	-	(145)	-	-	-	(145)	-

Stock compensation costs	-	-	715	-	-	-	715	-

Equity to AEG Live, LLC	-	-	-	-	-	-	-	3,018

Net income/(loss)	-	-	-	1,950	-	-	1,950	(83)

Foreign currency translation income					13		13	-

Unrealized gain on marketable securities	-	-	-	-	1	-	1	-

Balance, February 28, 2013	49,070,355	$5	$53,807	$(34,916)	$(471)	$(1)	$18,424	$2,935

Common stock issued for exercise of options	267,949		185	-	-	-	185	-

Issuance of Restricted Stock	104,909		-	-	-	-	-	-

Purchase of Treasury Stock	(400,844)		(534)	-	-	-	(534)	-

Stock compensation costs	-		364	-	-	-	364	-

Net loss	-		-	(714)	-	-	(714)	(64)

Reclassification to earnings	-		-	-	137	-	137	-

Foreign currency translation income	-		-	-	9	-	9	-

Unrealized loss on marketable securities	-		-	-	(1)	-	(1)	-

Balance, February 28, 2014	49,042,369	$5	$53,822	$(35,630)	$(326)	$(1)	$17,870	$2,871

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

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 8% of our revenues for the year ended February 28, 2014 compared with 3% for the year ended February 28, 2013 resulted from exhibition activities outside the U.S.     Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011, to manage all of the Company’s exhibition operations (exhibition division).  This includes the operation and management of our Bodies, Titanic, Pirates and Pompeii exhibitions.  PEM will also pursue “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii”, which is currently being toured by the Company.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

The Company recognizes exhibition revenue for exhibits when earned and reasonably estimable. The exhibition agreements may have a fixed fee, may be based on a percentage of gross profit, or a combination of the two. A variable fee arrangement may include a nonrefundable or recoupable guarantee paid in advance or over the exhibition period. The following are the conditions that must be met in order to recognize revenue:

▪	persuasive evidence of an exhibition arrangement with a customer exists;

▪	the exhibition is complete and in accordance with the terms of the arrangement;

▪	the exhibition period of the arrangement has begun and/or the customer can begin its exploitation, exhibition or sale;

▪	the arrangement fee is fixed or determinable; and

▪	collection of the arrangement fee is reasonably assured.

If all of the conditions as outlined above are not met, revenue is recorded as deferred revenue until all conditions are met.

Exhibition Revenue is primarily comprised of the following:  Admissions, Licensing, and Audio Tour Revenue.  All revenues are shown net of any applicable sales or use taxes.

Admissions Revenue

Admissions revenue includes ticket sales from the Company’s semi-permanent exhibitions and partner gross profit distribution.

Revenue from the semi-permanent exhibitions is derived from ticket sales at venues operated solely by the Company.  The revenue is recorded upon the customer’s ticket purchase.  Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

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

Merchandise revenue includes self- run and the Company’s share of independent partner merchandise gross profit.  Revenues from the Company’s semi-permanent exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.

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

(c) Certificates of Deposit

Certificates of deposit (the “Certificates”) amount to $406 thousand at February 28, 2014 and are carried at cost plus accrued interest and mature in July and August 2014.   The Certificates are issued by one bank and currently exceed federally insured limits of $250 thousand.  The Company has not experienced any losses in these Certificates and performs periodic evaluation of the relative credit standings of the bank.

(d) Accounts Receivable

Accounts receivable represent presenting partner and other obligations due under normal trade terms.  The Company regularly evaluates the need for an allowance for uncollectible accounts for accounts receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay.  In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables.  The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible.  The Company’s bad debt expense for fiscal 2014 and fiscal 2013 was $67 thousand and $14 thousand, respectively.  The Company’s ending bad debt allowance for fiscal year end 2014 and 2013 was $392 thousand and $325 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.

(e) Merchandise Inventory

Merchandise inventory consists of finished goods purchased for resale at our exhibitions.  Inventory cost is determined based on purchase price and is carried at the lower of cost or market value.  The Company accounts for all inventories based on the average cost method.    Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization.  The Company’s inventory obsolescence expense for fiscal 2014 and fiscal 2013 was $95 thousand and $120 thousand, respectively.

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
•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”).  The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $257 thousand, including interest income.

 (i) Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the following estimated lives of the related assets.

Exhibitry (years)	3	-	5
Vehicles (years)		5
Tools and equipment (years)		5
Computers and software (years)		3
Furniture and fixtures (years)		5
Leasehold improvements		Shorter of useful life of asset or remaining lease term

The Company had $29.1 million and $26.6 million in property and equipment at February 28, 2014 and 2013, respectively.  Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $2.9 million and $3.0 million for fiscal 2014 and 2013, respectively.  Accumulated depreciation totaled $19.8 million and $17.3 million at February 28, 2014 and 2013, respectively.  During the year ended February 28, 2014 the Company disposed of property and equipment resulting in a gain on disposal of $115 thousand.  During the year ended February 28, 2013, the Company disposed of property and equipment resulting in a loss on disposal of $134 thousand.

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

Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions, whether there are any exhibitions planned for the future, and/or specific events that would impair recoverability.  An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs.  No such impairment charges were recorded during fiscal 2014 or 2013.  Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.

(k) Long-term exhibition costs

Long-term exhibition costs are costs associated with exhibitions that have a useful life of greater than one year.  These costs are expensed over the length of the exhibitions contract or five years whichever is shorter.  These costs are reviewed annually for impairment.

(l) Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and 2013 and determined that there was no impairment.

Acquired intangible assets with finite lives, including future rights fees, are amortized over their estimated useful lives and reflected in the Depreciation and Amortization line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended February 28, 2014 and February 28, 2013.

 (m) Restricted assets

Restricted assets are amounts held to repay AEG Live, LLC under the promissory note and are not available for use by the Company.

(n) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 28, 2014 and 2013, the Company established a valuation allowance of $11.7 million and $11.3 million, respectively, against all net deferred tax assets.

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

(o) Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed based on the weighted-average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include non-qualified stock options and non-vested share awards.  The computation of dilutive shares outstanding excludes the out-of-the-money non-qualified stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

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

(q) Operating Leases

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

 (r) Consolidation

The Company consolidates its wholly owned subsidiaries and eliminates all significant intercompany activity.

 (s) Other Taxes

The Company incurs and remits certain taxes assessed by governmental authorities on revenue producing transactions, such as sales taxes.  The Company’s revenue is presented net of sales taxes in its Consolidated Statement of Operations.

(t) Advertising Costs

In the course of the Company’s business we incur advertising costs in order to promote our exhibitions.  Advertising costs are budgeted for each temporary exhibition prior to its opening and the costs are expensed over the life of the exhibit.  Costs incurred above or below budget are adjusted for as incurred.  For permanent exhibitions, advertising is expensed as incurred.  For fiscal 2014 and 2013, the Company incurred marketing and advertising expense of $4.1 million and $5.4 million, respectively, which is included in Exhibition costs on the Company’s Consolidated Statements of Operations.

(u) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation.   The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period.   Stock compensation expense of $231 thousand and $866 thousand for fiscal 2014 and 2013, respectively, is included in General and administrative expenses in the Consolidated Statements of Operations of this amount ($133) thousand and $151 thousand is expense related to Stock Appreciation Rights for fiscal 2014 and 2013, respectively.

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

Warrants.  The Company granted warrants under various service agreements.  Warrants related to one of these agreements entered into March 2008 remained outstanding at February 28, 2013.  If assumptions change during the life of the awards’ vesting period, the Company may modify or reverse the related stock compensation expense in accordance with current FASB guidance.  The Company has experienced a reversal of stock compensation expense in prior years related to forfeitures of options and RSUs in instances where forfeitures were not anticipated or incorporated into the stock compensation expense calculation.

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

(v) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010.  With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams.  The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website.  Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011.  Beginning in fiscal 2013, the 3D and 2D film and gaming and other application assets were placed into service at our exhibitions and are being amortized over a five year useful life.  See Note 6. 2010 Expedition to Titanic Wreck Site for further details.

(w) Fair Value Measurements

The Company is required to categorize its financial assets and liabilities into a three level hierarchy based on the priority of inputs to the valuation technique in accordance with ASC 820, “Fair Value Measurements and Disclosures”.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

•	Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.
•
Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.  Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;
b) Quoted prices for identical or similar assets or liabilities in non-active markets;
c) Inputs other than quoted market prices that are observable; and
d) Inputs that are derived principally from or corroborated by observable market data through correlation or other means.
•
Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

Note 3. Recent Accounting Pronouncements

Recently Issued

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists in Accounting Standards Update 2013-11 (ASU 2013-11)

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The provisions of the guidance will be effective for us beginning in the first fiscal quarter of 2015. The Company does not expect the adoption of this accounting pronouncement to have a material impact on our disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity Update 2014-08 (ASU 2014-08)

In April of 2014, FASB issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. The adoption of the pronouncement is not anticipated to have a material impact on our consolidated financial statements.  This accounting update is effective for annual and interim periods beginning after December 15, 2014 and is to be applied prospectively.

Note 4.  Balance Sheet Details

The composition of cash and cash equivalents, certificates of deposits, and other investments is as follows (in thousands):

	February 28, 2014	February 28, 2013

Cash and cash equivalents:
Cash	$3,434	$6,393
Total	$3,434	$6,393

Certificates of deposit and other investments:
Certificates of deposit	$406	$405
Marketable securities, available-for-sale	1	2
Total	$407	$407

Marketable securities, available-for-sale, are carried at fair market value, based on quoted market price for identical assets in an active market, and accordingly, are categorized as Level 1 assets in accordance with ASC 820, “Fair Value Measurements and Disclosures”.  Cost basis of marketable securities, available-for-sale at February 28, 2014 and 2013, was $14 thousand, and related unrealized loss was $13 thousand and $12 thousand, respectively, and is reflected in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The composition of prepaid expenses is as follows (in thousands):

	February 28, 2014	February 28, 2013

Prepaid insurance	$196	$97
Prepaid licenses	554	136
Prepaid exhibit build costs	1,047	259
Prepaid transaction fees	-	586
Prepaid other operating costs	215	99
Total	$2,012	$1,177

The composition of other current assets is as follows (in thousands):

	February 28, 2014	February 28, 2013

Deposits and advances	$118	$29
Titanic trust fund	257	150
Contract and legal settlements	-	383
Other receivables	6	-
Total	$381	$562

The composition of property and equipment, which is stated at cost, is as follows (in thousands):

	February 28, 2014	February 28, 2013

Exhibitry	$15,542	$14,455
Vehicles	20	14
Tools and equipment	536	511
Office equipment	1,291	1,356
Computers and software	686	1,218
Leasehold improvements	9,804	7,523
Furniture and fixtures	1,079	1,058
Construction in progress	128	478
	29,086	26,613
Less accumulated depreciation	(19,799)	(17,333)
Property and equipment, net	$9,287	$9,280

Depreciation expense on property and equipment was $2.9 million and $3.0 million for fiscal 2014 and 2013, respectively.

The composition of accounts payable and accrued liabilities is as follows (in thousands):

	February 28, 2014	February 28, 2013
Operations	$1,153	$1,121
Professional and consulting fees payable	250	138
Payroll and payroll taxes	127	162
Bonus accrual	300	801
Contract and Legal settlements	-	15
Sales and use taxes	79	73
Exhibit build costs	-	4
Marketing costs	50	103
Merchandise	47	95
Rent	751	894
Unclaimed property	18	18
Lease abandonment, current portion	463	506
Travel and related expenses	37	57
Stock appreciation rights	18	151
Other	8	8
Total accounts payable and accrued liabilities	$3,301	$4,146

Note 5.  Artifacts

In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.  The coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered.  During fiscal 2014 and 2013, $32 thousand and $57 thousand, respectively, were deducted from artifacts.

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

	February 28, 2014	February 28, 2013
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	(1,101)	(475)
Accumulated depreciation	(645)	(421)
Expedition costs capitalized, net	$2,762	$3,612

As of February 28, 2014 and 2013, all assets are being depreciated or amortized.  The web point of presence and 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets.  The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Consolidated Balance Sheets.

Estimated depreciation and amortization expense for the 3D exhibitry, 2D and 3D film, gaming and other application and web point of presence for the remaining useful life is as follows:

Fiscal Year	Amount

2015	$797
2016	797
2017	797
2018	371
Total	$2,762

Note 7.  Stock Repurchase

During the year ended February 28, 2014, employees of the Company surrendered 13,537 shares of stock worth approximately $19 thousand to satisfy tax obligations with respect to the vesting of the restricted stock units issued. These shares were repurchased at the share price based upon the closing date on the day of vesting.

During the year ended February 28, 2013, employees of the Company surrendered 52,847 shares of stock worth approximately $145 thousand to satisfy their tax obligations with respect to the vesting of restricted stock issued pursuant to the Company’s Equity Incentive Plan.  These shares were repurchased at the share price based upon the closing date on the day of vesting.

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 1.5 million shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.   During the year ended February 28, 2014, the Company repurchased 387,307 shares at an average price of $1.31, excluding commissions, pursuant to the terms of this plan.

Note 8.  Goodwill and Other Intangible Assets

The following table presents the fiscal year 2013 activity for the Company’s goodwill (in thousands):

Goodwill:
Balance as of February 29, 2012	$-
AEI Acquisition	250
Balance as of February 28, 2013	$250

No additional goodwill was recognized in fiscal year 2014.

The composition of the Company’s exhibition licenses, as reported in Exhibition licenses on the Consolidated Balance Sheets, is as follows (in thousands):

	February 28, 2014	February 28, 2013

Anatomical specimen licenses	$6,786	$6,786
Carpathia licenses	912	912
	7,698	7,698
Less: Accumulated amortization	(5,857)	(5,664)
Exhibition licenses, net	$1,841	$2,034

From April 2004 through fiscal 2014, the Company entered into agreements to license the rights to exhibit anatomical specimens.  The aggregate amount paid for the anatomical specimen’s exhibition license agreements totaled $9.6 million. After termination of a $2.8 million agreement during fiscal 2010, the remaining $6.8 million in specimen licenses are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years.  The Company also entered into lease agreements for certain of its anatomical specimens.  As such, these agreements are accounted for as lease agreements and not as intangible assets.  See Note 15. Commitments and Contingent Liabilities for a discussion of these agreements.  The remaining useful life of these licenses as of February 28, 2014, is 3-28 years with a weighted average useful life of 8.9 years.

The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, and providing research and recovery expertise. As of February 28, 2014 and February 28, 2013 these costs were fully amortized.

The following is a summary of the changes in the carrying value for exhibition licenses in fiscal 2014 and fiscal 2013 (in thousands):

Intangibles: Exhibition licenses
Balance as of February 29, 2012	$2,228
Amortization during the year	(194)
Balance as of February 29, 2013	$2,034
Amortization during the year	(193)
Balance as of February 28, 2014	$1,841

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates” and intangible assets for certain future exhibition concepts under development (“future rights fees”).  Of these four exhibitions, the Company is currently touring only “Real Pirates”. Of these four exhibitions, the Company is currently touring only “Real Pirates”.  In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii”, which is currently being toured by the Company.

The following is a summary of the changes in the carrying value for future rights fees in fiscal 2014 and fiscal 2013 (in thousands):

Intangibles: Future rights fees
Balance as of February 29, 2012	$-
Acquisition of future rights fees	4,380
Balance as of February 28, 2013	$4,380
Amortization during the year	(438)
Balance as of February 28, 2014	$3,942

No impairments were deemed necessary during fiscal 2014 or 2013, after review of the intangible asset balances for impairment per ASC 350.

Amortization Expense

Total intangible asset amortization for license agreements totaled $0.2 million for fiscal 2014 and fiscal 2013.  Estimated aggregate amortization expense for license agreements for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount

2015	$193
2016	193
2017	188
2018	105
2019	105
Thereafter	1,057
Total	$1,841

Total intangible asset amortization for future rights fees totaled $0.4 million for fiscal year 2014. Amortization for these assets began in March 2013, the date when the first of the exhibitions related to the future rights fees opened, and are amortized on a straight-line basis for 10 years based upon the Company’s estimated life of the assets.  These rights remain the Company’s after the maturity of the AEG note payable and the Company believes it will benefit for a total of ten years from these fees.  Estimated aggregate amortization expense for future rights fees for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount
2015	$438
2016	438
2017	438
2018	438
2019	438
Thereafter	1,752
Total	$3,942

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

On November 26, 2012, the Asset Purchase Agreement was amended to accelerate the final payment to Worldwide.  To induce the Company into this agreement, Worldwide agreed to reduce the final payment by approximately $12 thousand.  The final payment was also reduced by approximately $6 thousand to repay accounts receivable owed to the Company.  Based upon the imputed interest rate of 7.6%, this represented a decrease in the note of approximately $10 thousand.  The final payment of $62 thousand was made to Worldwide in December 2012.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

As of February 28, 2014, the short-term portion of the note payable was $0 and the long-term portion was $176 thousand.  The long-term portion payable relates to rental and other arrearages payable on behalf of Worldwide.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note was subsequently reduced by $3.7 million for the amount that was not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted assets held by the Company.  These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms.  During fiscal 2014, the Company, using Level 3 inputs based upon FASB ASC 820, updated the expected future cash flows of the exhibitions and discounted the cash flows at 7.0% to estimate the future payment to AEG Live, LLC based upon the note agreement.  As a result of this review, the note payable was reduced by $2.6 million to reflect the updated estimated future payments under the note agreement.  This amount is included in the consolidated statement of operations as a gain on note payable fair market value adjustment.   In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees are not impaired.  As of February 28, 2014, the balance sheet reflects the short-term portion of the note payable at $170 thousand and the long-term portion at $950 thousand, including accrued interest. If the interest rate was changed by 2% the fair market value would change by approximately $45 thousand.  In March 2014, the Company paid $300 thousand and purchased the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.

The contractual future maturities of long-term debt as of February 28, 2014 are as follows:

Fiscal Year	Amount

2015	$236
2016	628
2017	470
2018	162
Total future minimum note payments	1,496
Less: amount of note payments representing interest	(200)
Present value of future minumum note payments	1,296
Less: Current portion of notes payable	(170)
Long-term portion of notes payable	$1,126

Capital leases

The Company leases certain computer and security equipment under capital leases.  As of February 28, 2014, the balance sheet reflects the short-term portion of capital lease obligations of $39 thousand and the long-term portion of $61 thousand.

The following table summarizes as of February 28, 2014, our minimum rental commitment under capital leases:

Fiscal Year	Amount

2015	$45
2016	32
2017	21
2018	14
Total future minimum lease payments	112
Less: amount of lease payments representing interest	(12)
Present value of future minumum lease payments	100
Less: Current obligations under capital leases	(39)
Long-term capital lease obligations	$61

Note 10. Stock Compensation

Stock Compensation.  The Company maintains certain stock compensation plans providing for incentive stock options ("ISOs"), nonqualified stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock, restricted stock units (“RSUs”), performance share units, performance shares, dividend equivalents and other awards relating to the Company's common stock.  In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 3,000,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting.  The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.

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

As of February 28, 2014, we had 1,560,830 shares available for future grants under the 2009 Plan, which is the only plan open to new grants.  As of February 28, 2014, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 1,024,702 shares of common stock if all outstanding options were exercised and restricted stock vested.

During the year ended February 28, 2014, the Company’s Chief Executive Officer and President received 150,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, pursuant to the terms of employment agreement.  These options will vest in equal annual amounts of 50,000.

During the year ended February 28, 2014, the Company’s Chief Financial Officer and Chief Operating Officer received 100,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended pursuant to the terms of employment agreement.  These options will vest in equal annual amounts of 33,333.

The grant price of the stock options was $1.78, with a fair market value at the date of grant of $0.92. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.05%, a volatility rate of 68.22%, an annual dividend rate of 0%, an expected term of 4 years which is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The stock options have an expiration date of July 13, 2018.

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

During the year ended February 28, 2014, the President of Arts and Exhibitions International, LLC and Premier Exhibitions Management, LLC received 41,716 restricted stock units pursuant to the Company’s 2009 Equity Incentive Plan, as Amended, that immediately vested.  These shares were granted in partial payment of a bonus earned pursuant to the President’s employment agreement.  He surrendered 13,537 shares of stock worth approximately $19 thousand to satisfy his tax obligations with respect to the vesting of the restricted stock units issued. These shares were given and surrendered at an average price of $1.37 per share based upon the closing date on the day of vesting.

As of February 28, 2014, the Company has accrued a liability of approximately $18 thousand for the stock appreciation rights that is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.  We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.09%, a volatility rate of 59.9%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at February 28, 2014.  Stock appreciation rights are categorized as Level 3 liabilities in accordance with ASC 820.

As of February 28, 2013, the Company has accrued a liability of approximately $151 thousand for the stock appreciation rights that is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.  We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 0.6%, a volatility rate of 90.16%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at February 28, 2013.  Stock appreciation rights are categorized as Level 3 liabilities in accordance with ASC 820.

	February 28, 2014	February 28, 2013
Fair value liability, beginning of period	$151	$-
Level 3 additions	-	151
Fair value adjustments	(133)	-
Fair value liability, end of period	$18	$151

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

During the year ended February 28, 2013, the Company’s former General Counsel and Senior Vice President Business Affairs surrendered 6,690 shares of stock worth approximately $18 thousand to satisfy his tax obligations with respect to the vesting of restricted stock units issued pursuant to the Company’s Equity Incentive Plan.  These shares were surrendered at an average price of $2.80 per share based upon the closing price of the Company’s common stock  on the day of vesting.

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

	February 28, 2014	February 28, 2013

Grant type:
Stock options	$160	$226
Restricted stock	204	489
Stock appreciation rights	(133)	151
	$231	$866

Stock Options. The fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The Company did not grant any stock options during fiscal 2013.  Fair value of stock options granted during fiscal 2014 was determined on the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

Fiscal 2014
Dividend yield	0%
Expected volatility	68%
Risk-free interest rate	1.1%
Expected lives in years	4.00

Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate.

The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $0.88 and $2.30 as of February 28, 2014 and February 28, 2013, respectively.  The aggregate intrinsic value of the stock options exercised was $0.5 million and $1.8 million for fiscal 2014 and 2013, respectively.  A summary of our stock options awarded under the plans and changes during fiscal 2014 and 2013 is presented below:

	February 28, 2014			February 28, 2013
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)
Outstanding at beginning of year	1,982,691	$2.86	$670	2,904,742	$2.18	$2,433
Granted	250,000	1.78	-	-	-	-
Exercised	(267,949)	0.69	539	(922,051)	0.69	1,766
Forfeited or expired	(1,108,078)	3.44	-	-	-	-
Outstanding at end of year	856,664	$2.48	$-	1,982,691	$2.86	$670
Exercisable at end of year	628,327	$2.87	$-	1,849,354	$2.95	$614

In addition, the Company issued stock options outside of its stock compensation plans, summarized as follows:

Stock Options Issued Outside of Plans	Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000)

Outstanding at February 29, 2012	55,000	$3.25	6.00	$-

Outstanding at February 28, 2013	55,000	$3.25	5.00	$-

Outstanding at February 28, 2014	55,000	$3.25	4.00	$-

The following table summarizes information about stock options outstanding by price range at February 28, 2014.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding at February 28, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable at February 28, 2014	Weighted- Average Exercise Price

$ .00	to	$ .50	-	-	$-	-	$-
$ .51	to	$1.00	-	-	-	-	-
$1.01	to	$2.00	550,000	2.71	1.71	266,664	1.66
$2.01	to	$3.00	-	-	-	-	-
$3.01	to	$4.00	355,000	2.25	3.65	355,000	3.65
$4.01	to	$9.93	6,663	3.75	9.93	6,663	9.93
			911,663	2.54	$2.53	628,327	$2.87

As of February 28, 2014, we had $208 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 2.14 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the years ended February 28, 2014 and February 28, 2013 was $103 thousand and $417 thousand, respectively.

Restricted Stock Activity. The Company grants restricted stock or RSUs to certain of its employees and directors.  Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant.  The fair value of restricted stock and RSUs is amortized to expense on a straight-line basis over the restricted stock and RSU vesting period.

The aggregate intrinsic value for the restricted stock outstanding in the table represents the total pretax value, based on our closing stock price of $0.88 and $2.30 as of February 28, 2014 and February 28, 2013, respectively.   The weighted average grant date fair value of the restricted stock granted was $1.22 and $2.71 during fiscal 2014 and 2013, respectively.  A summary of our restricted stock and changes during the years ended February 28, 2014 and February 28, 2013 is presented below:

Restricted Stock Issued Within Plan	Shares	Weighted Average Price	Weighted Average Contractual Life (Years)	Aggregate Intrinic Value (000)

Non-vested at February 29, 2012	192,277	$1.80	0.81	$471
Granted	154,239	2.71	1.43	202
Forfeited or expired	(11,978)	1.78	-	-
Vested or Exercised	(265,232)	2.06	-	-
Non-vested at February 28, 2013	69,306	2.72	1.02	158
Granted	149,411	1.22	0.61	125
Forfeited or expired	-	-	-	-
Vested or Exercised	(105,009)	1.28	-	135
Non-vested at February 28, 2014	113,708	$1.24	0.84	$100

As of February 28, 2014, we had $86 thousand in unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a weighted average period of 0.84 years.  The stock-based compensation expense for restricted stock was based on grant date fair value of the awards for the remaining unvested periods.  The total fair value of shares vested during fiscal 2014 and 2013 was $229 thousand and $549 thousand, respectively.

Warrants. The Company has granted warrants under various agreements.  Warrants related to such agreements entered into in March 2008 expired in fiscal year 2014.  Fair value of warrants issued under these agreements was determined based on the Black-Scholes pricing model using the following weighted-average assumptions:

Fiscal 2009

Dividend yield	0%
Expected volatility	120%
Risk-free interest rate	4.2%
Expected lives in years	5.0

A summary of warrants issued and changes during fiscal 2014 and 2013 is presented below:

	February 28, 2014		February 28, 2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	6,000	$4.57	60,000	$2.10
Issued	-	-	-	-
Exercised	-	-	(54,000)	1.82
Forfeited or expired	(6,000)	4.57	-	-
Outstanding at end of year	-	$-	6,000	$4.57
Exercisable at end of year	-	$-	6,000	$4.57

No warrants were granted during the fiscal years ended February 28, 2014 or February 28, 2013.

As of February 28, 2014, we had no unrecognized compensation cost related to non-vested warrants.  The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Stock Appreciation Rights.

On June 29, 2012, the Company granted its Chief Executive Officer 250,000 stock appreciation rights under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  Of these rights, 48,611 stock appreciation rights vested immediately, with the remainder vesting in thirty equal parts each month thereafter.  The stock appreciation rights will be settled in cash, and expire five years from the date of grant.   As of February 28, 2014, 138,893 of the stock appreciation rights have vested.  Fair value of stock appreciation rights is determined using the Black-Scholes pricing model using weighted-average assumptions including expected volatility, risk-free interest rates, and the expected life of the award.  Expected volatilities are based on the historical volatility of the Company’s common stock.  The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that stock appreciation rights granted are expected to be outstanding.  The risk free rate for periods within the expected life of the stock appreciation rights is based on the U.S. Treasury Note rate.  Fair value is recalculated at the end of each reporting period.   As of February 28, 2014 and 2013 $18 thousand and $151 thousand, respectively has been included in accounts payable and accrued liabilities and represents the liability under this plan.

Note 11.  Lease Abandonment

In 2008, the Company entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino in Las Vegas, Nevada.  The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions.  During the third quarter of fiscal 2009, the Company opened two of three exhibitions.  There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan.  During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space.  Accordingly, the Company recorded lease abandonment expense of $4.4 million during fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent.  The related long-term lease abandonment liability of $1.4 million and $1.9 million at February 28, 2014 and February 28, 2013, respectively is reflected in Lease abandonment in the Consolidated Balance Sheets. The related current portion lease abandonment liability of $0.5 million and $0.5 million at February 28, 2014 and February 28, 2013, respectively is reflected in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

On July 19, 2010, the Company entered into a sublease agreement with Image Quest Worldwide, Inc. (“Image Quest”), under which they agreed to sublease a portion of the space we lease at the Luxor to present a sports themed exhibition.  Under the terms of the agreement, Image Quest agreed to pay the Company monthly rent equal to the greater of $30 thousand or 10% of gross sales (“rental charges”) and additional charges, such as common area maintenance charges, (“additional charges”) as allocated based on square footage of the subleased area.  The Company had agreed to waive these rental charges and additional charges for August 2010 through July 2011, subject to the full performance of Image Quest under the Sublease.  For the next twenty four months of the lease term (August 2011 – July 2013), 50% of the monthly rental charges and all additional charges accrued, but were not payable to Premier until August 1, 2013, when the entire balance plus interest at 5% became due and payable in equal monthly installments over twelve months. Image Quest has defaulted on its obligations under the Sublease and as of February 28, 2014 owes the Company $892 thousand in back rent and additional charges, which is fully reserved.  The Company is considering all of its options with respect to the termination of the sublease and efforts to collect to the delinquent payments.

Note 12.  Income Taxes

A summary of the components of the provision for income taxes for fiscal 2014 and 2013 consists of the following:

	February 28, 2014	February 28, 2013

Current income tax expense/(benefit):
Federal	$(128)	$121
State	(35)	70
Foreign	-	88
Total current income tax expense/(benefit)	(163)	279
Deferred income tax expense:
Federal	-	-
State	-	-
Total deferred income tax expense	-	-
Total income tax expense/(benefit)	$(163)	$279

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 28, 2014	February 28, 2013

Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	-	2.1
Nondeductible expenses	(4.8)	1.9
Adjustments of prior year amounts	(17.3)	0.9
Change in valuation allowance	(29.2)	(34.8)
Foreign taxes, net of federal benefit	-	4.1
Other	-	4.8
	(17.3)%	13.0%

Deferred income taxes recorded on the Company's Consolidated Balance Sheets result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations. The net deferred tax asset consists of the following (in thousands):

	February 28, 2014	February 28, 2013

Current deferred assets/(liabilities):
Accrued expenses	$833	$660
Accounts receivable	119	103
Inventory	(329)	28
Other	11	5
Prepaid insurance	(68)	(34)
Current deferred tax assets	566	762
Less: valuation allowance	(868)	(754)
Net current tax asset/(liability)	$(302)	$8

Noncurrent deferred tax assets/(liabilities):
Equity compensation	2,069	$1,491
Accrued expenses	708	766
Foreign net operating loss carryforward	712	714
Federal net operating loss carryforward	6,424	2,993
State net operating loss carryforward	600	539
Contribution carryforwards	136	132
Intangible assets	691	845
Federal tax credits	752	874
Investment in subsidiary	(732)	2,789
Fixed assets	(231)	(570)
Noncurrent deferred tax assets	11,078	10,573
Less: valuation allowance	(10,827)	(10,581)
Net noncurrent deferred tax assets/(liabilities)	302	(8)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $18.9 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has performed an analysis to determine how much of these losses may be limited and the impact of such limitations is not material.

As of February 28, 2014, the Company has $697 thousand of foreign tax credits and $55 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum tax credits can be carried forward indefinitely. The Company also has approximately $19.5 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal years 2009 - 2014, and began expiring in the fiscal year ending February 28, 2014.

Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company's ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $11.7 million to offset all net deferred income tax assets. This reflects an increase of $0.4 million from the valuation allowance of $11.3 million for fiscal 2013.

Deferred tax assets relating to the tax benefits of employee stock options have been reduced to reflect exercises through the fiscal year ended February 28, 2014. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating loss carryforwards referenced above at February 28, 2014 include $301 thousand of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company's taxes payable in prior years, these tax benefits are not reflected in the Company's deferred tax assets as presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has elected to record interest and penalties as a component of General and administrative expenses on the Consolidated Statement of Operations. Interest and penalties for fiscal 2014 and 2013 were immaterial.

As of February 28, 2014, the Company has determined no liabilities for uncertain tax positions should be recorded. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months.

Revenue and Sales and Use Tax Examinations

As of February 28, 2014, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28(29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2013, 2012 and 2011 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York has completed its most recent examination of the Company’s sales and use tax returns for all periods through May 31, 2012.  The State of New York has assessed additional sales and use tax of approximately $374 thousand, including interest of $93 thousand, of which $37 thousand is accrued in the Company’s financial statements as of February 28, 2014.  The Company is appealing the remaining balance assessed by the State of New York as it relates to license payments for our Bodies exhibitions. The Company’s position is that given the terms of the license, it is prohibited from charging sales tax and if the Company cannot charge sales tax, the Company cannot charge use tax.

In addition, the specimens were donated so the value was zero; without the plastination process, the specimens could not be exhibited; the royalty payments were payments for the “know-how” associated with the plastination process (which was patented) and not rental of the specimens; the purpose of the Seller, found in the whereas clauses of the Specimen Agreement, was to “promote scientific exchange” and was not purely commercial; the NY Attorney General agrees that these were human bodies based on the 2008 Settlement Agreement. In addition, if the specimens were deemed taxable, the tax base would be minimized since the fair market value of the specimens was zero since the specimens were donated and the Agreement contains other intangibles such as “non-compete” and “right of first refusal.”

Note 13.   Net Income/(Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share.  Since the year ended February 28, 2014 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	February 28, 2014	February 29, 2013

Numerator:
Net income/(loss) attributable to the shareholders' of Premier Exhibitions, Inc.	$(714)	$1,950

Denominator:
Basic weighted-average shares outstanding	49,219,536	48,159,918
Effect of dilutive stock options and warrants	-	400,745
Diluted weighted-average shares outstanding	49,219,536	48,560,663

Net income/(loss) per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	February 28, 2014	February 28, 2013

Warrants	-	6,000
Stock options	911,663	1,145,032
Total	911,663	1,151,032

Note 14.  Employee Savings Plans

The Company sponsors the Premier Exhibitions 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code.  All employees who are at least age 21 and have completed three months of service with the Company are eligible to participate.  Effective June 1, 2012, the Plan was amended to allow for Company matching of employee contributions at a rate of 100% of up to 3% of eligible compensation and 50% for 4%-5% of employee eligible contributions.  Prior to this amendment, the Company matching of employee contributions was at a rate of 50% of up to 6% of eligible contributions.  During fiscal 2014 and 2013, the Company made $118 thousand and $104 thousand in qualified matching contributions to the Plan, respectively.

Note 15.  Commitments and Contingencies

Lease Arrangements

Specimens and Artifacts

The Company had non-cancellable operating leases for the rental of certain specimens used in its Bodies exhibitions. The leases were payable quarterly, and had a term of five years and five annual options to extend.  During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations.  Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions.  After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012.  During fiscal year ended 2012 another of these agreements was allowed to expire.  The Company currently has two lease agreements for specimens with expiration dates in February and March 2015 with one year options through fiscal year 2020.

The Company has a non-cancellable operating lease for certain artifacts used in its One Day in Pompeii exhibition. The leases are payable at the opening of each new venue. This agreement expires after the third Pompeii exhibition.

The Company has a non-cancellable operating lease for certain artifacts used in its Real Pirates exhibition. The leases are payable quarterly and have a term of five years. This agreement expires in March 2018.

Principal Executive Offices

Our principal executive office is located at 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia.  This space, which consists of 12,874 square feet, is used for management, administration and marketing purposes.  The Company entered into an eighth amendment to the lease for its principal executive office space in Atlanta, Georgia effective January 1, 2014 which extends the lease until May 31, 2017.

Warehouse Space for Artifacts and Other Exhibitry

The Company leases warehouse and lab space for the conservation, conditioning and storage of artifacts and other exhibitry. On October 12, 2011, the Company entered into a lease agreement for approximately 48,000 square feet of warehouse and lab space in Atlanta, Georgia. The agreement is for a five-year term with two additional options to extend for up to an additional ten years. For security purposes, we do not disclose the location of this property. Other storage space has been rented on a month-to-month basis, in various locations, as needed.

Warehouse Space for Exhibitry Assets

The Company leases warehouse space to store the Arts and Exhibition, LLC exhibitry. On January 16, 2013, the Company entered into a 6 ½ month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia. In August 2013, the Company extended this lease through March 2015.

Warehouse Space for Merchandise Inventory

The Company leases warehouse space for its merchandise inventory under a lease assumed as part of the Exhibit Merchandising, LLC acquisition.  The Company assumed a lease dated March 2011 for approximately 20,000 square feet of warehouse space in Statesboro, Ohio under a lease that expired in August 2013.  In August 2013, the Company extended this lease to August 14, 2017.

Luxor Hotel and Casino – Las Vegas, Nevada

On March 12, 2008, the Company entered into a ten-year lease agreement for exhibition space with Ramparts, Inc., owner and operator of The Luxor Hotel and Casino in Las Vegas, Nevada, with an option to extend for up to an additional ten years.  This lease includes approximately 36,141 square feet of space within the Luxor Hotel and Casino.  We use the space, among other things, to present our “Bodies...The Exhibition” and “Titanic: The Experience” exhibitions.  The lease commenced with the completion of the design and construction work which related to the opening of our “Bodies...The Exhibition” exhibition in August 2008 and the opening of the Titanic exhibition in December 2008.   See discussion in Note 11. Lease Abandonment regarding abandonment of a portion of the leased space.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia.  Until March 6, 2012 we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions.  This space is currently being used to present our “Bodies...The Exhibition” and our “”Extreme Dinosaurs” exhibitions.  The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012.  On September 30, 2011, the Company entered into a first amendment to this lease.  The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expired January 31, 2013.  On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia.  The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.

Seaport - New York City, New York

On April 7, 2008 the Company entered into a lease agreement for exhibition space with General Growth Properties, Inc. in New York City, New York.  We used the space to present our “Bodies...The Exhibition” exhibition and a “Dialog in the Dark” exhibition.  On July 26, 2012, the Company entered into a first amendment to the lease for an additional 12 months from January 1, 2013 through December 31, 2013 pursuant to the first amendment, the lease could be terminated by the lessor with a ninety day written notice, but not prior to June 30, 2013.   The Company’s exhibitions at The South Street Seaport in New York City (“Seaport”) were closed at the end of October 2012 due to complications from Hurricane Sandy and subsequent action by governmental authorities and the landlord.  The exhibitions remain closed.   Following Hurricane Sandy, municipal authorities ordered that the building not be reopened to the public until the landlord made the necessary repairs.  In December 2012, the landlord notified the Company that it had no estimate for the date the facility would be reopened.  On January 2, 2013, the landlord notified the Company that it intended to terminate the Company’s South Street Seaport lease on June 30, 2013.

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

“Titanic – The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC.  We use the space to present our “Titanic – The Experience” exhibition and dinner theatre.  The lease term is for five years and expires in September 2016.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions.  At February 28, 2014, the Company had no obligations under lease agreements its touring exhibits.

Lease Expense and Commitments

Lease expense charged to operations under these agreements was as follows:

	February 28, 2014	February 28, 2013

Specimen and artifact fixed rentals	$1,553	$1,646
Real estate rentals	4,576	5,087
Equipment rentals	73	67
Total rent expense	$6,202	$6,800

Aggregate minimum lease commitments at February 28, 2014, are as follows:

Fiscal Year	Amount

2015	6,071
2016	4,126
2017	4,026
2018	3,465
2019	1,373
Total	$19,061	***

***Amounts have been reduced by sublease rental income of $300 thousand for fiscal years 2015-2018 and $125 thousand for fiscal year 2019. Amounts related to the New York City lease signed on April 9, 2014 are not included.  In addition, the specimen and artifact licenses fees included certain per ticket fees which are not included above.

Legal Proceedings

The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position.  At February 28, 2014, the Company had no accrual for contract and legal settlement liabilities or legal settlements receivable.  At February 28, 2013, the Company had $15 thousand accrued for contract and legal settlement liabilities and $383 thousand in contract and legal settlements receivable.

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

In addition, the Company currently presents four types of exhibits, three of which are dependent upon license agreements in order to present the exhibitions.  If license agreements related to the Company’s “Real Pirates”, “One Day in Pompeii”, or “Bodies… The Exhibition” exhibitions are not renewed in the future, it could prevent the Company from presenting these exhibitions.

The Company currently conducts some of its business outside of the U.S.  At February 28, 2014, the Company had four of its exhibits located outside the U.S. in the Netherlands, Canada, Estonia, and Italy.

Note 16.  Related Party Transactions

Consulting Agreements

On February 2, 2009, the Company entered into a month-to-month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser provides advice and other consulting services to the Company at a rate which was originally not to exceed $20 thousand per month and amended in January 2011 not to exceed $25 thousand per month.  The Company incurred $100 thousand in expenses under this agreement for fiscal 2013.  Mr. Weiser has served as a member of the Company’s Board of Directors since August 2009 and was previously the Chief Operating Officer of Sellers Capital, LLC.  Pursuant to this consulting agreement, Mr. Weiser served as Interim Chief Financial Officer of the Company from May 17, 2011 to June 27, 2011, and served as Interim President and Chief Executive Officer until June 29, 2012 when he was named President and Chief Executive Officer and this consulting agreement was cancelled.  Prior to his appointment as Interim Chief Financial Officer, Mr. Weiser had been serving as a consultant to the Company and overseeing the Company’s finance function while the Company began conducting a search for a permanent Chief Financial Officer.

Note 17. Non-controlling Interest

Arts and Exhibitions International, LLC

On April 20, 2012, the Company’s Premier Exhibition Management LLC subsidiary and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”. The Company granted a 10% interest in Premier Exhibition Management LLC (“PEM”) to AEG Live valued at $3.0 million as part of this transaction.  The Company used Level 3 inputs based upon ASC 820 to value AEG Live’s interest in PEM.  The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the year ended February 28, 2014 and 2013, the net loss related to the non-controlling interest in PEM was $64 thousand and $83 thousand, respectively.

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC.  The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date.  However, we cannot sell shares under this agreement if our share price is below $1. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement.

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

During the year ended February 29, 2012, the Company sold 275,000 shares for $634,675 and issued 158,632 commitment shares under this agreement.  No shares were issued or sold during the years ended February 28, 2014 and 2013.

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

•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The current balance in the Reserve Fund is $257 thousand, including interest income.

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

 In August 2011, the State Department and NOAA resubmitted draft legislation to Congress.  Since that time, RMST has worked with the U.S. government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns.  The proposed legislation has not passed and for now the legislation process has stalled.

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

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen seeks a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also seeks unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. On December 18, 2013, the Company filed a counterclaim against Kingsmen Exhibits PTE, LTD. in this lawsuit.  In the counterclaim, the Company alleges that Kingsmen unlawfully competed against the Company in the development and operation of its competing Titanic exhibition. Specifically, the Company alleges that Kingsmen infringed on its copyrights by unlawfully obtaining and using the Company’s design files to build its exhibitions.  The Company seeks to enjoin Kingsmen from continuing to infringe on its rights, and for unspecified damages related to the infringement. The case is still in its early stages and the outcome of the case is not readily determinable at this time.

On February 14, 2014, SeaVentures, LTD.  filed suit against the Company in the Circuit Court for the Ninth Judicial District in Orange County, Florida.  The suit alleges that the Company breached a contract with SeaVentures under which we were required to present one or more Titanic exhibitions jointly presenting Titanic artifacts and artifacts recovered from the RMS Carpathia which are owned by SeaVentures, LTD. SeaVentures seeks $743 thousand plus interest and costs. The case is in its initial stages and the outcome of the case is not readily determinable at this time.

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

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand, of which $215 thousand has been received and the remainder of which is subject to collection.  As of February 28, 2014, a receivable of $61 thousand, net of allowance for doubtful accounts of $185 thousand, is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices.  These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement have been included in the first quarter of fiscal 2014 consolidated statement of operations.

On August 7, 2012, the Company filed suit against Marmargar, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed suit in response to a claim by Marmargar regarding amounts allegedly due Marmargar pursuant to two alleged contracts with the Company.  In particular, Marmargar sought four percent of all monies received by the Company from a future sale of the Titanic artifacts. The Company denied all claims of Marmargar. In its lawsuit, the Company sought a judgment from the Court declaring that the alleged contracts were unenforceable and that the Company did not owe Marmargar any monies. The case was transferred to the United States District Court for the Eastern District of Virginia, Norfolk Division, where Marmargar had consented to jurisdiction.  Marmargar filed a counterclaim seeking to enforce the two alleged contracts. On April 4, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed.  The expense related to this settlement was recorded in the fourth quarter of fiscal 2013.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

Note 20.  Foreign Operations

Our exhibitions regularly tour outside the U.S.  Approximately 8% and 3% of our revenues for fiscal 2014 and fiscal 2013, respectively, resulted from exhibition activities outside the U.S.  Aggregate foreign currency transaction loss included in Net income/(loss) in the Consolidated Statement of Comprehensive Income/(Loss) was $137 thousand and $0 thousand for fiscal 2014 and 2013, respectively.  Foreign currency translation adjustments, as presented in Accumulated other comprehensive loss in the Consolidated Balance Sheet, are reflected in the following table (in thousands):

Foreign currency translation gain/(loss):
Balance as of February 28, 2012	$(472)
Translation adjustment	13
Balance as of February 28, 2013	(459)
Translation adjustment	9
Reclassification to earnings	137
Balance as of February 28, 2014	$(313)

Note 21.   Asset Purchase Agreement and Related Matters

Transaction - Arts and Exhibitions International, LLC

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased, effective April 20, 2012, substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease.  Our license to exhibit “King Tut II” and “Cleopatra expired during fiscal 2013.  In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including “One Day in Pompeii”.  These proposed future exhibitions will continue to be the property of the Company after the maturity of the note.  The Company will operate any such additional properties under its exhibition management subsidiary.

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

Due to the non-recourse nature of the Promissory Note, if the proceeds from the acquired exhibitions and asset sales described above are not sufficient to satisfy the Promissory Note in full on or prior to the maturity date, then none of the Company, PEM or Newco will have any liability with respect to any shortfall.   During fiscal 2014, the Promissory Note was reduced based upon updated cash flow projections.  See Note 9 for further discussions regarding this adjustment.

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

Note 22 - Segment Information

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

Revenue derived from exhibitions presented outside of the U.S. was $2.4 million and $1.2 million for fiscal year 2014 and 2013, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $1.8 million and $2.4 million reported for the RMS Titanic segment for fiscal 2014 and 2013, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the Statements of Operations for fiscal 2014 and 2013, respectively by segment.

	Year Ended February 28, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$29,348	$1,769	$(1,769)	$29,348
Cost of revenue (exclusive of depreciation and amortization)	17,137	-	(1,769)	15,368
Gross profit	12,211	1,769	-	13,980

Operating expenses:
General and administrative	11,567	1,194	-	12,761
Depreciation and amortization	4,097	53	-	4,150
Net gain on disposal of assets	(115)	-	-	(115)
Write-off of assets	132	666	-	798
Gain on note payable fair market value adjustment	(2,566)	-	-	(2,566)
Contract and legal settlements	(297)	-	-	(297)
Total Operating expenses	12,818	1,913	-	14,731

Loss from operations	(607)	(144)	-	(751)

Other income and (expenses)
Interest expense	(342)	-	-	(342)
Realized losses on foreign currency transactions	(137)	-	-	(137)
Other income	289	-	-	289

Loss before income tax	(797)	(144)	-	(941)

Income tax benefit	(108)	(55)	-	(163)

Net loss	(689)	(89)	-	(778)
Less: Net loss attributable to non-controlling interest	(64)	-	-	(64)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$(625)	$(89)	$-	$(714)

	Year Ended February 28, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$39,465	$2,353	$(2,353)	$39,465
Cost of revenue (exclusive of depreciation and amortization)	21,098	-	(2,353)	18,745
Gross profit	18,367	2,353	-	20,720

Operating expenses:
General and administrative	13,355	1,292	-	14,647
Depreciation and amortization	3,419	106	-	3,525
Loss on disposal of assets	134	-	-	134
Contract and legal settlements	(309)	-	-	(309)
Total Operating expenses	16,599	1,398	-	17,997

Income from operations	1,768	955	-	2,723

Other income and (expenses)
Other income	23	-	-	23
Gain on debt modification	81	-	-	81
Interest expense	(681)	-	-	(681)

Income before income tax	1,191	955	-	2,146

Income tax expense	193	86	-	279

Net income	998	869	-	1,867
Less: Net loss attributable to non-controlling interest	(83)	-	-	(83)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$1,081	$869	$-	$1,950

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

	As of
	February 28, 2014	February 28, 2013
Assets:
Exhibition Management	$23,374	$28,926
RMS Titanic	6,282	7,088
Corporate and unallocated	600	1,756
Total assets	$30,256	$37,770

Expenditures for additions to long-lived assets by segment for the year ended February 28, 2014 and February 28, 2013 are reflected in the table below (in thousands).

	February 28, 2014	February 28, 2013
Capital Expenditures:
Exhibition Management	$3,114	$906
RMS Titanic	-	153
Total capital expenditures	$3,114	$1,059

Note 23 - Consignment agreement and RMS Titanic Sale

The Company was party to a Consignment Agreement with Guernsey's auction house to sell the Company's Titanic artifacts and related intellectual property.  If and when a transaction is closed, the Company would be required to pay Guernsey's a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement was entered into thereafter.  The actual amount of the commission would have depended on the sale price, identity of the purchasing party and the date when the sale was closed.   The obligation to pay a fee to Guernsey for a Titanic artifact sale has ended pursuant to the terms of the agreement.  In addition, if a transaction to sell the Titanic artifact collection was closed, the Company may have been required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed.  The obligation to pay a transaction bonus to Mr. Davino has ended.  In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed. Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in fiscal 2014.  This write-off is included in the consolidated statements of operations as write-off of assets.

The Company’s Board has authorized management to pursue other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value.  The Company has retained JP Morgan Securities as its advisor to assist the Board in evaluating other strategic alternatives.  There is no guarantee that a transaction or series of transactions will result from this process.

Note 24 – Subsequent Events

Arts and Exhibitions International, LLC Transactions

In March 2014, the Company paid $300 thousand and purchased the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.

On April 17, 2014, PEM and AEG terminated the Promissory Note. As part of the termination of the Promissory Note, PEM and AEG entered into a Revenue Payment Agreement providing for modified future payments to AEG with respect to bookings of acquired exhibitions.  Pursuant to the Revenue Payment Agreement, going forward PEM will make payments to AEG equal to (a) 90% of net revenues from future bookings and (b) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented.   “Net Revenues” are determined after deduction by PEM of the direct expenses of operating the exhibitions.  Pursuant to the Revenue Payment Agreement, AEG will pay to PEM a management fee of 10% of gross revenues (after deducting any booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $500,000 in calendar year 2014; and $125,000 in calendar years 2015 and 2016.

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York.   This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  Specific information about the exhibitions that will be opening in the space will be released at a later date.  The lease commences with the completion of design and construction work estimated to be in the third fiscal quarter of 2015.  Total future minimum payments under this lease are approximately $45.8 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Chief Operating Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, our management concluded that, as of February 28, 2014, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Except as set forth below, the information required by this Item 10 is:  (1) incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders  under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2014 and (2) as set forth under “Directors and Executive Officers” in Part I of this report.

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

The information required by this Item 11 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders  under the headings “Executive Compensation” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2014.

Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2014

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	969,702	$2.34
Equity compensation plans not approved by security holders (3)	55,000	$3.25	N/A
Total	1,024,702	$2.39	-

________________________
(1) Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 306,663 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 663,039 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).
(2) Column (c) shares that may be issued under our 2009 Plan.
(3) Represents 55,000 outstanding stock option awards made to employees outside pursuant to individual employment agreements outside of our 2004 Plan and 2009 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Ratification of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after our fiscal year ended February 28, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

Schedule II

Valuation and Qualifying Accounts
For the Years Ended February, 28, 2014 and 2013
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions charged to reserve	Balance at end of period

Year ended February 28, 2014
Allowance for doubtful accounts - accounts receivable	$325	$67	$-	$-	$392

Year ended February 28, 2013
Allowance for doubtful accounts - accounts receivable	$311	$14	$-	$-	$325

(b)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By:	/s/ Samuel S. Weiser	Dated: May 28, 2014
Samuel S. Weiser President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Samuel S. Weiser	May 28, 2014
Samuel S. Weiser, President and Chief
Executive Officer (Principal Executive
Officer)

/s/ Michael J. Little	May 28, 2014
Michael J. Little, Principal Financial
Officer and Principal Accounting Officer

/s/ William M. Adams	May 28, 2014
William M. Adams, Director

/s/ Douglas Banker	May 28, 2014
Douglas Banker, Director

/s/ Ronald C. Bernard	May 28, 2014
Ronald C. Bernard, Director

/s/ Mark A. Sellers, III	May 28, 2014
Mark A. Sellers, III
Chairman of the Board of Directors

/s/ Bruce D. Steinberg	May 28, 2014
Bruce D. Steinberg, Director

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1	Purchase Agreement	8-K	2.1	04-25-12

2.2	Promissory Note	8-K	2.2	04-25-12

3.1	Articles of Incorporation (Commission File Number 000-24452)	8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation	SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation	S-8	4.3	08-17-09

3.4	Amended and Restated Bylaws, dated October 18, 2012	8-K	3.1	10-19-12

4.1	Form of Common Stock Certificate (Commission File Number 000-24452)	8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between the Company and Dr. Hong-Jin Sui and Dr. Shuyan Wang President of Dalian Hoffen Bio Technique Company Limited	10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.	8-K	99.2	03-02-07

10.3	Purchase and Sale Agreement, dated February 28, 2007, between the Company and Seaventures, Ltd.	8-K	99.1	03-02-07

10.4	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007	8-K	99.2	10-30-07

10.5	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.	10-K	10.23	05-07-08

10.6	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.	10-K	10.24	05-07-08

10.7	Premier Exhibitions/Live Nations Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC	8-K	99.2	12-04-08

10.8	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company	8-K	99.1	12-04-08

10.9	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker	8-K	99.1	12-19-08

10.10	Indemnification Agreement, dated December 17, 2008, between the Company and N. Nick Cretan	8-K	99.2	12-19-08

10.11	Indemnification Agreement, dated December 17, 2008, between the Company and Alan Reed	8-K	99.3	12-19-08

10.12	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC	8-K	99.1	01-05-09

10.13	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee	8-K	99.2	01-05-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.14#	Premier Exhibitions, Inc. 2000 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)	8-K	10.1	10-20-04

10.15#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement (Commission File Number 000-24452)	8-K	10.2	10-20-04

10.16#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan	Proxy	App. A	06-28-06

10.17#	Employment Agreement, effective as of January 28, 2009, between the Company and Christopher J. Davino	8-K	10.1	04-24-09

10.18#	Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan	8-K	10.1	04-29-09

10.19#	Form of 2009 Non-Employee Director Restricted Stock Unit Grant Notice Under the Amended and Restated Premier Exhibitions, Inc. 2007 Restricted Stock Plan	8-K	10.2	04-29-09

10.20
Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC
		10-K	10.41†	05-27-09

10.21	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.	8-K	10.1	05-13-09

10.22	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.	8-K	10.2	05-13-09

10.23	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.	8-K	10.3	05-13-09

10.24	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.	8-K	10.4	05-13-09

10.25	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.	8-K	10.4	05-13-09

10.26#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Samuel S. Weiser	10-Q	10.6	07-10-09

10.27#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan	S-8	10.1	08-17-09

10.28#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement	S-8	10.2	08-17-09

10.29#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement	S-8	10.3	08-17-09

10.30#	Employment Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino	8-K	10.1	09-08-09

10.31#	Nonqualified Stock Option Agreement, dated September 3, 2009, by and between the Company and Christopher J. Davino	8-K	10.2	09-08-09

10.32#	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation	8-K	10.1	10-01-09

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.33#	Employment Agreement, dated June 2009, by and between the Company and John A. Stone	10-Q	10.6	10.13.09

10.34#	Restricted Shares Agreement, dated August 6, 2009, by and between the Company and John A. Stone	10-Q	10.7	10-13-09

10.35#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker	10-Q	10.8	10-13-09

10.36#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Grant Notice	10-K	10.46	05-14-10

10.37#	Employment Agreement, dated May 11, 2010, by and between the Company and Kris Hart	8-K	10.1	05-13-10

10.38#	Amended Employment Agreement, dated May 11, 2010, by and between the Company and Robert A. Brandon	8-K	10.2	05-13-10

10.39	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010	8-K	10.1	08-05-10

10.40	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010	8-K	10.1	08-25-10

10.41#	Premier Exhibitions, Inc. Annual Incentive Plan	8-K	10.1	11-23-10

10.42#	Separation and Release Agreement, dated January 19, 2011, by and between Premier Exhibitions, Inc. and John A. Stone	8-K	10.1	01-25-11

10.43	Purchase Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	05-24-11

10.44	Registration Rights Agreement dated October 31, 2011, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	05-24-11

10.45	Form of Common Stock Purchase Warrant, by and between Premier Exhibitions, Inc. and Lincoln Park Capital Fund, LLC	8-K	10.3	05-24-11

10.46	Asset Purchase Agreement between Premier Exhibitions, Inc. Worldwide Licensing & Merchandising, Inc. and G. Michael Harris, dated October 17, 2001	8-K	10.1	10-20-11

10.47
Assignment of and Second Amendment to Lease between Premier Exhibitions, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc. dated October 17, 2011
		8-K	10-2	10-20-11

10.48	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.	10-Q/A	10.1	12-09-11

10.49	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20 2011	8-K	10.1	12-23-11

10.50#	Employment Agreement, effective June 27, 2011, by and between the Company and Michael J. Little	8-K	10.1	06-23-11

10.51#	Form of Nonqualified Stock Option Agreement between the Company and Michael J. Little	8-K	10.2	06-23-11

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.52#	Employment Agreement, dated February 14, 2012, by and between the Company and Robert Brandon		8-K	10.1	02-17-12

10.53#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser		8-K	10.1	07-03-12

10.54#	Stock Appreciation Rights Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.2	07-03-12

10.55#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.3	07-03-12

10.56#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman		8-K	10.4	07-03-12

10.57#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended		14A	14A	06-28-12

10.58#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		10-Q	10.2	10-15-12

10.59#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		10-Q	10.3	10-15-12

10.60#	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended		10-Q	10.1	01-10-13

10.61	First Modification Agreement of Exhibition Tour Agreement Ex 2006A between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.1	02-27-13

10.62	Second Modification Agreement of Exhibition Tour Agreement Ex 2006B between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.2	02-27-13

10.63#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Samuel S. Weiser.		8-K	10.1	06-17-13

10.64#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Michael J. Little.		8-K	10.2	06-17-13

10.65#	Form of Nonqualified Stock Option Agreement		8-K	10.3	06-17-13

10.66	Joint Production Agreement between Premier Merchandising, LLC and TSX Operating Company dated October 16, 2013		8-K	10.1	10-22-13

10.67#	Form of 2014 Non-Employee Director Restricted Stock Unit Grant Notice Under the Premier Exhibitions, Inc. Equity Incentive Plan		8-K	10.2	11-20-13

10.68	Third Amendment to Lease between Premier Exhibitions, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc. dated October 17, 2011	X

10.69	Revenue Payment Agreement between AEG Live LLC and Premier Exhibition Management, LLC		8-K	10.1	04-23-14

14.1	Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry Bekaert LLP	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Audited carve-out financial statements of Arts and Exhibition, International as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the accompanying notes thereto		8-K/A	99.1	05-23-13

99.2	Unaudited proforma condensed combined financial statements as of February 29, 2012 and for the year ended February 29, 2012 and the accompanying Notes thereto		8-K/A	99.2	05-23-13

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

____________

#	Management contract or compensatory plan or arrangement.
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