Form 10-K/A
period 2014-02-28
PREMIER EXHIBITIONS, INC.
filed 2014-06-30
CIK 796764

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

The number of shares outstanding of the registrant’s common stock, as of June 27, 2014 was 49,053,044.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Premier Exhibitions, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended February 28, 2014 (“fiscal year 2014”), filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2014 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K and to add the stock performance graph. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2014 annual meeting of shareholders and (ii) update the number of outstanding common shares. Item 15 of Part IV of the Original 10-K is amended to include the certifications specified in Rule 13a-14 under the Securities Exchange Act of 1934, as amended, required to be filed with this Amendment. Except for the addition of the Part III information, the stock performance graph, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not modify or update disclosures in the Original 10-K affected by subsequent events.

TABLE OF CONTENTS

		Page

Part II.
Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
	PURCHASES OF EQUITY SECURITIES	1

Part III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	2
Item 11.	EXECUTIVE COMPENSATION	6
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	15
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

Part IV.
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	18

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph compares the yearly changes in cumulative total shareholder return on shares of our common stock with the cumulative total return of the Standard & Poor's 600 Small Cap Index and the Russell 3000® Index.  In each case, we assumed an initial investment of $100 on February 28, 2009.  Each subsequent date on the chart represents the last day of the indicated fiscal year.  Total returns assume the reinvestment of all dividends.  Our stock performance may not continue into the future with the trends similar to those depicted in this graph.  We neither make nor endorse any predictions as to our future stock performance.

	2/28/09	2/28/10	2/28/11	2/29/12	2/28/13	2/28/14
Premier Exhibitions, Inc.	100	158	218	306	288	110
Standard & Poor's 600 Small Cap Index	100	162	211	219	248	324
Russell 3000® Index	100	156	194	202	230	292

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about our current directors. Our directors are elected annually and serve until the next annual meeting of shareholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death. At its meeting on March 20, 2014, the Board of Directors amended our Bylaws to decrease the number of directors from seven to six following the resignation of Stephen W. Palley.

So that you have information concerning the independence of the process by which our Board of Directors selected the directors, we confirm, as required by the SEC, that (1) there are no family relationships among any of the nominees or among any of the nominees and any officer and (2) there is no arrangement or understanding between any nominee and any other person pursuant to which the nominee was selected.

The directors of Premier have diverse backgrounds that provide experience and expertise in a number of areas particularly relevant to the Company.  The Corporate Governance and Nominating Committee considers the particular qualifications and experience of directors standing for re-election and potential nominees for election and strives to nominate a Board that has expertise in a number of areas critical to the Company.  The particular qualifications of the current directors are noted below their biographies.

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

Name and Background	Director Since

William M. Adams, age 43, has served as one of our directors since January 2009.  Mr. Adams has been a Partner with Alpine Investors, LP since September 2001. Alpine Investors, LP is a private equity investor in small cap companies, focused on firms with less than $100 million of revenue. The firm manages approximately $500 million across four funds. Mr. Adams manages his firm’s portfolio of operating companies, working with them to develop winning teams and create and implement effective growth strategies.  Mr. Adams held early career roles in marketing and sales at The Clorox Company and as a strategic consultant at The Mitchell Madison Group, a global strategic consulting practice. Mr. Adams serves on the Boards of Directors of several private companies in which Alpine Investors is an owner. He received a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Arts from Colgate University.
2009
The Board believes that Mr. Adams’ experience with small cap companies qualifies him to serve as a member of the Board of Directors.
Douglas Banker, age 62, has served as one of our directors since August 2000. Mr. Banker’s more than 40 years of experience in the entertainment industry includes major market concert production and promotions; providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; as well as the development and management of international concert tours. Mr. Banker is currently a Vice President of McGhee Entertainment, a successful artist management company with offices in Los Angeles and Nashville. Mr. Banker also served as President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.
2000
The Board believes that Mr. Banker’s entertainment and marketing experience and his experience in international markets makes him well suited to service on the Board of Directors of the Company.

Name and Background	Director Since

Ronald C. Bernard, age 71, has served as one of our directors since September 2009. Mr. Bernard has been President of LWB Media Consulting, a company that provides consulting to private equity firms investing in media-related companies, since 2004, and a Managing Director and Senior Advisor of Alvarez and Marsal, a professional services firm specializing in turnarounds, since September 2009.  Prior to that time Mr. Bernard served as Chief Executive Officer of Sekani, Inc., a privately held media licensing and digital media asset management company from 2000 to 2003, and as President of NFL Enterprises from 1994 to 2000, where he focused on the National Football League’s media businesses and international operations.  From 1987 to 1993 Mr. Bernard served as President of Viacom Network Enterprises and from 1980 to 1987 he served as an Executive Vice President and Chief Executive Officer of Showtime Entertainment Networks, Inc.  He also previously served as a director of Atari, Inc.  Mr. Bernard received a Master of Business Administration from Columbia University and a Bachelor of Arts from Syracuse University.  Mr. Bernard is also a Certified Public Accountant.
2009
The Board believes that Mr. Bernard’s international media experience and his experience as a Certified Public Accountant make him qualified to serve as a director of the Company.
Mark A. Sellers, age 45, has served as Chairman of the Board since January 2009 and as one of our directors since July 2008. Mr. Sellers has been the founder and managing member of Sellers Capital LLC, an investment management firm, since 2003. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., a hedge fund that is our largest shareholder. Prior to founding Sellers Capital LLC, Mr. Sellers was the Lead Equity Strategist for Morningstar, Inc., a provider of investment research.	2008

The Board believes Mr. Sellers is qualified to serve as a director of the Company due to his extensive financial and investment experience. In addition, Mr. Sellers’ role as managing member of the Company’s largest shareholder provides a valuable shareholder perspective to the Board.

Bruce Steinberg, age 57, has served as one of our directors since January 2009.  Mr. Steinberg has over 25 years of media industry experience. Since 2011 Mr. Steinberg has been the founding Principal of Dendy Partners Limited, a venture capital company investing in early stage digital media and technology companies.  Mr. Steinberg was previously Executive Chairman of the Wananchi Programming division of the Wananchi Group, a media company offering broadband, pay-tv and VoIP telephony in East Africa.  Prior thereto, he was the Chief Executive Officer of HIT Entertainment Limited, which creates   internationally renowned children's properties; Chief Executive Officer of Fox Kids Europe N.V.; General Manager of Broadcasting at BSkyB and Chief Executive Officer of UK Gold and UK Living TV.  He began his career at MTV Networks, where he held various positions in New York and Europe.  He is currently a director of Arts Alliance Media, Europe’s leading provider of digital cinema technology, and a Board member of JDRF UK, a charitable organization dedicated to finding the cure for Type 1 diabetes.  Mr. Steinberg received a MBA from Harvard Business School, a MA (Cantab) from Cambridge University and a BA from Columbia University.

2009
The Board believes that Mr. Steinberg is qualified to serve as a director of the Company due to his executive level experience with entertainment and media companies and his international experience with media companies.

Samuel S. Weiser, age 54, is the former President and Chief Executive Officer of Premier Exhibitions, Inc.  Mr. Weiser is also the owner of Foxdale Management, LLC, a consulting firm founded by Mr. Weiser that provides operational consulting to asset management firms and litigation support services in securities related disputes. Mr. Weiser served as Interim Chief Financial of the Company from May 2011 until June 27, 2011, as Interim President and Chief Executive Officer from November 28, 2011 through June 29, 2012, and President and CEO from June 29, 2011 to June 13, 2014. From February through October 2009 and from July 2010 through April 2011, Mr. Weiser provided consulting services to us through a consulting agreement.  He was the Chief Operating Officer of Sellers Capital LLC, an investment management firm, where he was responsible for all non-investment activities, from 2007 to 2010. Mr. Weiser remains a member of Sellers Capital LLC. Mr. Weiser is also an indirect investor in Sellers Capital Master Fund, Ltd., an investment fund managed by Sellers Capital LLC and Premier’s largest shareholder. From April 2005 to 2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup Inc.’s Global Prime Brokerage division.  Mr. Weiser also served as Chairman of the Managed Funds Association, a lobbying organization for the hedge fund industry, from 2001 to 2003. Mr. Weiser is also a former partner in Ernst & Young. Mr. Weiser also serves as a director of Paragon Technologies, Inc. and SED International Holdings, Inc.  He received a Bachelor of Arts in Economics from Colby College and a Master of Science in Accounting from George Washington University.

The Board believes that Mr. Weiser’s service as our former President and Chief Executive Officer and extensive financial and operational consulting experience makes him qualified to serve as a member of the Board of Directors.
2009

In addition to the specific qualifications noted above, the Corporate Governance and Nominating Committee considers a number of other factors in choosing director nominees, including Board dynamics, reputation of potential nominees, recommendations of other directors and of shareholders, and how the nominee will contribute to the diversity of the Board.  The Corporate Governance and Nominating Committee views diversity broadly, seeking to nominate individuals from varied backgrounds, perspectives and experiences.  The Corporate Governance and Nominating Committee does not have a specific written policy on the diversity of the Board of Directors at this time.

Executive Officers

We are currently served by two executive officers:

Michael J. Little, age 47, became our Interim President and Chief Executive Officer on June 13, 2014, our Chief Financial Officer on June 27, 2011 and our Chief Operating Officer on November 28, 2011.  Mr. Little was formerly a consultant with The Edge Group, LLC, a consulting practice specializing in strategic and tactical planning, acquisition services, complex financial modeling, investor presentations, organizational structure analysis, and new system implementation.  From 1997 through 2009, Mr. Little was employed by Feld Entertainment, a worldwide producer of live family entertainment, in various financial and strategic planning roles. He served as Chief Financial Officer of Feld Entertainment from 2004 to 2009.  Mr. Little received a Bachelor of Science degree from Towson State University and a Master of Science in Business from Johns Hopkins University.

John Norman, age 54, has served as President of Arts and Exhibition International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management, LLC, since June 25, 2012 and as President of Premier Exhibition Management, LLC since April 2, 2013.  Mr. Norman previously served as Vice President of SFX Exhibitions and as Co-President and Chief Operating Officer of Clear Channel Communications which acquired SFX in 2000.  In 2002, Mr. Norman founded Arts & Exhibitions International (AEI) and served as its President until it was acquired by AEG Live in 2007. Mr. Norman served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and greater-than-10% shareholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in the Company.

Based solely on the copies of the reports filed with the SEC, we believe that during fiscal year 2014 all of our directors, officers and greater-than-10% shareholders timely complied with the filing requirements of Section 16(a) with the exception of one late Form 4 for each then current director which reported January 1, 2014 grants under the director compensation plan.  These Form 4 filings were delayed due to an administrative error.

Audit Committee

Our Audit Committee was formed in April 2006. The current members of the Audit Committee are Mr. Bernard (Chairman), Mr. Adams and Mr. Steinberg.  Mr. Palley served as a member of the Audit Committee until March 20, 2014, and Mr. Steinberg joined the Audit Committee on April 8, 2014. Our Board of Directors has determined that all of the members of the Audit Committee are independent in accordance with the listing standards of the NASDAQ Global Market and applicable SEC rules. Our Board of Directors has designated Mr. Adams and Mr. Bernard, the Audit Committee Chairman, as “Audit Committee financial experts” under applicable SEC rules. See Proposal No. 1 for more information about Mr. Adams’ and Mr. Bernard’s background and experience.

Our Audit Committee serves as an independent and objective party to monitor our financial reporting process and internal control system; retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm; directly consults with our independent registered public accounting firm; reviews and appraises the efforts of our independent registered public accounting firm; and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board of Directors. The Audit Committee met four times in fiscal year 2014.

Compensation Committee

Our Compensation Committee was formed in April 2006. The current members of the Compensation Committee are Mr. Adams (Chairman), Mr. Banker and Mr. Steinberg. Our Board of Directors has determined that each of the members of our Compensation Committee is independent in accordance with the listing standards of the NASDAQ Global Market and applicable SEC rules.  The Compensation Committee met three times in fiscal year 2014.

Our Compensation Committee discharges the responsibilities of our Board of Directors relating to the compensation of our executive officers. Among its duties, our Compensation Committee determines the compensation and benefits paid to our executive officers, including our President and Chief Executive Officer.  While the Compensation Committee has the authority to retain compensation consultants and other advisors to the Committee, currently the Compensation Committee does not utilize the services of compensation consultants or other outside advisors.

Our Compensation Committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management, approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.

Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this Form 10-K/A titled “Director Compensation.”

In addition, our Compensation Committee is responsible for reviewing and discussing with management the executive compensation disclosures that SEC rules require be included in our annual proxy statement and performing such other tasks that are consistent with its charter.

Our Compensation Committee has the authority to delegate any of its responsibilities to subcommittees that are composed entirely of independent directors, as the Chairman of the Compensation Committee may deem appropriate.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating committee was formed in April 2006. The current members of the Corporate Governance and Nominating Committee are Mr. Banker (Chairman) and Mr. Sellers. The Board of Directors has determined that each member of our Corporate Governance and Nominating Committee is independent in accordance with the listing standards of the NASDAQ Global Market.  The Corporate Governance and Nominating Committee met two times in fiscal year 2014.

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

The Corporate Governance and Nominating Committee considers recommendations for nomination to the Board of Directors submitted by shareholders.  There have been no changes to the procedures for shareholder nominations of directors as disclosed in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Risk Oversight

The Board of Directors is responsible for the oversight of the Company’s risk management efforts.  While the full Board of Directors is ultimately responsible for this oversight function, individual committees may consider specific areas of risk from time to time as directed by the Board.  In addition, in accordance with applicable regulations and its charter, the Audit Committee periodically considers all financial risks of the Company.  Members of management responsible for particular areas of risk for the Company provide presentations, information and updates on risk management efforts as requested by the Board or a Board committee.

Shareholder Communications

Shareholders and other interested parties may send correspondence by mail to the full Board of Directors or to individual directors. Shareholders should address such correspondence to the Board of Directors or the relevant Board members in care of: Premier Exhibitions, Inc., 3340 Peachtree Road, N.E., Suite 900, Atlanta, Georgia 30326, Attention: Secretary.

All such correspondence will be compiled by our Secretary and forwarded as appropriate. In general, correspondence relating to corporate governance issues, long-term corporate strategy or similar substantive matters will be forwarded to the Board of Directors, one of the committees of the Board, or a member thereof for review. Correspondence relating to the ordinary course of business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications are usually more appropriately addressed by the officers or their designees and will be forwarded to such persons accordingly.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

Fiscal 2014. During fiscal 2014, the Compensation Committee and the Company focused on several objectives:

•	to attract and retain talented individuals to lead the Company;
•	to emphasize at-risk components of compensation, in the form of performance-based annual incentives dependent upon annual financial goals or equity compensation with time based vesting;
•
to focus on pay for performance, by conditioning payment of any annual bonus components of individual executive employment agreements on specific and measurable achievement of the Company’s annual budget, other financial goals and specific business objectives; and

•	to retain flexibility to reward exceptional individual performance.

Over the past several years, the Compensation Committee’s intent has been to move toward standardized executive agreements.  The focus on standardizing agreements has led to more consistent and rational severance and termination payment provisions, standard non-compete provisions, standard requirements of a release of claims upon termination and standardized benefit provisions.  In addition, the Compensation Committee only enters into employment agreements with double-trigger change in control provisions and does not provide excise tax gross up payments in conjunction with any change in control agreements or provisions.  All of these provisions add predictability to our executive compensation agreements and we believe better protect the interests of the Company.  Notwithstanding the desire for this standardization, the Compensation Committee has retained a focus on individually tailored incentive programs to more directly drive the achievement of the Company’s various goals.

To date, the level of total direct compensation in each executive employment agreement has been established on a case by case basis during negotiations with the executive candidate, based on comparable pay of similar executives in the industry, where available, and based on the competitiveness for executives in certain roles.  In certain areas of experience directly related to the exhibition business the competition for talent is of particular concern, and there are few available executives to fill these roles in the marketplace.  Due to these concerns and the limited public availability of compensation data on executives in the exhibition business, the Committee has not utilized formal benchmarking in establishing the executive compensation program.

While the Compensation Committee does not have an established policy to target specific components of executive compensation, during fiscal year 2014 the Committee generally targeted one-third of the executives’ total cash compensation as at-risk performance based compensation.

For fiscal 2014, the Compensation Committee entered into amendments of our agreements with Mr. Weiser and Mr. Little.  These amendments were designed to recognize the performance of the executives, compensate Mr. Little for his additional role as Chief Operating Officer of the Company, provide additional grants in the form of Stock Options to further align the executives’ interests with those of shareholders and provide Mr. Weiser with an annual cash incentive opportunity consistent with that of the other officers of the Company.

In fiscal 2014, the Compensation Committee also adopted a policy to provide a provision in any new grant or agreement to provide the Company the ability to recover incentive plan awards where there is a material restatement resulting from any material noncompliance with the reporting requirements of the federal securities laws.  At the direction of the Compensation Committee after it has considered the costs and benefits of doing so, the Compensation Committee will seek to recover incentive compensation awarded or paid to an executive officer for a fiscal period if the result of a performance measure upon which the award was based or paid is subsequently restated or otherwise adjusted in a manner that would reduce the size of the award or payment. Where the result of a performance measure was considered in determining the compensation awarded or paid, but the incentive compensation is not awarded or paid on a formulaic basis, the Compensation Committee will determine in its discretion the amount, if any, by which the payment or award should be reduced. In addition, if an executive officer engaged in intentional misconduct that contributed to award or payment of incentive compensation to him or her that is greater than would have been paid or awarded in the absence of the misconduct, the Company may take other remedial and recovery action, as determined by the Compensation Committee.

Also in fiscal 2014, the Compensation Committee adopted a policy to prohibit the Company’s executive officers from entering into pledging or hedging transactions or positions regarding the Company’s securities.

The following section contains information on the compensation of our executive officers for fiscal year 2014. Throughout this Form 10-K/A, the persons included in the 2014 Summary Compensation Table are referred to as our “named executive officers.”

2014 Summary Compensation Table

The table below presents information regarding the compensation for fiscal years 2014, 2013, and 2012 for our Former President and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer, and all of our other executive officers employed by us at any time during fiscal year 2014. The individuals listed in the Summary Compensation Table are referred to collectively in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Samuel S. Weiser (3) Former President and Chief Executive Officer	2014 2013 2012	360,000(6) 355,385 338,333	140,000(7)	267,500(8) 30,000	138,000(9) 430,000		38,163 30,071 40,128	536,163 1,222,956 408,461
Michael J. Little (4) Interim President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	2014 2013 2012	270,769 250,000 134,616	90,000(10)		92,000(11) 308,460	35,000(12) 125,000	65,076 45,589 38,408	462,845 420,589 571,484
John Norman (5) President of Premier Exhibition Management LLC	2014 2013	320,000 235,077	83,911(13) 30,392				30,809 7,461	434,720 272,930
___________________
(1)
The dollar value of restricted stock, stock appreciation rights and option grants represent the grant date fair value calculated in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 (Stock Compensation) to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2014.

(2)	The amounts in the All Other Compensation Column for fiscal year 2014 consist of the following compensation items:

Name	Year	Medical Insurance Premiums ($)	Health Saving Plan ($)	Living and Commuting Expenses ($)	Tax Gross Up on Commuting Expense ($)	Severance ($)	Total ($)
Samuel Weiser	2014	—	—	27,034	11,129	—	38,163
Michael Little	2014	16,894	7,024	29,864	11,294	—	65,076
John Norman	2014	8,756	—	22,053	—	—	30,809
___________________

The table above summarizes the amounts in the All Other Compensation Column for fiscal year 2014. The All Other Compensation Column for fiscal year 2013 includes medical insurance premiums of $16,014 for Mr. Little and $7,461 for Mr. Norman; and living and commuting allowance $30,071 for Mr. Weiser and $29,575 for Mr. Little. The All Other Compensation Column for fiscal 2012 includes medical insurance premiums of $9,072 for Mr. Little; and living and commuting allowance of $40,128 for Mr. Weiser and $29,336 for Mr. Little.

(3)
Mr. Weiser was appointed as our Interim Chief Financial Officer on May 19, 2011, after the end of fiscal year 2011, was appointed Interim President and Chief Executive Officer on November 28, 2011 and appointed President and Chief Executive Officer on June 29, 2012.  Mr. Weiser resigned his position as President and Chief Executive Officer on June 13, 2014.

(4)
Mr. Little was appointed Chief Financial Officer on June 16, 2011 and became Chief Financial Officer and Chief Operating Officer on November 28, 2011.  Mr. Little was appointed Interim President and Chief Executive Officer on June 13, 2014.

(5)	Mr. Norman became President of our Arts and Exhibitions International, LLC, subsidiary on June 25, 2012, and President of our Premier Exhibition Management, LLC, subsidiary on April 2, 2013.
(6)
The amount in this column reflects (a) salary paid to Mr. Weiser for his service as our President and Chief Executive Officer, (b) payments to Mr. Weiser for his services as an interim officer pursuant to a consulting agreement with Foxdale Management, LLC, as more fully described under Related Party Transactions on page 16 of this Form 10-K/A and (c) fees paid in cash to Mr. Weiser for his service as a director of the Company.  Pursuant to his employment agreement with the Company, Mr. Weiser waived his director fees beginning June 29, 2012.  For calendar year 2012, Mr. Weiser elected to receive his director fees $30,000 in restricted stock units and $60,000 in cash.

(7)
The Compensation Committee awarded Mr. Weiser a discretionary cash bonus of $140,000 based on fiscal year 2013 performance.  The bonus is reflected in the amendment to the employment agreement between the Company and Mr. Weiser, dated June 12, 2013.

(8)
For 2013, this column reflects the grant date fair value of restricted stock units awarded to Mr. Weiser pursuant to his employment agreement, which vest over a multi-year period.  For 2012, this amount reflects the grant date fair value of 16,861 restricted stock units granted to Mr. Weiser for his service as a director of the Company on January 1, 2012.  Mr. Weiser waived his director fees beginning June 29, 2012, when he entered into his employment agreement.  At that time 8,384 of the restricted stock units granted on January 1, 2012, vested and the remaining 8,477 restricted stock units were forfeited.

(9)
For 2014, this column reflects the grant date fair value of stock options awarded to Mr. Weiser pursuant to his amended employment agreement, which vest and are exercisable over a multi-year period.  For 2013, this column reflects the value of stock appreciation rights awarded to Mr. Weiser pursuant to his employment agreement, which vest and are exercisable over a multi-year period and are settled in cash.

(10)
Pursuant to Mr. Little’s employment agreement, he has the opportunity to receive a discretionary bonus of up to 50% of his base salary annually. The actual bonus paid for Mr. Little’s fiscal year 2012 performance was $90,000.

(11)
For 2014, this column reflects the value of stock options awarded to Mr. Little pursuant to his amended employment agreement, which vest and are exercisable over a multi-year period.  For 2012, this column reflects the value of stock options awarded to Mr. Little pursuant to his employment agreement, which vest and are exercisable over a multi-year period.

(12)
For fiscal 2013 and fiscal 2014, the Compensation Committee established a bonus opportunity for Mr. Little under the Premier Exhibitions, Inc. Annual Incentive Plan of up to 50% of his base salary, in lieu of the discretionary bonus opportunity provided in his employment agreement. Mr. Little earned his full bonus award in 2013 and earned one quarter of his bonus award in 2014.

(13)
Pursuant to his employment agreement with the Company, Mr. Norman has a formulaic bonus opportunity for the period June, 25, 2012 through June 24, 2013 and June 25, 2013 through February 28, 2014.  The amount reported for fiscal 2014 includes the portion of the bonus paid for the period June 25, 2012-June 24, 2013 attributable to fiscal 2014 performance.  No bonus was earned for the period June 25, 2013 through February 28, 2014.  The amount reported for fiscal 2013 includes the portion of the bonus paid for the period June 25, 2012-June 24, 2013 attributable to fiscal 2013 performance. For the bonus award paid for the period June 25, 2012 to June 25, 2013, the Company paid half in cash and half in shares of common stock issued under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.

2014 Grants of Plan-Based Awards

The following table shows grants of plan-based awards to our executive officers during fiscal year 2014.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units: (#)	All Other Option Awards: Number of Securities Underlying Options: (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3)
Samuel S. Weiser Michael J. Little John Norman	6/12/2013 6/12/2013 10/11/2013	0 0	180,000 140,000	180,000 140,000	41,716(4)	150,000 100,000	1.78 1.78	138,000 92,000 57,151
_________________
(1)
For fiscal 2014, the Compensation Committee established bonus opportunities for Mr. Weiser and Mr. Little under the Premier Exhibitions, Inc. Annual Incentive Plan of up to 50% of the base salary of each.  The target award was the maximum bonus opportunity.  Mr. Weiser earned $0 and Mr. Little earned $35,000 in 2014.

(2)
Represents stock options granted to Mr. Weiser and Mr. Little pursuant to the amendments to the employment agreements of each, both dated June 12, 2013, and the Premier Exhibitions 2009 Equity Incentive Plan, as amended, as more fully described under Employment Agreements.

(3)
Represent the grant date fair value calculated in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 (Stock Compensation) to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2014.

(4)	Represents shares granted to Mr. Norman under the Premier Exhibitions 2009 Equity Incentive Plan as payment of one-half of the formulaic bonus earned by Mr. Norman under the terms of his employment agreement with the Company for the period June 25, 2012 through June 24, 2013.

Outstanding Equity Awards at February 28, 2014

The following table shows information regarding our named executive officers’ outstanding equity-based awards as of February 28, 2014.

	Option Awards				Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)
Samuel S. Weiser	187,504	62,496(2)	$2.70	6/29/2017	6,013(3)	$5,291
		150,000(4)	$1.78	7/12/18
Michael J. Little	266,664	33,336(5)	$1.66	6/27/2016
		100,000(4)	$1.78	7/12/18
John Norman

(1)	The market value of shares reported in this column is based on the closing market price of our common stock of $0.88 per share on February 28, 2014, which was the last trading day of fiscal year 2014.

(2)
These stock appreciation rights would have vested between March 31, 2014 and November 30, 2014, pro rata each month.  The stock appreciation rights vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(3)
These restricted stock units would have vested between March 31, 2014 and November 30, 2014, pro rata each month. The restricted stock units vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(4)
These options vest one third on each of the first three anniversaries of the date of grant, July 12, 2013. Mr. Weiser’s options vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(5)	These options vested one-third on June 27, 2012, with the remaining two-thirds vesting in twenty-four equal parts each month thereafter.

NARRATIVE TO EXECUTIVE COMPENSATION TABLES

Historically, the Company has entered into employment agreements with our executive officers, and the Company entered into an employment agreement with Mr. Weiser and Mr. Norman in fiscal year 2013 and amended employment agreements with Mr. Weiser and Mr. Little in fiscal year 2014.  As we hire additional executive officers, we expect that we will provide these new hires with employment agreements on competitive terms as well.

Our Compensation Committee believes that equity-based awards are essential to align the interests of our executive officers with the interests of our shareholders.  The Premier Exhibitions, Inc. 2009 Equity Incentive Plan provides a mechanism for making equity awards to directors, executive officers and other employees of the Company.  The 2012 shareholder approved amendments to the 2009 Equity Incentive Plan provided additional shares to ensure that the Compensation Committee can continue to use equity-based awards to achieve this key objective of our compensation programs.  During fiscal 2014, the Company awarded 150,000 stock options to Mr. Weiser and 100,000 stock options to Mr. Little under the Plan, each to further align the executive’s interest with those of shareholders.  In addition, the Company awarded Mr. Norman 41,716 shares of common stock under the Plan as payment of one-half of the formulaic bonus awarded to Mr. Norman under his employment agreement.

In November 2010 the Board of Directors also adopted the Premier Exhibitions, Inc. Annual Incentive Plan to provide a program for annual performance-based cash bonus opportunities for executives and other employees.  While in some cases individually negotiated employment agreements provide for a formulaic bonus, in general the employment agreements provide for a maximum bonus opportunity, which is then awarded with performance criteria set under the Annual Incentive Plan.  In fiscal year 2014, the Compensation Committee established a cash incentive opportunity for each of Mr. Weiser and Mr. Little under the Annual Incentive Plan.  Pursuant to the grant, each could receive up to a maximum of 50% of base salary, which was also the target bonus.  50% of the bonus was based on achievement of a $4.0 million adjusted EBITDA for fiscal 2014 and 50% was based on individual performance factors.  For Mr. Weiser, the individual performance factors included completion of key hires, execution of a multi-project development agreement with a museum partner, completion of the Ice Age exhibition project, implementation of the Company’s digital plan and development of a plan to improve performance at the Orlando venue.  For Mr. Little, the individual performance factors included locating and securing a lease in New York City, opening Buena Park on time and on budget, securing debt financing and controlling general and administrative expenses at or below prior year amounts.  For fiscal 2014, Mr. Little received an award of $35,000, which represented one-fourth of his award opportunity, and Mr. Weiser did not receive an award. For Mr. Norman, pursuant to his employment agreement with the Company, his formulaic bonus opportunity is based on a contract year of June 25, 2012 through June 24, 2013 for the first year and June 25, 2013 through February 28, 2014 for the second year.  Mr. Norman had the opportunity to earn an annual cash bonus of up to 100% of his base salary.  The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management, LLC. For the period June 25, 2012 through June 24, 2013, Mr. Norman earned a bonus of $114,303, $30,392 of which was attributable to fiscal 2013 performance and $83,911 of which was based on fiscal 2014 performance.  Half of the bonus was paid in cash and half was paid in stock issued under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  For the bonus period June 25, 2013 through February 28, 2014, Mr. Norman earned no bonus.

Annual Base Salary as a Percent of Total Compensation

Annual base salaries paid to our named executive officers for fiscal year 2014 are shown in the 2014 Summary Compensation Table.

For fiscal year 2014, the salary paid to each of our current named executive officers constituted the following percentage of each executive’s total compensation: Mr. Weiser 67%; Mr. Little 59%; and Mr. Norman 74%.

Employment Agreements

Set forth below are summaries of the key terms of our employment agreements with our current executive officers.

The employment agreements with our existing officers are as follows:

Michael J. Little. Effective June 27, 2011, the Company entered into an employment agreement with Mr. Little.  On June 12, 2013, the employment agreement was amended by the Company and Mr. Little.  The amended employment agreement provides for Mr. Little’s employment for an indefinite term as Chief Financial Officer and Chief Operating Officer of the Company.  The employment agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement.  Pursuant to the agreement, the Company will pay Mr. Little a salary of $280,000 per year.  Mr. Little is also eligible for a cash bonus.  In addition, Mr. Little received an option in 2011 to purchase 300,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on June 27, 2012, with the remaining two-thirds vesting in twenty-four equal parts each month thereafter.  Mr. Little also received an option pursuant to the 2013 amendment to purchase 100,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the grant date.  In each case, the options expire five years from the date of grant. Upon a termination without cause or by Mr. Little for good reason, as such terms are defined in the employment agreement, Mr. Little would be entitled to twelve months salary as severance plus vesting of his equity awards.

 John Norman.  Effective June 25, 2012, the Company entered into an employment agreement with Mr. Norman.  The employment agreement provides for Mr. Norman’s employment for a two year term as President of Arts and Exhibitions International, LLC (formerly PEM Newco, LLC).  The Agreement may be terminated by either party at any time, subject to certain severance provisions provided in the Agreement.  Pursuant to the agreement, the Company will pay Mr. Norman a salary of $320,000 per year.  In addition, Mr. Norman has the opportunity to earn an annual cash bonus of up to 100% of his base salary.  The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management, LLC.  Upon a termination without cause or by Mr. Norman for good reason, as such terms are defined in the Norman Agreement, Mr. Norman would be entitled to six months salary as severance.  Mr. Norman’s current contract has been extended by the parties on a month-to-month basis.

Until June 13, 2014, Samuel Weiser served as our President and Chief Executive Officer.  The terms of Mr. Weiser’s contract during fiscal 2014 were as follows:

Samuel S. Weiser. Effective June 29, 2012, the Company entered into an employment agreement with Mr. Weiser.  On June 12, 2013, the employment agreement was amended by the Company and Mr. Weiser.  The amended employment agreement provided for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company.  The employment agreement could be terminated by either party at any time, subject to certain severance provisions provided in the Agreement.  Pursuant to the agreement, the Company paid Mr. Weiser a salary of $360,000 per year with annual cost of living increases of 2.5% beginning in fiscal 2015.  Mr. Weiser was also eligible for a cash bonus of 50% of his base salary.  In addition, pursuant to the 2012 agreement, Mr. Weiser received 250,000 stock appreciation rights and 99,074 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  48,611 stock appreciation rights and 79,681 restricted stock units vested immediately, with the remainder vesting in twenty-nine equal parts each month thereafter.  The stock appreciation rights will be settled in cash, and expire five years from the date of grant.  The restricted stock units will be settled in stock.  Mr. Weiser also received an option pursuant to the 2013 amendment to purchase 150,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the grant date.  The options expire five years from the date of grant. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement, Mr. Weiser was entitled to twelve months salary as severance plus vesting of his equity awards.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to Mr. Little and Mr. Norman in the case of a change in control, please see the section of this Form 10-K/A titled “Employment Agreements” on page 12.  Our employment agreements provide for payment in the case of a change in control only if the change in control results in a termination without cause or by the executive for good reason, as defined in the applicable employment agreement.

Pursuant to the Company’s Amended and Restated 2004 Stock Option Plan, upon the effective date of a change-of-control of the Company, our Board of Directors may declare that each option granted under these plans shall terminate as of a date fixed by the Board. Each named executive officer would then have the right, during the period of 30 days preceding such termination, to exercise his or her options as to all or any part of the shares of stock covered by the options.

Pursuant to our Amended 2009 Equity Incentive Plan, upon the effective date of a change in control, all awards that are not assumed, converted or replaced by the resulting entity in the change in control will become exercisable and vest immediately, and all performance criteria will be deemed to be satisfied at target levels.  At the option of the Company, the awards may instead be terminated and the value of each paid in cash to the grantee of the award.

On June 20, 2014, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) between the Company and Samuel S. Weiser in connection with Mr. Weiser’s resignation as President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, Mr. Weiser is entitled to a severance payment equal to one year of salary, payable two-thirds upon execution of the Agreement with the remainder payable in twelve equal monthly installments. Pursuant to the Severance Agreement Mr. Weiser’s existing equity grants, consisting of stock options, stock appreciation rights and restricted stock units, vested in full to the extent they had not previously vested, and remain exercisable. Mr. Weiser will also receive twelve months of reimbursement for health insurance premiums of $2,775 per month and twelve months of office space currently leased by the Company in Chicago, Illinois.  As consideration for the Severance Agreement, in addition to Mr. Weiser’s resignation, Mr. Weiser released the Company and its affiliates from all claims or suits in his favor and agreed not to participate in any proxy solicitation involving the Company for a period of six months.   For twelve months from the date of his resignation, Mr. Weiser is also required to comply with the restrictive covenants set forth in his employment agreement, which are incorporated into the Separation Agreement.

Director Compensation

Our Board of Directors annually reviews and approves compensation for our non-employee directors. Generally, the Board of Directors sets director compensation at a level that is intended to provide an incentive for current directors to continue in their roles and for new directors to join our Board of Directors.

Director Compensation Plan

On November 19, 2013, the Board of Directors approved a new director compensation plan for calendar year 2014. Under the new plan, the Company will pay an annual retainer of $50,000 to each non-employee director of the Company, to be paid half in equity and half in cash. The previous director compensation plan paid an annual retainer of $90,000, paid partly in cash and partly in stock.

Equity compensation is paid in the form of restricted stock units vesting on the earlier of (i) January 1, 2015, (ii) a change of control, or (iii) the day when a director ceases to serve on the Company’s Board of Directors. If a director ceases to be a member of the Company’s Board of Directors, his restricted stock units will vest immediately and proportionately to the period of time served by the director during the year. The restricted stock units will be payable to the non-employee director, in shares of the Company’s common stock, within 20 days after becoming vested, and any units that do not vest will be forfeited. Cash compensation is paid monthly

Since he joined the Board of Directors in 2008, Mr. Sellers has waived all compensation for his services as a director and as Chairman of the Board.

2014 Director Compensation Table

The following table sets forth information regarding the compensation of our non-employee directors for fiscal year 2014. Information about the compensation of Mr. Weiser for his services during fiscal year 2014 is fully reflected in the 2014 Summary Compensation table on page 8.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
William M. Adams	54,167	(3)	25,000	—	—	79,167
Douglas Banker	54,167	(3)	25,000	—	—	79,167
Ronald Bernard	54,167	(3)	25,000	—	—	79,167
Stephen Palley (4)	54,167	(3)	25,000	—	—	79,167
Mark A. Sellers (5)	—		—	—	—	—
Bruce Steinberg	54,167	(3)	25,000	—	—	79,167
____________
(1)
Represents the full grant date fair value, computed in accordance with FASB ASC Topic 718 as disclosed in footnote 1 to the 2014 Summary Compensation Table, of restricted stock units granted to directors on January 1, 2014.  The restricted stock units were granted in connection with our director compensation program, under which each director receives half of his annual retainer in restricted stock units.  For the 2014 calendar year Messrs. Adams, Banker, Bernard, Palley, and Steinberg received 21,539 restricted stock units on January 1, 2014.  For the 2013 calendar year, each of Messrs. Adams, Banker, Bernard, Palley and Steinberg received 11,033 restricted stock units on January 1, 2013.  The pro-rated grant date fair value for the 2013 and 2014 awards that accrued over the 2014 fiscal year was $29,167 for Messrs. Adams, Banker, Bernard, Palley and Steinberg.

(2)
We did not grant any stock option awards to our non-employee directors for fiscal year 2014 or fiscal 2013. As of February 28, 2014, Mr. Banker had a vested stock option for 75,000 shares of common stock at a strike price of $3.65 with an expiration date of January 27, 2016.

(3)
Represents the amount earned with respect to fiscal year 2014, which includes a portion of the calendar year 2013 director compensation plan and a portion of the calendar year 2014 director compensation plan.  For calendar year 2013, the cash portion of director compensation for each director was $60,000.  For calendar year 2014, the cash portion of director compensation for each director is $25,000.

(4)	Mr. Palley resigned from the Board of Directors on March 20, 2014.
(5)	Mr. Sellers has elected not to receive any compensation for his services as a Director or the Chairman of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

No current member of our Compensation Committee: (i) was an officer or employee of ours or any of our subsidiaries during fiscal year 2014; (ii) was formerly an officer of ours or any of our subsidiaries; or (iii) had any relationship requiring disclosure in this Form 10-K/A pursuant to SEC rules. In addition, none of our executive officers served: (i) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) as a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as indicated otherwise, the following table sets forth certain information, as of June 19, 2014, regarding the beneficial ownership of our common stock by:

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our current directors, nominees for directors and executive officers; and
•	all of our directors and executive officers as a group.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%) (1)
More than 5% Shareholders:
Sellers Capital Master Fund, Ltd. (2)	15,430,179	31.1%
Greggory Schneider (3)	3,037,500	6.1%
Directors, Director Nominees and Executive Officers:
William M. Adams (4)	105,694	*
Douglas Banker (4)(5)	152,895	*
Ronald Bernard (4)	59,796	*
Michael J. Little (6)	335,334	*
John Norman	28,179	*
Mark A. Sellers (2)	15,430,179	31.1%
Bruce Steinberg (4)	87,194	*
Samuel S. Weiser (7)	310,833	*
Directors and executive officers as a group (8 persons)(8)	16,510,104	33.3%
_________________
(1)
As reported by such persons as of June 19, 2014, with percentages based on 49,053,044 shares of our common stock issued and outstanding, except as indicated otherwise and except where the person has the right to acquire shares within the next 60 days (as indicated in the other footnotes to this table), which increases the number of shares beneficially owned by such person and the number of shares outstanding. We have determined beneficial ownership in accordance with the SEC’s rules. Under such rules, “beneficial ownership” is deemed to include shares for which the individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by exercise of options. Shares that may be acquired within 60 days are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that shareholder. We have omitted percentages of less than 1% from the table (indicated by *).

(2)
This information as to the beneficial ownership of shares of our common stock is based on the Form 13D/A filed with the SEC by Sellers Capital Master Fund, Ltd., Sellers Capital LLC, and Mark A. Sellers on February 14, 2014. Each reporting person reports shared voting and dispositive power with respect to 15,430,179 of such shares. Mark A. Sellers is the managing member of Sellers Capital LLC, which is the investment manager to and general partner of Sellers Capital Master Fund, Ltd.  Mr. Sellers disclaimed beneficial ownership of shares of our common stock, except to the extent of his pecuniary interest therein.  The principal business office of Sellers Capital Master Fund, Ltd. is c/o M&C Corporate Services, Ugland House, South Church Street, P.O. Box 309 GT, George Town, Grand Cayman, Cayman Islands. The principal business office of Sellers Capital LLC and Mark A. Sellers is 200 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606.

(3)
This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D/A filed with the SEC by Greggory Schneider on October 24, 2012. The reporting person reports sole voting and dispositive power with respect to all of such shares. The principal business office of Greggory Schneider is 10445 Wilshire Blvd. #1806, Los Angeles, CA 90024.

(4)
The number shown does not include 21,539 restricted stock units granted to each of our non-employee directors (other than Mr. Sellers) on January 1, 2014. These units will vest and will be paid in shares of common stock on January 1, 2015.

(5)	This number includes presently exercisable options to purchase 75,000 shares of common stock.

(6)	The number shown includes presently exercisable options to purchase 333,334 shares of common stock.

(7)	The number includes presently exercisable options of 150,000.

(8)	Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of June 19, 2014.

Changes in Control

We are not aware of any arrangement that might result in a change-of-control in the future.

Sellers Capital, our largest shareholder, purchased from us convertible notes in the principal amount of $6.0 million on May 6, 2009 and convertible notes in the principal amount of $5.55 million on June 15, 2009. The financing was approved by the Company’s Board of Directors, upon the recommendation of its Financing and Strategic Alternatives Committee, which was charged with considering the transaction and other possible financing transactions available to us. These transactions were approved by shareholders at the 2009 annual meeting.  On September 30 and October 1, 2009, the Company exercised its rights pursuant to the agreement to convert the notes to shares of the Company’s common stock.  A total of 16,328,976 shares of the Company’s common stock was issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share. The common stock shares are not registered; however, the holders have rights to require the Company to register the shares.  Sellers Capital distributed a number of shares to its fund holders, and as of the date of its last Form 4 filing, continued to hold a total of 15,430,179 shares. As a result of this transaction, Sellers Capital owns approximately 31.5% of the Company’s common stock, based on the shares held as of the date of its last filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

On February 2, 2009, the Company entered into a month to month consulting agreement with Foxdale Management, LLC and Mr. Samuel Weiser whereby Mr. Weiser has provided advice and other consulting services to the Company at a rate which was originally not to exceed $20 thousand per month and amended in January 2011 not to exceed $25 thousand per month. This agreement was filed by the Company as an exhibit to its Form 10-Q dated July 10, 2009. Beginning in May 2011 and through June 27, 2011, Mr. Weiser was compensated pursuant to this agreement for the services he provided as Interim Chief Financial Officer. Mr. Weiser was not eligible for a cash bonus, equity grants applicable to employees or employee benefits, but continued to receive compensation for his service as a director.  Beginning November 28, 2011, and through June 29, 2012, Mr. Weiser was compensated pursuant to this agreement for the services he provided as Interim President and Chief Executive Officer. Mr. Weiser was not eligible for a cash bonus, equity grants applicable to employees or employee benefits, but continued to receive compensation for his service as a director.  Mr. Weiser earned and was paid a total of $295,000 for consulting services in fiscal year 2012 and $100,000 for consulting services in fiscal year 2013.

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

Director Independence

Our Board of Directors has affirmatively determined that each of Messrs. Adams, Banker, Bernard, Sellers and Steinberg qualifies as independent in accordance with the listing standards of the NASDAQ Global Market, except that Mr. Sellers would not be independent for purposes of serving on our Audit Committee due to his affiliation with Sellers Capital Master Fund, Ltd., our largest shareholder.  Until June 2014 Mr. Weiser was an executive officer of the Company, and therefore Mr. Weiser is not an independent director.  The Board of Directors also determined that Mr. Palley, who served on the Board of Directors until March 20, 2014, qualified as independent in accordance with the listing standards of the NASDAQ Global Market. The independent directors meet regularly in executive sessions, which take place at least twice a year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Cherry Bekaert LLP

We incurred the following fees to Cherry Bekaert LLP for fiscal year 2013 and 2014:

	Fiscal Year 2013	Fiscal Year 2014
Audit fees	$240,046	$220,000
Audit-related fee	170,894	---
Tax fees	---	---
All other fees	---	---
Total	$410,940	$220,000

Audit fees for fiscal year 2013 and 2014 included fees associated with audits of our financial statements and reviews of our financial statements included in our quarterly reports on Form 10-Q.  Audit related fees for fiscal year 2013 include fees associated with audit related purchase accounting assistance and the audit of an acquired business.  We did not pay any other fees to our independent registered public accounting firm for fiscal year 2013 or fiscal year 2014.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

The engagement of our independent registered public accounting firm for any non-audit accounting and tax services to be performed for us is limited to those circumstances where these services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services.  Cherry Bekaert LLP was engaged to perform only audit services in fiscal year 2014.  Pursuant to the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, the Audit Committee is responsible for the engagement of our independent registered public accounting firm and for pre-approving all audit and non-audit services provided by our independent registered public accounting firm that are not prohibited by law.

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

Our Audit Committee has pre-approved all services performed by our independent registered public accounting firm in fiscal year 2014.  The pre-approval requirements are not applicable with respect to the provision of de minimis non-audit services that are approved in accordance with the Securities Exchange Act of 1934, as amended, and our Audit Committee’s charter.

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
		8-K	10-2	10-20-11

10.48	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.	10-Q/A	10.1	12-09-11

10.49	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20 2011	8-K	10.1	12-23-11

10.50#	Employment Agreement, effective June 27, 2011, by and between the Company and Michael J. Little	8-K	10.1	06-23-11

10.51#	Form of Nonqualified Stock Option Agreement between the Company and Michael J. Little	8-K	10.2	06-23-11

10.52#	Employment Agreement, dated February 14, 2012, by and between the Company and Robert Brandon	8-K	10.1	02-17-12

10.53#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser	8-K	10.1	07-03-12

10.54#	Stock Appreciation Rights Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012	8-K	10.2	07-03-12

10.55#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012	8-K	10.3	07-03-12

10.56#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman	8-K	10.4	07-03-12

10.57#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended	14A	14A	06-28-12

10.58#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement	10-Q	10.2	10-15-12

10.59#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement	10-Q	10.3	10-15-12

10.60#	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended	10-Q	10.1	01-10-13

10.61	First Modification Agreement of Exhibition Tour Agreement Ex 2006A between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013	8-K	10.1	02-27-13

10.62	Second Modification Agreement of Exhibition Tour Agreement Ex 2006B between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013	8-K	10.2	02-27-13

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.63#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Samuel S. Weiser.		8-K	10.1	06-17-13
10.64#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Michael J. Little.		8-K	10.2	06-17-13
10.65#	Form of Nonqualified Stock Option Agreement		8-K	10.3	06-17-13
10.66	Joint Production Agreement between Premier Merchandising, LLC and TSX Operating Company dated October 16, 2013		8-K	10.1	10-22-13
10.67#	Form of 2014 Non-Employee Director Restricted Stock Unit Grant Notice Under the Premier Exhibitions, Inc. Equity Incentive Plan		8-K	10.2	11-20-13
10.68	Third Amendment to Lease between Premier Exhibitions, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc. dated October 17, 2011	X*
10.69	Revenue Payment Agreement between AEG Live LLC and Premier Exhibition Management, LLC		8-K	10.1	04-23-14
10.70#	Separation Agreement and Release between Premier Exhibitions, Inc. and Samuel S. Weiser dated June 20, 2014		8-K	10.1	06-26-14
14.1	Premier Exhibitions, Inc. Code of Ethics		10-K	14.1	05-14-10

21.1	Subsidiaries of the Company	X*

23.1	Consent of Cherry Bekaert LLP	X*

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Audited carve-out financial statements of Arts and Exhibition, International as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the accompanying notes thereto		8-K/A	99.1	05-23-13
99.2	Unaudited proforma condensed combined financial statements as of February 29, 2012 and for the year ended February 29, 2012 and the accompanying Notes thereto	X*	8-K/A	99.2	05-23-13

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

101.INS	XBRL Instance Document	X*

101.SCH	XBRL Taxonomy Extension Schema	X*

101.CAL	XBRL Extension Calculation Linkbase	X*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X*

101.LAB	XBRL Taxonomy Extension Label Linkbase	X*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X*

____________
#	Management contract or compensatory plan or arrangement.
†
The Company has requested confidential treatment of certain information contained in this Exhibit.  Such information has been filed separately with the Securities and Exchange Commission pursuant to an application by the Company for confidential treatment under 17 C.F.R. §200.80(b)(4) and §240.24b-2.

*	Schedules to this exhibit omitted pursuant to Item 601 (b)(2) Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
X*	Filed with the original 10-K.