Form 10-Q
period 2014-05-31
PREMIER EXHIBITIONS, INC.
filed 2014-07-15
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014
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

The number of shares outstanding of the registrant's common stock on July 11, 2014 was 49,053,044.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MAY 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	May 31, 2014 (Unaudited)	February 28, 2014
ASSETS

Current assets:
Cash and cash equivalents	$3,315	$3,434
Certificates of deposit and other investments	206	407
Accounts receivable, net of allowance for doubtful accountsof $352 and $392, respectively	1,587	1,331
Merchandise inventory, net of reserveof $17	1,145	1,206
Income taxes receivable	190	263
Prepaid expenses	2,418	2,012
Other current assets	401	381
Total current assets	9,262	9,034

Artifacts owned, at cost	2,895	2,901
Salvor's lien	1	1
Property and equipment, net of accumulated depreciationof $20,636 and $19,799, respectively	8,820	9,287
Exhibition licenses, net of accumulated amortization of $5,905 and $5,857, respectively	1,793	1,841
Film, gaming and other application assets, net of accumulated amortization of $1,257 and $1,101, respectively	2,077	2,233
Other receivables, net of allowance for doubtful accounts of $902 and $892, respectively	-	-
Goodwill	250	250
Future rights fees, net of accumulated amortizationof $548 and $438, respectively	3,832	3,942
Restricted cash	223	-
Restricted certificate of deposit	800	-
Deferred income taxes	302	302
Deferred financing costs, net of accumulated amortizationof $0	50	-
Long-term exhibition costs	132	215
Subrogation rights	250	250
Total Assets	$30,687	$30,256

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,431	$3,301
Deferred revenue	3,961	3,076
Deferred income taxes	302	302
Current portion of capital lease obligations	40	39
Current portion of notes payable, net of discount of $0 and $66, respectively	-	170
Total current liabilities	8,734	6,888

Long-Term liabilities:
Lease abandonment	1,323	1,440
Long-term portion of capital lease obligations	51	61
Long-term portion of royalty payable, net ofdiscount of $158	949	-
Long-term portion of notes payable, net of discount of $21 and $134, respectively	179	1,126
Total long-term liabilities	2,502	2,627

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,050,377 and 49,044,378 shares, respectively; outstanding 49,048,368 and 49,042,369 shares, respectively	5	5
Additional paid-in capital	53,895	53,822
Accumulated deficit	(36,842)	(35,630)
Accumulated other comprehensive loss	(326)	(326)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	16,731	17,870
Equity Attributable to Non-controlling interest	2,720	2,871
Total liabilities and shareholders' equity	$30,687	$30,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2014	2013
Revenue:
Exhibition revenue	$6,008	$6,847
Merchandise revenue	1,345	1,906
Management and booking fee	138	187
Total revenue	7,491	8,940

Cost of revenue:
Exhibition costs	3,821	2,964
Cost of merchandise sold	586	683
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,407	3,647

Gross profit	3,084	5,293

Operating expenses:
General and administrative	3,295	3,370
Depreciation and amortization	1,151	985
Contract and legal settlements	-	(297)
Gain on sale of assets	(4)	(28)
Total operating expenses	4,442	4,030

Income/(loss) from operations	(1,358)	1,263

Other income and (expense)
Interest expense	(23)	(138)
Other income/(expense)	18	(7)
Total other expense	(5)	(145)

Income/(loss) before income taxes	(1,363)	1,118

Income tax expense	-	69

Net income/(loss)	(1,363)	1,049
Less: Net (income)/loss attributable to non-controlling interest	151	(78)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,212)	$971

Net income/(loss) per share:
Basic income/(loss) per common share	$(0.02)	$0.02
Diluted income/(loss) per common share	$(0.02)	$0.02

Shares used in basic per share calculations	49,046,687	49,276,792
Shares used in diluted per share calculations	49,046,687	49,511,868

Comprehensive income/(loss):	$(1,212)	$971

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(1,363)	$1,049

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,151	985
Lease abandonment	(117)	(135)
Stock-based compensation	73	66
Allowance for doubtful accounts	10	94
Amortization of debt discount	21	137
Gain on sale of assets	(4)	(28)
Changes in operating assets and liabilities:
Increase in accounts receivable	(59)	(425)
(Increase)/decrease in merchandise inventory	61	(95)
Increase in prepaid expenses	(391)	(167)
(Increase)/decrease in other assets	(20)	292
(Increase)/decrease in income taxes receivable	73	(115)
Increase in other receivables	(10)	(98)
Increase in restricted cash	(8)	-
(Increase)/decrease in long-term development costs	83	(52)
Increase/(decrease) in accounts payable and accrued liabilities	1,057	(449)
Increase/(decrease) in deferred revenue	562	(209)
Increase in income taxes payable	-	72
Total adjustments	2,482	(127)
Net cash provided by operating activities	1,119	922

Cash flows from investing activities:
Purchases of property and equipment	(370)	(301)
Redemption of certificates of deposit	201	-
Purchase of restricted certificate of deposit	(800)	-
Proceeds from disposal of assets	4	28
Decrease in artifacts	6	12
Net cash used in investing activities	(959)	(261)

Cash flows from financing activities:
Proceeds from options and warrants exercised	-	185
Payments on capital lease obligations	(9)	(7)
Deferred financing costs	(50)	-
Payments on notes payable	(220)	(65)
Net cash provided by/(used in) financing activities	(279)	113

Effects of exchange rate changes on cash and cash equivalents	-	1

Net increase/(decrease) in cash and cash equivalents	(119)	775
Cash and cash equivalents at beginning of period	3,434	6,393
Cash and cash equivalents at end of period	$3,315	$7,168

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$7
Cash paid/(received) during the period for taxes	$(73)	$112
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$-	$1
Net assets recognized from execution of royalty agreement	$31	$-

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

Our exhibitions tour regularly outside the U.S.  Approximately 10.2% of our revenues for the three months ended May 31, 2014 resulted from exhibition revenues outside of the U.S. compared with 2.4% for the three months ended May 31, 2013.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2014, our results of operations for the three months ended May 31, 2014 and 2013 and cash flows for the three months ended May 31, 2014 and 2013.  The data in the consolidated balance sheet as of February 28, 2014 was derived from our audited consolidated balance sheet as of February 28, 2014, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.  The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.  Our operating results for the three months ended May 31, 2014 are not necessarily indicative of the operating results that may be expected for future periods or the full fiscal year ending February 28, 2015 (“fiscal 2015”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2014 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2014 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from reported results using those estimates.

Recent Accounting Pronouncements

Recently Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists in Accounting Standards Update 2013-11 (ASU 2013-11)

In July of 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists,” which requires tax benefits to be presented in the financial statement as a reduction to deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The Company adopted the guidance effective March 1, 2014.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or our disclosures.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity Update 2014-08 (ASU 2014-08)

In April of 2014, FASB issued Accounting Standards Update No. 2014-08 that changes the criteria and requires expanded disclosures for reporting discontinued operations. The adoption of the pronouncement is not anticipated to have a material impact on our consolidated financial statements.  This accounting update is effective for annual and interim periods beginning after December 15, 2014 and is to be applied prospectively.  The Company adopted the guidance effective March 1, 2014. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or our disclosures.

Recently Issued

Revenue from Contracts with Customers Update 2014-09 (ASU 2014-09)

In May of 2014, FASB issued Accounting Standards Update No. 2014-09 that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of the guidance will be effective for the Company beginning in the first fiscal quarter of 2018.  The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended May 31,
	2014	2013

Numerator:
Net income/(loss) attributable to shareholders (in thousands)	$(1,212)	$971

Denominator:
Basic weighted-average shares outstanding	49,046,687	49,276,792
Effect of dilutive stock options and warrants	-	235,076
Diluted weighted-average shares outstanding	49,046,687	49,511,868

Net income/(loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Equity based awards are not included in the per share computation because the option exercise price was greater than the average market price of the common shares as reflected in the following table.

	Three Months Ended May 31,
	2014	2013

Warrants	-	6,000
Stock options	911,663	1,145,032
Total	911,663	1,151,032

3.	Assets Related to 2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as Salvor-In-Possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.

We have capitalized $4.5 million of costs related to the expedition, discussed in more detail below, which have been allocated to specific assets as reflected in the following table (in thousands):

	May 31, 2014	February 28, 2014
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	1,257	1,101
Accumulated depreciation	689	645
Expedition costs capitalized, net	$2,562	$2,762

The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets.  The 3D film, 2D documentary, gaming and other application assets are included in Film, gaming and other application assets on the Condensed Consolidated Balance Sheets.

4.	Notes Payable, Royalty Payable, and Capital Lease Obligations

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

As of May 31, 2014, the short-term portion of the note payable was $0 and the long-term portion  as $179 thousand which is payable in the fourth quarter of fiscal 2016.  The long-term portion payable relates to rental and other arrearages payable on behalf of Worldwide.

On April 20, 2012, PEM and PEM Newco, LLC,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of AEI.  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.   The Company issued a non-recourse non-interest bearing note as part of this transaction.  The book value of the note was recorded based upon the expected future cash flows of the exhibitions and discounted to its net present value at an imputed interest rate of 7.0%.

In March 2014, the Company paid $300 thousand and purchased the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.

On April 17, 2014, PEM and AEG terminated the Promissory Note. As part of the termination of the Promissory Note, PEM and AEG entered into a Revenue Payment Agreement providing for modified future payments to AEG with respect to bookings of acquired exhibitions.  Pursuant to the Revenue Payment Agreement, going forward PEM will make royalty payments to AEG equal to (a) 90% of net revenues from future bookings and (b) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented.   “Net Revenues” are determined after deduction by PEM of the direct expenses of operating the exhibitions.  Pursuant to the Revenue Payment Agreement, AEG will pay to PEM a management fee of 10% of gross revenues (after deducting any booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $500,000 in calendar year 2014; and $125,000 in calendar years 2015 and 2016.

We considered the accounting guidance in ASC 805, 405, and 470 when evaluating the accounting for the note cancellation and execution of the revenue payment agreement. We note that there was no substantive modification of the obligations under the Note that were made in connection with the cancellation of the Note and the execution of the revenue payment agreement.   Accordingly, we do not believe the note was settled and therefore the royalty obligation will continue to be remeasured each period until it is ultimately settled.

Beginning in the first fiscal quarter of 2015, revenues, expenses, assets, and liabilities related to these exhibitions are recorded on a gross reporting basis in the Company’s consolidated financial statements since we are now the primary obligor under these agreements, are fulfilling the customer agreements with assets that the Company has all rights and title to, rather than acting in a management capacity as it was prior to the amendment, have latitude to determine pricing and retain future profits from the arrangement with customers, and retain the credit risk with customers.  The majority of the assets and liabilities added as a result of this are restricted cash and deferred revenue

As of May 31, 2014, the short-term portion of the royalty payable was $0 and the long-term portion was $949 thousand.

Capital lease obligations

The Company leases certain computer and security equipment under capital leases.  As of May 31,  2014, the balance sheet reflects the short-term portion of capital lease obligations of $40 thousand and the long-term portion of $51 thousand.

5.	Legal Proceedings and Contingencies

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
•
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The balance in the Reserve Fund as of May 31, 2014 is $283 thousand, including interest income.

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

Other Litigation

On February 26, 2013, the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleges that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claims that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented this year at the Venetian Macau, and which is now being marketed around the world. In the suit, the Company makes claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law.  The Company makes claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act.  The Company has sued for unspecified damages. The case is still in discovery and the outcome of the case is not readily determinable at this time.

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

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand.  As of May 31, 2014, a receivable of $36 thousand, net of allowance for doubtful accounts of $185 thousand, is included in the Company’s accounts receivable.

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

Revenue and Sales and Use Tax Examinations

As of May 31, 2014, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28 (29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York has completed its most recent examination of the Company’s sales and use tax returns for all periods through May 31, 2012.  The State of New York has assessed additional sales and use tax of approximately $374 thousand, including interest of $93 thousand, of which $37 thousand is accrued in the Company’s financial statements as of May 31, 2014.  The Company is appealing the remaining balance assessed by the State of New York as it relates to license payments for our Bodies exhibitions.  The Company’s position is that given the terms of the license it is not liable to pay these taxes.

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

6.	Purchase and Registration Rights Agreements

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

7.	Segment Information

The Company has two reportable segments - Exhibition Management and RMS Titanic.  The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), Real Pirates, Extreme Dinosaurs, The Discovery of King Tut, and Pompeii exhibitions. The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC.   The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship.  In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $763 thousand and $218 thousand for the three months ended May 31, 2014 and 2013, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $311 thousand and $633 thousand reported for the RMS Titanic segment for the three months ended May 31, 2014 and 2013, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services.  The remaining corporate expenses and income taxes are allocated to the Exhibition Management segment.

The following tables reflect the Statements of Operations for the three months ended May 31, 2014 and 2013 by segment (in thousands):

	Three Months Ended May 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,491	$311	$(311)	$7,491
Cost of revenue (exclusive of depreciation and amortization)	4,718	-	(311)	4,407
Gross profit	2,773	311	-	3,084

Operating expenses:
General and administrative	2,998	297	-	3,295
Depreciation and amortization	1,151	-	-	1,151
Gain on disposal of property and equipment	(4)	-	-	(4)
Total Operating expenses	4,145	297	-	4,442

Income/(loss) from operations	(1,372)	14	-	(1,358)

Other expense	(5)	-	-	(5)

Income/(loss) before income tax	(1,377)	14	-	(1,363)

Income tax expense	-	-	-	-

Net income/(loss)	(1,377)	14	-	(1,363)
Less: Net loss attributable to non-controlling interest	151	-	-	151
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,226)	$14	$-	$(1,212)

	Three Months Ended May 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$8,940	$633	$(633)	$8,940
Cost of revenue (exclusive of depreciation and amortization)	4,280	-	(633)	3,647
Gross profit	4,660	633	-	5,293

Operating expenses:
General and administrative	3,065	305	-	3,370
Depreciation and amortization	934	51	-	985
Contract and legal settlements	(297)	-	-	(297)
Gain on disposal of property and equipment	(28)	-	-	(28)
Total Operating expenses	3,674	356	-	4,030

Income from operations	986	277	-	1,263

Other expense	(145)	-	-	(145)

Income before income tax	841	277	-	1,118

Income tax expense	53	16	-	69

Net income	788	261	-	1,049
Less: Net income attributable to non-controlling interest	(78)	-	-	(78)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$710	$261	$-	$971

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

	As of
	May 31, 2014	February 28, 2014

Assets:

Exhibition Management	$24,081	$23,374
RMS Titanic	6,094	6,282
Corporate and unallocated	512	600
Total assets	$30,687	$30,256

Expenditures for additions to long-lived assets by segment for the three months ended May 31, 2014 and 2013 are reflected in the table below (in thousands):

Capital Expenditures:
	May 31, 2014	May 31, 2013

Exhibition Management	$370	$301
RMS Titanic	-	-
Total capital expenditures	$370	$301

8.	Consignment agreement and RMS Titanic Sale

The Company was party to a Consignment Agreement with Guernsey's auction house to sell the Company's Titanic artifacts and related intellectual property.  If and when a transaction is closed, the Company would be required to pay Guernsey's a fee of up to 8% of the sale price if a purchase agreement is entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement was entered into thereafter.  The actual amount of the commission would have depended on the sale price, identity of the purchasing party and the date when the sale was closed.   The obligation to pay a fee to Guernsey’s for a Titanic artifact sale has ended pursuant to the terms of the agreement.  In addition, if a transaction to sell the Titanic artifact collection was closed, the Company may have been required to pay a Transaction Bonus to Christopher Davino, former President of RMS Titanic, Inc., dependent upon the sale price, identity of the purchasing party and the date when the sale is closed.  The obligation to pay a transaction bonus to Mr. Davino has ended.  In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed. Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in the third quarter of fiscal 2014.

The Company’s Board has authorized management to pursue other strategic alternatives. The Board is working to evaluate all options available to maximize shareholder value.  The Company has retained JP Morgan Securities as its advisor to assist the Board in evaluating other strategic alternatives.  There is no guarantee that a transaction or series of transactions will result from this process.

9.	Commitment and Contingencies

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York. This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  Specific information about the exhibitions that will be opening in the space will be released at a later date.  In the first fiscal quarter of fiscal 2015, we purchased a $800 thousand certificate of deposit and pledged it as collateral for this lease.   An additional $900 thousand in collateral is due in the first fiscal quarter of 2016.  The lease commenced in July 2014 and we expect to begin presenting exhibitions in the leased space during the fiscal fourth quarter of 2015. Total future minimum payments under this lease are approximately $45.8 million.

10.	Subsequent Events

On June 13, 2014, Samuel S. Weiser resigned from his position as President and Chief Executive Officer of Premier Exhibitions, Inc.  Mr. Weiser will remain a director of the Company.

Also on June 13, 2014, the Company appointed Michael J. Little, the Company's Chief Financial Officer and Chief Operating Officer, to the additional position of Interim President and Chief Executive Officer.

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

You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014 (“fiscal 2014”), as filed with the Securities and Exchange Commission.  Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.  The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.

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

As of May 31, 2014, our portfolio of exhibitions contains the following:

	May 31, 2014
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience	3	5	8
"Real Pirates"	-	2	2
"One Day in Pompeii"	-	1	1
"The Discovery of King Tut"	-	1	1
"Extreme Dinosaurs"	1	-	1
Total Exhibitions	7	13	20

Our touring exhibitions usually span four to six months.  As of May 31, 2014, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.  Previously the Company had an additional stationary exhibition in New York City, New York which was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord.  On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of May 31, 2014, we had the ability to present 8 concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of May 31, 2014, we had the ability to present 7 concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

Exhibitions

“Titanic: The Artifact Exhibition and Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia.  During the three months ended May 31, 2014, 7 separate Titanic exhibitions were presented at 8 venues.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the three months ended May 31, 2014, 6 separate Bodies exhibitions were presented at 6 venues.

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

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013.   The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During the three months ended May 31, 2014, we presented 1 Pompeii exhibit at 2 venues.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  During the three months ended May 31, 2014, we presented 2 separate Pirates exhibitions at 2 venues.

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

During the fiscal 2011, we launched an e-commerce website that allows us to sell merchandise related to our shows over the internet.  During fiscal 2012, we re-launched our e-commerce website as www.thetitanicstore.com, which offers Titanic-themed merchandise.  During the first quarter of fiscal 2015, the Company launched a King Tut e-commerce website, www.thekingtutstore.com, to maximize our merchandise rights related to the new King Tut related exhibition.

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the U.S.  Approximately 10.2% of our revenues for the three months ended May 31, 2014 resulted from exhibition revenues outside of the U.S. compared with 2.4% for the three months ended May 31, 2013.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended May 31, 2014 Compared to the Quarter Ended May 31, 2013

An analysis of our condensed consolidated Statements of Operations for the three months ended May 31, 2014 and 2013, with percent changes, follows:

	Three Months Ended May 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$7,491	$8,940	(16.2	) %
Cost of revenue (exclusive of depreciation and amortization)	4,407	3,647	20.8%
Gross profit	3,084	5,293	(41.7	) %
Gross profit as a percent of revenue	41.2%	59.2%

Operating expenses	4,442	4,030	10.2%
Income/(loss) from operations	(1,358)	1,263	(207.5	) %

Other expense	(5)	(145)	(96.6	) %

Income/(loss) before income tax	(1,363)	1,118	(221.9	) %

Income tax expense	-	69	(100.0	) %
Effective tax rate	0.0%	6.2%

Net income/(loss)	(1,363)	1,049	(229.9	) %
Less: Net (income)/ loss attributable to non-controlling interest	151	(78)	(293.6	) %
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,212)	$971	(224.8	) %

Income/(loss) per share:
Basic income per share	$(0.02)	$0.02
Diluted income per share	$(0.02)	$0.02

Revenue.  During the quarter ended May 31, 2014, total revenue decreased by $1.4 million, or 16.2% to $7.5 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended May 31,
	2014	2013
Exhibition Revenue
Admissions revenue	$4,665	$6,115
Non-refundable license fees for current exhibitions	1,343	732
Total Exhibition revenue	6,008	6,847
Merchandise and Other	1,345	1,906
Management and booking fee	138	187
Total Revenue	$7,491	$8,940

Key Non-financial Measurements
Total number of exhibitions presented	20	19
Semi-permanent exhibitions presented	6	5
Partnered exhibitions presented	8	12
Exhibitions rented to promoters or museums	6	2
Total operating days for semi-permanent, partner and rented exhibitions	1,426	1,122
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	496	546
Average attendance per day for semi-permanent and partnered exhibitions presented	462	510
Average ticket price for semi-permanent and partnered exhibitions presented	$15.18	$13.62
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.67	$3.67

Semi permanent exhibitions:
Total operating days	552	460
Total attendance (in 000's)	206	172
Average attendance per day	373	374
Average ticket price	$19.44	$21.90
Average retail per attendee	$3.28	$3.75

The May 31, 2013 key non-financial measurements do not include exhibitions under management.

Exhibition revenue decreased by $839 thousand to $6.0 million primarily due to a decrease in profit share revenue  related to the Titanic brand being in smaller markets in the first quarter of fiscal 2015.  For the three months ended May 31, 2013 we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties.

With 20 exhibits presented, the Company experienced a decrease in attendance from 546 thousand in the first fiscal quarter of 2014 to 496 thousand in first fiscal quarter of 2015. We attribute this decrease in attendance to smaller markets booked in the current fiscal quarter.    In addition, the Company had an increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums are generally charged a flat rate fee and not a per ticket fee and do not transmit their attendance.  Thus, these venues are not included in the Company’s attendance numbers.  Revenue from self-run exhibitions was 62.6% of total revenue in the first quarter of fiscal 2015, compared to 49.6% of revenue for the first quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.6 million to $1.3 million for the three months ended May 31, 2014.  Merchandise revenue decreased due to a decrease in attendance at our venues and the decrease in average retail per attendee for semi-permanent and partnered exhibitions.  During the first fiscal quarter of 2014 the Company had 2 touring exhibitions that represented 37% of total merchandise revenue.

Cost of revenue. During the three months ended May 31, 2014, total cost of revenue increased by $0.8 million, or 20.8%, to $4.4 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2014	May 31, 2013	2014 vs. 2013

Exhibition costs

Production	$358	$58	517.2%
Operating Expenses	2,359	1,838	28.3%
Marketing	1,104	1,068	3.4%
	3,821	2,964	28.9%
Exhibition expense as percent of exhibition revenue	63.6%	43.3%

Cost of merchandise	586	683	(14.2	) %
Cost of merchandise as percent of merchandise revenue	43.6%	35.8%

Total	$4,407	$3,647	20.8%
Cost of revenue as a percent of total revenue	58.8%	40.8%

Exhibition expense increased from 43.3% of exhibition revenue in the first quarter of 2014 to 63.6% in the first quarter of fiscal 2015 primarily due to the addition of our Buena Park location and our new Pompeii exhibition.  These exhibitions had higher start-up cost than expected and are being amortized through the life of the exhibition.

Cost of merchandise as a percent of merchandise revenue increased from 35.8% in the first quarter of fiscal 2014 to 43.6% in the first quarter of fiscal 2015 primarily due to higher retail labor cost and higher cost of freight and shipping.  In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $5.3 million or 59.2% during the three months ended May 31, 2013 to $3.1 million or 41.2% of revenue for the three months ended May 31, 2014.

Operating expenses. Our general and administrative expenses decreased by $0.1 million to $3.3 million for the three months ended May 31, 2014 compared to the same period last year.  The decrease is primarily due to a decrease in compensation expense and professional fees offset slightly by an increase in rent and other office expenses.

Our depreciation and amortization expenses increased by  $166 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii and Pirates exhibitions.

Other expense.  We recognized interest expense of $23 thousand on the Company’s debt during first quarter of fiscal 2015 as compared to $138 thousand in the first quarter of 2014.

Income tax expense. We recorded zero income tax expense for the three months ended May 31, 2014. The income tax expense for the three months ended May 31, 2013 related primarily to Federal Alternative Minimum Tax and state income taxes.

Net (income)/loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss  of $1.2 million for the three months ended May 31, 2014 as compared to net income of $1.0 million for the same period last year.

The Quarter Ended May 31, 2014 Compared to the Quarter Ended May 31, 2013 – Segment results

Exhibition Management

An analysis of operations for our Exhibition Management segment for the three months ended May 31, 2014 and 2013, with percent changes, follows:

	Three Months Ended May 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$7,491	$8,940	(16.2	) %
Cost of revenue (exclusive of depreciation and amortization)	4,718	4,280	10.2%
Gross profit	2,773	4,660	(40.5	) %
Gross profit as a percent of revenue	37.0%	52.1%

Operating expenses	4,145	3,674	12.8%
Income/(loss) from operations	(1,372)	986	(239.1	) %

Other expense	(5)	(145)	(96.6	) %

Income/(loss) before income tax	(1,377)	841	(263.7	) %

Income tax expense	-	53	(100.0	) %
Effective tax rate	0.0%	6.3%

Net income/(loss)	(1,377)	788	(274.7	) %
Less: Net (income)/ loss attributable to non-controlling interest	151	(78)	(293.6	) %
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,226)	$710	(272.7	) %

Revenue.  During the quarter ended May 31, 2014, total revenue decreased by $1.4 million, or 16.2% to $7.5 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	May 31,
	2014	2013
Exhibition Revenue
Admissions revenue	$4,665	$6,115
Non-refundable license fees for current exhibitions	1,343	732
Total Exhibition revenue	6,008	6,847
Merchandise and Other	1,345	1,906
Management and booking fee	138	187
Total Revenue	$7,491	$8,940

Key Non-financial Measurements
Total number of exhibitions presented	20	19
Semi-permanent exhibitions presented	6	5
Partnered exhibitions presented	8	12
Exhibitions rented to promoters or museums	6	2
Total operating days for semi-permanent, partner and rented exhibitions	1,426	1,122
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	496	546
Average attendance per day for semi-permanent and partnered exhibitions presented	462	510
Average ticket price for semi-permanent and partnered exhibitions presented	$15.18	$13.62
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.67	$3.67

Semi permanent exhibitions:
Total operating days	552	460
Total attendance (in 000's)	206	172
Average attendance per day	373	374
Average ticket price	$19.44	$21.90
Average retail per attendee	$3.28	$3.75

The May 31, 2013 key non-financial measurements do not include exhibitions under management.

Exhibition revenue decreased by $839 thousand to $6.0 million primarily due to a decrease in profit share revenue  related to the Titanic brand being in smaller markets in the first quarter of fiscal 2015.  For the three months ended May 31, 2013 we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties.

With 20 exhibits presented, the Company experienced a decrease in attendance from 546 thousand in the first fiscal quarter of 2014 to 496 thousand in first fiscal quarter of 2015. We attribute this decrease in attendance to smaller markets booked in the current fiscal quarter.  In addition, the Company had an increase in exhibitions rented to promoters and museums.  Exhibitions rented to promoters and museums are generally charged a flat rate fee and not a per ticket fee and do not transmit their attendance.  Thus, these venues are not included in the Company’s attendance numbers.  Revenue from self-run exhibitions was 62.6% of total revenue in the first quarter of fiscal 2015, compared to 49.6% of revenue for the first quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.6 million to $1.3 million for the three months ended May 31, 2014.  Merchandise revenue decreased due to a decrease in attendance at our venues and the decrease in average retail per attendee for semi-permanent and partnered exhibitions.  During the first fiscal quarter of 2014 the Company had 2 touring exhibitions that represented 37% of total merchandise revenue.

Cost of revenue. During the three months ended May 31, 2014, total cost of revenue increased by $0.4 million, or 10.2%, to $4.7 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent
	May 31, 2014	May 31, 2013	2014 vs. 2013

Exhibition costs

Production	$358	$58	517.2%
Operating Expenses	2,670	2,471	8.1%
Marketing	1,104	1,068	3.4%
	4,132	3,597	14.9%
Exhibition expense as percent of exhibition revenue	68.8%	52.5%

Cost of merchandise	586	683	(14.2	) %
Cost of merchandise as percent of merchandise revenue	43.6%	35.8%

Total	$4,718	$4,280	10.2%
Cost of revenue as a percent of total revenue	63.0%	47.9%

Exhibition expense increased from 52.5% of exhibition revenue in the first quarter of 2014 to 68.8% in the first quarter of fiscal 2015 primarily due to the addition of our Buena Park location and our new Pompeii exhibition.  These exhibitions had higher start-up cost than expected and are being amortized through the life of the exhibition. This was partially offset by a decrease in our royalty fee our use of Titanic artifacts. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.1 million from $6.3 million, royalty revenue decreased accordingly.

Cost of merchandise as a percent of merchandise revenue increased from 35.8% in the first quarter of fiscal 2014 to 43.6% in the first quarter of fiscal 2015 primarily due to higher retail labor cost and higher cost of freight and shipping.  In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $4.7 million or 52.1% during the three months ended May 31, 2013 to $2.8 million or 37.0% of revenue for the three months ended May 31, 2014.

Operating expenses. Our general and administrative expenses decreased by $0.1 million to $3.0 million for the three months ended May 31, 2014 compared to the same period last year.  The decrease is primarily due to a decrease in compensation expense and professional fees offset slightly by an increase in rent and other office expenses.

Our depreciation and amortization expenses increased by $217 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii and Pirates exhibitions.

Other expense.  We recognized interest expense of $23 thousand on the Company’s debt during first quarter of fiscal 2015 as compared to $138 thousand in the first quarter of 2014.

Income tax expense. We recorded zero income tax expense for the three months ended May 31, 2014. The income tax expense for the three months ended May 31, 2013 related primarily to Federal Alternative Minimum Tax and state income taxes.

    Net (income)/loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

    Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $1.2 million for the three months ended May 31, 2014 as compared to net income of $0.7 million for the same period last year.

RMS Titanic

An analysis of operations for our RMS Titanic segment for the three months ended May 31, 2014 and 2013 with percent changes follows:

	Three Months Ended May 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$311	$633	(50.9	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	-%
Gross profit	311	633	(50.9	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	297	356	(16.6	) %
Income from operations	14	277	(94.9	) %

Income tax expense	-	16	(100.0	) %

Net income	$14	$261	(94.6	) %

Revenue.  During the three months ended May 31, 2014, total revenue decreased by $322 thousand, or 50.9%, to $311 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.1 million from $6.3 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 50.9% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended May 31, 2014 decreased 16.6% from the same period in the prior year due to a decrease in the expenses related to the calculation of the administrative fee.

Income tax expense. We recorded zero income tax expense for the three months ended May 31, 2014. The income tax expense for the three months ended May 31, 2014 related primarily to Federal Alternative Minimum Tax and state income taxes.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the three months ended May 31, 2014 of $14 thousand compared to net income of $261 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the three months ended May 31, 2014 and 2013:

Selected cash flow information:
	Three Months Ended May 31,
	2014	2013

Net cash provided by operating activities	$1,119	$922
Net cash used in investing activities	(959)	(261)
Net cash provided by/(used in) financing activities	(279)	113
Effects of exchange rate changes on cash and cash equivalents	-	1
Net increase/(decrease) in cash and cash equivalents	$(119)	$775

Operating Activities. For the three months ended May 31, 2014, cash provided by operating activities was $ 1.1 million as compared to $922 thousand in the prior year.  The increase in cash flow from operating activities is mainly due to an increase in our accounts payable and other liabilities and deferred revenues.  This was partially offset by the change in net income/(loss).

 Investing Activities.    Cash used in investing activities was $1.0 million for the three months ended May 31, 2014 as compared to $0.3 million in the prior year.  Of the cash used in investing activites in the first fiscal quarter of 2015 the majority, $800 thousand, was used to purchase a restricted certificate of deposit for out New York City lease.  In addition we purchased property and equipment of $370 thousand and $302 thousand for the three months ended May 31, 2014 and 2013, respectively. The majority of the property and equipment purchases for the three months ended May 31, 2014, related to the $300 thousand the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.  For the three months ended May 31, 2013, the majority of the property and equipment purchases related to construction at our Buena Park location.  For the three months ended May 31, 2014, these were partially offset by the redemption of a certificate of deposit of $201 thousand.

Financing Activities.  Cash used in financing activities was $279 thousand for the three months ended May 31, 2014 compared to cash provided of $113 thousand for the three months ended May 31, 2013.  Cash used in financing activities for the first quarter of fiscal 2015 relates primarily to the repayment of $220 thousand of the note payable to AEG Live, LLC and $50 thousand in deferred financing cost paid.  Cash provided by financing activities in fiscal 2013 relates to the proceeds from the exercise of stock options partially offset by the repayment of notes payable.

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

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2014 other than the changes noted below.

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York. This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  Specific information about the exhibitions that will be opening in the space will be released at a later date.  In the first fiscal quarter of fiscal 2015, we purchased a $800 thousand certificate of deposit and pledged it as collateral for this lease.   An additional $900 thousand in collateral is due in the first fiscal quarter of 2016.  The lease commenced in July 2014 and we expect to begin presenting exhibitions in the leased space during the fiscal fourth quarter of 2015.   Total future minimum payments under this lease are approximately $45.8 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2014.

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

Item 1.Legal Proceedings.

There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2014.

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.  During the three months ended May 31, 2014, there were no material changes to our Risk Factors.  You should consider carefully the Risk Factors.  If any of these risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.Exhibits.

See Index to Exhibits on page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: July 15, 2014	By: /s/ Michael J. Little
Michael J. Little, Interim President and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (Interim Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
10.1	First Amendment to Employment Agreement, dated July 10, 2014, by and between the Company and John Norman.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2014 and February 28, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended May 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flow for the three months ended May 31, 2014 and 2013; and (iv) Notes to Condensed Consolidated Financial Statements.