Form 10-Q
period 2014-08-31
PREMIER EXHIBITIONS, INC.
filed 2014-10-15
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

The number of shares outstanding of the registrant's common stock on October 10, 2014 was 49,095,002.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED AUGUST 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	August 31, 2014	February 28, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,896	$3,434
Certificates of deposit and other investments	206	407
Accounts receivable, net of allowance for doubtful accounts of $352 and $392, respectively	1,265	1,331
Merchandise inventory, net of reserve of $17	1,152	1,206
Income taxes receivable	56	263
Prepaid expenses	2,242	2,012
Other current assets	445	381
Total current assets	9,262	9,034

Artifacts owned, at cost	2,890	2,901
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $21,471 and $19,799, respectively	8,008	9,287
Exhibition licenses, net of accumulated amortization of $5,953 and $5,857, respectively	1,745	1,841
Film, gaming and other application assets, net of accumulated amortization of $1,413 and $1,101, respectively	1,920	2,233
Other receivables, net of allowance for doubtful accounts of $908 and $892, respectively	-	-
Goodwill	250	250
Future rights fees, net of accumulated amortization of $657 and $438, respectively	3,723	3,942
Restricted cash	364	-
Restricted certificate of deposit	800	-
Deferred income taxes	302	302
Long-term exhibition costs	192	215
Subrogation rights	250	250
Total Assets	$29,707	$30,256

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,530	$3,301
Deferred revenue	3,684	3,076
Deferred income taxes	302	302
Current portion of capital lease obligations	40	39
Current portion of royalty payable, net of discount of $66 and $0, respectively	164	-
Current portion of notes payable, net of discount of $0 and $66, respectively	-	170
Total current liabilities	9,720	6,888

Long-Term liabilities:
Lease abandonment	1,209	1,440
Long-term portion of capital lease obligations	43	61
Long-term portion of royalty payable, net of discount of $76	814	-
Long-term portion of notes payable, net of discount of $17 and $134, respectively	183	1,126
Total long-term liabilities	2,249	2,627

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 49,097,011 and 49,044,378 shares, respectively; outstanding 49,095,002 and 49,042,369 shares, respectively	5	5
Additional paid-in capital	54,040	53,822
Accumulated deficit	(38,495)	(35,630)
Accumulated other comprehensive loss	(326)	(326)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	15,223	17,870
Equity Attributable to Non-controlling interest	2,515	2,871
Total liabilities and shareholders' equity	$29,707	$30,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenue:
Exhibition revenue	$6,755	$5,972	$12,763	$12,819
Merchandise revenue	1,409	1,659	2,754	3,565
Management fee	133	188	271	375
Total revenue	8,297	7,819	15,788	16,759

Cost of revenue:
Exhibition costs	4,687	3,208	8,508	6,172
Cost of merchandise sold	583	607	1,169	1,290
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,270	3,815	9,677	7,462

Gross profit	3,027	4,004	6,111	9,297

Operating expenses:
General and administrative	3,735	3,266	7,030	6,636
Depreciation and amortization	1,149	998	2,300	1,983
Gain on disposal of assets	-	(46)	(4)	(74)
Contract and legal settlements	-	-	-	(297)
Total operating expenses	4,884	4,218	9,326	8,248

Income/(loss) from operations	(1,857)	(214)	(3,215)	1,049

Interest expense	(21)	(99)	(44)	(237)
Other income	20	154	38	147

Income/(loss) before income taxes	(1,858)	(159)	(3,221)	959

Income tax benefit	-	(69)	-	-

Net income/(loss)	(1,858)	(90)	(3,221)	959
Less: Net (income)/loss attributable to non-controlling interest	205	28	356	(50)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,653)	$(62)	$(2,865)	$909

Net income/(loss) per share:
Basic income/(loss) per common share	$(0.03)	$0.00	$(0.06)	$0.02
Diluted income/(loss) per common share	$(0.03)	$0.00	$(0.06)	$0.02

Shares used in basic per share calculations	49,055,706	49,341,009	49,051,196	49,308,901
Shares used in diluted per share calculations	49,055,706	49,341,009	49,051,196	49,503,070

Comprehensive income/(loss)	$(1,653)	$(63)	$(2,865)	$908

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Six Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(3,221)	$959

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,300	1,983
Lease abandonment	(231)	(267)
Stock-based compensation	218	151
Allowance for doubtful accounts	16	161
Write-off of deferred financing costs	100	-
Amortization of debt discount	41	232
Gain on disposal of assets	(4)	(74)
Changes in operating assets and liabilities:
Decrease in accounts receivable	263	26
(Increase)/decrease in merchandise inventory, net of reserve	54	(187)
Increase in prepaid expenses	(202)	(1,130)
(Increase)/decrease in other current assets	(64)	54
(Increase)/decrease in income taxes receivable	207	(86)
Increase in other receivables	(16)	(127)
Increase in restricted cash	(149)	-
(Increase)/decrease in long-term development costs	23	(48)
Increase in accounts payable and accrued liabilities	2,156	327
Increase/(decrease) in deferred revenue	285	(566)
Total adjustments	4,997	449
Net cash provided by operating activities	1,776	1,408

Cash flows from investing activities:
Purchases of property and equipment	(393)	(2,612)
Proceeds from disposal of assets	4	74
Purchase of restricted certificate of deposit	(800)	-
Redemption of certificates of deposit	201	-
Decrease in artifacts	11	20
Net cash used in investing activities	(977)	(2,518)

Cash flows from financing activities:
Proceeds from option and warrant exercises	-	185
Deferred financing costs	(100)	-
Payments on capital lease obligations	(17)	(15)
Payments on notes payable	(220)	(130)
Net cash provided by/(used in) financing activities	(337)	40

Effects of exchange rate changes on cash and cash equivalents	-	1

Net increase/(decrease) in cash and cash equivalents	462	(1,069)
Cash and cash equivalents at beginning of period	3,434	6,393
Cash and cash equivalents at end of period	$3,896	$5,324

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11	$328
Cash paid/(received) during the period for taxes	$(208)	$156
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$-	$2
Purchases of property and equipment under capital leases	$-	$26
Net assets recognized from execution of royalty agreement	$31	$-

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 13% of our revenues for the three months ended August 31, 2014 compared with 13% for the three months ended August 31, 2013 resulted from exhibition activities outside the U.S. Approximately 12% of our revenues for the six months ended August 31, 2014 compared with 7% for the six months ended August 31, 2013 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2014, our results of operations for the three and six months ended August 31, 2014 and 2013 and cash flows for the six months ended August 31, 2014 and 2013. The data in the consolidated balance sheet as of February 28, 2014 was derived from our audited consolidated balance sheet as of February 28, 2014, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and six months ended August 31, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2015 (“fiscal 2015”).

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

Preparation of Financial Statements - Going Concern Update 2014-15 (ASU 2014-15)

In August 2014, FASB issued Accounting Standards Update No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income/(loss) per share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013

Numerator:
Net income/(loss) attributable to shareholders (in thousands)	$(1,653)	$(62)	$(2,865)	$909

Denominator:
Basic weighted-average shares outstanding	49,055,706	49,341,009	49,051,196	49,308,901
Effect of dilutive stock options and warrants	-	-	-	194,169
Diluted weighted-average shares outstanding	49,055,706	49,341,009	49,051,196	49,503,070

Net income/(loss) per share:
Basic	$(0.03)	$0.00	$(0.06)	$0.02
Diluted	$(0.03)	$0.00	$(0.06)	$0.02

Equity based awards are not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013

Warrants	-	6,000	-	6,000
Stock options	911,663	911,663	911,663	361,663
Total	911,663	917,663	911,663	367,663

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

	August 31, 2014	February 28, 2014
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	317	317
Total expedition costs capitalized	4,508	4,508
Less: Accumulated amortization	(1,413)	(1,101)
Accumulated depreciation	(732)	(645)
Expedition costs capitalized, net	$2,363	$2,762

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

As of August 31, 2014, the short-term portion of the note payable was $0 and the long-term portion was $183 thousand which is payable in the fourth quarter of fiscal 2016. The long-term portion payable relates to rental and other arrearages payable on behalf of Worldwide.

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

Beginning in the first fiscal quarter of 2015, revenues, expenses, assets, and liabilities related to these exhibitions are recorded on a gross reporting basis in the Company’s consolidated financial statements since we are now the primary obligor under these agreements, are fulfilling the customer agreements with assets that the Company has all rights and title to, rather than acting in a management capacity as it was prior to the amendment, have latitude to determine pricing and retain future profits from the arrangement with customers, and retain the credit risk with customers. The majority of the assets and liabilities added as a result of this change are restricted cash, accounts receivable, and deferred revenue.

As of August 31, 2014, the short-term portion of the royalty payable was $164 thousand and the long-term portion was $814 thousand.

Capital lease obligations

The Company leases certain computer and security equipment under capital leases. As of August 31, 2014, the balance sheet reflects the short-term portion of capital lease obligations of $40 thousand and the long-term portion of $43 thousand.

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
  The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and
  RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The balance in the Reserve Fund as of August 31, 2014 is $308 thousand, including interest income.

During these proceedings, on July 2, 2004, the District Court also rendered an opinion and order in which it held that it would not recognize a 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition (the “1987 Artifacts”). RMST appealed the July 2, 2004 District Court order to the Appellate Court. On January 31, 2006, the Appellate Court reversed the lower court’s decision to invalidate the 1993 Proces-Verbal, pursuant to which the government of France granted RMST title to all artifacts recovered from the wreck site during the 1987 expedition. As a result, the Appellate Court tacitly reconfirmed that RMST owns the approximately 2,000 artifacts recovered during the 1987 expedition. These artifacts were not part of the August 2011 award, but are now subject to certain of the covenants and conditions agreed to by the Company.

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

On February 14, 2014, SeaVentures, LTD. filed suit against the Company in the Circuit Court for the Ninth Judicial District in Orange County, Florida. The suit alleges that the Company breached a contract with SeaVentures under which we were required to present one or more Titanic exhibitions jointly presenting Titanic artifacts and artifacts recovered from the RMS Carpathia which are owned by SeaVentures, LTD. SeaVentures seeks $743 thousand plus interest and costs. The case is now in discovery and the outcome of the case is not readily determinable at this time.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand. As of August 31, 2014, a receivable of $28 thousand, net of allowance for doubtful accounts of $193 thousand, is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement were received in the first quarter of fiscal 2014 and is reflected in the six months ended August 31, 2013 consolidated statement of operations.

On April 29, 2013, the Company filed suit in the U.S. District Court for the Middle District of Florida, Jacksonville Division against Kingsmen Creatives, LTD, and Kingsmen Exhibits PTE, LTD. Kingsmen Creatives is a publicly traded Singapore based design company and is traded on the Singapore Exchange. Kingsmen Exhibits PTE, LTD. is a wholly-owned subsidiary of Kingsmen Creatives, LTD. and designs exhibition and museum properties. The Kingsmen companies partnered with Thomas Zaller and his companies in development of their competing Titanic exhibition. The Company alleges that the Kingsmen companies participated in an unlawful conspiracy with Thomas Zaller and his companies which caused injury to the Company. The Company also made claims against the Kingsmen companies for conversion, misappropriation of trade secrets under Florida law, unjust enrichment, and trade dress violations under the Lanham Act. The Company sued for unspecified damages. The court recently ruled that it lacked personal jurisdiction over Kingsmen Creatives, LTD and Kingsmen Exhibits PTE, LTD. and dismissed the case. On September 2, 2014, the United States Court of Appeals for the 11th Circuit affirmed the District Court’s dismissal of the case for lack of personal jurisdiction. The matter is now concluded.

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

As of May 8, 2014, the State of New York has completed its most recent examination of the Company’s sales and use tax returns for all periods through May 31, 2012. The State of New York has assessed additional sales and use tax of approximately $374 thousand, including interest of $93 thousand, of which $37 thousand is accrued in the Company’s financial statements as of August 31, 2014. The Company is appealing the remaining balance assessed by the State of New York as it relates to license payments for our Bodies exhibitions. The Company’s position is that it is not liable to pay these taxes.

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. However, we cannot sell shares under this agreement if our share price is below $1. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement. This agreement expires in accordance with its terms on October 31, 2014.

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

The Company has two reportable segments - Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Real Pirates, Extreme Dinosaurs, The Discovery of King Tut, Pompeii and Titanic (through an inter-company agreement with RMST), as well as the operation and management of the AEI properties known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $1.1 million and $1.0 million for the three months ended August 31, 2014 and 2013, respectively and $1.8 million and $1.2 million for the six months ended August 31, 2014 and 2013, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $316 thousand and $627 thousand reported for the RMS Titanic segment for the three months and six months ended August 31, 2014, respectively and $493 thousand and $1.1 million for the three months and six months ended August 31, 2013, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and six months ended August 31, 2014 and 2013 by segment (in thousands):

	Three Months August 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$8,297	$316	$(316)	$8,297
Cost of revenue (exclusive of depreciation and amortization)	5,586	-	(316)	5,270
Gross profit	2,711	316	-	3,027
Operating expenses:
General and administrative	3,398	337	-	3,735
Depreciation and amortization	1,149	-	-	1,149
Gain on disposal of assets	-	-	-	-
Total Operating expenses	4,547	337	-	4,884
Loss from operations	(1,836)	(21)	-	(1,857)
Other expense	(1)	-	-	(1)
Loss before income tax	(1,837)	(21)	-	(1,858)
Income tax expense/(benefit)	-	-	-	-
Net loss	(1,837)	(21)	-	(1,858)
Less: Net loss attributable to non-controlling interest	205	-	-	205
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,632)	$(21)	$-	$(1,653)

	Three Months Ended August 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,819	$493	$(493)	$7,819
Cost of revenue (exclusive of depreciation and amortization)	4,308	-	(493)	3,815
Gross profit	3,511	493	-	4,004

Operating expenses:
General and administrative	2,965	301	-	3,266
Depreciation and amortization	996	2	-	998
Gain on disposal of property and equipment	(46)	-	-	(46)
Total Operating expenses	3,915	303	-	4,218

Income/(loss) from operations	(404)	190	-	(214)

Other income	55	-	-	55

Income/(loss) before income tax	(349)	190	-	(159)

Income tax expense/(benefit)	(53)	(16)	-	(69)

Net income /(loss)	(296)	206	-	(90)
Less: Net loss attributable to non-controlling interest	28	-	-	28
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(268)	$206	$-	$(62)

	Six Months Ended August 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$15,788	$627	$(627)	$15,788
Cost of revenue (exclusive of depreciation and amortization)	10,304	-	(627)	9,677
Gross profit	5,484	627	-	6,111

Operating expenses:
General and administrative	6,396	634	-	7,030
Depreciation and amortization	2,300	-	-	2,300
Gain on disposal of assets	(4)	-	-	(4)
Total Operating expenses	8,692	634	-	9,326

Loss from operations	(3,208)	(7)	-	(3,215)

Other expense	(6)	-	-	(6)

Loss before income tax	(3,214)	(7)	-	(3,221)

Income tax expense/(benefit)	-	-	-	-

Net loss	(3,214)	(7)	-	(3,221)
Less: Net loss attributable to non-controlling interest	356	-	-	356
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,858)	$(7)	$-	$(2,865)

	Six Months Ended August 31, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$16,759	$1,126	$(1,126)	$16,759
Cost of revenue (exclusive of depreciation and amortization)	8,588	-	(1,126)	7,462
Gross profit	8,171	1,126	-	9,297

Operating expenses:
General and administrative	6,030	606	-	6,636
Depreciation and amortization	1,930	53	-	1,983
Gain on disposal of property and equipment	(74)	-	-	(74)
Contract and legal settlements	(297)	-	-	(297)
Total Operating expenses	7,589	659	-	8,248

Income from operations	582	467	-	1,049

Other income	(90)	-	-	(90)

Income before income tax	492	467	-	959

Income tax expense/(benefit)	-	-	-	-

Net income	492	467	-	959
Less: Net income attributable to non-controlling interest	(50)	-	-	(50)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$442	$467	$-	$909

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

	As of
	August 31,2014	February 28, 2014

Exhibition Management	$23,431	$23,374
RMS Titanic	5,908	6,282
Corporate and unallocated	368	600
Total assets	$29,707	$30,256

Expenditures for additions to long-lived assets by segment for the six months ended August 31, 2014 and 2013, respectively are reflected in the table below (in thousands):

	Six Months Ended August 31,
	2014	2013

Exhibition Management	$393	$2,612
RMS Titanic	-	-
Total capital expenditures	$393	$2,612

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

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York. This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square. The Company has signed an Exhibit Promoter Agreement to present Saturday Night Live: The Experience which will open in our New York City location. Specific information about the other exhibition that will be opening in the space will be released at a later date. In the first fiscal quarter of fiscal 2015, we purchased a $800 thousand certificate of deposit and pledged it as collateral for this lease. An additional $900 thousand in collateral is due in the first fiscal quarter of 2016. The lease commenced in July 2014 and we anticipate the Company will begin presenting exhibitions in the leased space during the fiscal first quarter of 2016. Total future minimum payments under this lease are approximately $45.8 million.

10.	Liquidity and Capital Resources

The Company’s operations have been financed primarily through cash flow from operations and existing cash. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company faces the potential for significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million. The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature on March 31, 2015. The proceeds from these notes are expected to be used in the near-term to satisfy the Company’s obligations under the New York City lease and proposed new content agreements.

In the event that the Company is unsuccessful in refinancing or generating capital to repay the short-term note, the Company may be unable to meet certain obligations in the future and the Company's liquidity may be impaired. In addition, based on our recurring losses, financial obligations and working capital levels, the Company may need to raise additional funds to finance its operations in the future. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, the Company’s business, financial condition and results of operations will be materially and adversely affected.

The Company intends to obtain any additional funding it may require through public or private equity or debt financings, strategic transactions, or other arrangements and the Company cannot assure such funding will be available on reasonable terms, or at all. Equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms.

If our efforts to raise additional funds when needed are unsuccessful, the Company may be required to delay, reduce or eliminate portions of our strategic plan or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to litigation claims. Even if the Company were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company is unable to continue as a going concern, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.	Subsequent Events

On September 30, 2014, Premier Exhibitions, Inc. (the “Company”) entered into a Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP.  Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million.  The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature on March 31, 2015.  The Notes require the Company to pay a closing fee to the Pentwater affiliates in the aggregate amount of 3% of the loan amount and the fees and expenses incurred by the Pentwater affiliates in connection with the negotiation and execution of the Notes.

The Notes include customary events of default, and also include events of default relating to the preservation of the Titanic assets and maintaining Samuel S. Weiser as an employee of the Company.  The Notes also require the Company to maintain minimum unrestricted liquidity of $2.0 million.  Upon the occurrence of an event of default, the Company must pay default interest at the base rate plus 3%, and the Pentwater affiliates may declare all amounts outstanding under the Notes to be immediately due and payable.

The Company may prepay the Notes at any time, at 102% of the face amount during the first three months of the term and 100% of the face amount during the second three months of the term.  The Company must prepay the note at 102% of the face amount upon a change of control, which would occur upon a change in ownership of 35% of the outstanding shares of the Company or any transfer of any shares of RMS Titanic, Inc.

The Notes are guaranteed by each of RMS Titanic, Inc., Premier Exhibition Management LLC, Arts and Exhibitions International LLC, and Premier Merchandising, LLC, all of which are subsidiaries of the Company.

The Notes are secured by substantially all of the assets of the Company and the subsidiary guarantors, including the stock of each of the subsidiary guarantors.  The security interest does not apply to the Titanic assets held by RMS Titanic, Inc., but applies to all revenues, contracts and agreements lawfully arising out of the Titanic assets.

The lenders’ exercise of rights and remedies with respect to the stock of RMS Titanic, Inc. and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMS Titanic, Inc., which include (i) the Opinion issued by the United States District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 12, 2010; (ii) the Order issued by the United State District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 15, 2011; (iii) the Revised Covenants and Conditions for the Future Disposition of Objects Recovered from the R.M.S. Titanic by RMS Titanic, Inc. pursuant to an in specie salvage award granted by the United States District Court for the Eastern District of Virginia, dated as of August 15, 2011; and (iv) the Process Verbal, issued on October 12, 1993 by the Maritime Affairs Administrator for the Ministry of Equipment Transportation and Tourism, French Republic to Titanic Ventures Limited Partnership.

On October 13, 2014, Premier Exhibition Management, LLC (the “Company”), a subsidiary of Premier Exhibitions, Inc., entered into a Exhibit Promoter Agreement with Broadway Video Entertainment, Inc. (“BV”) to produce an exhibition based on the television show “Saturday Night Live.” The term of the Agreement is five (5) years from the opening date of the exhibition.

The exhibition will feature the characters, stories, programs, cast and creators of Saturday Night Live and will be presented at the Company’s new venue in New York City. PEM is required to open the exhibit by June 1, 2015, subject to certain rights to cure any delay.

Pursuant to the Exhibit Promoter Agreement, the Company will produce and present the exhibition and will operate a merchandise store for exhibition related products. The production costs will be funded by the Company. BV will be paid a license fee of ten percent (10%) of gross revenues after deduction of sales tax, credit card and check verification fees, refunds, and returns (“Adjusted Gross Revenue”) earned by PEM from any source related to the Exhibition (including ticket sales, merchandise, and audio tour) on the first $10 million of Adjusted Gross Revenue; twelve and one half percent (12.5%) of Adjusted Gross Revenue greater than $10 million and up to $20 million and fifteen percent (15%) on Adjusted Gross Revenue over $20 million during the Term (the “License Fee”). BV will be entitled to an advance of the License Fee in the amount of $1,000,000 total, with $250,000 to be paid by November 1, 2014, $250,000 by December 31, 2014, $250,000 by June 15, 2014, and $250,000 by December 31, 2015. This advance will be recouped by PEM from the License Fee payable to BV. Any sponsorship revenue related to the exhibit will be paid 50% to PEM and 50% to BV, after deduction for expenses of fulfillment.

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

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600. The Company is a Florida corporation and maintains websites located at www.prxi.com, www.bodiesrevealed.com, www.bodiestheexhibition.com, www.rmstitanic.net, www.thetitanicstore.com, www.titanictheexperience.com, www.thekingtutstore.com and www.dinosaursatlanta.com .. Information on Premier’s websites is not part of this report.

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

On August 25, 2014, William M. Adams, Ronald C. Bernard, and Bruce Steinberg resigned as directors of Premier Exhibitions, Inc. (the “Company”), effective immediately.  On the same day, Jack H. Jacobs and Rick Kraniak were appointed to the Board of Directors of the Company (the “Board”).  Messrs. Jacobs and Kraniak are “independent” directors pursuant to the listing standards of the NASDAQ Stock Market and have been appointed to the Audit Committee of the Board.  Mr. Jacobs qualifies as an  “audit committee financial expert” and will chair the Audit Committee.

Messrs. Jacobs and Kraniak will receive standard non-employee director compensation, as described in the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 30, 2014.  Neither Mr. Jacobs nor Mr. Kraniak was selected as a director pursuant to any arrangement or understanding with any other person and neither of them has any other reportable transactions under Item 404(a) of Regulation S-K.

Following the foregoing changes to the composition of the Board, the Company’s Audit Committee currently consists of two members.  As a result, on August 29, 2014, the Company notified the NASDAQ Stock Market LLC that the Company is currently not in compliance with the NASDAQ Listing Rule 5605(c)(2)(A), which requires that the audit committee of a listed company be composed of at least three independent directors.  The Company is currently relying on a 180-day cure period provided by the NASDAQ Listing Rule 5605(c)(4) and expects to add an additional director to the Board in the near term in order to have the Audit Committee composed of three independent directors.

On August 28, 2014, the Board appointed Mr. Samuel S. Weiser as the Executive Chairman of the Company.  Mr. Weiser is currently a director of the Company and will continue to serve in that capacity.  For his biographical information and information regarding related party transactions, please see the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 30, 2014.

Mr. Weiser will be paid a salary of $30,000 per month, and his remaining monthly severance payments under his Separation Agreement and Release with the Company, dated June 20, 2014, will be suspended during his service as the Company’s Executive Chairman.  With respect to medical and dental insurance coverage, during Mr. Weiser’s service as the Company’s Executive Chairman, he may elect to either continue to receive health care reimbursement payments under his Separation Agreement and Release with the Company and maintain private medical and dental insurance coverage at his own cost or obtain coverage under the Company’s medical and dental insurance plans paid by the Company, in each case subject to the requirements of applicable law and the terms of the Company’s health insurance plans.  Mr. Weiser will waive all compensation as a member of the Board during his service as Executive Chairman.

On August 27, 2014, the Board amended the Bylaws of the Company, effective immediately, to provide that the Board shall consist of three or more directors as determined from time to time by resolution of the Board.  On the same day, the Board reduced the size of the Board to five directors.

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

As of August 31, 2014, our portfolio of exhibitions contains the following:

	August 31, 2014
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience	3	5	8
"Real Pirates"	-	2	2
"One Day in Pompeii"	-	1	1
"The Discovery of King Tut"	-	1	1
"Extreme Dinosaurs"	1	-	1
Total Exhibitions	7	13	20

Our touring exhibitions usually span four to six months. As of August 31, 2014, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia. Previously the Company had an additional stationary exhibition in New York City, New York which was closed in late October 2012 due to the impact of Hurricane Sandy and subsequent action by governmental authorities and the landlord. On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of August 31, 2014, we had the ability to present eight concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of August 31, 2014, we had the ability to present seven concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

Exhibitions

“Titanic: The Artifact Exhibition and Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia. During the three months ended August 31, 2014, six separate Titanic exhibitions were presented at six venues.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the three months ended August 31, 2014, six separate Bodies exhibitions were presented at seven venues.

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

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013.  The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During the three months ended August 31, 2014, we presented one Pompeii exhibit at one venue.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction. Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013. During the three months ended August 31, 2014, we presented two separate Pirates exhibitions at two venues.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, to present an exhibition based on King Tutankhamun. The term of the Agreement is five (5) years from the opening date of the exhibition. The exhibition, titled The Discovery of King Tut, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb. This exhibition opened at Union Station in Kansas City on April 4, 2014. During the three months ended August 31, 2014, we presented one King Tut exhibition at one venue.

“Extreme Dinosaurs”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Dinosaurs Unearthed Corporation to present an animatronic exhibition based on dinosaurs. The term of the Agreement is approximately nine months from the opening date of the exhibition. The exhibition, titled Extreme Dinosaurs, features some of the newest dinosaur discoveries from the ‘Golden Age’ of paleontology, and explores why scientists believe these dinosaurs may have had such bizarre features like horns, plates, frills and feathers. Visitors will experience some of the world’s strangest dinosaurs showcased through life-size animatronic models, skeletons, real and replicated fossils, and more. This exhibition opened at Atlantic Station in Atlanta on March 29, 2014. During the three months ended August 31, 2014, we presented one Extreme Dinosaurs exhibition at one venue.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has three new projects in development. The Company has signed an Exhibit Promoter Agreement to present Saturday Night Live: The Experience which will open in our New York City location. The Company has an option agreement in place to develop an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox. In addition, the Company is also in development of an exhibition featuring cases of the Federal Bureau of Investigation.

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

Titanic Artifact Appraisal

On October 14, 2014 RMS Titanic, Inc., a division of Premier Exhibitions, Inc announced that the only collection of artifacts ever recovered from the wreck of the RMS TITANIC has been appraised at over $218 million.

For nearly twenty years, RMS Titanic, Inc. has served as Salvor-in-Possession of Titanic and its wreck site and is the only company that has ever conducted salvage operations at Titanic. During that span, RMS Titanic, Inc. conducted eight research and recovery operations at the wreck site, 2.5 miles beneath the ocean surface, and salvaged and conserved over 5,000 cultural treasures. Appraisers well understood the importance of this collection when, in 2007, when they valued the artifact collection at $189 million.

RMS Titanic chose noted appraiser The Alasko Company to conduct this appraisal seven years later. The Alasko Company appraisal reflects the market value of the historic collection today based on a consideration of the market for comparable properties using an exhaustive survey and analysis of market data pertaining to Titanic related materials. The appraisal reflects a nearly $30 million increase in value from the previous 2007 appraisal. Notably, the appraisal does not include the value of groundbreaking intellectual property and archaeological assets compiled during the company’s 2010 dive, including the first comprehensive survey map of the wreck site, and other cutting edge photomosaics, sidescan sonar, and 3D imagery.

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 13% of our revenues for the three months ended August 31, 2014 compared with 13% for the three months ended August 31, 2013 resulted from exhibition activities outside the U.S. Approximately 12% of our revenues for the six months ended August 31, 2014 compared with 7% for the six months ended August 31, 2013 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended August 31, 2014 Compared to the Quarter Ended August 31, 2013

An analysis of our condensed consolidated statements of operations for the quarter ended August 31, 2014 and 2013, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2014	August 31, 2013	2014 vs. 2013
	(In thousands except percentages and per share data)

Revenue	$8,297	$7,819	6.1%
Cost of revenue (exclusive of depreciation and amortization)	5,270	3,815	38.1%
Gross profit	3,027	4,004	(24.4)%
Gross profit as a percent of revenue	36.5%	51.2%

Operating expenses	4,884	4,218	15.8%
Loss from operations	(1,857)	(214)	767.8%

Other income/(expense)	(1)	55	(101.8)%

Loss before income taxes	(1,858)	(159)	1,068.6%

Income tax benefit	–	(69)	(100.0)%
Effective tax rate	0.0%	43.4%
Net loss	(1,858)	(90)	1,964.4%
Less: Net loss attributable to non-controlling interest	205	28	632.1%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,653)	$(62)	2,566.1%

Net loss per share
Basic loss per share	$(0.03)	$0.00
Diluted loss per share	$(0.03)	$0.00

Revenue. During the quarter ended August 31, 2014, total revenue increased $478 thousand, or 6.1% to $8.3 million as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2014	2013

Exhibition Revenue
Admissions revenue	$5,157	$4,714
Non-refundable license fees for current exhibitions	1,598	1,258
Total Exhibition revenue	6,755	5,972
Merchandise revenue	1,409	1,659
Management fee	133	188
Total Revenue	$8,297	$7,819

Key Non-financial Measurements
Total number of exhibitions presented	18	16
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	6	7
Exhibitions rented to promoters or museums	6	2
Total operating days for semi-permanent, partner and rented exhibitions	1,503	1,298
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	544	388
Average attendance per day for semi-permanent and partnered exhibitions presented	499	347
Average ticket price for semi-permanent and partnered exhibitions presented	$16.79	$15.21
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.71	$3.33

Semi permanent exhibitions:
Total operating days	550	522
Total attendance (in 000's)	189	194
Average attendance per day	344	372
Average ticket price	$21.40	$21.42
Average retail per attendee	$3.86	$3.86

The key non-financial measurements for August 31, 2013 do not include exhibitions under management.

Exhibition revenue increased by $783 thousand to $6.8 million primarily due to our new Pompeii and King Tut exhibitions which was offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the second quarter of fiscal 2015. For the quarter ended August 31, 2013 we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the quarter ended August 31, 2014, we recognized $257 thousand in revenues related to the AEI exhibitions.

With 18 exhibits presented, the Company experienced an increase in attendance from 388 thousand in the second fiscal quarter of 2014 to 544 thousand in second fiscal quarter of 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 57.0% of total revenue in the second quarter of fiscal 2015, compared to 61.7% of revenue for the second quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $250 thousand to $1.4 million for the quarter ended August 31, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive during the quarter ended August 31, 2014. In addition, two Titanic touring sets were run by partners and the Company receives wholesale revenues. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the quarter ended August 31, 2014, total cost of revenue increased by $1.5 million, or 38.1%, to $5.3 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2014	August 31, 2013	2014 vs. 2013

Exhibition costs
Production	$106	$204	(48.0)%
Operating Expenses	3,344	1,976	69.2%
Marketing	1,237	1,028	20.3%
	4,687	3,208	46.1%
Exhibition expense as percent of exhibition revenue	69.4%	53.7%

Cost of merchandise	583	607	(4.0)%
Cost of merchandise as percent of merchandise revenue	41.4%	36.6%
Total	$5,270	$3,815	38.1%
Cost of revenue as a percent of total revenue	63.5%	48.8%

Exhibition expense increased from 53.7% of exhibition revenue in the second quarter of 2014 to 69.4% in the second quarter of fiscal 2015 primarily due to the additional non-cash rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our Buena Park venue, which was only open for one month during our fiscal 2014’s second quarter, and our new Pompeii exhibition caused our exhibition expense to increase.

Cost of merchandise as a percent of merchandise revenue increased from 36.6% in the second quarter of fiscal 2014 to 41.4% in the second quarter of fiscal 2015 primarily due to higher retail labor costs which was partially offset by a decrease in shipping costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $4.0 million or 51.2% during the quarter ended August 31, 2013 to $3.0 million or 36.5% of revenue for the quarter ended August 31, 2014.

Operating expenses. Our general and administrative expenses increased by $0.5 million to $3.7 million for the quarter ended August 31, 2014 compared to the same period last year. The increase is primarily due to an increase in severance related expense related to the departure of our Chief Executive Officer during the second quarter of fiscal 2015. In addition, stock compensation expense and professional fees increased from the prior year period.

Our depreciation and amortization expenses increased by $151 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Other expense. We recognized interest expense of $21 thousand on the Company’s debt during second quarter of fiscal 2015 as compared to $99 thousand in the second quarter of 2014.

Income tax benefit. We recorded zero income tax expense for the quarter ended August 31, 2014. The income tax benefit for the quarter ended August 31, 2013 was a reversal of the first fiscal quarter 2014 expense.

Net loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $1.7 million for the quarter ended August 31, 2014 as compared to a net loss of $62 thousand for the same period last year.

The Quarter Ended August 31, 2014 Compared to the Quarter Ended August 31, 2013 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the quarter ended August 31, 2014 and 2013, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$8,297	$7,819	6.1%
Cost of revenue (exclusive of depreciation and amortization)	5,586	4,308	29.7%
Gross profit	2,711	3,511	(22.8)%
Gross profit as a percent of revenue	32.7%	44.9%

Operating expenses	4,547	3,915	16.1%
Loss from operations	(1,836)	(404)	354.5%

Other income/(expense)	(1)	55	(101.8)%

Loss before income taxes	(1,837)	(349)	426.4%

Income tax benefit	–	(53)	(100.0)%
Effective tax rate	0.0%	15.2%

Net loss	(1,837)	(296)	520.6%
Less: Net loss attributable to non-controlling interest	205	28	632.1%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,632)	$(268)	509.0%

Revenue. During the quarter ended August 31, 2014, total revenue increased $478 thousand, or 6.1% to $8.3 million as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2014	2013

Exhibition Revenue
Admissions revenue	$5,157	$4,714
Non-refundable license fees for current exhibitions	1,598	1,258
Total Exhibition revenue	6,755	5,972
Merchandise Revenue	1,409	1,659
Management Fee	133	188
Total Revenue	$8,297	$7,819

Key Non-financial Measurements
Total number of exhibitions presented	18	16
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	6	7
Exhibitions rented to promoters or museums	6	2
Total operating days for semi-permanent, partner and rented exhibitions	1,503	1,298
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	544	388
Average attendance per day for semi-permanent and partnered exhibitions presented	499	347
Average ticket price for semi-permanent and partnered exhibitions presented	$16.79	$15.21
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.71	$3.33

Semi permanent exhibitions:
Total operating days	550	522
Total attendance (in 000's)	189	194
Average attendance per day	344	372
Average ticket price	$21.40	$21.42
Average retail per attendee	$3.86	$3.86

The key non-financial measurements for August 31, 2013 do not include exhibitions under management.

Exhibition revenue increased by $783 thousand to $6.8 million primarily due to our new Pompeii and King Tut exhibitions which was offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the second quarter of fiscal 2015. For the quarter ended August 31, 2013 we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the quarter ended August 31, 2014, we recognized $257 thousand in revenues related to the AEI exhibitions.

With 18 exhibits presented, the Company experienced an increase in attendance from 388 thousand in the second fiscal quarter of 2014 to 544 thousand in second fiscal quarter of 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 57.0% of total revenue in the second quarter of fiscal 2015, compared to 61.7% of revenue for the second quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $250 thousand to $1.4 million for the quarter ended August 31, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive during the quarter ended August 31, 2014. In addition, two Titanic touring sets were run by partners and the Company receives wholesale revenues. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the quarter ended August 31, 2014, total cost of revenue increased by $1.3 million, or 29.7%, to $5.6 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Change
	August 31, 2014	August 31, 2013	2014 vs. 2013

Exhibition costs
Production	$106	$204	(48.0)%
Operating Expenses	3,660	2,469	48.2%
Marketing	1,237	1,028	20.3%
	5,003	3,701	35.2%
Exhibition expense as percent of exhibition revenue	74.1%	62.0%

Cost of merchandise	583	607	(4.0)%
Cost of merchandise as percent of merchandise revenue	41.4%	36.6%

Total	$5,586	$4,308	29.7%
Cost of revenue as a percent of total revenue	67.3%	55.1%

Exhibition expense increased from 62.0% of exhibition revenue in the second quarter of 2014 to 74.1% in the second quarter of fiscal 2015 primarily due to the additional non-cash rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our Buena Park venue, which was only open for one month during our fiscal 2014’s second quarter, and our new Pompeii exhibition caused our exhibition expense to increase. This was partially offset by a decrease in our royalty for the use of our Titanic artifacts. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.2 million from $4.9 million, royalty revenue decreased accordingly.

Cost of merchandise as a percent of merchandise revenue increased from 36.6% in the second quarter of fiscal 2014 to 41.4% in the second quarter of fiscal 2015 primarily due to higher retail labor costs which was partially offset by a decrease in shipping costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $3.5 million or 44.9% during the quarter ended August 31, 2013 to $2.7 million or 32.7% of revenue for the quarter ended August 31, 2014.

Operating expenses. Our general and administrative expenses increased by $0.5 million to $3.7 million for the quarter ended August 31, 2014 compared to the same period last year. The increase is primarily due to an increase in severance related expense related to the departure of our Chief Executive Officer during the second quarter of fiscal 2015. In addition, stock compensation expense and professional fees increased from the prior year period.

Our depreciation and amortization expenses increased by $151 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Other expense. We recognized interest expense of $21 thousand on the Company’s debt during second quarter of fiscal 2015 as compared to $99 thousand in the second quarter of 2014.

Income tax expense/(benefit). We recorded zero income tax expense for the quarter ended August 31, 2014. The income tax benefit for the quarter ended August 31, 2013 was a reversal of the first fiscal quarter 2014 expense.

Net loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $1.6 million for the quarter ended August 31, 2014 as compared to a net loss of $268 thousand for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the quarter ended August 31, 2014 and 2013, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$316	$493	(35.9)%
Cost of revenue (exclusive of depreciation and amortization)	–	–	N/A %
Gross profit	316	493	(35.9)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	337	303	11.2%
Income/(loss) before tax	(21)	190
Income tax benefit	–	(16)	(100.0)%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(21)	$206	(110.2)%

Revenue.  During the quarter ended August 31, 2014, total revenue decreased by $177 thousand, or 35.9%, to $316 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of the Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.2 million from $4.9 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 35.9% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the quarter ended August 31, 2014 increased 11.2% from the same period in the prior year due to a decrease in the expenses related to the calculation of the administrative fee.

Income tax benefit. We recorded zero income tax expense for the quarter ended August 31, 2014. The income tax benefit for the quarter ended August 31, 2013 was a reversal of the first fiscal quarter 2014 expense.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the quarter ended August 31, 2014 of $21 thousand compared to net income of $206 thousand for the same period in the prior year based on the items discussed above.

The Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013

An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2014 and 2013, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	August 31, 2014	August 31, 2013	2014 vs. 2013
	(In thousands except percentages and per share data)

Revenue	$15,788	$16,759	(5.8)%
Cost of revenue (exclusive of depreciation and amortization)	9,677	7,462	29.7%
Gross profit	6,111	9,297	(34.3)%
Gross profit as a percent of revenue	38.7%	55.5%

Operating expenses	9,326	8,248	13.1%
Income/(loss) from operations	(3,215)	1,049	(406.5)%

Other expense	(6)	(90)	(93.3)%

Income/(loss) before income tax	(3,221)	959	(435.9)%

Income tax expense	–	–	N/A %
Effective tax rate	0.0%	0.0%
Net income/(loss)	(3,221)	959	(435.9)%
Less: Net (income)/loss attributable to non-controlling interest	356	(50)	812.0%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(2,865)	$909	(415.2)%

Net income/(loss) per share:
Basic income/(loss) per share	$(0.06)	$0.02
Diluted net income/(loss) per share	$(0.06)	$0.02

Revenue. During the six months ended August 31, 2014, total revenue decreased by $1.0 million, or 5.8% to $15.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2014	2013

Exhibition Revenue
Admissions revenue	$9,822	$10,829
Non-refundable license fees for current exhibitions	2,941	1,990
Total Exhibition revenue	12,763	12,819
Merchandise revenue	2,754	3,565
Management fee	271	375
Total Revenue	$15,788	$16,759

Key Non-financial Measurements
Total number of exhibitions presented	22	21
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	8	11
Exhibitions rented to promoters or museums	8	3
Total operating days for semi-permanent, partner and rented exhibitions	2,929	2,275
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,039	905
Average attendance per day for semi-permanent and partnered exhibitions presented	480	449
Average ticket price for semi-permanent and partnered exhibitions presented	$16.04	$14.43
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.69	$3.75

Semi permanent exhibitions:
Total operating days	1,102	982
Total attendance (in 000's)	394	366
Average attendance per day	358	373
Average ticket price	$20.43	$21.65
Average retail per attendee	$3.57	$3.81

The key non-financial measurements for August 31, 2013 do not include exhibitions under management.

Exhibition revenue decreased by $56 thousand to $12.8 million primarily due to a decrease in profit share revenue related to the Titanic brand being in smaller markets in the first half of fiscal 2015. This was largely offset by our new Pompeii and King Tut exhibitions. For the six months ended August 31, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the six months ended August 31, 2014, we recognized $430 thousand in revenues related to the AEI exhibitions.

With 22 exhibits presented, the Company experienced an increase in attendance from 905 thousand in the first fiscal half of 2014 to 1.0 million in first six months of fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 59.7% of total revenue in the first half of fiscal 2015, compared to 55.2% of revenue for the first half of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.8 million to $2.8 million for the six months ended August 31, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire six months ended August 31, 2014. In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues. Also, during the first six months of fiscal 2014 the Company had two touring exhibitions that represented 23% of total merchandise revenues. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the six months ended August 31, 2014, total cost of revenue increased by $2.2 million, or 29.7%, to $9.7 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2014	August 31, 2013	2014 vs. 2013

Exhibition costs

Production	$464	$262	77.1%
Operating Expenses	5,703	3,814	49.5%
Marketing	2,341	2,096	11.7%
	8,508	6,172	37.8%
Exhibition expense as percent of exhibition revenue	66.7%	48.1%

Cost of merchandise	1,169	1,290	(9.4)%
Cost of merchandise as percent of merchandise revenue	42.4%	36.2%
Total	$9,677	$7,462	29.7%
Cost of revenue as a percent of total revenue	61.3%	44.5%

Exhibition expense increased from 48.1% of exhibition revenue in the first half of 2014 to 66.7% in the first half of fiscal 2015 primarily due to the additional rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our Buena Park venue, which was only open for one month during our fiscal 2014’s second quarter, and our new Pompeii exhibition caused our exhibition expense to increase.

Cost of merchandise as a percent of merchandise revenue increased from 36.2% in the first half of fiscal 2014 to 42.4% in the first half of fiscal 2015 primarily due to higher retail labor costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $9.3 million or 55.5% during the six months ended August 31, 2013 to $6.1 million or 38.7% of revenue for the six months ended August 31, 2014.

Operating expenses. Our general and administrative expenses increased by $0.4 million to $7.0 million for the six months ended August 31, 2014 compared to the same period last year. Our general and administrative expenses increased by $0.5 million to $3.7 million for the quarter ended August 31, 2014 compared to the same period last year. The increase is primarily due to an increase in severance related expense related to the departure of our Chief Executive Officer during the second quarter of fiscal 2015. In addition, stock compensation expense increased from the prior year period.

Our depreciation and amortization expenses increased by $317 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Other expense. We recognized interest expense of $44 thousand on the Company’s debt during first half of fiscal 2015 as compared to $237 thousand in the first half of 2014.

Income tax expense/(benefit). We recorded zero income tax expense for the six months ended August 31, 2014 and 2013.

Net (income)/loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $2.9 million for the six months ended August 31, 2014 as compared to net income of $909 thousand for the same period last year.

The Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the six months ended August 31, 2014 and 2013, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2014	2013
	In thousands except percentages)

Revenue	$15,788	$16,759	(5.8)%
Cost of revenue (exclusive of depreciation and amortization)	10,304	8,588	20.0%
Gross profit	5,484	8,171	(32.9)%
Gross profit as a percent of revenue	34.7%	48.8%

Operating expenses	8,692	7,589	14.5%
Income/(loss) from operations	(3,208)	582	(651.2)%

Other expense	(6)	(90)	(93.3)%

Income/(loss) before income tax	(3,214)	492	(753.3)%

Income tax expense	–	–	N/A %
Effective tax rate	0.0%	0.0%

Net income/(loss)	(3,214)	492	(753.3)%
Less: Net (income)/loss attributable to non-controlling interest	356	(50)	812.0%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(2,858)	$442	(746.6)%

Revenue. During the six months ended August 31, 2014, total revenue decreased by $1.0 million, or 5.8% to $15.8 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2014	2013
Exhibition Revenue
Admissions revenue	$9,822	$10,829
Non-refundable license fees for current exhibitions	2,941	1,990
Total Exhibition revenue	12,763	12,819
Merchandise Revenue	2,754	3,565
Management Fee	271	375
Total Revenue	$15,788	$16,759

Key Non-financial Measurements
Total number of exhibitions presented	22	21
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	8	11
Exhibitions rented to promoters or museums	8	3
Total operating days for semi-permanent, partner and rented exhibitions	2,929	2,275
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,039	905
Average attendance per day for semi-permanent and partnered exhibitions presented	480	449
Average ticket price for semi-permanent and partnered exhibitions presented	$16.04	$14.43
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.69	$3.75

Semi permanent exhibitions:
Total operating days	1,102	982
Total attendance (in 000's)	394	366
Average attendance per day	358	373
Average ticket price	$20.43	$21.65
Average retail per attendee	$3.57	$3.81

The key non-financial measurements for August 31, 2013 do not include exhibitions under management.

Exhibition revenue decreased by $56 thousand to $12.8 million primarily due to a decrease in profit share revenue related to the Titanic brand being in smaller markets in the first half of fiscal 2015. This was largely offset by our new Pompeii and King Tut exhibitions. For the six months ended August 31, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties.

With 22 exhibits presented, the Company experienced an increase in attendance from 905 thousand in the first fiscal half of 2014 to 1.0 million in first six months of fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 59.7% of total revenue in the first half of fiscal 2015, compared to 55.2% of revenue for the first half of fiscal 2014. These comparisons exclude the AEI portfolio. During the six months ended August 31, 2014, we recognized $430 thousand in revenues related to the AEI exhibitions.

Merchandise revenue decreased $0.8 million to $2.8 million for the six months ended August 31, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire six months ended August 31, 2014. In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues. Also, during the first six months of fiscal 2014 the Company had two touring exhibitions that represented 23% of total merchandise revenues. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the six months ended August 31, 2014, total cost of revenue increased by $1.4 million, or 16.5%, to $10.0 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)

	Six Months Ended		Percent Change
	August 31, 2014	August 31, 2013	2014 vs. 2013

Exhibition costs

Production	$464	$262	77.1%
Operating Expenses	6,330	4,940	28.1%
Marketing	2,341	2,096	11.7%
	9,135	7,298	25.2%
Exhibition expense as percent of exhibition revenue	71.6%	56.9%

Cost of merchandise	1,169	1,290	(9.4)%
Cost of merchandise as percent of merchandise revenue	42.4%	36.2%

Total	$10,304	$8,588	20.0%
Cost of revenue as a percent of total revenue	65.3%	51.2%

Exhibition expense increased from 56.9% of exhibition revenue in the first half of 2014 to 71.6% in the first half of fiscal 2015 primarily due to the additional rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our Buena Park venue, which was only open for one month during our fiscal 2014’s second quarter, and our new Pompeii exhibition caused our exhibition expense to increase. This was partially offset by a decrease in our royalty fee for the use of our Titanic artifacts. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $6.3 million from $11.3 million, royalty revenue decreased accordingly.

Cost of merchandise as a percent of merchandise revenue increased from 36.2% in the first half of fiscal 2014 to 42.4% in the first half of fiscal 2015 primarily due to higher retail labor costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $8.2 million or 48.8% during the six months ended August 31, 2013 to $5.5 million or 34.7% of revenue for the six months ended August 31, 2014.

Operating expenses. Our general and administrative expenses increased by $0.4 million to $7.0 million for the six months ended August 31, 2014 compared to the same period last year. The increase is primarily due to an increase in severance related expense related to the departure of our Chief Executive Officer during the second quarter of 2014. Our general and administrative expenses increased by $0.5 million to $3.7 million for the quarter ended August 31, 2014 compared to the same period last year. The increase is primarily due to an increase in severance related expense related to the departure of our Chief Executive Officer during the second quarter of fiscal 2015. In addition, stock compensation expense increased from the prior year period.

Our depreciation and amortization expenses increased by $317 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Other expense. We recognized interest expense of $44 thousand on the Company’s debt during first half of fiscal 2015 as compared to $237 thousand in the first half of 2014.

Income tax expense/(benefit). We recorded zero income tax expense for the six months ended August 31, 2014 and 2013.

Net (income)/loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $2.9 million for the six months ended August 31, 2014 as compared to net income of $442 thousand for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the six months ended August 31, 2014 and 2013, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$627	$1,126	(44.3)%
Cost of revenue (exclusive of depreciation and amortization)	–	–	N/A %
Gross profit	627	1,126	(44.3)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	634	659	(3.8)%
Income/(loss) before tax	(7)	467
Income tax expense	–	–	N/A %
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(7)	$467	(101.5)%

Revenue.  During the six months ended August 31, 2014, total revenue decreased by $499 thousand, or 44.3%, to $627 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of the Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $6.3 million from $11.3 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 44.3% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the six months ended August 31, 2014 decreased 3.8% from the same period in the prior year due to a decrease in the expenses related to the calculation of the administrative fee.

Income tax expense. We recorded zero income tax expense for the six months ended August 31, 2014 and 2013.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the six months ended August 31, 2014 of $7 thousand compared to net income of $467 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the six months ended August 31, 2014 and 2013 (in thousands):

Liquidity

Selected cash flow information:

	Six Months Ended August 31,
	2014	2013

Net cash provided by operating activities	$1,776	$1,408
Net cash used in investing activities	(977)	(2,518)
Net cash/(used in) provided by financing activities	(337)	40
Effects of exchange rate changes on cash and cash equivalents	–	1
Net increase/(decrease) in cash and cash equivalents	$462	$(1,069)

Operating Activities. For the six months ended August 31, 2014, cash provided by operating activities was $1.8 million as compared to $1.4 million in the prior year.  The increase in cash flow from operating activities is mainly due to an increase in our accounts payable and other liabilities and deferred revenues as well as a lower increase in our prepaid expenses.  This was partially offset by the change in net income/(loss).

Investing Activities. Cash used in investing activities was $1.0 million for the six months ended August 31, 2014 as compared to $2.5 million in the prior year.  Of the cash used in investing activities in the first six months of 2015, the majority, $800 thousand, was used to purchase a restricted certificate of deposit for our New York City lease.  In addition, we purchased property and equipment of $393 thousand and $2.6 million for the six months ended August 31, 2014 and 2013, respectively. The majority of the property and equipment purchases for the six months ended August 31, 2014, related to the $300 thousand the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.  For the six months ended August 31, 2013, the majority of the property and equipment purchases related to construction at our Buena Park location.  For the six months ended August 31, 2014, these were partially offset by the redemption of a certificate of deposit of $201 thousand.

Financing Activities.  Cash used in financing activities was $337 thousand for the six months ended August 31, 2014 compared to cash provided of $40 thousand for the six months ended August 31, 2013.  Cash used in financing activities for the first six months of fiscal 2015 relates primarily to the repayment of $220 thousand of the note payable to AEG Live, LLC and $100 thousand in deferred financing costs paid.  Cash provided by financing activities in fiscal 2014 relates to the proceeds from the exercise of stock options partially offset by the repayment of notes payable.

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

The registration statement filed pursuant to the Registration Rights Agreement has been declared effective by the SEC. The Company generally now has the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares will be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. However, we cannot sell shares under this agreement if our share price is below $1. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement. This agreement expires in accordance with its terms on October 31, 2014.

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

Capital requirements.

The Company’s operations have been financed primarily through cash flow from operations and existing cash. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company faces the potential for significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million. The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature on March 31, 2015. The proceeds from these notes are expected to be used in the near-term to satisfy the Company’s obligations under the New York City lease and proposed new content agreements.

In the event that the Company is unsuccessful in refinancing or generating capital to repay the short-term note, the Company may be unable to meet certain obligations in the future and the Company's liquidity may be impaired. In addition, based on our recurring losses, financial obligations and working capital levels, the Company may need to raise additional funds to finance its operations in the future. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, the Company’s business, financial condition and results of operations will be materially and adversely affected.

The Company intends to obtain any additional funding it may require through public or private equity or debt financings, strategic transactions, or other arrangements and the Company cannot assure such funding will be available on reasonable terms, or at all. Equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms.

If our efforts to raise additional funds when needed are unsuccessful, the Company may be required to delay, reduce or eliminate portions of our strategic plan or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to litigation claims. Even if the Company were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company is unable to continue as a going concern, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2014 other than the changes noted below.

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York. This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square. Specific information about the exhibitions that will be opening in the space will be released at a later date. In the first fiscal quarter of fiscal 2015, we purchased a $800 thousand certificate of deposit and pledged it as collateral for this lease. An additional $900 thousand in collateral is due in the first fiscal quarter of 2016. The lease commenced in July 2014 and we anticipate the Company will begin presenting exhibitions in the leased space during the fiscal first quarter of 2016. Total future minimum payments under this lease are approximately $45.8 million.

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

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. During the six months ended August 31, 2014, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

The short-term nature of our financing facility and our limited access to capital may create a risk that the Company cannot continue as a going concern.

The Company’s operations have been financed primarily through cash flow from operations and existing cash. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company faces the potential for significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

While the Company recently entered into a debt facility of $8.0 million, the notes must be repaid by March 31, 2015. As a result, the Company must refinance the debt or obtain funds to repay the debt by that date. Because the proceeds from these notes are expected to be used in the near-term to satisfy the Company’s obligations under the New York City lease and proposed new content agreements, the Company could be capital constrained and unable to fulfill the terms of the notes if its access to capital sources does not improve in the near term. Management believes that the Company’s access to capital depends on near-term improvement to its operating results.

If our efforts to raise additional funds when needed are unsuccessful, the Company may be required to delay, reduce or eliminate portions of our strategic plan or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to litigation claims. Even if the Company were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company is unable to continue as a going concern, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investments.

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

During the third quarter of fiscal 2015, we entered into a short-term financing in the aggregate amount of $8.0 million.  The principal amount of the note is due 180 days from its funding.  If we are unable to improve our cash flow from operations it may impact our ability to obtain replacement financing at the end of this term, which could significantly impact our ability to conduct our business.

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

 During our fiscal year 2015 our Board of Directors appointed our Chief Financial Officer and Chief Operating Officer to the additional positions of Interim President and Chief Executive Officer. In addition, our former Chief Executive Officer and President was named the Company’s Executive Chairman.  Under the terms of our Secured Promissory Note and Guarantee, if the Company’s Executive Chairman is terminated it is considered an event of default under the agreement. As a result, the Company has limited flexibility to reorganize the management team during the term of this Note.

These changes in key management, including the appointment of an interim officer leading the company, as well as the potential for additional appointments, could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position.  Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits.

See Index to Exhibits on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 15, 2014	By: /s/ Michael J. Little
Michael J. Little, Interim President and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (Interim Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Premier Exhibitions, Inc., dated August 27, 2014		8-K	3.1	08-29-14

10.1#	Second Amendment to Employment Agreement, effective July 30, 2014, by and between the Company and Michael J. Little	X

10.2	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc. in favor of Pentwater Credit Opportunities Master Fund Ltd.		8-K	10.1	10-06-14

10.3	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc. in favor of PWCM Master Fund Ltd.		8-K	10.2	10-06-14

10.4#	Employment Agreement, dated September 30, 2014, by and between Premier Exhibitions, Inc. and Samuel S. Weiser.		8-K	10.3	10-06-14

10.5	Exhibit Promoter Agreement between Premier Exhibition Management LLC and Broadway Video Entertainment, Inc., dated October 13, 2014		8-K	10.1	10-15-14

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2014 and February 28, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flow for the six months ended August 31, 2014 and 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

