Form 10-Q
period 2014-11-30
PREMIER EXHIBITIONS, INC.
filed 2015-01-14
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

 or

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

The number of shares outstanding of the registrant's common stock on January 9, 2015 was 49,146,695.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2014 (Unaudited)	February 28, 2014
ASSETS

Current assets:
Cash and cash equivalents	$5,784	$3,434
Certificates of deposit and other investments	-	407
Accounts receivable, net of allowance for doubtful accounts of $352 and $392, respectively	1,371	1,331
Merchandise inventory, net of reserveof $17	1,194	1,206
Income taxes receivable	56	263
Prepaid expenses	2,711	2,012
Other current assets	436	381
Total current assets	11,552	9,034

Artifacts owned, at cost	2,886	2,901
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $21,933 and $19,799, respectively	7,277	9,287
Exhibition licenses, net of accumulated amortization of $6,001 and $5,857, respectively	1,697	1,841
Film, gaming and other application assets, net of accumulated amortization of $1,571 and $1,101, respectively	1,763	2,233
Deferred financing cost net of amortization of$130 and $0, respectively	253	-
Goodwill	250	250
Lease incentive	7,400	-
Construction deposit	3,392	-
Future rights fees, net of accumulated amortization of $767 and $438, respectively	3,613	3,942
Restricted cash	450	-
Restricted certificate of deposit	800	-
Deferred income taxes	302	302
Long-term exhibition costs	264	215
Subrogation rights	250	250
Total Assets	$42,150	$30,256

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,261	$2,550
Deferred rent	2,022	751
Deferred revenue	3,380	3,076
Deferred income taxes	302	302
Current portion of capital lease obligations	37	39
Current portion of royalty payable, net of discount of $50 and $0, respectively	180	-
Current portion of notes payable, net of discount of $0 and $66, respectively	8,000	170
Total current liabilities	17,182	6,888

Long-Term liabilities:
Lease abandonment	1,096	1,440
Deferred rent	7,400	-
Long-term portion of capital lease obligations	37	61
Long-term portion of royalty payable, net of discount of $76 and $0, respectively	856	-
Long-term portion of notes payable, net of discount of $14 and $134, respectively	186	1,126
Total long-term liabilities	9,575	2,627

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares;issued 49,097,011 and 49,044,378 shares, respectively;outstanding 49,095,002 and 49,042,369 shares, respectively	5	5
Additional paid-in capital	54,072	53,822
Accumulated deficit	(40,628)	(35,630)
Accumulated other comprehensive loss	(326)	(326)
Less treasury stock, at cost; 2,009 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	13,122	17,870
Equity Attributable to Non-controlling interest	2,271	2,871
Total liabilities and shareholders' equity	$42,150	$30,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Revenue:
Exhibition revenue	$5,491	$5,003	$18,254	$17,822
Merchandise revenue	1,105	1,201	3,859	4,766
Management fee	131	188	402	563
Total revenue	6,727	6,392	22,515	23,151

Cost of revenue:
Exhibition costs	4,310	3,565	12,818	9,737
Cost of merchandise sold	474	477	1,643	1,767
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	4,784	4,042	14,461	11,504

Gross profit	1,943	2,350	8,054	11,647

Operating expenses:
General and administrative	2,920	3,234	9,950	9,870
Depreciation and amortization	1,093	1,085	3,393	3,068
Gain on note payable fair market value adjustment	-	(2,414)	-	(2,414)
Write-off of assets	-	798	-	798
(Gain)/loss on disposal of assets	-	3	(4)	(71)
Contract and legal settlements	-	-	-	(297)
Total operating expenses	4,013	2,706	13,339	10,954

Income/(loss) from operations	(2,070)	(356)	(5,285)	693

Interest expense	(311)	(66)	(355)	(303)
Other income	4	71	42	218

Income/(loss) before income taxes	(2,377)	(351)	(5,598)	608

Income tax benefit	-	(163)	-	(163)

Net income/(loss)	(2,377)	(188)	(5,598)	771
Less: Net loss/(income) attributable to non-controlling interest	244	(45)	600	(95)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(2,133)	$(233)	$(4,998)	$676

Net income/(loss) per share:
Basic income/(loss) per common share	$(0.04)	$0.00	$(0.10)	$0.01
Diluted income/(loss) per common share	$(0.04)	$0.00	$(0.10)	$0.01

Shares used in basic per share calculations	49,095,002	49,234,187	49,065,692	49,284,177
Shares used in diluted per share calculations	49,095,002	49,234,187	49,065,692	49,433,927

Comprehensive income/(loss)	$(2,133)	$(224)	$(4,998)	$684

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Nine Months Ended November 30,
Cash flows from operating activities:	2014	2013
Net income/(loss)	$(5,598)	$771
Adjustments to reconcile net income to net cashprovided by/(used in) operating activities:
Depreciation and amortization	3,393	3,068
Lease abandonment	(343)	(344)
Gain on note payable fair market value adjustment	-	(2,414)
Write-off of assets	-	798
Stock-based compensation	250	285
Allowance for doubtful accounts	16	245
Amortization of deferred financing cost	130	-
Write-off of deferred financing cost	100	-
Amortization of debt discount	60	296
Gain on disposal of assets	(4)	(71)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in accounts receivable	157	(203)
(Increase)/decrease in merchandise inventory, net of reserve	12	(114)
Increase in prepaid expenses	(629)	(1,514)
(Increase)/decrease in other assets	(55)	214
(Increase)/decrease in income taxes receivable	207	(76)
Increase in other receivables	(16)	(211)
Increase in restricted cash	(235)	-
(Increase)/decrease in long-term development costs	(49)	71
Increase in accounts payable and accrued liabilities	638	29
(Decrease)/increase in deferred rent	1,271	(126)
(Decrease)/increase in deferred revenue	(19)	435
Decrease in income taxes payable	-	(175)
Total adjustments	4,884	193
Net cash provided by/(used in) operating activities	(714)	964

Cash flows from investing activities:
Purchases of property and equipment	(441)	(2,970)
Construction deposit	(3,392)	-
Purchase of restricted certificate of deposit	(800)	-
Redemption of certificates of deposit	407	-
Proceeds from disposals of assets	4	74
Decrease in artifacts	15	27
Net cash used in investing activities	(4,207)	(2,869)

Cash flows from financing activities:
Proceeds from option and warrant exercises	-	185
Purchase of treasury stock	-	(534)
Proceeds from issuance of notes payable	8,000	-
Deferred financing costs	(483)	-
Payments on capital lease obligations	(26)	(22)
Payments on notes payable	(220)	(130)
Net cash provided by/(used in) financing activities	7,271	(501)

Effects of exchange rate changes on cash and cash equivalents	-	9

Net increase/(decrease) in cash and cash equivalents	2,350	(2,397)
Cash and cash equivalents at beginning of period	3,434	6,393
Cash and cash equivalents at end of period	$5,784	$3,996

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$172	$330
Cash paid/(received) during the period for taxes	$(207)	$88
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$-	$1
Purchases of property and equipment under capital leases	$-	$26
Net assets recognized from execution of royalty agreement	$31	$-
Net assets recognized from lease incentive	$7,400	$-
Net liabilities recognized from deferred rent	$7,400	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Background and Basis of Presentation

Description of Business

Premier Exhibitions, Inc. and subsidiaries (the “Company” or “Premier”) are in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed and operated unique exhibition products that are presented to the public in exhibition centers, museums and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 15% of our revenues for the three months ended November 30, 2014 compared with 7% for the three months ended November 30, 2013 resulted from exhibition activities outside the U.S. Approximately 13% of our revenues for the nine months ended November 30, 2014 compared with 7% for the nine months ended November 30, 2013 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Corporate Structure

Our business has been divided into an exhibition management division and a content division. The content division is the Company’s subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, in addition to all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011, to manage all of the Company’s exhibition operations (exhibition division). This includes the operation and management of our Bodies, Titanic, Pirates and Pompeii exhibitions. PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii”, which is currently being toured by the Company. The Company will operate any such additional properties through its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of November 30, 2014, our results of operations for the three and nine months ended November 30, 2014 and 2013 and cash flows for the nine months ended November 30, 2014 and 2013. The data in the consolidated balance sheet as of February 28, 2014 was derived from our audited consolidated balance sheet as of February 28, 2014, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and nine months ended November 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2015 (“fiscal 2015”).

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

The following table sets forth the computation of basic and diluted net income/(loss) per share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013

Numerator:
Net income/(loss) attributable to shareholders (in thousands)	$(2,133)	$(233)	$(4,998)	$676

Denominator:
Basic weighted-average shares outstanding	49,095,002	49,234,187	49,065,692	49,284,177
Effect of dilutive stock options and warrants	-	-	-	149,750
Diluted weighted-average shares outstanding	49,095,002	49,234,187	49,065,692	49,433,927

Net income/(loss) per share:
Basic	$(0.04)	$0.00	$(0.10)	$0.01
Diluted	$(0.04)	$0.00	$(0.10)	$0.01

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

	November 30, 2014	February 28, 2014
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming and other application	886	886
Expedition web point of presence	-	317
Total expedition costs capitalized	4,191	4,508
Less: Accumulated amortization	(1,571)	(1,101)
Accumulated depreciation	(458)	(645)
Expedition costs capitalized, net	$2,162	$2,762

All assets are being depreciated or amortized. The web point of presence and 3D exhibitry assets are included in Property and equipment on the Condensed Consolidated Balance Sheets. The 3D film, 2D documentary, gaming and other application assets are included in Film, gaming and other application assets on the Condensed Consolidated Balance Sheets.

4.	Notes and Royalty Payable

Orlando Note Payable

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

As of November 30, 2014, the short-term portion of the note payable was $0 and the long-term portion was $186 thousand. The long-term portion currently payable relates to rental and other arrearages payable on behalf of Worldwide.

AEG Live, LLC Royalty Payable

On April 20, 2012, PEM and PEM Newco, LLC, both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of AEI. The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.” The Company issued a non-recourse non-interest bearing note as part of this transaction. The book value of the note was recorded based upon the expected future cash flows of the exhibitions and discounted to its net present value at an imputed interest rate of 7%.

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

As of November 30, 2014, the short-term portion of the royalty payable was $180 thousand and the long-term portion was $856 thousand.

Pentwater Notes Payable

On September 30, 2014, Premier Exhibitions, Inc. entered into a Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP.  Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million.  The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum, and the Notes mature on March 31, 2015.  The Notes required the Company to pay a closing fee to the Pentwater affiliates in the aggregate amount of 3% of the loan amount and the fees and expenses incurred by the Pentwater affiliates in connection with the negotiation and execution of the Notes. Deferred financing cost related to this loan totaled $383 thousand

The Notes include customary events of default, and also include events of default relating to the preservation of the Titanic assets and maintaining Samuel S. Weiser as an employee of the Company.  The Notes also require the Company to maintain minimum unrestricted liquidity of $2.0 million.  Upon the occurrence of an event of default, the Company must pay default interest at the base rate plus 3%, and the Pentwater affiliates may declare all amounts outstanding under the Notes to be immediately due and payable. These amounts are included in deferred financing costs on the consolidated balance sheet of the Company.

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

The lenders’ exercise of rights and remedies with respect to the stock of RMS Titanic, Inc. and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMS Titanic, Inc., which include (i) the Opinion issued by the United States District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 12, 2010; (ii) the Order issued by the United State District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 15, 2011; (iii) the Revised Covenants and Conditions for the Future Disposition of Objects Recovered from the R.M.S. Titanic by RMS Titanic, Inc. pursuant to an in-specie salvage award granted by the United States District Court for the Eastern District of Virginia, dated as of August 15, 2011; and (iv) the Process Verbal, issued on October 12, 1993 by the Maritime Affairs Administrator for the Ministry of Equipment Transportation and Tourism, French Republic to Titanic Ventures Limited Partnership.

As of November 30, 2014, the short-term portion of the notes payable was $8.0 million.

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts.  These covenants and conditions include the following:

•	The approximately 2,000 “1987 Artifacts" and the approximately 3,500 "Post 1987 Artifacts" must be maintained as a single collection;

•	The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•	RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The balance in the Reserve Fund as of November 30, 2014 is $333 thousand, including interest income.

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

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc. in the District Court of Clark County, Nevada. The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to Premier to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest failed to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the case is not readily determinable at this time.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand. As of November 30, 2014, a receivable of $22 thousand, net of allowance for doubtful accounts of $199 thousand, is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices. These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement were received in the first quarter of fiscal 2014 and is reflected in the nine months ended November 30, 2013 consolidated statement of operations.

On February 26, 2013, the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleges that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claims that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented last year at the Venetian Macau, and which has been marketed around the world. In the suit, the Company made claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law. The Company made claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act. The Company sued for unspecified damages.

On April 22, 2013, Kingsmen Exhibits PTE, LTD. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen sought a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also sought unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. On December 18, 2013, the Company filed a counterclaim against Kingsmen Exhibits PTE, LTD. in this lawsuit. In the counterclaim, the Company alleged that Kingsmen unlawfully competed against the Company in the development and operation of its competing Titanic exhibition. Specifically, the Company alleged that Kingsmen infringed on its copyrights by unlawfully obtaining and using the Company’s design files to build its exhibitions. The Company sought to enjoin Kingsmen from continuing to infringe on its rights, and for unspecified damages related to the infringement.

On December 2, 2014 the Company entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Thomas Zaller, Imagine Exhibitions, Inc., Imagine Exhibitions, Inc., Imagine Exhibitions PTE, LTD., and TZ, Inc., (collectively the “Zaller Parties”), and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD (collectively the “Kingsmen Parties”). The Agreement settled the litigation between the Company and the Zaller Parties in the United States District Court for the Northern District of Georgia, Atlanta Division, and between the Company and the Kingsmen Parties in the High Court of the Republic of Singapore.

The Agreement required the Zaller Parties to collectively pay the Company $725 thousand on or before December 4, 2014. The Agreement stipulates that the Zaller Parties and the Kingsmen Parties deny any admission of fault or liability to the Company. Under the Agreement, the Zaller Parties and Kingsmen Parties also agree not to stage a Titanic exhibition in the United States or Canada for a period of thirty six months or in Western Europe (defined as the United Kingdom, Ireland, France, Germany, Italy, Switzerland, Spain, Portugal, Sweden, Denmark and Norway) for a period of twenty four months.   Each of the parties to the Agreement executed mutual general releases.

Revenue and Sales and Use Tax Examinations

As of November 30, 2014, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28 (29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York has completed its most recent examination of the Company’s sales and use tax returns for all periods through May 31, 2012. The State of New York has assessed additional sales and use tax of approximately $374 thousand, including interest of $93 thousand, of which $37 thousand is accrued in the Company’s financial statements as of November 30, 2014. The Company is appealing the remaining balance assessed by the State of New York as it relates to license payments for our Bodies exhibitions. The Company’s position is that it is not liable to pay these taxes.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s financial condition.

6.	Segment Information

The Company has two reportable segments - Exhibition Management and RMS Titanic. The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s Bodies, Titanic (through an inter-company agreement with RMST), Pompeii, Semmel’s King Tut, and Extreme Dinosaurs exhibitions as well as the operation and management of the AEI property known as “Real Pirates.” The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly owned subsidiary, Premier Merchandising, LLC. The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship. In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $1.0 million and $461 thousand for the three months ended November 30, 2014 and 2013, respectively and $2.8 million and $1.7 million for the nine months ended November 30, 2014 and 2013, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $280 thousand and $907 thousand reported for the RMS Titanic segment for the three months and nine months ended November 30, 2014, respectively and $334 thousand and $1.5 million for the three months and nine months ended November 30, 2013, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and nine months ended November 30, 2014 and 2013 by segment (in thousands):

	Three Months Ended November 30, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$6,727	$280	$(280)	$6,727
Cost of revenue (exclusive of depreciation and amortization)	5,064	-	(280)	4,784
Gross profit	1,663	280	-	1,943

Operating expenses:
General and administrative	2,656	264	-	2,920
Depreciation and amortization	1,093	-	-	1,093
Total Operating expenses	3,749	264	-	4,013

Income/(loss) from operations	(2,086)	16	-	(2,070)

Other expense	(307)	-		(307)

Income/(loss) before income tax	(2,393)	16	-	(2,377)

Income tax benefit	-	-	-	-

Net income/(loss)	(2,393)	16	-	(2,377)
Less: Net loss attributable to non-controlling interest	244	-	-	244
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(2,149)	$16	$-	$(2,133)

	Three Months Ended November 30, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$6,392	$334	$(334)	$6,392
Cost of revenue (exclusive of depreciation and amortization)	4,376	-	(334)	4,042
Gross profit	2,016	334	-	2,350

Operating expenses:
General and administrative	2,958	276	-	3,234
Depreciation and amortization	1,085	-	-	1,085
Gain on note payable fair market value adjustment	(2,414)	-	-	(2,414)
Write-off of assets	132	666	-	798
Loss on disposal of property and equipment	3	-	-	3
Total Operating expenses	1,764	942	-	2,706

Income/(loss) from operations	252	(608)	-	(356)

Other income	5	-	-	5

Income/(loss) before income tax	257	(608)	-	(351)

Income tax benefit	(108)	(55)	-	(163)

Net income/(loss)	365	(553)	-	(188)
Less: Net income attributable to non-controlling interest	(45)	-	-	(45)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$320	$(553)	$-	$(233)

	Nine Months Ended November 30, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$22,515	$907	$(907)	$22,515
Cost of revenue (exclusive of depreciation and amortization)	15,368	-	(907)	14,461
Gross profit	7,147	907	-	8,054

Operating expenses:
General and administrative	9,052	898	-	9,950
Depreciation and amortization	3,393	-	-	3,393
Gain on disposal of assets	(4)	-	-	(4)
Total Operating expenses	12,441	898	-	13,339

Income/(loss) from operations	(5,294)	9	-	(5,285)

Other expense	(313)	-	-	(313)

Income/(loss) before income tax	(5,607)	9	-	(5,598)

Income tax benefit	-	-	-	-

Net income/(loss)	(5,607)	9	-	(5,598)
Less: Net loss attributable to non-controlling interest	600	-	-	600
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(5,007)	$9	$-	$(4,998)

	Nine Months Ended November 30, 2013
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$23,151	$1,460	$(1,460)	$23,151
Cost of revenue (exclusive of depreciation and amortization)	12,964	-	(1,460)	11,504
Gross profit	10,187	1,460	-	11,647

Operating expenses:
General and administrative	8,988	882	-	9,870
Depreciation and amortization	3,015	53	-	3,068
Gain on note payable fair market value adjustment	(2,414)	-	-	(2,414)
Write-off of assets	132	666	-	798
Gain on disposal of property and equipment	(71)	-	-	(71)
Contract and legal settlements	(297)	-	-	(297)
Total Operating expenses	9,353	1,601	-	10,954

Income/(loss) from operations	834	(141)	-	693

Other expense	(85)	-	-	(85)

Income/(loss) before income tax	749	(141)	-	608

Income tax benefit	(108)	(55)	-	(163)

Net income/(loss)	857	(86)	-	771
Less: Net income attributable to non-controlling interest	(95)	-	-	(95)
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$762	$(86)	$-	$676

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

	As of
	November 30, 2014	February 28, 2014

Exhibition Management	$36,126	$23,374
RMS Titanic	5,722	6,282
Corporate and unallocated	302	600
Total assets	$42,150	$30,256

Expenditures for additions to long-lived assets by segment for the nine months ended November 30, 2014 and 2013, respectively are reflected in the table below (in thousands):

	Nine Months Ended November 30,
	2014	2013

Exhibition Management	$441	$2,970
RMS Titanic	-	-
Total capital expenditures	$441	$2,970

7.	Consignment agreement and RMS Titanic Sale

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

8.	Commitment and Contingencies

417 Fifth Avenue - New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York. This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square. The Company has signed an Exhibit Promoter Agreement to present Saturday Night Live: The Experience which will open in our New York City location. Specific information about the other exhibition that will be opening in the space will be released at a later date. In the first fiscal quarter of fiscal 2015, we purchased an $800 thousand certificate of deposit and pledged it as collateral for this lease. An additional $900 thousand in collateral is due in the first fiscal quarter of 2016. The lease commenced in July 2014 and we anticipate the Company will begin presenting exhibitions in the leased space during the fiscal first quarter of 2016. Total future minimum payments under this lease are approximately $45.8 million.

On November 24, 2014, Premier Exhibitions, Inc., entered into a First Amendment to Lease to modify its lease of the exhibition space at 417 5th Avenue in New York City.

Pursuant to the lease amendment, the Company will complete the “initial work” as more fully defined in the lease to generally include the build out of the space for the Company’s exhibitions. The original lease provided that the Landlord would manage construction of the space and would deliver the premises ready for the installation of the Company’s exhibitions.

The lease amendment also requires that the Company deposit with the landlord an initial capital funding contribution equal to the difference between the estimated cost of the initial work and the amount funded by the landlord pursuant to the Lease and amortized as additional rent. The landlord will release the funds to pay for the initial work following submission of funding requests by the Company. This amount totals $7.4 million and is included in lease incentive and deferred rent on the consolidated balance sheet of the Company. The initial capital funding contribution paid by the Company of $3.4 million is included on the consolidated balance sheet of the Company as a construction deposit.

The Lease Amendment further includes a waiver by landlord and Company of certain delays which occurred prior to the date of the lease amendment, and sets the commencement date and rent commencement date of the Lease.

Third Amendment to Atlanta, Georgia Lease Agreement

On November 18, 2014, the Company entered into a third amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. This space is used for our “Bodies…The Exhibition”. The third amendment reduces the Company’s gross leasable area to 11,770 square feet. The lease term is for an additional 24 months from February 1, 2015 through January 31, 2017. The minimum annual rent is $180 thousand.

New Exhibitions

Saturday Night Live

On October 13, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into an Exhibit Promoter Agreement with Broadway Video Entertainment, Inc. (“BV”) to produce an exhibition based on the television show “Saturday Night Live.” The term of the Agreement is five (5) years from the opening date of the exhibition.

The exhibition will feature the characters, stories, programs, cast and creators of Saturday Night Live and will be presented at the Company’s new venue in New York City. The Company is required to open the exhibit by June 1, 2015, subject to certain rights to cure any delay.

Pursuant to the Exhibit Promoter Agreement, the Company will produce and present the exhibition and will operate a merchandise store for exhibition related products. The production costs will be funded by the Company. BV will be paid a license fee of ten percent (10%) of gross revenues after deduction of sales tax, credit card and check verification fees, refunds, and returns (“Adjusted Gross Revenue”) earned by the Company from any source related to the Exhibition (including ticket sales, merchandise, and audio tour) on the first $10 million of Adjusted Gross Revenue; twelve and one half percent (12.5%) of Adjusted Gross Revenue greater than $10 million and up to $20 million and fifteen percent (15%) on Adjusted Gross Revenue over $20 million during the Term (the “License Fee”). BV will be entitled to an advance of the License Fee in the amount of $1 million total, with $250 thousand paid on November 1, 2014, $250 thousand paid on December 31, 2014, $250 thousand to be paid by June 15, 2015, and $250 thousand to be paid December 31, 2015. This advance will be recouped by the Company from the License Fee payable to BV. Any sponsorship revenue related to the exhibit will be paid 50% to the Company and 50% to BV, after deduction for expenses of fulfillment. The $250 thousand paid as of November 30, 2014 is included in prepaid expenses on the consolidated balance sheet of the Company.

Ice Age

On November 4, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into a License with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc., as administrator for Twentieth Century Fox Film Corporation (“FOX”) to produce one (1) exhibition based on the Ice Age series of films. The initial term of the Agreement is five (5) years from the opening date of the first exhibition. The Company has one (1) five (5) year option to renew the term which is subject to the Company’s full compliance with its obligations under the agreement.

The exhibition will feature the artwork, characters, stories, and creative elements of the following four (4) theatrical motion pictures: “ICE AGE,” “ICE AGE: THE MELTDOWN,” “ICE AGE: DAWN OF DINOSAURS,” and “ICE AGE: CONTINENTAL DRIFT.”  The Company will present the exhibition at museums, science centers and exhibition centers throughout the world. The Company is required to open the exhibit by March 31, 2016, and FOX has the right to terminate the agreement if the first exhibit is not opened by that date.

Pursuant to the Exhibition License Agreement, the Company will produce and present the exhibition and will operate a merchandise store for exhibition related products.  The production costs will be funded by the Company. The exhibit has a minimum production budget of $3 million.

 FOX will be paid a non-refundable guarantee of $2 million paid as follows: an advance totaling $750 thousand, $250 thousand of which was previously paid, and $500 thousand which was paid upon the mutual execution of the agreement; $450 thousand payable on or before March 31, 2018; $400 thousand payable on or before March 31, 2019; and $400 thousand payable on or before March 31, 2020. The Company will also pay FOX  ten (10%) percent royalties on gross ticket and merchandise sales, after deduction of  taxes, credit card processing fees, and customer returns (the “Royalty”).  Fox will also receive thirty percent (30%) of sponsorship revenue after expenses of fulfillment if FOX initiates the sponsorship, or twenty percent (20%) of the sponsorship revenue after expenses of fulfillment if the Company initiates the sponsorship. The $750 thousand paid as of November 30, 2014 is included in prepaid expenses on the consolidated balance sheet of the Company.

The non-refundable guarantee will be recoupable by the Company from the Royalty payable to FOX according to the following schedule: $400 thousand of the advance shall be recoupable against the Royalty earned for the period of time between November 4, 2014 and the earlier of one year after the exhibition opens to the public or March 31, 2017.  The remaining $350 thousand of the advance shall be recoupable against the Royalty earned during the period between the date one year after the date the exhibition opens to the public (and in any event no later than March 30, 2017) and the date two years after the date the exhibit opens to the public (and in any event no later than March 30, 2018).  Thereafter, each payment of the non-refundable guarantee shall be recoupable against the Royalty earned during the twelve month period immediately following the payment due date of such non-recoupable guarantee.

9.	Liquidity and Capital Resources

The Company’s operations in the recent past have been financed primarily through cash flow from operations and existing cash. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million. The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature and must be paid in full on March 31, 2015.

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

The proceeds from these Notes are being used to satisfy the Company’s obligations under the New York City lease and proposed new content agreements.

Because the Notes mature and must be paid in full on March 31, 2015, the Company must obtain replacement financing for the Notes or negotiate an extension or forbearance with the Pentwater affiliates by that date. The Company is currently considering a number of potential transactions that would provide replacement capital for the Company, including a financing transaction with one or more potential strategic partners, a private placement of equity securities, and a private placement of convertible promissory notes, including potentially to some of the Company’s existing shareholders.

If the Company is unsuccessful in obtaining replacement capital to repay the Notes, the Company may be unable to meet its obligations in the future and the Company's liquidity may be impaired. In addition to obtaining replacement capital, based on our recurring losses, financial obligations and working capital levels, the Company will also need to raise additional funds to finance its operations and new content opportunities in the near future. If the Company is unable to obtain this additional capital, the Company’s business, financial condition and results of operations will be materially and adversely affected.

Under the terms of the Notes, the exercise of rights and remedies by the Pentwater affiliates with respect to the stock of RMS Titanic, Inc. and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMS Titanic, Inc. However, if the Company is unable to replace or extend the Notes by the maturity date of March 31, 2015, the lenders will have the right to exercise lender’s rights and remedies against the collateral, including the stock of RMS Titanic, Inc., which owns and control the Company’s Titanic assets. The lenders may then be able to sell the Titanic assets to third parties, subject to the above court orders, potentially at prices below the level at which the Company would agree to sell such assets. Any such sale of the Titanic assets could yield little or no proceeds for the Company’s shareholders, after the satisfaction of the Company’s obligations to the lenders.

Any convertible note issuance or other equity-based financing by the Company to obtain replacement capital would be dilutive to stockholders, and debt financing, if available, may be available only on unattractive terms and may involve restrictive covenants, either of which could limit the Company’s ability to grow and expand its operations.

If our efforts to raise additional funds are unsuccessful, the Company will be required to delay, reduce or eliminate portions of our strategic plan and may be required to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims. Even if the Company were successful in defending against these potential claims and proceedings, such claims and proceedings could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, the Company may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.	Subsequent events

Legal Proceedings

On December 2, 2014, RMS Titanic, Inc., a subsidiary of Premier Exhibitions, Inc. entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Thomas Zaller, Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD., and TZ, Inc., (collectively the “Zaller Parties”), and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD (collectively the “Kingsmen Parties”). The Agreement settles litigation between the Company and the Zaller Parties in the United States District Court for the Northern District of Georgia, Atlanta Division, and between the Company and the Kingsmen Parties in the High Court of the Republic of Singapore.

The Agreement required Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD, and TZ, Inc. to collectively pay the Company $725 thousand on or before December 4, 2014. The Agreement stipulates that the Zaller Parties and the Kingsmen Parties deny any admission of fault or liability to the Company. Under the Agreement, the Zaller Parties and Kingsmen Parties also agree not to stage a Titanic exhibition in the United States or Canada for a period of thirty six months or in Western Europe (defined as the United Kingdom, Ireland, France, Germany, Italy, Switzerland, Spain, Portugal, Sweden, Denmark and Norway) for a period of twenty four months.   Each of the parties to the Agreement executed mutual general releases. The Company is required to pay a portion of this settlement as legal fees. The payment was received in December 2014.

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc. in the District Court of Clark County, Nevada. The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to Premier to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest failed to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the case is not readily determinable at this time.

Reverse Stock Split

The Board of Directors has approved and is seeking shareholder approval of a resolution to authorize the Board, without further action of the shareholders, to amend our Articles of Incorporation (the “Articles of Incorporation”), to implement a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-10 at any time prior to April 30, 2015.

If this proposal is approved by our shareholders, the Board of Directors will have the authority, without further action on the part of the shareholders, to implement the reverse stock split at a 1-for-10 ratio by filing an amendment to the Articles of Incorporation with the Florida Department of State, Corporations Division. For the reasons discussed below, we anticipate that the reverse stock split, if this proposal is approved by our shareholders, will be implemented as soon as practicable following the Annual Meeting but in no event no later than April 30, 2015.  The Board has reserved the right to abandon the reverse stock split, even if approved by our shareholders, if the Board, in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company or its shareholders.

Except for any changes as a result of the treatment of fractional shares, each shareholder will hold the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split. The proposed reverse stock split will not affect the number of shares of common stock authorized in the Articles of Incorporation, which is 65,000,000. Because the number of shares of authorized common stock will not be affected, the effect of the proposed reverse stock split will be an increase in the authorized, but unissued, shares of common stock.   These additional shares could be used by us in the future for various purposes without further shareholder approval (subject to applicable NASDAQ  Listing Rules), including, among other things: (i) raising capital necessary to fund our future operations or to satisfy our indebtedness and other obligations, (ii) providing equity incentives to our employees, officers, directors and consultants, (iii) entering into collaborations and other strategic relationships and (iv) expanding our business through the acquisition of, or combination with, other businesses.

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

You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2014 (“fiscal 2014”), as filed with the Securities and Exchange Commission and in Part II Item 1A Risk Factors of this report. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2014.

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

Pursuant to the Separation Agreement, Mr. Weiser was entitled to a severance payment equal to one year of salary, payable two-thirds upon execution of the Agreement with the remainder payable in twelve equal monthly installments. Pursuant to the Severance Agreement Mr. Weiser’s existing equity grants, consisting of stock options, stock appreciation rights and restricted stock units, vested in full to the extent they had not previously vested, and remain exercisable. Mr. Weiser was also entitled to receive twelve months of reimbursement for health insurance premiums of $2,775 per month and twelve months of office space currently leased by the Company in Chicago, Illinois.  As consideration for the Severance Agreement, in addition to Mr. Weiser’s resignation, Mr. Weiser released the Company and its affiliates from all claims or suits in his favor and agreed not to participate in any proxy solicitation involving the Company for a period of six months.   For twelve months from the date of his resignation, Mr. Weiser is also required to comply with the restrictive covenants set forth in his employment agreement, which are incorporated into the Separation Agreement.

On August 28, 2014, the Board appointed Mr. Samuel S. Weiser as the Executive Chairman of the Company.  Mr. Weiser is currently a director of the Company and will continue to serve in that capacity.  For his biographical information and information regarding related party transactions, please see the Company’s proxy statement filed with the Securities and Exchange Commission on December 18, 2014.

Mr. Weiser is paid a salary of $30,000 per month, and his remaining monthly severance payments under his Separation Agreement and Release with the Company, dated June 20, 2014, are suspended during his service as the Company’s Executive Chairman.  With respect to medical and dental insurance coverage, during Mr. Weiser’s service as the Company’s Executive Chairman, he may elect to either continue to receive health care reimbursement payments under his Separation Agreement and Release with the Company and maintain private medical and dental insurance coverage at his own cost or obtain coverage under the Company’s medical and dental insurance plans paid by the Company, in each case subject to the requirements of applicable law and the terms of the Company’s health insurance plans.  Mr. Weiser has waived all compensation as a member of the Board during his service as Executive Chairman.

On August 25, 2014, William M. Adams, Ronald C. Bernard, and Bruce Steinberg resigned as directors of the Company, effective immediately.  On the same day, Jack H. Jacobs and Rick Kraniak were appointed to the Board of Directors and as members of the Audit Committee of the Board.

Following the foregoing changes to the composition of the Board, the Company’s Audit Committee consisted of two members.  As a result, on August 29, 2014, the Company notified the NASDAQ Stock Market LLC that the Company was not in compliance with the NASDAQ Listing Rule 5605(c)(2)(A), which requires that the audit committee of a listed company be composed of at least three independent directors.  On October 13, 2014, Douglas Banker was appointed as a member of the Audit Committee, and the Company regained compliance with Listing Rule 5605(c)(2)(A).

Overview

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) are in the business of presenting to the public museum-quality touring exhibitions around the world. Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues. Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

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

Our business has been divided into an exhibition management division and a content division. The content division is the Company’s subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site. These assets include title to all of the recovered artifacts in the Company’s possession, as well as all of the intellectual property (data, video, photos, maps, etc.) related to the recovery of the artifacts and scientific study of the ship.

The exhibition management division includes our exhibition operations and merchandising operations. We formed the entity, Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations. This currently includes the operation and management of our Bodies, Titanic, (pursuant to an intercompany agreement with RMST), Real Pirates and Pompeii exhibitions. PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, Premier Exhibition Management LLC and its wholly owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii,” which is currently being toured by the Company. The Company will operate any such additional properties through its exhibition management subsidiary. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

As of November 30, 2014, our portfolio of touring exhibitions contains the following:

	November 30, 2014
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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of November 30, 2014, we had the ability to present eight concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of November 30, 2014, we had the ability to present seven concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

Exhibitions

“Titanic: The Artifact Exhibition and Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia. During the three months ended November 30, 2014, six separate Titanic exhibitions were presented at six venues.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the three months ended November 30, 2014, six separate Bodies exhibitions were presented at six venues.

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

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which will be making their North American debut. The Pompeii exhibition will have a limited three-city tour and started at The Franklin Institute in Philadelphia on November 9, 2013.  The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During the three months ended November 30, 2014, we presented one Pompeii exhibit at one venue.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction. Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013. During the three months ended November 30, 2014, we presented two separate Pirates exhibitions at three venues.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, to present an exhibition based on King Tutankhamun. The term of the Agreement is five (5) years from the opening date of the exhibition. The exhibition, titled The Discovery of King Tut, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb. This exhibition opened at Union Station in Kansas City on April 4, 2014. During the three months ended November 30, 2014, we presented one King Tut exhibition at two venues.

“Extreme Dinosaurs”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Dinosaurs Unearthed Corporation to present an animatronic exhibition based on dinosaurs. The term of the Agreement is approximately nine months from the opening date of the exhibition. The exhibition, titled Extreme Dinosaurs, features some of the newest dinosaur discoveries from the ‘Golden Age’ of paleontology, and explores why scientists believe these dinosaurs may have had such bizarre features like horns, plates, frills and feathers. Visitors will experience some of the world’s strangest dinosaurs showcased through life-size animatronic models, skeletons, real and replicated fossils, and more. This exhibition opened at Atlantic Station in Atlanta on March 29, 2014. During the three months ended November 30, 2014, we presented one Extreme Dinosaurs exhibition at one venue.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has three new projects in development. The Company has signed an Exhibit Promoter Agreement to present Saturday Night Live: The Experience will be presented in our New York City location. The Company has also signed an Exhibit Promoter Agreement to present an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox. The Company is in development of an exhibition featuring cases of the Federal Bureau of Investigation.

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

Titanic Artifact Appraisal

On October 14, 2014, RMS Titanic, Inc., a division of Premier Exhibitions, Inc. announced that the only collection of artifacts ever recovered from the wreck of the RMS TITANIC has been appraised at over $218 million.

For nearly twenty years, RMS Titanic, Inc. has served as Salvor-in-Possession of Titanic and its wreck site and is the only company that has ever conducted salvage operations at Titanic. During that span, RMS Titanic, Inc. conducted eight research and recovery operations at the wreck site, 2.5 miles beneath the ocean surface, and salvaged and conserved over 5,000 artifacts. In 2007, the collection, including the value of certain intellectual property and undertaking associated with the collection, had previously been appraised at $189 million.

The Alasko Company conducted the 2014 appraisal. The Alasko Company appraisal reflects the market value of the historic collection based on a consideration of the market for comparable properties using a survey and analysis of market data pertaining to Titanic related materials. The appraisal reflects a nearly $30 million increase in value from the 2007 appraisal. The appraisal does not include the value of intellectual property and archaeological assets compiled during the Company’s 2010 dive, including the first comprehensive survey map of the wreck site, and other photomosaics, sidescan sonar, and 3D imagery.

On October 14, 2014, the Company filed a Form 8-K and attached The Alasko Company appraisal report as an exhibit to the filing. The Alasko Company appraisal report inadvertently stated that the appraisal was made in consultation with American Appraisal Associates, Inc. American Appraisal Associates, Inc. played no role in the appraisal, and that reference has been deleted from the Alasko Company appraisal. Other than the removal of that reference, the appraisal report is unchanged.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 15% of our revenues for the three months ended November 30, 2014 compared with 7% for the three months ended November 30, 2013 resulted from exhibition activities outside the U.S. Approximately 13% of our revenues for the nine months ended November 30, 2014 compared with 7% for the nine months ended November 30, 2013 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended November 30, 2014 Compared to the Quarter Ended November 30, 2013

An analysis of our condensed consolidated statements of operations for the three months ended November 30, 2014 and 2013, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013
	(In thousands except percentages and per share data)

Revenue	$6,727	$6,392	5.2%
Cost of revenue (exclusive of depreciation and amortization)	4,784	4,042	18.4%
Gross profit	1,943	2,350	(17.3)%
Gross profit as a percent of revenue	28.9%	36.8%

Operating expenses	4,013	2,706	48.3%
Loss from operations	(2,070)	(356)	481.5%

Other income/(expense)	(307)	5	(6,240.0)%

Loss before income taxes	(2,377)	(351)	577.2%

Income tax benefit	-	(163)	(100.0)%
Effective tax rate	0.0%	46.4%
Net loss	(2,377)	(188)	1,164.4%
Less: Net (income)/loss attributable to non-controlling interest	244	(45)	(642.2)%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,133)	$(233)	815.5%

Net loss per share:
Basic and diluted loss per share	$(0.04)	$0.00

Revenue. During the quarter ended November 30, 2014, total revenue increased $335 thousand or 5.2% to $6.7 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended November 30
	2014	2013
Exhibition Revenue
Admissions revenue	$4,250	$4,274
Non-refundable license fees for current exhibitions	1,241	729
Total Exhibition revenue	5,491	5,003
Merchandise revenue	1,105	1,201
Management fee	131	188
Total Revenue	$6,727	$6,392

Total number of exhibitions presented	20	23
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	9	10
Exhibitions rented to promoters or museums	5	6
Total operating days for semi-permanent, partner and rented exhibitions	1,267	1,170
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	337	304
Average attendance per day for semi-permanent and partnered exhibitions presented	363	298
Average ticket price for semi-permanent and partnered exhibitions presented	$16.97	$16.08
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.93	$3.25

Semi permanent exhibitions:
Total operating days	544	635
Total attendance (in 000's)	171	200
Average attendance per day	315	315
Average ticket price	$19.65	$19.26
Average retail per attendee	$3.66	$3.23

The key non-financial measurements for November 30, 2013 do not include exhibitions under management.

Exhibition revenue increased $488 thousand to $5.5 million primarily due to our new Pompeii and King Tut exhibitions which was offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the third quarter of fiscal 2015. For the quarter ended November 30, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the quarter ended November 30, 2014, we recognized $58 thousand in revenues related to the AEI exhibitions.

Despite fewer exhibits presented, the Company experienced an increase in attendance from 304 thousand in the third fiscal quarter of 2014 to 337 thousand in third fiscal quarter of 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 60.0% of total revenue in the third quarter of fiscal 2015, compared to 70.5% of revenue for the third quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $96 thousand to $1.1 million for the quarter ended November 30, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive during the quarter ended November 30, 2014. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the three months ended November 30, 2014, total cost of revenue increased $742 thousand, or 18.4%, to $4.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013

Exhibition costs

Production	$425	$142	199.3%
Operating Expenses	3,053	2,219	37.6%
Marketing	832	1,204	(30.9)%
	4,310	3,565	20.9%
Exhibition expense as percent of exhibition revenue	78.5%	71.3%

Cost of merchandise	474	477	(0.6)%
Cost of merchandise as percent of merchandise revenue	42.9%	39.7%

Total	$4,784	$4,042	18.4%
Cost of revenue as a percent of total revenue	71.1%	63.2%

Exhibition expense increased from 71.3% of exhibition revenue in the third quarter of 2014 to 78.5% in the third quarter of fiscal 2015 primarily due to the additional non-cash rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our new Pompeii exhibition caused our exhibition expense to increase. Offsetting this slightly was a decrease in our exhibition marketing expense.

Cost of merchandise as a percent of merchandise revenue increased from 39.7% in the third quarter of fiscal 2014 to 42.9% in the third quarter of fiscal 2015 primarily due to higher retail costs of goods of sold and labor costs as a percentage of revenue.

The increase in costs of goods sold resulted in a decrease in our gross profit from $2.4 million or 36.8% during the quarter ended November 30, 2013 to $1.9 million or 28.9% of revenue for the quarter ended November 30, 2014.

Operating expenses. Our general and administrative expenses decreased $314 thousand to $2.9 million for the quarter ended November 30, 2014 compared to the same period last year. The decrease is primarily due to a decrease in compensation and stock compensation expense as compared to the prior year.

Our depreciation and amortization expenses were consistent with the prior year and increased $8 thousand.

We recognized a gain on note payable due to a fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions purchased from AEG Live, LLC and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the fair value of the note payable was reduced by $2.4 million, which resulted in this corresponding gain.

During the three months ended November 30, 2013, we wrote-off assets of $798 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

Other expense. We recognized interest expense of $311 thousand on the Company’s debt during third quarter of fiscal 2015 as compared to $66 thousand in the third quarter of 2014. The increase is due to the short-term note payable entered into on September 30, 2014.

Income tax benefit. We recorded zero income tax expense for the quarter ended November 30, 2014. We recorded an income tax benefit of $163 thousand for the three months ended November 30, 2013. The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $2.1 million for the quarter ended November 30, 2014 as compared to a net loss of $233 thousand for the same period last year.

The Quarter Ended November 30, 2014 Compared to the Quarter Ended November 30, 2013 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the three months ended November 30, 2014 and 2013, with percent changes, follows:

	Three Months Ended November 30,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$6,727	$6,392	5.2%
Cost of revenue (exclusive of depreciation and amortization)	5,064	4,376	15.7%
Gross profit	1,663	2,016	(17.5)%
Gross profit as a percent of revenue	24.7%	31.5%

Total Operating expenses	3,749	1,764	112.5%
Income/(loss) from operations	(2,086)	252	(927.8)%

Other income/(expense)	(307)	5	(6,240.0)%

Income/(loss) before income tax	(2,393)	257	(1,031.1)%

Income tax benefit	-	(108)	(100.0)%
Effective tax rate	0.0%	-42.0%

Net loss	(2,393)	365	(755.6)%
Less: Net (income)/loss attributable to non-controlling interest	244	(45)	(642.2)%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,149)	$320	(771.6)%

Revenue. During the quarter ended November 30, 2014, total revenue increased $335 thousand or 5.2% to $6.7 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended November 30
	2014	2013
Exhibition Revenue
Admissions revenue	$4,250	$4,274
Non-refundable license fees for current exhibitions	1,241	729
Total Exhibition revenue	5,491	5,003
Merchandise revenue	1,105	1,201
Management fee	131	188
Total Revenue	$6,727	$6,392

Total number of exhibitions presented	20	23
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	9	10
Exhibitions rented to promoters or museums	5	6
Total operating days for semi-permanent, partner and rented exhibitions	1,267	1,170
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	337	304
Average attendance per day for semi-permanent and partnered exhibitions presented	363	298
Average ticket price for semi-permanent and partnered exhibitions presented	$16.97	$16.08
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.93	$3.25

Semi permanent exhibitions:
Total operating days	544	635
Total attendance (in 000's)	171	200
Average attendance per day	315	315
Average ticket price	$19.65	$19.26
Average retail per attendee	$3.66	$3.23

The key non-financial measurements for November 30, 2013 do not include exhibitions under management.

Exhibition revenue increased $488 thousand to $5.5 million primarily due to our new Pompeii and King Tut exhibitions which were offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the third quarter of fiscal 2015. For the quarter ended November 30, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the quarter ended November 30, 2014, we recognized $58 thousand in revenues related to the AEI exhibitions.

Despite fewer exhibits presented, the Company experienced an increase in attendance from 304 thousand in the third fiscal quarter of 2014 to 337 thousand in third fiscal quarter of 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 60.0% of total revenue in the third quarter of fiscal 2015, compared to 70.5% of revenue for the third quarter of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $96 thousand to $1.1 million for the quarter ended November 30, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive during the quarter ended November 30, 2014. Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the three months ended November 30, 2014, total cost of revenue increased $688 thousand, or 15.7%, to $5.1 million compared to the same period last year, as reflected in the following table

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013

Exhibition costs

Production	$425	$142	199.3
Operating Expenses	3,333	2,553	30.6
Marketing	832	1,204	(30.9)
	4,590	3,899	17.7
Exhibition expense as percent of exhibition revenue	83.6%	77.9%

Cost of merchandise	474	477	(0.6)
Cost of merchandise as percent of merchandise revenue	42.9%	39.7%

Total	$5,064	$4,376	15.7
Cost of revenue as a percent of total revenue	75.3%	68.5%

Exhibition expense increased from 77.9% of exhibition revenue in the third quarter of 2014 to 83.6% in the third quarter of fiscal 2015 primarily due to the additional non-cash rent expense related to our New York City location which started in July 2014. In addition, the operating costs associated with our new Pompeii exhibition caused our exhibition expense to increase. Offsetting this slightly was a decrease in our exhibition marketing expense.

Cost of merchandise as a percent of merchandise revenue increased from 39.7% in the third quarter of fiscal 2014 to 42.9% in the third quarter of fiscal 2015 primarily due to higher retail costs of goods sold and labor costs as a percentage of revenue.

The increase in costs of goods sold resulted in a decrease in our gross profit from $2.0 million or 31.5% during the quarter ended November 30, 2013 to $1.7 million or 24.7% of revenue for the quarter ended November 30, 2014.

Operating expenses. Our general and administrative expenses decreased $302 thousand to $2.7 million for the quarter ended November 30, 2014 compared to the same period last year. The decrease is primarily due to a decrease in compensation and stock compensation expense as compared to the prior year.

Our depreciation and amortization expenses were consistent with the prior year and increased $8 thousand.

We recognized a gain on note payable due to a fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions purchased from AEG Live, LLC and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the fair value of the note payable was reduced by $2.4 million, which resulted in this corresponding gain.

During the three months ended November 30, 2013, we wrote-off assets of $132 thousand.  This write-off represents assets previously included in long-term development costs related to an exhibition that was under development but terminated by the Company.

Other expense. We recognized interest expense of $311 thousand on the Company’s debt during third quarter of fiscal 2015 as compared to $66 thousand in the third quarter of 2014. The increase is due to the short-term note payable entered into on September 30, 2014.

Income tax benefit. We recorded zero income tax expense for the quarter ended November 30, 2014. We recorded an income tax benefit of $108 thousand for the three months ended November 30, 2013. The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net loss attributable to non-controlling interest. This represents the (income)/loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $2.1 million for the quarter ended November 30, 2014 as compared to net income of $320 thousand for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the three months ended November 30, 2014 and 2013 with percent changes follows:

	Three Months Ended November 30,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$280	$334	(16.2)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A %
Gross profit	280	334	(16.2)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	264	942	(72.0)%
Income/(loss) before tax	16	(608)	102.6
Income tax benefit	-	(55)	(100.0)%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$16	$(553)	102.9%

Revenue. During the three months ended November 30, 2014, total revenue decreased $54 thousand, or 16.2%, to $280 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $2.8 million from $3.3 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 16.2% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the three months ended November 30, 2014 decreased  72.0% from the same period in the prior year mainly due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets in the quarter ended November 30, 2013.

Income tax benefit. We recorded zero income tax expense for the quarter ended November 30, 2014. We recorded an income tax benefit of $55 thousand for the three months ended November 30, 2013. The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the three months ended November 30, 2013 of $16 thousand compared to a net loss of $553 thousand for the same period in the prior year based on the items discussed above.

The Nine Months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013

An analysis of our condensed consolidated statements of operations for the nine months ended November 30, 2014 and 2013, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
			Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013
	(In thousands except percentages and per share data)

Revenue	$22,515	$23,151	(2.7)%
Cost of revenue (exclusive of depreciation and amortization)	14,461	11,504	25.7%
Gross profit	8,054	11,647	(30.8)%
Gross profit as a percent of revenue	35.8%	50.3%

Operating expenses	13,339	10,954	21.8%
Income/(loss) from operations	(5,285)	693	(862.6)%

Other expense	(313)	(85)	268.2%

Income/(loss) before income tax	(5,598)	608	(1,020.7)%

Income tax benefit	-	(163)	(100.0)%
Effective tax rate	0.0%	-26.8%
Net income/(loss)	(5,598)	771	(826.1)%
Less: Net (income)/loss attributable to non-controlling interest	600	(95)	(731.6)%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(4,998)	$676	(839.3)%

Net income/(loss) per share:
Basic income/(loss) per share	$(0.10)	$0.01
Diluted net income/(loss) per share	$(0.10)	$0.01

Revenue.  During the nine months ended November 30, 2014, total revenue decreased $636 thousand, or 2.7% to $22.5 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended November 30
	2014	2013
Exhibition Revenue
Admissions revenue	$14,072	$15,103
Non-refundable license fees for current exhibitions	4,182	2,719
Total Exhibition revenue	18,254	17,822
Merchandise revenue	3,859	4,766
Management fee	402	563
Total Revenue	$22,515	$23,151

Total number of exhibitions presented	26	31
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	11	17
Exhibitions rented to promoters or museums	9	7
Total operating days for semi-permanent, partner and rented exhibitions	4,196	3,590
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,375	1,237
Average attendance per day for semi-permanent and partnered exhibitions presented	445	386
Average ticket price for semi-permanent and partnered exhibitions presented	$16.27	$14.72
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.75	$3.38

Semi permanent exhibitions:
Total operating days	1,646	1,617
Total attendance (in 000's)	565	566
Average attendance per day	343	350
Average ticket price	$20.19	$20.80
Average retail per attendee	$3.59	$3.61

The key non-financial measurements for November 30, 2013 do not include exhibitions under management.

Exhibition revenue increased $432 thousand to $18.3 million primarily due to our new Pompeii and King Tut exhibitions which were offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the third quarter of fiscal 2015. For the nine months ended November 30, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the nine months ended November 30, 2014, we recognized $488 thousand in revenues related to the AEI exhibitions.

With 26 exhibits presented, the Company experienced an increase in attendance from 1.2 million in the first nine months nine months of 2014 to 1.4 million in first nine months of fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 59.8% of total revenue in the nine months ended November 30, 2014 compared to 59.5% of revenue for the same period of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.9 million to 3.9 million for the nine months ended November 30, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire nine months ended November 30, 2014. In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues instead of the higher retail revenues.  Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the nine months ended November 30, 2014, total cost of revenue increased $3.0 million, or 25.7%, to $14.5 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013

Exhibition costs

Production	$1,186	$404	193.6%
Operating Expenses	8,459	6,033	40.2%
Marketing	3,173	3,300	(3.8)%
	12,818	9,737	31.6%
Exhibition expense as percent of exhibition revenue	70.2%	54.6%

Cost of merchandise	1,643	1,767	(7.0)%
Cost of merchandise as percent of merchandise revenue	42.6%	37.1%

Total	$14,461	$11,504	25.7%
Cost of revenue as a percent of total revenue	64.2%	49.7%

Exhibition expense increased from 54.6% of exhibition revenue in the first nine months of 2014 to 70.2% in the first nine months of fiscal 2015 primarily due to the additional rent expense related to our New York City location which started in July 2014. In addition, production expense increased $782 thousand for the nine months ended November 30, 2014 due mainly to an increase in installation and de-installation cost in the current year.

Cost of merchandise as a percent of merchandise revenue increased from 37.1% in the first nine months of fiscal 2014 to 42.6% in the nine months of fiscal 2015 primarily due to higher retail labor costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $11.6 million or 50.3% during the nine months ended November 30, 2013 to $8.1 million or 35.8% of revenue for the nine months ended November 30, 2014.

Operating expenses. Our general and administrative expenses increased $80 thousand to $10.0 million for the nine months ended November 30, 2014 compared to the same period last year due to slightly increased compensation costs.

Our depreciation and amortization expenses increased $325 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

We recognized a gain on note payable due to a fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions purchased from AEG Live, LLC and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the fair value of the note payable was reduced by $2.4 million, which resulted in this corresponding gain.

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

Other income/(expense). We recognized interest expense of $355 thousand on our notes payable during the nine months ended November 30, 2014 as compared to $303 thousand during the nine months ended November 30, 2013.

Income tax expense/(benefit). We recorded zero income tax expense for the nine months ended November 30, 2014 as compared to an income tax benefit for the nine months ended November 30, 2013 of $163 thousand.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

  Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $5.0 million for the nine months ended November 30, 2014 as compared to net income of $676 thousand for the same period last year.

The Nine Months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the nine months ended November 30, 2014 and 2013, with percent changes, follows:

	Nine Months Ended November 30,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$22,515	$23,151	(2.7)%
Cost of revenue (exclusive of depreciation and amortization)	15,368	12,964	18.5%
Gross profit	7,147	10,187	(29.8)%
Gross profit as a percent of revenue	31.7%	44.0%

Operating expenses	12,441	9,353	33.0%
Income/(loss) from operations	(5,294)	834	(734.8)%

Other expense	(313)	(85)	268.2%

Income/(loss) before income tax	(5,607)	749	(848.6)%

Income tax benefit	-	(108)	(100.0)%
Effective tax rate	0.0%	-14.4%

Net loss	(5,607)	857	(754.3)%
Less: Net (income)/loss attributable to non-controlling interest	600	(95)	(731.6)%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(5,007)	$762	(757.1)%

Revenue. During the nine months ended November 30, 2014, total revenue decreased $636 thousand, or 2.7% to $22.5 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Nine Months Ended November 30
	2014	2013
Exhibition Revenue
Admissions revenue	$14,072	$15,103
Non-refundable license fees for current exhibitions	4,182	2,719
Total Exhibition revenue	18,254	17,822
Merchandise revenue	3,859	4,766
Management fee	402	563
Total Revenue	$22,515	$23,151

Total number of exhibitions presented	26	31
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	11	17
Exhibitions rented to promoters or museums	9	7
Total operating days for semi-permanent, partner and rented exhibitions	1,496	3,590
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,375	1,237
Average attendance per day for semi-permanent and partnered exhibitions presented	445	386
Average ticket price for semi-permanent and partnered exhibitions presented	$16.27	$14.72
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.38	$3.38

Semi permanent exhibitions:
Total operating days	1,646	1,617
Total attendance (in 000's)	565	566
Average attendance per day	343	350
Average ticket price	$20.19	$20.80
Average retail per attendee	$2.70	$3.61

The key non-financial measurements for November 30, 2013 do not include exhibitions under management.

Exhibition revenue increased $432 thousand to $18.3 million primarily due to our new Pompeii and King Tut exhibitions which were offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in the third quarter of fiscal 2015. For the nine months ended November 30, 2013, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the nine months ended November 30, 2014, we recognized $488 thousand in revenues related to the AEI exhibitions.

With 26 exhibits presented, the Company experienced an increase in attendance from 1.2 million in the first nine months nine months of 2014 to 1.4 million in first nine months of fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 59.8% of total revenue in the nine months ended November 30, 2014 compared to 59.5% of revenue for the same period of fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.9 million to 3.9 million for the nine months ended November 30, 2014. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire nine months ended November 30, 2014. In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues instead of the higher retail revenues.  Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

Cost of revenue. During the nine months ended November 30, 2014, total cost of revenue increased $2.4 million, or 18.5%, to $15.4 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Nine Months Ended		Percent Change
	November 30, 2014	November 30, 2013	2014 vs. 2013

Exhibition costs

Production	$1,186	$404	193.6
Operating Expenses	9,366	7,493	25.0
Marketing	3,173	3,300	(3.8)
	13,725	11,197	22.6
Exhibition expense as percent of exhibition revenue	75.2%	62.8%

Cost of merchandise	1,643	1,767	(7.0)
Cost of merchandise as percent of merchandise revenue	42.6%	37.1%

Total	$15,368	$12,964	18.5
Cost of revenue as a percent of total revenue	68.3%	56.0%

Exhibition expense increased from 62.8% of exhibition revenue in the first nine months of 2014 to 75.2% in the first nine months of fiscal 2015 primarily due to the additional rent expense related to our New York City location which started in July 2014. In addition, production expense increased $782 thousand for the nine months ended November 30, 2014 due mainly to an increase in installation and de-installation cost in the current year.

Cost of merchandise as a percent of merchandise revenue increased from 37.1% in the first nine months of fiscal 2014 to 42.6% in the nine months of fiscal 2015 primarily due to higher retail labor costs. In the prior fiscal year, the Company ran fewer merchandise shops which reduced our cost and increased our margin.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $10.2 million or 44.0% during the nine months ended November 30, 2013 to $7.1 million or 31.7% of revenue for the nine months ended November 30, 2014.

Operating expenses. Our general and administrative expenses increased $64 thousand to $9.1 million for the nine months ended November 30, 2014 compared to the same period last year due to slightly increased compensation costs.

Our depreciation and amortization expenses increased $378 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

We recognized a gain on note payable due to a fair market value adjustment during the third fiscal quarter of 2014, based upon an update of the expected future cash flows of the exhibitions purchased from AEG Live, LLC and discounted the cash flows at 7% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the fair value of the note payable was reduced by $2.4 million, which resulted in this corresponding gain.

During the nine months ended November 30, 2013, we wrote-off assets of $132 thousand.  This write-off represents assets previously included in long-term development costs related to an exhibition that was under development but terminated by the Company.

Gain on disposal of assets.  During the first nine months of fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $71 thousand.

Other income/(expense). We recognized interest expense of $355 thousand on our notes payable during the nine months ended November 30, 2014 as compared to $303 thousand during the nine months ended November 30, 2013.

Income tax expense/(benefit). We recorded zero income tax expense for the nine months ended November 30, 2014 as compared to an income tax benefit for the nine months ended November 30, 2013 of $108 thousand.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net income attributable to non-controlling interest. This represents the income AEG Live, LLC earned on its 10% interest in Premier Exhibition Management LLC.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $5.0 million for the nine months ended November 30, 2014 as compared to net income of $762 thousand for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the nine months ended November 30, 2014 and 2013 with percent changes follows:

	Nine Months Ended November 30,		% Change
	2014	2013
	(In thousands except percentages)

Revenue	$907	$1,460	(37.9)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A %
Gross profit	907	1,460	(37.9)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	898	1,601	(43.9)%
Income/(loss) before tax	9	(141)	106.4
Income tax benefit	-	(55)	(100.0)%
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$9	$(86)	110.5%

Revenue. During the nine months ended November 30, 2014, total revenue decreased $553 thousand, or 37.9%, to $907 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $9.1 million from $14.6 million, royalty revenue decreased accordingly.

Gross Profit. Gross profit decreased based on the 37.9% decrease in revenue discussed above.

Operating Expenses. Operating expenses for the nine months ended November 30, 2014 decreased  43.9% from the same period in the prior year mainly due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets in the nine months ended November 30, 2013.

Income tax benefit. We recorded zero income tax expense for the nine months ended November 30, 2014. We recorded an income tax benefit of $55 thousand for the nine months ended November 30, 2013. The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the nine months ended November 30, 2014 and 2013 (in thousands):

Liquidity

	Nine Months Ended November 30,
	2014	2013

Net cash provided by/(used in) operating activities	$(714)	$964
Net cash used in investing activities	(4,207)	(2,869)
Net cash provided by/(used in) financing activities	7,271	(501)
Effects of exchange rate changes on cash and cash equivalents	-	9
Net increase/(decrease) in cash and cash equivalents	$2,350	$(2,397)

Operating Activities. For the nine months ended November 30, 2014, cash used in operating activities was $714 thousand as compared to cash provided by operating activities of $964 thousand in the prior year.  The decrease in cash flow from operating activities is mainly due to the change in net income/(loss) of $6.4 million and a decrease in the write-off of assets of $798 thousand. Partially offsetting this was a decrease in gain on note payable fair market value of $2.4 million, an increase in deferred rent of $1.4 million, a lower increase in our prepaid expenses of $885 thousand and an increase in accounts payable and accrued liabilities of $609 thousand.

Investing Activities. Cash used in investing activities was $4.2 million for the nine months ended November 30, 2014 as compared to $2.9 million in the prior year.  Of the cash used in investing activities in the first nine months of 2015, $3.4 million was used as a construction deposit for our New York City lease and $800 thousand was used to purchase a restricted certificate of deposit for our New York City lease.  In addition, we purchased property and equipment of $441 thousand and $3.0 million for the nine months ended November 30, 2014 and 2013, respectively. The majority of the property and equipment purchases for the nine months ended November 30, 2014, related to the $300 thousand the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.  For the nine months ended November 30, 2013, the majority of the property and equipment purchases related to construction at our Buena Park location.  For the nine months ended November 30, 2014, these were partially offset by the redemption of a certificate of deposit of $407 thousand.

Financing Activities.  Cash provided by financing activities was $7.3 million for the nine months ended November 30, 2014 compared to cash used of $501 thousand for the nine months ended November 30, 2013.  Cash provided by financing activities for the first nine months of fiscal 2015 relates primarily to the proceeds of $8.0 million from the issuance of notes payable. This was partially offset by the repayment of $220 thousand of the note payable to AEG Live, LLC, and $483 thousand in deferred financing costs paid.  Cash used in financing activities in fiscal 2014 relates to the primarily to the purchase of treasury stock of $534 thousand and repayment of notes payable of $130 thousand. This was partially offset by proceeds from the exercise of stock options of $185 thousand.

Capital Resources

Purchase and Registration Rights Agreements

On October 31, 2011, the Company and Lincoln Park Capital Fund, LLC (“LPC”), entered into a Purchase Agreement (the “LPC Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company had the right to sell, at its sole discretion, to LPC up to $10 million of the Company’s common stock, over a 36-month period (any such shares sold being referred to as the “Purchase Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the Purchase Shares and the Commitment Shares (as defined below).

The Company generally had the right, but not the obligation, over a 36-month period, to direct LPC to periodically purchase the Purchase Shares in specific amounts under certain conditions at the Company’s sole discretion. The purchase price for the Purchase Shares would be the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. In no event, however, will the Purchase Shares be sold to LPC below the floor price as defined in the LPC Purchase Agreement.

In consideration for entering into the purchase agreement between the Company and LPC dated May 20, 2011, the Company issued to LPC 149,165 shares of common stock as an initial commitment fee. Under the October 30, 2011 Purchase Agreement, the Company is also required to issue up to 149,165 shares of common stock as commitment shares on a pro rata basis as the Company directs LPC to purchase the Company’s shares under the Purchase Agreement. The LPC Purchase Agreement could be terminated by the Company at any time at the Company’s discretion without any cost to the Company. The proceeds that were received by the Company under the LPC Purchase Agreement were used for general corporate purposes, including working capital.

During the year ended February 29, 2012, we sold 275,000 shares to Lincoln Park Capital, LLC at an average price of $2.31, and issued 158,632 shares as commitment shares under the Purchase Agreement. No shares have been sold or issued since that time. As of October 31, 2014, the Purchase Agreement expired by its terms.

Capital requirements.

The Company’s operations in the recent past have been financed primarily through cash flow from operations and existing cash. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million. The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature and must be paid in full on March 31, 2015.

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

The proceeds from these Notes are being used to satisfy the Company’s obligations under the New York City lease and proposed new content agreements.

Because the Notes mature and must be paid in full on March 31, 2015, the Company must obtain replacement financing for the Notes or negotiate an extension or forbearance with the Pentwater affiliates by that date. The Company is currently considering a number of potential transactions that would provide replacement capital for the Company, including a financing transaction with one or more potential strategic partners, a private placement of equity securities, and a private placement of convertible promissory notes, including potentially to some of the Company’s existing shareholders.

If the Company is unsuccessful in obtaining replacement capital to repay the Notes, the Company may be unable to meet its obligations in the future and the Company's liquidity may be impaired. In addition to obtaining replacement capital, based on our recurring losses, financial obligations and working capital levels, the Company will also need to raise additional funds to finance its operations and new content opportunities in the near future. If the Company is unable to obtain this additional capital, the Company’s business, financial condition and results of operations will be materially and adversely affected.

Under the terms of the Notes, the exercise of rights and remedies by the Pentwater affiliates with respect to the stock of RMS Titanic, Inc. and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMS Titanic, Inc. However, if the Company is unable to replace or extend the Notes by the maturity date of March 31, 2015, the lenders will have the right to exercise lender’s rights and remedies against the collateral, including the stock of RMS Titanic, Inc., which owns and control the Company’s Titanic assets. The lenders may then be able to sell the Titanic assets to third parties, subject to the above court orders, potentially at prices below the level at which the Company would agree to sell such assets. Any such sale of the Titanic assets could yield little or no proceeds for the Company’s shareholders, after the satisfaction of the Company’s obligations to the lenders.

Any convertible note issuance or other equity-based financing by the Company to obtain replacement capital would be dilutive to stockholders, and debt financing, if available, may be available only on unattractive terms and may involve restrictive covenants, either of which could limit the Company’s ability to grow and expand its operations.

If our efforts to raise additional funds are unsuccessful, the Company will be required to delay, reduce or eliminate portions of our strategic plan and may be required to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims. Even if the Company were successful in defending against these potential claims and proceedings, such claims and proceedings could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, the Company may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 24, 2014, Premier Exhibitions, Inc., entered into a First Amendment to Lease to modify its lease of the exhibition space at 417 5th Avenue in New York City.

Pursuant to the lease amendment, the Company will complete the “initial work” as more fully defined in the lease to generally include the build out of the space for the Company’s exhibitions. The original lease provided that the Landlord would manage construction of the space and would deliver the premises ready for the installation of the Company’s exhibitions.

The lease amendment also requires that the Company deposit with the landlord an initial capital funding contribution equal to the difference between the estimated cost of the initial work and the amount funded by the landlord pursuant to the Lease and amortized as additional rent. The landlord will release the funds to pay for the initial work following submission of funding requests by the Company. This amount totals $7.4 million and is included in lease incentive and deferred rent on the consolidated balance sheet of the Company. The initial capital funding contribution paid by the Company of $3.4 million is included on the consolidated balance sheet of the Company as a construction deposit.

The Lease Amendment further includes a waiver by landlord and Company of certain delays which occurred prior to the date of the lease amendment, and sets the commencement date and rent commencement date of the Lease.

Third Amendment to Atlanta, Georgia Lease Agreement

On November 18, 2014, the Company entered into a third amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. This space is used for our “Bodies…The Exhibition”. The third amendment reduces the Company’s gross leasable area to 11,770 square feet. The lease term is for an additional 24 months from February 1, 2015 through January 31, 2017. The minimum annual rent is $180 thousand.

New Exhibitions

Saturday Night Live

On October 13, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into an Exhibit Promoter Agreement with Broadway Video Entertainment, Inc. (“BV”) to produce an exhibition based on the television show “Saturday Night Live.” The term of the Agreement is five (5) years from the opening date of the exhibition.

The exhibition will feature the characters, stories, programs, cast and creators of Saturday Night Live and will be presented at the Company’s new venue in New York City. The Company is required to open the exhibit by June 1, 2015, subject to certain rights to cure any delay.

Pursuant to the Exhibit Promoter Agreement, the Company will produce and present the exhibition and will operate a merchandise store for exhibition related products. The production costs will be funded by the Company. BV will be paid a license fee of ten percent (10%) of gross revenues after deduction of sales tax, credit card and check verification fees, refunds, and returns (“Adjusted Gross Revenue”) earned by the Company from any source related to the Exhibition (including ticket sales, merchandise, and audio tour) on the first $10 million of Adjusted Gross Revenue; twelve and one half percent (12.5%) of Adjusted Gross Revenue greater than $10 million and up to $20 million and fifteen percent (15%) on Adjusted Gross Revenue over $20 million during the Term (the “License Fee”). BV will be entitled to an advance of the License Fee in the amount of $1 million total, with $250 thousand paid on November 1, 2014, $250,000 paid on December 31, 2014, $250 thousand to be paid on June 15, 2015, and $250 thousand to be paid on by December 31, 2015. This advance will be recouped by the Company from the License Fee payable to BV. Any sponsorship revenue related to the exhibit will be paid 50% to the Company and 50% to BV, after deduction for expenses of fulfillment.

Ice Age

On November 4, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into a License with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc., as administrator for Twentieth Century Fox Film Corporation (“FOX”) to produce one (1) exhibition based on the Ice Age series of films. The initial term of the Agreement is five (5) years from the opening date of the first exhibition. The Company has one (1) five (5) year option to renew the term which is subject to the Company’s full compliance with its obligations under the agreement.

The exhibition will feature the artwork, characters, stories, and creative elements of the following four (4) theatrical motion pictures: “ICE AGE,” “ICE AGE: THE MELTDOWN,” “ICE AGE: DAWN OF DINOSAURS,” and “ICE AGE: CONTINENTAL DRIFT.”  The Company will present the exhibition at museums, science centers and exhibition centers throughout the world. The Company is required to open the exhibit by March 31, 2016, and FOX has the right to terminate the agreement if the first exhibit is not opened by that date.

Pursuant to the Exhibition License Agreement, the Company will produce and present the exhibition and will operate a merchandise store for exhibition related products.  The production costs will be funded by the Company. The exhibit has a minimum production budget of $3 million.

 FOX will be paid a non-refundable guarantee of $2 million paid as follows: an advance totaling $750 thousand, $250 thousand of which was previously paid, and $500 thousand which was paid upon the mutual execution of the agreement; $450 thousand payable on or before March 31, 2018; $400 thousand payable on or before March 31, 2019; and $400 thousand payable on or before March 31, 2020. The Company will also pay FOX  ten (10%) percent royalties on gross ticket and merchandise sales, after deduction of  taxes, credit card processing fees, and customer returns (the “Royalty”).  Fox will also receive thirty percent (30%) of sponsorship revenue after expenses of fulfillment if FOX initiates the sponsorship, or twenty percent (20%) of the sponsorship revenue after expenses of fulfillment if the Company initiates the sponsorship.

The non-refundable guarantee will be recoupable by the Company from the Royalty payable to FOX according to the following schedule: $400 thousand of the advance shall be recoupable against the Royalty earned for the period of time between November 4, 2014 and the earlier of one year after the exhibition opens to the public or March 31, 2017.  The remaining $350 thousand of the advance shall be recoupable against the Royalty earned during the period between the date one year after the date the exhibition opens to the public (and in any event no later than March 30, 2017) and the date two years after the date the exhibit opens to the public (and in any event no later than March 30, 2018).  Thereafter, each payment of the non-refundable guarantee shall be recoupable against the Royalty earned during the twelve month period immediately following the payment due date of such non-recoupable guarantee.

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

Except as set forth below there have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2014.

On December 2, 2014, RMS Titanic, Inc., a subsidiary of Premier Exhibitions, Inc. entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Thomas Zaller, Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD., and TZ, Inc., (collectively the “Zaller Parties”), and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD (collectively the “Kingsmen Parties”). The Agreement settles litigation between the Company and the Zaller Parties in the United States District Court for the Northern District of Georgia, Atlanta Division, and between the Company and the Kingsmen Parties in the High Court of the Republic of Singapore.

The Agreement required Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD, and TZ, Inc. to collectively pay the Company $725 thousand on or before December 4, 2014. The Agreement stipulates that the Zaller Parties and the Kingsmen Parties deny any admission of fault or liability to the Company. Under the Agreement, the Zaller Parties and Kingsmen Parties also agree not to stage a Titanic exhibition in the United States or Canada for a period of thirty six months or in Western Europe (defined as the United Kingdom, Ireland, France, Germany, Italy, Switzerland, Spain, Portugal, Sweden, Denmark and Norway) for a period of twenty four months.   Each of the parties to the Agreement executed mutual general releases. The Company is required to pay a portion of this settlement as legal fees. The payment was received in December 2014.

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc. in the District Court of Clark County, Nevada. The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to Premier to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest failed to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the case is not readily determinable at this time.

Item 1A.	Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2014. During the nine months ended November 30, 2014, there were no material changes to our Risk Factors other than the changes noted below. You should consider carefully the Risk Factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

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

While the Company recently entered into a debt facility of $8.0 million, the notes must be repaid by March 31, 2015. As a result, the Company must refinance the debt or obtain funds to repay the debt in full by that date. Because the proceeds from these notes are expected to be used in the near-term to satisfy the Company’s obligations under the New York City lease and proposed new content agreements, the Company could be capital constrained and unable to fulfill the terms of the notes if its access to capital sources does not improve in the near term. Management believes that the Company’s access to capital depends on near-term improvement to its operating results. See the section titled “Capital Resources” in this report for additional information.

Under the terms of the notes, the exercise of rights and remedies by the Pentwater affiliates with respect to the stock of RMS Titanic, Inc. and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMS Titanic, Inc.  However, if the Company is unable to replace or extend the notes by the maturity date of March 31, 2015, the lenders will have the right to exercise lender’s rights and remedies against the collateral, including the stock of RMS Titanic, Inc., which owns and control the Company’s Titanic assets.  The lenders may then be able to sell the Titanic assets to third parties, subject to the above court orders, potentially at prices below the level at which the Company would agree to sell such assets.  Any such sale of the Titanic assets could yield little or no proceeds for the Company’s shareholders, after the satisfaction of the Company’s obligations to the lenders.

Any convertible note issuance or other equity-based financing by the Company to obtain replacement capital would be dilutive to stockholders, and debt financing, if available, may be available only on unattractive terms and may involve restrictive covenants, either of which could limit the Company’s ability to grow and expand its operations.

If our efforts to raise additional funds are unsuccessful, the Company will be required to delay, reduce or eliminate portions of our strategic plan and may be required to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims. Even if the Company were successful in defending against these potential claims and proceedings, such claims and proceedings could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, the Company may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments.

Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth.  During fiscal 2014, we had a net loss of approximately $714 thousand and our cash and marketable securities balance was approximately $3.8 million as of February 28, 2014.  We currently do not have access to a revolving credit facility. There can be no assurance that our cash flows from operations will improve during the next 12 months.

During the third quarter of fiscal 2015, we entered into a short-term financing in the aggregate amount of $8.0 million.  The principal amount of the note is due 180 days from its funding.  If we are unable to improve our cash flow from operations, it may impact our ability to obtain replacement financing at the end of this term, which could significantly impact our ability to conduct our business.

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

 During our fiscal year 2015 our Board of Directors appointed our Chief Financial Officer and Chief Operating Officer to the additional positions of Interim President and Chief Executive Officer. In addition, our former Chief Executive Officer and President was named the Company’s Executive Chairman.  Under the terms of our Secured Promissory Note and Guarantee, if the Company’s Executive Chairman is terminated, it is considered an event of default under the agreement. As a result, the Company has limited flexibility to reorganize the management team during the term of this Note.

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

Item 5.	Other Information

 As previously announced, the Company will hold the 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) at the Courtyard by Marriott – Buckhead, 3332 Peachtree Road, N.E., Atlanta, Georgia 30326 on Thursday, February 26, 2015 at 8:00 a.m., local time.  The Board of Directors of the Company has set Thursday, January 15, 2015 as the record date for determining shareholders entitled to notice of, and to vote at, the 2014 Annual Meeting.

 Because the 2014 Annual Meeting will be held more than 30 days after the anniversary of the 2013 Annual Meeting of Shareholders, the Company has informed its shareholders of the revised deadlines for the submission of shareholder proposals and director nominations.  Any shareholder proposal to be considered for inclusion in the Company’s proxy materials for the 2014 Annual Meeting must be submitted to the Company no later than December 26, 2014.  Pursuant to the Company’s Amended and Restated Bylaws (the “Bylaws”), for the 2014 Annual Meeting, any shareholder proposal that is not submitted for inclusion in the Company’s proxy materials, or any director nomination, had to be submitted to the Company no later than January 12, 2015, and not earlier than December 28, 2014.  Any such shareholder proposal or director nomination must comply with the Bylaws as well as all applicable statutes, rules, and regulations promulgated by the Securities and Exchange Commission or other applicable governing body.

Item 6.	Exhibits.

See Index to Exhibits on page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: January 14, 2015	By: /s/ Michael J. Little
Michael J. Little,
Interim President and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer
(Interim Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.1	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc., in favor of Pentwater Credit Opportunites Master Fund Ltd.		8-K	10.1	10/6/2014

10.2	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc., in favor of PWCM Master Fund Ltd.		8-K	10.2	10/6/2014

10.3#	Employment Agreement dated September 30, 2014, by and between Premier Exhibitions, Inc., and Samuel S. Weiser.		8-K	10.3	10/6/2014

10.4	Exhibit Promotor Agreement between Premier Exhibition Management LLC and Broadway Video Entertainment, Inc. dated October 13, 2014.		8-K	10.1	10/15/2014

10.5	Exhibition License Agreement between Premier Exhibition Management LLC and Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc. dated November 4, 2014.		8-K	10.1	11/6/2014

10.6	First Amendment to the lease between 417 Fifth Ave. Real Estate, LLC and Premier Exhibitions, Inc. dated November 24, 2014.***		8-K	10.1	12/1/2014

10.7	Full and General Mutual Release Settlement and Confidentiality Agreement, dated December 2, 2014, by and among RMS Titanic, Inc., a subsidiary of Premier Exhibitions, Inc., and Thomas Zaller, Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD., and TZ, Inc. (collectively the “Zaller Parties”), and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD (collectively the “Kingsmen Parties”)		8-K	10.1	12/8/2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

99.1	Titanic Artifact Appraisal Report dated September 17, 2014	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of November 30, 2014 and February 28, 2014; (ii) Condensed Consolidated Statements of Comprehensive income/(loss) for the three and nine months ended November 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flow for the nine months ended November 30, 2014 and 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

***	Confidential treatment requested for selected provisions therein.

