Form 10-K
period 2015-02-28
PREMIER EXHIBITIONS, INC.
filed 2015-05-29
CIK 796764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 31, 2014 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $24,591,095 based upon the closing price for such Common Stock as reported on the NASDAQ Stock Market on August 31, 2014.  For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of May 21, 2015 was 4,917,213.

As used in this Annual Report on Form 10-K for the year ended February 28, 2015 (the “Form 10-K”), the terms “Premier,” the “Company,” “our,” “us” or “we” refer to Premier Exhibitions, Inc., a Florida corporation.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, consummation and integration of acquisitions, mergers and other significant transactions, and statements expressing general views about future operating results — are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation, cybersecurity breaches, and the efforts of co-sponsors and joint venture participants.  As a result, caution should be taken not to place undue reliance on any such forward-looking statements.  Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.

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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our Bodies, Titanic (pursuant to an intercompany agreement with RMST), Real Pirates and Pompeii exhibitions.  PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, PEM and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC.  Subsequent to the asset purchase, Newco changed its name to “Arts and Exhibitions International, LLC” (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.”  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including the exhibit “One Day in Pompeii,” which is currently being toured by the Company.  The Company will operate any such additional properties through its exhibition management subsidiary.

As part of the purchase price for the assets of AEI, 10% of the ownership interest in PEM was transferred to AEG Live LLC.  This ownership interest is reported as a “non-controlling interest” in our financial statements, and the financials of PEM are reported on a consolidated basis.

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

At the close of business on February 27, 2015 we effected a 1 for 10 reverse stock split of our issued common stock.  Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split. The reverse stock split did not affect the number of shares of common stock authorized in the Articles of Incorporation, which is 65,000,000. Because the number of shares of authorized common stock was not affected, the effect of the reverse stock split was to increase the authorized, but unissued, shares of common stock.

On April 2, 2015 the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) whereby it will combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of the Company for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for general corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  To date the investor group has provided $11.5 million of this funding, which was used to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our Saturday Night Live Exhibition.  The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions.  The shareholder meeting to approve the transaction is expected to be held no later than September 2015. The merger is expected to be completed in September 2015.

Under the terms of the Merger Agreement, Premier will acquire all outstanding shares of DK, of which Daoping Bao is the principal shareholder, for a total consideration of $6.4 million payable in Premier shares or shares exchangeable for Premier shares at transaction close. Premier has also agreed to future contingent payments to the DK shareholders of up to $8.6 million payable in either cash or stock if certain milestones are reached.

Upon the closing of the transaction, we expect that the DK shareholders and the investor group will hold approximately 47% of the outstanding Premier voting shares, subject to additional contingent payments, and the right to nominate four out of seven board members. Mr. Bao will become the Executive Chairman, President and Chief Executive Officer of Premier while DK will become an indirect wholly-owned subsidiary.

DK, based in Richmond, British Columbia, Canada, is the holding company of Dinosaurs Unearthed, an industry-leading traveling exhibition company with a range of indoor and outdoor exhibition experiences designed to engage and entertain audiences. Current exhibitions include Dinosaurs Alive!, Dinosaurs Unearthed, Extreme Dinosaurs, Xtreme BUGS!, and, to be launched in June 2015 in Australia, Creatures of the Deep.

Overview

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) principal executive offices are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326 and the Company’s telephone number is (404) 842-2600.  The Company is a Florida corporation and maintains websites located at www.premierexhibitions.com, www.snltheexhibition.com, www.thetitanicstore.com, www.thekingtutstore.com,  www.bodiestheexhibitionstore.com and www.thesnlstore.com.  Information on Premier’s websites is not part of this report.

Premier Exhibitions, Inc. and subsidiaries, (the “Company” or “Premier”) are in the business of presenting to the public museum-quality touring exhibitions around the world.  Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues.   Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.  As of February 28, 2015, our portfolio of touring exhibitions contains the following:

	Year Ended February 28, 2015
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	3	5	8
"Real Pirates"	-	2	2
"One Day in Pompeii"	-	1	1
"The Discovery of King Tut"	-	1	1
Total Exhibitions	6	13	19

Our touring exhibitions usually span four to six months.  As of February 28, 2015, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.     On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.  Our New York City location is expected to open in late May of 2015.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of February 28, 2015, we had the ability to present eight concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company's reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of  February 28, 2015 we had the ability to present seven concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our Titanic and Bodies exhibitions.

Titanic Artifact Appraisal

On October 14, 2014, RMST, a division of Premier, announced that the only collection of artifacts ever recovered from the wreck of the R.M.S. Titanic has been appraised at over $218 million. These assets are reflected in the Consolidated Balance Sheet dated February 28, 2015, at a book value of $5.5 million.

For nearly twenty years, RMST has served as Salvor-in-Possession of the Titanic and its wreck site and is the only company that has ever conducted salvage operations at the Titanic. During that span, RMST conducted eight research and recovery operations at the wreck site, 2.5 miles beneath the ocean surface, and salvaged and conserved over 5,500 artifacts. In 2007, the collection, including the value of certain intellectual property and undertaking associated with the collection, had previously been appraised at $189 million.

The Alasko Company conducted the 2014 appraisal, which reflected a nearly $30 million increase in value from the 2007 appraisal. The Alasko Company appraisal reflects the market value of the historic collection based on a consideration of the market for comparable properties using a survey and analysis of market data pertaining to Titanic related materials. The appraisal does not include the value of intellectual property and archaeological assets compiled during the Company’s 2010 dive, including the first comprehensive survey map of the wreck site, and other photomosaics, sidescan sonar, and 3D imagery.

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

  The formal auction process ended on April 10, 2012, and the Company announced that it was in discussions with multiple parties for the potential purchase of its Titanic artifacts collection and would conduct these negotiations and due diligence in confidence. On October 15, 2012, the Company announced that it had entered into a non-binding letter of intent with an entity representing a group of individuals working to effect a purchase of the stock of RMST for educational, regional economic development and cultural purposes in the Hampton Roads region of Southeastern Virginia.  On October 9, 2013 the Company’s Board terminated the non-binding letter of intent with the Consortium as this group failed to secure sufficient financing.

As the Company is currently focused on completing the DK Merger, it is not actively pursuing a sale of the Titanic artifacts and related intellectual property at this time.

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition, such as 3D exhibitry and film.  The Company’s attendance to its Titanic exhibitions is over 24 million visitors at venues in North America, South America, Asia, Europe and Australia.  During the year ended February 28, 2015, seven separate Titanic exhibitions were presented at twelve venues.

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011 the Company purchased the assets of a Titanic-themed exhibition (“Titanic: The Experience,” or “TTE”) in Orlando, Florida.  Through this acquisition, the Company now has a presence in the large Orlando tourist market.  The Company has supplemented the acquired exhibitry with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the year ended February 28, 2015, six separate Bodies exhibitions were presented at seven venues.

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

“Pompeii: One Day in Pompeii”

During the third fiscal quarter of 2014, the Company, in partnership with the Italian Superintendence for Archaeological Heritage of Naples and Pompeii (SANP), developed a new exhibition on the story of Pompeii that features over 150 authentic artifacts on loan from the Naples National Archaeological Museum. The exhibition will be presented through May 2015.

The exhibition offers visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which are making their North American debut. The Pompeii exhibition has a limited three-city tour which started at The Franklin Institute in Philadelphia on November 9, 2013 and will end the Pacific Science Center in Seattle in May 2015.  The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During the year ended February 28, 2015, we presented one Pompeii exhibit at three venues.

“Real Pirates“

“Real Pirates” tells the compelling story of the Whydah, the first authenticated pirate shipwreck in U.S. waters, and the stories of the diverse people whose lives converged on the vessel.  Sunk in a fierce storm off the coast of Cape Cod, Massachusetts, in April 1717, the Whydah was located in 1984 by underwater explorer Barry Clifford.

The exhibition features more than 200 authentic items recovered from the Whydah – real treasure last touched by real pirates. Ranging from cannons and coins and from the massive ship’s bell to personal items that the pirates wore, visitors are given an unprecedented glimpse into unique economic, political and social circumstances of the early 18th-century Caribbean.

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second Real Pirates exhibition, which the Company began touring in March 2013.  During the year ended February 28, 2015, we presented two separate Pirates exhibitions at four venues.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, to present an exhibition based on King Tutankhamun. The term of the Agreement is five years from the opening date of the exhibition.  The exhibition, titled “The Discovery of King Tut”, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter’s discovery of the lost tomb.  This exhibition opened at Union Station in Kansas City on April 4, 2014. During the year ended February 28, 2015, we presented one King Tut exhibition at two venues.

New Content

The Company continues to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, the Company has begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. The Company currently has two new projects in development.  The Company has signed an Exhibit Promoter Agreement to present “Saturday Night Live: The Experience which will be presented in our New York City location.  The Company has also signed an Exhibit Promoter Agreement to present an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.

Discontinued Exhibitions

“Extreme Dinosaurs”

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Dinosaurs Unearthed Corporation to present an animatronic exhibition based on dinosaurs. The term of the Agreement was approximately nine months from the opening date of the exhibition.  The exhibition, titled “Extreme Dinosaurs,” featured some of the newest dinosaur discoveries from the ‘Golden Age’ of paleontology, and explored why scientists believe these dinosaurs may have had such bizarre features like horns, plates, frills and feathers. Visitors will experience some of the world’s strangest dinosaurs showcased through life-size animatronic models, skeletons, real and replicated fossils, and more.  This exhibition opened at Atlantic Station in Atlanta on March 29, 2014 and closed on January 4, 2015.  During the year ended February 28, 2015, we presented one Extreme Dinosaurs exhibition at one venue.

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

“Cleopatra: The Exhibition”

The world of Cleopatra lost to the sea and sand for nearly 2,000 years, surfaced in “Cleopatra: The Exhibition.” Never-before-seen artifacts and multi-media atmospheres gave visitors a front-row seat in the riveting present-day quest for Cleopatra VII, which extends from the sands of Egypt to the depths of the Mediterranean Sea.  We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  This exhibition was closed in January 2013 and the artifacts were returned to Egypt.

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

2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as salvor-in-possession of the Titanic and its wreck site, conducted an expedition to the Titanic wreck site.  RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study.  This alliance included the Woods Hole Oceanographic Institution, the Institute of Nautical Archaeology, the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries, The National Park Service’s Submerged Resources Center and the Waitt Institute.  Never before had all of these entities partnered to work together on one project.  While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage, data, and other assets generated from the expedition.

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

	February 28, 2015	February 28, 2014
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition web point of presence	-	317
Total expedition costs capitalized	4,191	4,508
Less: Accumulated amortization	1,726	1,100
Accumulated depreciation	500	646
Expedition costs capitalized, net	$1,965	$2,762

The web point of presence was disposed during fiscal 2015.  The 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets.  The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Consolidated Balance Sheets.

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

The Company has e-commerce websites that allows us to sell merchandise related to our shows over the internet, including www.thetitanicstore.com, which offers Titanic-themed merchandise, our Bodies, www.bodiestheexhibitionstore.com, King Tut, www.thekingtutstore.com, and Saturday Night Live, www.thesnlstore.com.  Information included on those websites is not part of this report.

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 13% of our revenues for fiscal year 2015 compared with 8% in fiscal 2014 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.  See “Risk Factors” in this report for more information.

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

Regulation

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues;  licensing, permitting and zoning, including noise ordinances;  human health, safety and sanitation requirements;  the service of food and alcoholic beverages;  working conditions, labor, minimum wage and hour, citizenship and employment laws;  compliance with United States Foreign Corrupt Practices Act and similar regulations in other countries;  hazardous and non-hazardous waste and other environmental protection laws;  sales and other taxes and withholding of taxes;  privacy laws and protection of personally identifiable information; marketing activities via the telephone and online; and  primary ticketing and ticket resale services.  We believe that we are in material compliance with these laws. The regulations relating to our food service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

We also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. Although we generally hire outside vendors to provide these services at our larger operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us.

We are also required to comply with the ADA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly-constructed venues, be accessible to customers with disabilities. The ADA may require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA and other similar ordinances, we may face substantial capital expenditures in the future.

We are required to comply with the laws regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

In addition, in connection with our planned exhibition activities, we and our venues are subject to extensive federal, state and local environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.

We do not anticipate that the costs to comply with such laws and regulations will have material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 28, 2015, we had 46 full-time employees. We are not a party to any collective bargaining agreements and we believe that our relations with our employees are good.  Additionally, from time to time we rely upon part-time employees and contractors for the production and operations of our semi-permanent exhibitions.  As of February 28, 2015, we employed 128 part-time employees.  Contractors are hired on an as needed basis.

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

We have recently announced a transaction (the “Merger”) with Dinoking Tech, Inc. (“DK” or “Dinoking”), which is subject to conditions to closing that could result in the Merger being delayed, or not consummated, or can be terminated in certain circumstances, each of which could negatively impact our stock price and future business and operations.  If our shareholders do not approve the Merger or if we are otherwise unable to close the Merger, we may not be able to continue operations as they are currently conducted.

The Merger is subject to conditions to closing as set forth in the Merger Agreement, including obtaining the requisite approval of our shareholders.  In addition, each of the Company and DK has the right, in certain circumstances, to terminate the Merger Agreement.  If the Merger Agreement is terminated or any of the conditions to the Merger are not satisfied and, where permissible, not waived, the Merger will not be consummated.  Failure to consummate the Merger or any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect our stock price or have an adverse impact on our future business operations.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

·	negative reactions from the financial markets and from persons who have or may be considering business dealings with us;

·	financial difficulties that the Company may experience;

·
we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed. We expect to incur acquisition-related expenses of approximately $1,000,000, consisting of legal and accounting fees and printing and other related charges in connection with the Merger. These amounts are preliminary estimates and the actual amounts may be higher or lower; and

·	we have agreed to pay a break-up fee of $1,000,000 if the Merger Agreement is terminated in certain circumstances.

Pursuant to the proposed Merger, DK assumed the $8 million loan that the Company had obtained on a short term basis from Pentwater Capital.  If the Merger does not close, the Company will need to pay this amount to DK. The Company may be unable to borrow funds to pay these amounts on attractive terms, or at all, and would then be in default under the transaction agreements.

In addition to these amounts payable, the Company may have no funding to conduct its operations if the Merger does not close.

We could also be subject to litigation related to any failure to complete the Merger or related to any proceeding commenced against us seeking to require us to perform our obligations under the Merger Agreement.

The Merger will present challenges associated with integrating operations, personnel, and other aspects of the companies and assumption of liabilities that may exist at Dinoking and which may be known or unknown by the Company.

The results of the combined company following the Merger will depend in part upon the Company’s ability to integrate Dinoking’s business with the Company’s business in an efficient and effective manner.  The Company’s attempt to integrate two companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully.  In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration.  Dinoking has operated in Canada and exists under the laws of the province of British Columbia, with substantially all of its personnel and operations in Canada.  The integration will require the dedication of significant management resources to become familiar with the Canadian operations and the culture of Dinoking, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company.  In addition, the combined company may adjust the way in which Dinoking has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Merger could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel.  Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of the Company and Dinoking successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Merger will subject the Company to contractual or other obligations and liabilities of Dinoking, some of which may be unknown.  Although the Company and its legal and financial advisors have conducted due diligence on Dinoking and its business, there can be no assurance that the Company is aware of all obligations and liabilities of Dinoking.  These liabilities, and any additional risks and uncertainties related to Dinoking’s business and to the Merger not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the Merger.

Completion of the Merger, including the conversion of the convertible note issued to the DK investor group (the “Convertible Note”), would result in the issuance of a significant amount of additional shares of our common stock, which would reduce the voting power of our current shareholders and may depress the trading price of our common stock.

Completion of the Merger would result in the issuance of a significant amount of shares our common stock.  Upon completion of the Merger, assuming conversion of the Convertible Note, but prior to any potential issuance of shares of the Company’s common stock in connection with future contingent payments, we expect that the DK investor group (comprised of the Dinoking shareholders and the lenders under the Convertible Note) (the “DK Group”) would together hold shares of the Company’s common stock and Special Voting Shares that represent approximately 47% of the voting power of the Company.  Our shareholders would experience further dilution in their voting power in the event we issue share of our common stock as future contingent payments to the Dinoking shareholders.  As a result, our existing shareholders will not exert the same degree of voting power with respect to the combined company that they did before the consummation of the Merger.  Further, the issuance of such a significant amount of common stock, and its potential sale in the public market from time to time, could depress the trading price of our common stock and you may lose all or a part of your investment.

Dinoking may be less valuable to us than expected.

The value of Dinoking to us is based in large part on the profitability of its existing dinosaur and other exhibitions, its plans for expansion into China, and its potential ability to extend the Company’s exhibitions into China.  This requires us to make assumptions regarding the valuation of Dinoking, the profitability and popularity of Dinoking’s exhibitions, and the estimated capital needs of Dinoking as it works to expand into China.  Dinoking’s exhibitions may not remain profitable or Dinoking may be unable able to have profitable exhibitions in the future.  In addition, expanding into a new territory such as China involves significant capital expenditures and we may be required to seek additional financing to fund Dinoking’s, as well as the Company’s, potential expansion into China.  Furthermore, Dinoking’s or the Company’s exhibits may not be profitable in China.  If, after our combination with Dinoking, we are unable to maintain the profitability of Dinoking’s existing exhibitions, develop new exhibition concepts for Dinoking, or successfully expand into China, we may not achieve the desired return on our acquisition of Dinoking, and our results of operations could be harmed.

After the closing of the Merger, the Dinoking shareholders and the DK Group will be our largest shareholder and may have interests that are different than other shareholders of the Company.

Upon the closing of the Merger, and assuming conversion of the Convertible Note, but prior to payment of future contingent payments, we expect that the DK Group (comprised of the Dinoking shareholders and the lenders under the Convertible Note) would together hold shares of the Company’s common stock and Special Voting Shares that represent approximately 47% of the voting power of the Company and would be the Company’s largest shareholder. The DK Group may also potentially control our board of directors depending on whether they exercise their right under the Corporate Governance Agreement to appoint four members to our board of directors, which will be composed of seven members.  The DK Group may influence the outcome of various actions that require shareholder approval, including the election of our directors, delaying or preventing a transaction in which shareholders might receive a premium over the prevailing market price for their shares, and preventing changes in control of management.

The Merger may be deemed to be a change of control that could cause the Company to reduce its net operating loss carryforwards.

In the event the Merger is deemed to constitute a “change in control” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), our net operating loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.  A “change in control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Code as “5 percent shareholders.”  The Internal Revenue Service has viewed an acquisition of an ownership percentage in a company that is represented by certain equity instruments, including common shares, that are issued in connection with a change in the board of directors to include the holders of the equity instruments or their agents as indicative of a transfer of a beneficial ownership interest in a company under Section 382 of the Code.  Accordingly, the DK Group’s appointment of four directors to our board of directors pursuant to the Corporate Governance Agreement together with the issuance of shares of our common stock to the DK Group in connection with the Merger and in the transactions contemplated in the Merger Agreement could be viewed as contributing to a more than 50 percentage point change in control of the Company under Section 382 of the Code.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire the Company.

The Merger Agreement contains provisions that may discourage a third-party from submitting an acquisition or business combination proposal (referred to in this paragraph as an “acquisition proposal”) to the Company prior to the closing of the Merger that might result in greater value to the Company’s shareholders than the Merger.  The Merger Agreement generally prohibits the Company from soliciting any alternative acquisition proposal, although the Company may terminate the Merger Agreement prior to the Special Meeting in order to accept an unsolicited acquisition proposal that the Company’s board of directors determines is superior to the Merger.  In addition, before the Company’s board of directors may withdraw or modify its recommendation contained in this proxy statement or the Company may terminate the Merger Agreement to enter into a transaction that the Company’s board of directors determines is superior to the Merger, Dinoking has the opportunity to negotiate with the Company to modify the terms of the Merger in response to any competing acquisition proposals that may be made.  If the Company’s board of directors determines that an unsolicited acquisition proposal is superior to the Merger and terminates the Merger Agreement, the Company is obligated to pay a $1,000,000 break-up fee to Dinoking, which would represent an additional cost for a potential third party seeking an acquisition of, or business combination with, the Company.

Our cash flows from operations may not improve sufficiently to finance our ongoing operations or to make investments necessary for future growth without the need for additional financing.

We can provide no assurances that our cash flow from operations will improve sufficiently to finance our ongoing operations or to make investments necessary for future growth.  During fiscal 2015, we had a net loss of approximately $10.5 million and our cash and marketable securities balance was approximately $4.8 million as of February 28, 2015.  We currently do not have access to a revolving credit facility. There can be no assurance that our cash flows from operations will improve sufficiently during the next 12 months to fund our ongoing operations beyond that time.

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

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management L.P. loans.   The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

While the Company recently repaid its debt facility of $8.0 million, the Company will have to repay these amounts to DK if the merger transaction does not close.  As a result, the Company must refinance the debt or obtain funds to repay the debt in full if that occurs.  The Company could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.  Management believes that the Company’s access to capital depends on near-term improvement to its operating results.  See the section titled “Capital Resources” in this report for additional information.

If the Merger Agreement is not approved, or a public or private placement of equity securities or of convertible promissory notes, including potentially to some of the Company’s existing shareholders, is not completed, the Company may be required to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business, without additional financing, for the next twelve months.   If the Company makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, the Company may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have recently entered into a long-term lease for exhibition space in New York City.  If we are unable to achieve planned levels of attendance at this facility, our financial position could be negatively impacted.

In April 2014, we entered into a ten year lease for exhibition space in New York City, with total payments over the life of the lease totaling approximately $45.8 million.  Our ability to satisfy these required payments and to add positive gross margin at this semi-permanent location depends on our ability to effectively prepare for the opening of the facility in a timely manner and effectively market the facility and generate ticket sales.  If we are unable to achieve our targeted levels of attendance, our results of operation and financial position would be negatively and materially impacted.

We have recently made changes to key management positions and our failure to successfully adapt to changes in key management, and/or our inability to fill other vacant key positions, may adversely affect our business.

 During our fiscal year 2015 our Board of Directors appointed our Chief Financial Officer and Chief Operating Officer to the additional positions of Interim President and Chief Executive Officer. In addition, our former Chief Executive Officer and President was named the Company’s Executive Chairman.  After the fiscal year end 2015, our Executive Chairman resigned from the Company.

These changes in key management, including the appointment of an interim chief executive officer leading the Company, as well as the potential for additional appointments, could create uncertainty among our employees, customers, partners and promoters and could result in changes to the strategic direction of our business, which could negatively affect our business, operating results and financial position.  Any failure of our management to work together to effectively manage our operations, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may materially adversely affect our business, results of operations and financial condition.

Our current largest shareholder is an equity fund, and the plans of this fund could have an effect on our stock price and could result in changes to the strategic direction of the Company.

The largest shareholder of the Company is currently Sellers Capital Master Fund, Ltd. (“SCF”), which is controlled by Mark Sellers, Chairman of the Board of the Company and Managing Member of SCF’s general partner.  SCF purchased debt that was converted into shares of the Company’s common stock in a financing transaction in fiscal year 2010.  In addition, it has acquired common stock through open market purchases.

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

If we pursue the sale of the artifacts that we have recovered from the Titanic wreck site,  we may not be able to maximize the full value associated with title to these artifacts.

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

As the Company is currently focused on completing the DK Merger, it is not actively pursuing a sale of the Titanic artifacts and related intellectual property at this time.

We have, however, previously announced our intent to pursue a sale of the artifacts.  If we pursue the sale of the artifacts, we could fail to sell the artifacts at or above their appraised value, and if we cannot complete a sale on terms favorable to the Company, our ability to put the artifacts to good and profitable use in the future may be diminished, particularly in light of the uncertainty created by the sale process. The sale process also consumed significant management time and Company resources in the past and may do so in the future, which may impact our operations.  In addition, our stock price may be negatively impacted if we are unable to sell the artifacts on favorable terms, which may reduce our ability to raise capital that may be necessary to fund ongoing operations.  If we do sell the artifacts, we might lose the right to exhibit the artifacts or to use the associated intellectual property, which would reduce our revenues.  Any of these factors could affect our results of operations and financial condition.

In addition, the announcement by the Company that we are not currently actively pursuing the sale of the artifacts or that the sale process, if pursued at a later time, will require more time than was originally anticipated may negatively impact our share price and/or our ability to complete a sale on favorable terms.

If we fail to comply with the continued listing requirements of the NASDAQ, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ. We must satisfy the NASDAQ’s continued listing requirements, including, among other things, the requirement that our audit committee be composed of at least three independent directors, or risk delisting, which could have a material adverse effect on our business. A delisting of our common stock from the NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. During fiscal year 2015, Premier received notification from the NASDAQ that the Company was not in compliance with NASDAQ Marketplace Rule 5450(c)(2)(A), requiring the audit committee to be composed of three independent directors and have an audit committee financial expert. The Company’s audit committee currently has only two members and does not currently have a member whom the Board has determined to be an audit committee financial expert. If the Company fails to add an additional director to the Board in the near term to satisfy the requirements under NASDAQ Marketplace Rule 5450(c)(2)(A), our common stock could be delisted.  In addition, the Company will have to satisfy the NASDAQ listing standards in connection with the Merger.

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

Like many other companies that make entertainment available to the public, we utilize significant resources to advertise, promote and provide marketing support for our exhibitions.  For fiscal 2015 and 2014, we incurred marketing and advertising expenses of $4.2 million and $4.1 million, respectively.  We are also party to agreements pursuant to which we engage third-parties to assist us in the production, design, promotion and marketing of our exhibitions.  If our advertising, promotional and other marketing campaigns are not successful, or if we are not able to continue to secure on commercially reasonable terms the assistance of third-parties in our marketing and promotional activities, our results of operations will be harmed.

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

We have been a party to several ongoing material legal proceedings. These proceedings are described below in Item 3 of Part I of this report under the heading “Legal Proceedings” and also in the “Litigation and Other Legal Matters” footnote to our Consolidated Financial Statements included in Item 8 of Part II of this report. Should successful claims and other actions be brought against us in the future, our business, results of operations and financial condition could be seriously harmed. In addition, the professional cost associated with this litigation may consume the Company’s limited capital, which may constrain the Company’s ability to develop new content and pursue other opportunities.

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

Titanic exhibitions. Although we are currently the only entity that exhibits artifacts recovered from the wreck site of the Titanic, we currently encounter competition from other Titanic exhibitions that exhibit replicas of artifacts and memorabilia not obtained directly from the wreck site.  In addition, in the future we may encounter competition from other Titanic exhibitions or events, as our Titanic exhibition business continues to change.  We have recently settled litigation regarding Titanic exhibitions, as discussed in Item 3. “Legal Proceedings” in Part I of this report.  Another example of this competition emanates from an adverse ruling in 1999 by the U.S. Court of Appeals for the Fourth Circuit which left us with non-exclusive rights to photograph and film the Titanic wreck site. As a result of this ruling, other companies can now photograph and film the Titanic wreck site, which exposes us to increased competition that could, for example, result in our loss of future exhibitions or other opportunities, such as documentary film rights. Moreover, it is possible that other companies may, albeit in violation of our Salvor-in-Possession rights, attempt to explore the Titanic wreck site in the future. If any of these companies were successful, we would face increased competition as well as increased costs necessary to defend and preserve our rights.  The availability of remotely-operated vehicles for charter from third-parties to conduct expeditions may make it easier for others to gain access to the Titanic site in violation of our Salvor-in-Possession rights.  Any of these developments could have an adverse impact on our financial performance.

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

During fiscal 2015, we derived approximately $3.7 million or 13% of our total revenue from exhibitions located outside of the U.S.  We intend to continue to pursue international exhibition opportunities.  Our international exhibitions are subject to a number of risks, including the following:

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

Data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Due to the internet-based nature of a significant portion of our ticketing and other businesses, we process, store, use and disclose large amounts of data, including personal information, for our customers. Any penetration of network security or other misappropriation or misuse of personal consumer information and data, including credit card information could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for others’ misuse of personal information, such as for credit card fraud or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties and impose significant costs related to remediation efforts, such as credit or identity theft monitoring or repair costs for impacted customers. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. Recently, large retailers and website operators have been the victims of targeted security breaches resulting in the disclosure and/or misappropriation of large amounts of customer data, including credit card information. We have expended capital and other resources to protect against any such potential security breaches and their consequences and will be required to continue to do so in the future. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

In addition to the above concerns related to network and data security, the sharing, use, disclosure and protection of personally identifiable information and other user data are governed by federal, state and international laws. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may also become exposed to potential liabilities as a result of differing views on the privacy of the consumer and other user data collected by us. Our failure or the failure of the various third-party vendors and service providers with which we do business to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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

The Company leases various warehouse and exhibition space.   For further information about these spaces and the related lease agreements, see Note 15. Commitments and Contingencies.  All properties are used by the exhibition management segment and one warehouse is partially used by the content management (RMS Titanic) segment.

ITEM 3.  LEGAL PROCEEDINGS

For the legal proceedings in which the Company is involved, see Note 17. Litigation and Other Legal Matters to our Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 16, 2006, our common stock has been quoted on the NASDAQ Stock Market (the “NASDAQ”) under the symbol “PRXI.” As of May 20, 2015, the closing price of our common stock was $4.61 per share. The following table provides the high and low sales prices for our common stock for fiscal 2015 and fiscal 2014.

Prices of our Common Stock *

	High	Low

Fiscal 2015

Fourth Quarter ended February 28, 2015	$7.60	$3.30
Third Quarter ended November 30, 2014	9.40	5.60
Second Quarter ended August 31, 2014	9.30	5.90
First Quarter ended May 31, 2014	10.10	7.50

Fiscal 2014

Fourth Quarter ended February 28, 2014	$12.70	$8.70
Third Quarter ended November 30, 2013	18.40	10.05
Second Quarter ended August 31, 2013	20.70	15.10
First Quarter ended May 31, 2013	29.60	19.70

* Stock prices have been adjusted to reflect the 1 for 10 reverse stock effective at the close of business on February 27, 2015.

As previously noted, at the close of business on February 27, 2015 we effected a 1 for 10 reverse stock split of our issued common stock.  Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split. The reverse stock split did not affect the number of shares of common stock authorized in the Articles of Incorporation, which is 65,000,000. Because the number of shares of authorized common stock was not affected, the effect of the reverse stock split was to increase the authorized, but unissued, shares of common stock.

During the year ended February 28, 2014 employees of the Company surrendered 1,354 shares of stock worth approximately $19 thousand to satisfy tax obligations with respect to the vesting of the restricted stock units issued. These shares were repurchased at the share price based upon the closing date on the day of vesting.

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 150,000 shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.  During the year ended February 28, 2014, the Company repurchased 38,731 shares at an average price of $13.10, excluding commissions, pursuant to authorization.

Holders

On May 20, 2015, we had approximately 1,902 holders which includes 1,834 holders that have not yet exchanged their shares in connection with the reverse stock split. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings generated from our operations to finance operations and future growth.

Stock Performance Graph

The following graph compares the yearly changes in cumulative total shareholder return on shares of our common stock with the cumulative total return of the Standard & Poor's 600 Small Cap Index and the Russell 3000® Index.  In each case, we assumed an initial investment of $100 on February 28, 2010.  Each subsequent date on the chart represents the last day of the indicated fiscal year.  Total returns assume the reinvestment of all dividends.  Our stock performance may not continue into the future with the trends similar to those depicted in this graph.  We neither make nor endorse any predictions as to our future stock performance.

Date	Russell 3000 Index	S&P 600 Small Cap Index	PRXI
2/28/10	$100.00	$100.00	$100.00
2/28/11	$121.97	$129.72	$138.10
2/29/12	$124.88	$134.75	$194.44
2/28/13	$138.95	$152.50	$182.54
2/28/14	$172.70	$199.38	$69.84
2/28/15	$193.42	$212.12	$28.57

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

The consolidated results of operations for the years ended February 28, 2015 and February 28, 2014 are not necessarily indicative of the results that may be expected for any future period.  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

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

Our business has been divided into an exhibition management division and a content division.  The content division is the Company’s subsidiary, RMST, which holds all of the Company’s rights with respect to the Titanic assets and is the salvor-in-possession of the Titanic wreck site.  The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity of Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.

Merger Agreement

On April 2, 2015 the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) whereby it plans to combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of the Company for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  To date the investor group has provided $11.5 million of this funding, which was used to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our Saturday Night Live Exhibition.  The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions.  The shareholder meeting to approve the transaction is expected to be held no later than September 2015. The merger is expected to be completed in September 2015.

For additional information about our operations, business segments and the Merger Agreement, see Item 1. Business in this Form 10-K.

Key Exhibitions

Exhibitions

As of February 28, 2015, we are configured to present five different types of exhibitions, as reflected in the following table:

	Year Ended February 28, 2015
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	3	5	8
"Real Pirates"	-	2	2
"One Day in Pompeii"	-	1	1
"The Discovery of King Tut"	-	1	1
Total Exhibitions	6	13	19

Our touring exhibitions usually span four to six months.  As of February 28, 2015, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California and Atlanta, Georgia.  On April 9, 2014, the Company signed a lease to open a new location in New York City, New York.  Our New York City location is expected to open in late May of 2015.

In addition to developing new content for future exhibitions, the Company continually evaluates its touring capacity and may expand or contract to suit the addressable market for its content.

For additional information about our exhibitions, see Item 1.Business in this Form 10-K.

Results of Operations

An analysis of our consolidated statements of operations for fiscal 2015 and fiscal 2014, with percent changes from 2014 to 2015, is as follows:

	Analysis of Consolidated Statements of Operations
	2015	2014	% Change
	(In thousands except percentages and per share data)

Revenue	$29,390	$29,348	0.1%
Cost of revenue (exclusive of depreciation and amortization)	19,784	15,368	28.7%
Gross profit	9,606	13,980	(31.3)%
Gross profit as a percent of revenue	32.7%	47.6%

Operating expenses	20,093	14,731	36.4%
Loss from operations	(10,487)	(751)	1,296.4%

Other expense	(1,206)	(190)	534.7%

Loss before income tax	(11,693)	(941)	1,142.6%

Income tax benefit	-	(163)	(100.0)%
Effective tax rate	0.0%	-17.3%

Net loss	(11,693)	(778)	1,403.0%
Less: Net loss attributable to non-controlling interests	(1,218)	(64)	1,803.1%
Net loss attributable to shareholders of Premier Exhibitions, Inc.	$(10,475)	$(714)	1,367.1%

Net loss per share
Basic loss per share (1)	$(2.13)	$(0.14)
Diluted net loss per share (1)	$(2.13)	$(0.14)

(1)	Basic and diluted income per share for the years ended February 28, 2015 and 2014has been adjusted to reflect the 1 for 10 reverse stock split effective February 26, 2015.

Revenue.  During the year ended February 28, 2015, revenue was flat compared to prior year.  The following table illustrates revenue for fiscal 2015 and fiscal 2014.

	Revenue
	2015	2014
	(in thousands)
Exhibition Revenue
Admissions revenue	$18,535	$18,854
Non-refundable license fees for current exhibitions	5,426	4,039
Total Exhibition revenue	23,961	22,893
Merchandise and Other	4,925	5,747
Management fee	474	708
Licensing fee	30	-
Total Revenue	$29,390	$29,348

Key Non-financial Measurements *
Total number of exhibitions presented	29	32
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	13	18
Exhibitions rented to promoters or museums	10	7
Total operating days for semi-permanent, partner and rented exhibitions	5,323	4,868
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,787	1,582
Average attendance per day for semi-permanent and partnered exhibitions presented	447	325
Average ticket price for semi-permanent and partnered exhibitions presented	$16.16	$14.74
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.69	$3.23

Semi-permanent exhibitions:
Total operating days	2,183	2,224
Total attendance (in 000's)	727	736
Average attendance per day	330	331
Average ticket price	$20.77	$20.63
Average retail per attendee	$3.58	$3.56

* These key non-financial measurements do not include exhibitions under management.

Exhibition revenue increased $1.1 million primarily due to our new Pompeii and King Tut exhibitions which were offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in fiscal 2015. For the year ended February 28, 2014, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the fiscal year ended February 28, 2015, we recognized $620 thousand in revenues related to the AEI exhibitions.

With 29 exhibits presented, the Company experienced a corresponding increase in attendance from 1.6 million in fiscal 2014 to 1.8 million in fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 60.7% of total revenue in fiscal 2015, compared to 60.6% of revenue in fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.8 million to $4.9 million for the fiscal year ended February 28, 2015. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire 2015 fiscal year.  In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues instead of the higher retail revenues which reduces our average retail per attendee.  Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

During fiscal year ended 2015, no touring exhibition related to “Bodies” were promoted by S2BN under the co-promotion agreement compared to one touring exhibition in fiscal 2014.

Cost of Revenue.  During fiscal year 2015, cost of revenue as a percent of revenue was 67.3% as compared to 52.4% for fiscal year 2014, as reflected in the following table.

	Cost of Revenue
	2015	2014	% Change
	(in thousands, except percentages)
Exhibition costs

Production	$1,558	$785	98.5%
Operating Expenses	11,925	8,191	45.6%
Marketing	4,206	4,138	1.6%
	17,689	13,114	34.9%
Exhibition expense as percent of exhibition revenue	73.8%	57.3%

Cost of merchandise	2,095	2,254	(7.1)%
Cost of merchandise as percent of merchandise revenue	42.5%	39.2%
Total	$19,784	$15,368	28.7%
Percent of total revenue	67.3%	52.4%

Our exhibition costs of $17.7 million, increased 34.9% or $4.6 million compared to the prior year, due mainly to the additional expense related to our New York City location of $2.2 million and an increase in royalty and license fees of $1.1 million related to our new Pompeii and King Tut exhibitions. In addition, production expense increased $0.8 million due mainly to an increase in installation and de-installation cost in the current year.

Cost of merchandise as a percent of merchandise revenue increased from 39.2% in fiscal year 2014 to 42.5% in fiscal year 2015 due to flat labor cost and declining revenue.

The relatively flat revenue and increase in costs of goods sold resulted in our gross profit decreasing from $14.0 million or 47.6% during fiscal 2014 to $9.6 million or 32.7% for the fiscal year ended February 28, 2015. A significant portion of the decrease in gross margin relates to the expense related to our New York City location with no corresponding revenue.

Operating Expenses. Operating expense increased by 36.4% during fiscal 2015 compared to fiscal 2014.  The following table illustrates operating expenses and percentage changes for fiscal 2015 vs. fiscal 2014:

	Operating expenses
	2015	2014	% Change
	(in thousands, except percentage data)

General and administrative	$12,809	$12,761	0.4%
Depreciation and amortization	4,560	4,150	9.9%
Net gain on disposal of assets	(4)	(115)	(96.5	) %
Write-off of assets	104	798	(87.0	) %
Impairment of goodwill and intangible assets	2,926	-	N/A	%
Gain on note payable fair market value adjustment	(338)	(2,566)	(86.8	) %
Contract and legal settlements	36	(297)	112.1%
Total	$20,093	$14,731	36.4%

General and administrative. General and administrative (“G&A”) expense increased by $48 thousand, as reflected in the following table:

	2015	2014	Increase (decrease)
	(in thousands)
Exhibition expense	$461	$461	$-
Artifact expense	115	180	(65)
Compensation	6,185	6,117	68
Employee benefits	140	159	(19)
Insurance	924	829	95
Office expense	1,733	1,600	133
Travel	388	422	(34)
Professional fees	2,180	2,299	(119)
Stock compensation	262	231	31
Bad debt expense	-	67	(67)
Other	421	396	25
Total	$12,809	$12,761	$48

As reflected by the table above,  G&A expense was relatively flat with the prior year.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million from the prior year.  The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Net (gain)/loss on disposal of assets. During fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $115 thousand.

Write-off of assets.  During fiscal 2015, we wrote-off assets of $104 thousand related to exhibitions under development or in process but terminated by the Company.  During fiscal 2014, we wrote-off assets of $798 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

Impairment of goodwill and intangible assets. During the annual fiscal 2015 review of goodwill and other intangible assets, management proceeded directly to the two-step quantitative impairment test for its goodwill and future rights fees.  Under the two-step quantitative impairment the evaluation of impairment involves comparing the current fair value to its carrying value.  The Company uses a discounted model forecast model when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including markets and market share, sales volumes and prices, production costs, tax rates, capital spending, discount rate, and working changes.  Cash flows forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years.  The betas used in calculating the reporting unit weighted average cost of capital rate are estimated for the business unit. The change in cash flows relates primarily to the cancellation of our Federal Bureau of Investigation project in the fourth quarter of fiscal 2015 which reduced the future cash flows that supported these intangible assets.

While completing our annual impairment test of our single reporting unit in the fourth quarter of fiscal 2015 we determined that our goodwill was impaired and that our future rights fees were impaired by $2.7 million.

Gain on note payable fair market value adjustment. During fiscal 2015, we recognized a gain on note payable fair market value adjustment, based upon an update of the expected future cash flows of the exhibitions and discounted the cash flows at 12.0% to estimate the future payments to AEG Live, LLC based upon the note agreement.  Based upon our calculation, the note payable was reduced by $338 thousand to reflect the fair value of the note payable, which resulted in this corresponding gain.

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

Contracts and legal settlements. During fiscal 2015, the Company entered into two legal settlements. One agreement required Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD, and TZ, Inc. to collectively pay the Company $725 thousand on or before December 4, 2014. The Company received this amount in December 2014 and recorded income of $725 thousand related to this settlement.

The other agreement requires RMST to pay Seaventures (“SV”) the agreed sum of $425 thousand, as follows: $75 thousand to SV on or before April 10, 2015; $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition the Company must stage at least two Joint Exhibitions with SV within 24 months from the date of execution of the agreement in which SV is entitled to a portion of the net revenues or $1 per ticket sold depending on the location of the exhibition.  The Company recorded a liability and a related expense of $344 thousand net of $81 thousand discount at 12% to reflect the present value of the future payments.

Offsetting these settlements slightly are the legal fees related to the settlements.

Other expense. We recognized interest expense of $909 thousand on our notes payable in fiscal 2015 as compared to $342 thousand during fiscal 2014.  In addition, we recognized realized losses from foreign currency translations of $313 thousand and $137 thousand in fiscal 2015 and 2014, respectively.

Income tax benefit. We recorded an income tax benefit in fiscal 2014 of $163 thousand.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net loss attributable to non-controlling interest. This represents AEG Live, LLC’s loss on its 10% interest in PEM.

Net loss attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $10.5 million for fiscal 2015 as compared to a net loss of $0.7 million in fiscal 2014.

Fiscal 2015 as Compared to Fiscal 2014 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for fiscal 2015 and fiscal 2014, with percent changes from 2014 to 2015 is as follows:

	Analysis of Consolidated Statements of Operations
	2015	2014	% Change
	(In thousands except percentages)

Revenue	$29,390	$29,348	0.1%
Cost of revenue (exclusive of depreciation and amortization)	20,983	17,137	22.4%
Gross profit	8,407	12,211	(31.2	) %
Gross profit as a percent of revenue	28.6%	41.6%

Operating expenses	18,861	12,818	47.1%
Loss from operations	(10,454)	(607)	1,622.2%

Other expense	(1,207)	(190)	535.3%

Loss before income tax	(11,661)	(797)	1,363.1%

Income benefit	-	(108)	(100.0	) %
Effective tax rate	0.0%	-13.6%

Net loss	(11,661)	(689)	1,592.5%
Less: Net loss attributable to non-controlling interests	(1,218)	(64)	1,803.1%
Net loss attributable to shareholders of Premier Exhibitions, Inc.	$(10,443)	$(625)	1,570.9%

Revenue.  During the year ended February 28, 2015, revenue was flat compared to prior year.  The following table illustrates revenue for fiscal 2015 and fiscal 2014.

	2015	2014
	(In thousands)
Exhibition Revenue
Admissions revenue	18,535	18,854
Non-refundable license fees for current exhibitions	5,426	4,039
Total Exhibition revenue	23,961	22,893
Merchandise and Other	4,925	5,747
Management fee	474	708
Licensing fees	30	-
Total Revenue	$29,390	$29,348

Key Non-financial Measurements *
Total number of exhibitions presented	29	32
Semi-permanent exhibitions presented	6	7
Partnered exhibitions presented	13	18
Exhibitions rented to promoters or museums	10	7
Total operating days for semi-permanent, partner and rented exhibitions	5,323	4,868
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	1,787	1,582
Average attendance per day for semi-permanent and partnered exhibitions presented	447	325
Average ticket price for semi-permanent and partnered exhibitions presented	$16.16	$14.74
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.69	$3.23

Semi permanent exhibitions:
Total operating days	2,183	2,224
Total attendance (in 000's)	727	736
Average attendance per day	330	331
Average ticket price	$20.77	$20.63
Average retail per attendee	$3.58	$3.56

* These key non-financial measurements do not include exhibitions under management.

Exhibition revenue increased $1.1 million primarily due to our new Pompeii and King Tut exhibitions which were offset partially by a decrease in revenue related to the Titanic brand being in smaller markets in fiscal 2015. For the year ended February 28, 2014, we did not recognize exhibition revenue for the AEI exhibitions but instead received a management fee for managing these properties. During the fiscal year ended February 28, 2015, we recognized $620 thousand in revenues related to the AEI exhibitions.

With 29 exhibits presented, the Company experienced a corresponding increase in attendance from 1.6 million in fiscal 2014 to 1.8 million in fiscal 2015. We attribute this increase in attendance to the addition of our Pompeii and King Tut exhibitions. Revenue from self-run exhibitions was 60.7% of total revenue in fiscal 2015, compared to 60.6% of revenue in fiscal 2014. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $0.8 million to $4.9 million for the fiscal year ended February 28, 2015. Merchandise revenue decreased as a result of two Titanic touring sets being inactive nearly the entire 2015 fiscal year.  In addition, four Titanic touring sets were run by partners and the Company receives wholesale revenues instead of the higher retail revenues which reduces our average retail per attendee.  Partially offsetting these decreases was the addition of merchandise revenues from King Tut and Pompeii.

During fiscal year ended 2015, no touring exhibition related to “Bodies” were promoted by S2BN, under the co-promotion agreement compared to one touring exhibition in fiscal 2014.

Cost of Revenue.  During fiscal year 2015, cost of revenue as a percent of revenue was 71.5% as compared to 58.4% for fiscal year 2014, as reflected in the following table.

	2015	2014	% Change
	(In thousands except percentages)
Exhibition costs

Production	$1,558	$785	98.5%
Operating Expenses	13,124	9,960	31.8%
Marketing	4,206	4,138	1.6%
	18,888	14,883	26.9%
Exhibition expense as percent of exhibition revenue	79.0%	65.0%

Cost of merchandise	2,095	2,254	(7.1	) %
Cost of merchandise as percent of merchandise revenue	42.5%	39.2%
Total	$20,983	$17,137	22.4%
Cost of revenue as a percent of total revenue	71.5%	58.4%

Our exhibition costs of $18.9 million increased 26.9% or $4.0 million compared to the prior year, due mainly to the additional expense related to our New York City location of $2.2 million and an increase in royalty and license fees of $1.1 million related to our new Pompeii and King Tut exhibitions. In addition, production expense increased $0.8 million due mainly to an increase in installation and de-installation cost in the current year.

Cost of merchandise as a percent of merchandise revenue increased from 39.2% in fiscal year 2014 to 42.5% in fiscal year 2015 due to flat labor cost and declining revenue.

The relatively flat revenue and increase in costs of goods sold resulted in our gross profit decreasing from $12.2 million or 41.6% during fiscal 2014 to $8.4 million or 28.5% for the fiscal year ended February 28, 2015. A significant portion of the decrease in gross margin relates to the expense related to our New York City location with no corresponding revenue.

Operating Expenses.  Operating expense increased by 47.1% during fiscal 2015 compared to fiscal 2014.  The following table illustrates operating expenses and percentage changes for fiscal 2015 vs. fiscal 2014:

	2015	2014	% Change
	(In thousands except percentages)

General and administrative	$11,577	$11,567	0.1%
Depreciation and amortization	4,560	4,097	11.3%
Net gain on disposal of assets	(4)	(115)	(96.5	) %
Write-off of assets	104	132	(21.2	) %
Impairment of goodwill and intangible assets	2,926	-	N/A	%
Gain on note payable fair market value adjustment	(338)	(2,566)	(86.8	) %
Contract and legal settlements	36	(297)	112.1%
Total	$18,861	$12,818	47.1%

General and administrative. G&A expense was relatively flat with the prior year.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million from the prior year.  The increase is attributable to the assets placed in service during fiscal 2014 related to our Buena Park location and our Pompeii exhibition.

Net (gain)/loss on disposal of assets. During fiscal 2014, we sold certain property and equipment that was no longer used and received insurance proceeds for equipment destroyed by Hurricane Sandy which resulted in a gain of $115 thousand.

Write-off of assets.  During fiscal 2015, we wrote-off assets of $104 thousand related to exhibitions under development or in process but terminated by the Company.  During fiscal 2014, we wrote-off assets of $132 thousand.  This write-off represented assets related to the termination of the non-binding letter of intent for the sale of the Titanic assets and long-term development costs related to an exhibition that was under development but terminated by the Company.

For information regarding the results for this segment with respect to Impairment of goodwill and intangible assets, Gain on note payable fair market value adjustment and Contracts and legal settlements, see the discussion above in this Item 7 under “Results of Operations.”

Other expense. We recognized interest expense of $909 thousand on our notes payable in fiscal 2015 as compared to $342 thousand during fiscal 2014.  In addition, we recognized realized losses from foreign currency translations of $313 thousand and $137 thousand in fiscal 2015 and 2014, respectively.

Income tax benefit. We recorded an income tax benefit in fiscal 2014 of $108 thousand.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net loss attributable to non-controlling interest. This represents AEG Live, LLC’s loss on its 10% interest in PEM.

Net loss attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss of $10.4 million for fiscal 2015 as compared to a net loss of $0.6 million in fiscal 2014.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for fiscal 2015 and fiscal 2014, with percent changes from 2014 to 2015, is as follows:

	2015	2014	% Change
	(In thousands except percentages)

Revenue	$1,199	$1,769	(32.2	) %
Cost of revenue (exclusive of depreciation and amortization)	-	-	-%
Gross profit	1,199	1,769	(32.2	) %
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	1,232	1,913	(35.6	) %
Loss from operations	(33)	(144)	(77.1	) %

Other income	1	-	N/A	%

Loss before income tax	(32)	(144)	(77.8	) %

Income benefit	-	(55)	(100.0	) %
Effective tax rate	0.0%	38.2%

Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(32)	$(89)	(64.0	) %

Revenue.  During the fiscal year 2015, total revenue decreased by $570 thousand, or 32.2%, to $1.2 million compared to fiscal year 2014, due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $12.0 million from $17.7 million, royalty revenue decreased accordingly.

Operating Expenses. Operating expenses decreased 35.6% during fiscal 2015 as compared to fiscal 2014 due to the write-off of $666 thousand in fees previously included in prepaid assets related to the termination of the non-binding letter of intent related for the sale of the Titanic assets in fiscal 2014.

Income tax expense/(benefit). We recorded an income tax benefit for fiscal 2014 of $55 thousand.  The fiscal 2014 income tax benefit relates to the true-up from the fiscal 2013 income tax returns.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized a net loss for the year ended February 28, 2015 of $32 thousand compared to a net loss of $89 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity

The following tables reflect selected information about our cash flows during the fiscal year ended 2015 and 2014:

Selected cash flow information:
	2015	2014

Net cash provided by /(used in) operating activities	$(1,386)	$483
Net cash used in investing activities	(4,505)	(2,939)
Net cash provided by/ (used in) financing activities	7,255	(512)
Effects of exchange rate changes on cash and cash equivalents	-	9
Net increase/(decrease) in cash and cash equivalents	$1,364	$(2,959)

Cash flows provided by/(used in) operating activities

Cash used in operating activities was $1.4 million for fiscal year 2015 as compared to cash provided by operating activities of $483 thousand in the prior year.  The decrease in cash flow from operating activities is mainly due to the increase in net loss of the Company.  In addition, we had an increase in prepaid expenses of $0.6 million. Partially offsetting this was an increase in impairment of goodwill and intangible assets of $2.9 million, an increase in accounts payable and accrued liabilities of $2.2 million and deferred rent of $1.4 million.

Cash flows used in investing activities

Cash used in investing activities was $4.5 million for fiscal year 2015 compared to $2.9 million in the prior year.  Of the cash used in investing activities, the majority was used in the purchase of property and equipment of $4.0 million and $3.1 million in fiscal 2015 and 2014, respectively.  The investment in property and equipment in fiscal year 2015 relates to our New York City location to be opened in May 2015 and $300 thousand the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the expiration of the purchase agreement.  In addition, during fiscal year 2015, $801 thousand was used to purchase a restricted certificate of deposit for our New York City lease.  For fiscal year 2015, these were partially offset by the redemption of a certificate of deposit of $407 thousand.  In fiscal year 2014, the investment in property and equipment related primarily to the opening of our Company’s Buena Park location and our new Pompeii exhibition.  For fiscal year 2014, this was partially offset by proceeds from the disposal of assets of $143 thousand.

Cash flows provided by/(used in) financing activities

Cash provided by financing activities was $7.3 million for fiscal year 2015 compared to cash used of $512 thousand for fiscal year 2014.  Cash provided by financing activities for fiscal 2015 relates primarily to the proceeds of $8.0 million from the issuance of notes payable.  This was partially offset by the repayment of $220 thousand of the note payable to AEG Live, LLC, and $488 thousand in deferred financing costs paid.  Cash used in financing activities in fiscal 2014 relates to primarily to the purchase of treasury stock of $534 thousand and repayment of notes payable of $130 thousand. This was partially offset by proceeds from the exercise of stock options of $185 thousand.

Capital Resources

Capital requirements

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management L.P. loans.  The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provided for a loan to the Company in the aggregate amount of $8.0 million. The Notes provided for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes were to mature and were required to be repaid in full on March 31, 2015.

The Notes included customary events of default, and also included events of default relating to the preservation of the Titanic assets and maintaining Samuel S. Weiser as an employee of the Company. The Notes also required the Company to maintain minimum unrestricted liquidity of $2.0 million. Upon the occurrence of an event of default, the Company had to pay default interest at the base rate plus 3%, and the Pentwater affiliates could declare all amounts outstanding under the Notes to be immediately due and payable.

The Notes were guaranteed by each of RMST, PEM, Arts and Exhibitions International LLC, and Premier Merchandising, LLC, all of which are subsidiaries of the Company. The Notes were secured by substantially all of the assets of the Company and the subsidiary guarantors, including the stock of each of the subsidiary guarantors. The security interest did not apply to the Titanic assets held by RMST, but applied to all revenues, contracts and agreements lawfully arising out of the Titanic assets.

The proceeds from these Notes were used to satisfy the Company’s obligations under the New York City lease and proposed new content agreements.

Because the Notes matured and had to be paid in full on March 31, 2015, the Company had to obtain replacement financing for the Notes or negotiate an extension or forbearance with the Pentwater affiliates by that date. The Company considered a number of potential transactions that would provide replacement capital for the Company, including a financing transaction with one or more potential strategic partners, a private placement of equity securities, and a private placement of convertible promissory notes, including potentially to some of the Company’s existing shareholders.

As discussed above, on April 2, 2015, the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) whereby it plans to combine with DK. Upon the signing of the Merger Agreement, $8.0 million of the proceeds were used to repay the existing $8.0 million Secured Promissory Note and Guarantee entered into with two affiliates of Pentwater Capital Management LP on September 30, 2014.

If the Merger Agreement is not approved, or a public or private placement of equity securities or of convertible promissory notes, including potentially to some of the Company’s existing shareholders, is not completed, the Company may be required to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments as of February 28, 2015, assuming we do not exercise any of our options to extend (in thousands):

Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Specimen, artifact and license agreements (*)	$3,413	$1,858	$305	$850	$400
Real estate operating leases	54,787	8,415	14,773	9,496	22,103
Capital lease obligations	63	31	32	-	-
Interest payable on capital lease obligation	6	4	2	-	-
Royalty payable	714	413	301	-	-
Interest payable on royalty payable	96	48	48	-	-
Notes payable	8,190	8,190	-	-	-
Interest payable on notes payable	90	90	-	-	-
Purchase obligations (**)	824	824	-	-	-
Equipment leases	133	47	63	23	-
Total	$68,316	$19,920	$15,524	$10,369	$22,503

* The specimen, artifact and licenses agreements include certain per ticket fees which are not included above.

** Purchase obligations represent unpaid contract amounts for contracts signed before fiscal year end 2015 related to our Saturday Night Live Exhibition.

Lease Arrangements

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

The Company leases various warehouse and exhibition space.   For further information, see Note 15. Commitments and Contingencies.  All properties are used by the exhibition management segment and one warehouse is partially used by the content management (RMS Titanic) segment.

Specimens, Artifacts and License Agreements

The Company currently has two lease agreements for specimens used in its “Bodies” exhibitions, with expiration dates in February and March 2016 with one year options through fiscal year 2020.

The Company has a non-cancellable license agreement for certain artifacts used in its “One Day in Pompeii” exhibition. The leases are payable at the opening of each new venue. This agreement expires after the third “One Day in Pompeii” exhibition in June 2015.

The Company has a non-cancellable license for certain artifacts used in its “Real Pirates” exhibition. The leases are payable quarterly and have a term of five years. This agreement expires in March 2018.

On October 13, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into an Exhibit Promoter Agreement with Broadway Video Entertainment, Inc. (“BV”) to produce an exhibition based on the television show “Saturday Night Live.”  The term of the agreement is five years from the opening date of the exhibition.

The exhibition will feature the characters, stories, programs, cast and creators of Saturday Night Live and will be presented at the Company’s new venue in New York City.  The Company is required to open the exhibit by June 1, 2015, subject to certain rights to cure any delay.

On November 4, 2014, Premier Exhibition Management, LLC entered into a License with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc., as administrator for Twentieth Century Fox Film Corporation (“FOX”) to produce one exhibition based on the Ice Age series of films. The initial term of the agreement is five years from the opening date of the first exhibition. The Company has one five-year option to renew the term which is subject to the Company’s full compliance with its obligations under the agreement.

The exhibition will feature the artwork, characters, stories, and creative elements of the following four theatrical motion pictures: “ICE AGE,” “ICE AGE: THE MELTDOWN,” “ICE AGE: DAWN OF DINOSAURS,” and “ICE AGE: CONTINENTAL DRIFT.”  The Company will present the exhibition at museums, science centers and exhibition centers throughout the world.  The Company is required to open the exhibit by March 31, 2016, and FOX has the right to terminate the agreement if the first exhibit is not opened by that date.

The Discovery of King Tut

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, to present an exhibition based on King Tutankhamun. The term of the agreement is five years from the opening date of the exhibition. The exhibition, titled “The Discovery of King Tut,” uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter’s discovery of the lost tomb.

Notes and Royalty Payable

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (“Titanic: The Experience” or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale.  The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.  Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377 thousand as of the date of the transaction.

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

As of February 28, 2015, the short-term portion of this note payable was $190 thousand and relates to rental and other arrearages payable on behalf of Worldwide.

On April 20, 2012, PEM and its wholly owned subsidiary, Newco,  entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and AEI pursuant to which Newco purchased substantially all of the assets of AEI.  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note was subsequently reduced by $3.7 million for the amount that was not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted assets held by the Company.  These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms.

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

During fiscal 2015, the Company, using Level 3 inputs based upon FASB ASC 820, updated the expected future cash flows of the exhibitions and discounted the cash flows at 12.0% to estimate the future payment to AEG Live, LLC based upon the note agreement.  As a result of this review, the note payable was reduced by $338 thousand to reflect the updated estimated future payments under the note agreement.  This amount is included in the consolidated statement of operations as a gain on note payable fair market value adjustment.  In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees were impaired by $2.7 million.

As of February 28, 2015, the short-term portion of the royalty payable was $413 thousand and the long-term portion was $301 thousand.

As discussed above under “Liquidity and Capital Resources,” on September 30, 2014, Premier Exhibitions, Inc. entered into a Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP.  Together the Notes provided for a loan to the Company in the aggregate amount of $8.0 million.  The Notes provided for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum, and the Notes matured on March 31, 2015.  The Notes required the Company to pay a closing fee to the Pentwater affiliates in the aggregate amount of 3% of the loan amount and the fees and expenses incurred by the Pentwater affiliates in connection with the negotiation and execution of the Notes.  Deferred financing cost related to this loan totaled $388 thousand. The remaining unamortized amounts are included in deferred financing costs on the consolidated balance sheet of the Company.

The Notes included customary events of default, and also included events of default relating to the preservation of the Titanic assets and maintaining Samuel S. Weiser as an employee of the Company.  The Notes also required the Company to maintain minimum unrestricted liquidity of $2.0 million.  Upon the occurrence of an event of default, the Company was required to pay default interest at the base rate plus 3%, and the Pentwater affiliates could declare all amounts outstanding under the Notes to be immediately due and payable.  These amounts are included in deferred financing costs on the consolidated balance sheet of the Company.

The Company was permitted to prepay the Notes at any time, at 102% of the face amount during the first three months of the term and 100% of the face amount during the second three months of the term.  The Company was required to prepay the note at 102% of the face amount upon a change of control, which would occur upon a change in ownership of 35% of the outstanding shares of the Company or any transfer of any shares of RMST.

The Notes were guaranteed by each of RMST, PEM, Arts and Exhibitions International LLC, and Premier Merchandising, LLC, all of which are subsidiaries of the Company.

The Notes were secured by substantially all of the assets of the Company and the subsidiary guarantors, including the stock of each of the subsidiary guarantors.  The security interest did not apply to the Titanic assets held by RMST, but applied to all revenues, contracts and agreements lawfully arising out of the Titanic assets.

The lenders’ exercise of rights and remedies with respect to the stock of RMST and any revenues, contracts and agreements lawfully arising out of the Titanic assets were expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMST, which included (i) the Opinion issued by the United States District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 12, 2010; (ii) the Order issued by the United State District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 15, 2011; (iii) the Revised Covenants and Conditions for the Future Disposition of Objects Recovered from the R.M.S. Titanic by RMST pursuant to an in-specie salvage award granted by the United States District Court for the Eastern District of Virginia, dated as of August 15, 2011; and (iv) the Process Verbal, issued on October 12, 1993 by the Maritime Affairs Administrator for the Ministry of Equipment Transportation and Tourism, French Republic to TVLP.

As of February 28, 2015, the short-term portion of this notes payable was $8.0 million.  This note was repaid in April 2015. See Note 22. Subsequent Events for further details.

Capital lease obligations

The Company leases certain computer and security equipment under capital leases.  As of February 28, 2015, the balance sheet reflects the short-term portion of capital lease obligations of $31 thousand and the long-term portion of $32 thousand.

Legal settlement

On April 3, 2015 RMST entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Seaventures, LTD (“SV”). The Agreement settles litigation between the Company and SV in the Circuit Court for Orange Country, Florida.

The Agreement requires RMST to pay SV the agreed sum of $425 thousand, as follows: $75 thousand to SV on or before April 10, 2015; $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition the Company must stage at least two Joint Exhibitions with SV within 24 months from the date of execution of the Agreement in which SV is entitled to a portion of the net revenues or $1 per ticket sold depending on the location of the exhibition.  Each of the parties to the Agreement executed mutual general releases.  The Company recorded a liability of $344 thousand net of $81 thousand discount at 12% to reflect the present value of the future payments which is included in accounts payable and accrued liability as of February 28, 2015.

Purchase obligations

The Company has signed significant purchase agreements related to its new Saturday Night Live Exhibition.  Unpaid contracts amounts at the end of fiscal 2015 related to Saturday Night Live exhibition were $824 thousand.

Subsequent to fiscal year end 2015, the Company signed contracts of $1.6 million related to its new exhibition Saturday Night Live and funded $1.6 million in additional leasehold improvements.

Titanic Artifact Sale Transaction Costs

The Company was party to a Consignment Agreement with Guernsey’s auction house to sell the Company’s Titanic artifacts and related intellectual property.  If a transaction had been closed, the Company would have been required to pay Guernsey’s a fee of up to 8% of the sale price if a purchase agreement were entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement were entered into thereafter.  The actual amount of the commission would have depended on the sale price, identity of the purchasing party and the date when the sale was closed.  The obligation to pay a fee to Guernsey for a Titanic artifact sale has ended pursuant to the terms of the agreement.  In addition, if a transaction to sell the Titanic artifact collection was closed, the Company may have been required to pay a transaction bonus to Christopher Davino, former President of RMST, dependent upon the sale price, identity of the purchasing party and the date when the sale is closed.  The obligation to pay a transaction bonus to Mr. Davino has also ended.  In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed. Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in fiscal 2014.  This write-off is included in the consolidated statements of operations as write-off of assets.

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

Merchandise revenue includes self-run and the Company’s share of independent partner merchandise gross profit.  Revenues from the Company’s semi-permanent exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.

 (b) Exhibition Licenses

Exhibition licenses primarily represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years.  In addition, licenses have been obtained to exhibit the Company’s “Dialog in the Dark” exhibitions and for Playboy exhibitions, both of which were impaired during the year ended February 29, 2012.  Costs are capitalized and amortized over the remaining useful life of the specimens and organs for the anatomical specimens and organs.  Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.

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

When we test for impairments, the valuation techniques used to determine the value of our exhibition licenses are based on unobservable inputs (Level 3 per ASC 820). Based upon the results of our impairment tests in fiscal 2015 and fiscal 2014 impairments were $0 thousand versus $0 thousand.

(c) Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. While completing our annual impairment test of our single reporting unit in the fourth quarter of fiscal 2015 we determine that our goodwill was impaired.  See Note 8. Goodwill and Other Intangible Assets for further details. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and determined that there was no impairment.

Acquired intangible assets with finite lives, including future rights fees, are amortized over their estimated useful lives and reflected in the Depreciation and Amortization line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. While completing our annual impairment test of our single reporting unit in the fourth quarter of fiscal 2015 we determine that a portion of our future rights fees were impaired.  See Note 8. Goodwill and Other Intangible Assets for further details. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and determined that there was no impairment.

(d) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 28, 2015 and February 28, 2014, the Company established a valuation allowance of $17.2 million and $11.7 million, respectively, against all net deferred tax assets.

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

 (e) Stock Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation.  The Company’s stock-based compensation expense is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the awards’ vesting period.  Stock compensation expense of $262 thousand and $231 thousand for fiscal 2015 and 2014, respectively, is included in “General and administrative expenses” in the Consolidated Statements of Operations.

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

Warrants.  The Company has granted warrants under various service agreements.  None of these agreements are outstanding at February 28, 2015 or February 28, 2014.

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

Recent Adopted and Issued Accounting Pronouncements

See Note 3. Recent Accounting Pronouncements for discussion regarding recently adopted and issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Premier Exhibitions, Inc.:

We have audited the accompanying consolidated balance sheets of Premier Exhibitions, Inc. and subsidiaries (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. We have also audited the accompanying consolidated financial statement schedule for the years ended February 28, 2015 and 2014 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Exhibitions, Inc. and subsidiaries at February 28, 2015 and 2014 and the consolidated results of their operations, comprehensive loss and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 21 and 22 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 21 and 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015, included in Management’s Report on Internal Control Over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
May 29, 2015

Premier Exhibitions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	February 28,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$4,798	$3,434
Certificates of deposit and other investments	-	407
Accounts receivable, net of allowance for doubtful accounts of $220 and $392, respectively	1,417	1,331
Merchandise inventory, net of reserve of $25 and $17, respectively	1,127	1,206
Income taxes receivable	49	263
Prepaid expenses	2,684	2,012
Other current assets	459	381
Total current assets	10,534	9,034

Artifacts owned, at cost	2,881	2,901
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $22,766 and $19,799, respectively	11,503	9,287
Exhibition licenses, net of accumulated amortization of $6,069 and $5,857, respectively	1,629	1,841
Film and gaming assets, net of accumulated amortization of $1,726 and $1,101, respectively	1,608	2,233
Deferred financing costs, net of accumulated amortization of $318	65	-
Construction deposit	134	-
Lease incentive	5,899	-
Goodwill	-	250
Future rights fees, net of accumulated amortization of $3,551 and $438, respectively	829	3,942
Restricted cash	426	-
Restricted certificate of deposit	801	-
Deferred income taxes	60	302
Long-term exhibition costs	261	215
Subrogation rights	250	250
Total Assets	$36,881	$30,256

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,782	$2,550
Deferred rent	668	751
Deferred revenue	2,901	3,076
Deferred income taxes	60	302
Short-term portion of capital lease obligations	31	39
Short-term portion of royalty payable, net of discount of $48	413	-
Short-term portion of notes payable, net of discount of $10 and $66, respectively	8,190	170
Total current liabilities	17,045	6,888

Long-Term liabilities:
Lease abandonment	997	1,440
Deferred rent	8,867	-
Long-term portion of capital lease obligations	32	61
Long-term portion of royalty payable, net of discount of $48	301	-
Long-term portion of notes payable, net of discount of $0 and $134, respectively	-	1,126
Total long-term liabilities	10,197	2,627

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 4,916,644 and 4,906,209 shares, respectively; outstanding 4,916,443 and 4,906,008 shares, respectively	1	1
Additional paid-in capital	54,104	53,826
Accumulated deficit	(46,105)	(35,630)
Accumulated other comprehensive loss	(13)	(326)
Less treasury stock, at cost; 201 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	7,986	17,870
Equity Attributable to Non-controlling interest	1,653	2,871
Total liabilities and shareholders' equity	$36,881	$30,256

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended February 28,
	2015	2014
Revenue:
Exhibition revenue	$23,961	$22,893
Merchandise and other	4,925	5,747
Management fee	474	708
Licensing fee	30	-
Total revenue	29,390	29,348

Cost of revenue:
Exhibition costs	17,689	13,114
Cost of merchandise sold	2,095	2,254
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	19,784	15,368

Gross profit	9,606	13,980

Operating expenses:
General and administrative	12,809	12,761
Depreciation and amortization	4,560	4,150
Net gain on disposal of assets	(4)	(115)
Write-off of assets	104	798
Impairment of goodwill and intangible assets	2,926	-
Gain on note payable fair market value adjustment	(338)	(2,566)
Contract and legal settlements loss/(gain)	36	(297)
Total operating expenses	20,093	14,731

Loss from operations	(10,487)	(751)

Interest expense	(909)	(342)
Realized losses on foreign currency transactions	(313)	(137)
Other income	16	289

Loss before income taxes	(11,693)	(941)

Income tax benefit	-	(163)

Net loss	(11,693)	(778)
Less: Net loss attributable to noncontrolling interests	(1,218)	(64)
Net loss attributable to shareholders of Premier Exhitbitions, Inc.	$(10,475)	$(714)

Net loss per share:
Basic loss per common share	$(2.13)	$(0.14)
Diluted loss per common share	$(2.13)	$(0.14)

Shares used in basic per share calculations (1)	4,909,887	4,924,216
Shares used in diluted per share calculations (1)	4,909,887	4,924,216

(1)	Basic and diluted income per share for the years ended February 28, 2015 and 2014has been adjusted to reflect the 1 for 10 reverse stock split effective February 27, 2015.

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended February 28,
	2015	2014

Net loss	$(11,693)	$(778)
Other comprehensive loss
Reclassification to earnings	313	137
Currency translation adjustments	-	9
Unrealized loss on marketable securities	-	(1)
Comprehensive loss	(11,380)	(633)
Comprehensive loss attributable to non-controlling interest	(1,218)	(64)
Comprehensive loss attributable to Premier Exhibitions, Inc.	$(10,162)	$(569)

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Cash Flow
(in thousands)

	Year Ended February 28,
	2015	2014
Cash flows from operating activities:

Net loss	$(11,693)	$(778)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,560	4,150
Impairment of goodwill and intangible assets	2,926	-
Gain on note payable fair market value adjustment	(338)	(2,567)
Realized losses on foreign currency transactions	313	137
Lease abandonment	(443)	(463)
Stock based compensation	278	231
Allowance for doubtful accounts	16	386
Amortization of deferred financing costs	323	-
Write-off of deferred financing costs	100	-
Write-off of assets	104	798
Amortization of debt discount	80	324
Net gain on disposal of assets	(4)	(115)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	111	(28)
(Increase)/decrease in merchandise inventory, net of reserve	79	(1)
Increase in prepaid expenses	(602)	(1,211)
(Increase)/decrease in other current assets	(78)	181
(Increase)/decrease in income tax receivable	214	(96)
Increase in other receivable	(16)	(285)
Increasee in restricted assets	(211)	-
Increase in long-term exhibition costs	(150)	(6)
Increase/(decrease) in accounts payable and accrued liabilities	2,159	(856)
Increase in deferred rent	1,384	144
Increase/(decrease) in deferred revenue	(498)	713
Decrease in income taxes payable	-	(175)
Total adjustments	10,307	1,261
Net cash provided by/(used in) operating activities	(1,386)	483

Cash flows used by investing activities:
Purchases of property and equipment	(4,001)	(3,114)
Proceeds from sale of marketable securities	407	-
Proceeds from disposal of assets	4	143
Construction deposit	(134)	-
Purchase of resticted certificate of deposit	(801)	-
Decrease in artifacts	20	32
Net cash used in investing activities	(4,505)	(2,939)

Cash flows from financing activities:
Purchase of treasury stock	-	(534)
Proceeds from option and warrant exercises	-	185
Payments on capital lease obligations	(37)	(33)
Proceeds from short-term note payable	8,000	-
Deferred financing costs	(488)	-
Payments on notes payable	(220)	(130)
Net cash provided by/(used in) financing activities	7,255	(512)

Effects of exchange rate changes on cash and cash equivalents	-	9
Net increase/(decrease) in cash and cash equivalents	1,364	(2,959)
Cash and cash equivalents at beginning of period	3,434	6,393
Cash and cash equivalents at end of period	$4,798	$3,434

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$408	$341
Cash paid/(received) during the period for taxes	$(214)	$108

Supplemental disclosure of non-cash investing and financing activities:
Unrealized losses on marketable securities	$-	$(1)
Purchases of property and equipment under capital leases	$-	$26
Net assets recognized from lease incentive	$7,400	$-
Net liabilities recognized from deferred rent	$7,400	$-
Net assets recognized from executive of royalty agreement	$31	$-

The accompanying notes are an integral part of the consolidated financial statements.

Premier Exhibitions, Inc.
Consolidated Statements of Shareholders' Equity and Comprehensive Loss
Years Ended February 28, 2015 and February 28, 2014 (1)
(in thousands except for number of shares)

					Accumulated
	Common Stock		Additional		Other	Treasury	Premier
	Number of		Paid-In	Accumulated	Comprehensive	Stock, at	Shareholders'	Non-controlling
	Shares	Amount	Capital	Deficit	Loss	Cost	Equity	Interest

Balance, February 28, 2013	4,908,805	$1	$53,811	$(34,916)	$(471)	$(1)	$18,424	$2,935

Common stock issued for exercise of options	26,795	-	185	-	-	-	185	-

Issuance of Restricted Stock	10,493	-	-	-	-	-	-	-

Purchase of Treasury Stock	(40,085)	-	(534)	-	-	-	(534)	-

Stock compensation costs	-	-	364	-	-	-	364	-

Net loss	-	-	-	(714)	-	-	(714)	(64)

Reclassification to earnings	-	-	-	-	137	-	137	-

Foreign currency translation income	-	-	-	-	9	-	9	-

Unrealized loss on marketable securities	-	-	-	-	(1)	-	(1)	-

Balance, February 28, 2014	4,906,008	$1	$53,826	$(35,630)	$(326)	$(1)	$17,870	$2,871

Issuance of Restricted Stock	10,435	-	-	-	-	-	-	-

Stock compensation costs	-	-	278	-	-	-	278	-

Net loss	-	-	-	(10,475)	-	-	(10,475)	(1,218)

Reclassification to earnings	-	-	-	-	313	-	313	-

Foreign currency translation income	-	-	-	-	-	-	-	-

Unrealized loss on marketable securities	-	-	-	-	-	-	-	-

Balance, February 28, 2015	4,916,443	$1	$54,104	$(46,105)	$(13)	$(1)	$7,986	$1,653

(1)	Common Stock and Additional Paid-in Capital at February 28, 2013 and 2014 have been restated retroactively to reflect the 1 for 10 reverse stock split effective February 27, 2015.

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

Our exhibitions regularly tour outside the United States of America (“U.S.”).  Approximately 13% of our revenues for the year ended February 28, 2015 compared with 8% for the year ended February 28, 2014 resulted from exhibition activities outside the U.S.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

On April 20, 2012, PEM and its wholly owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC. Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.”  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce including the exhibit “One Day in Pompeii,” which is currently being toured by the Company.  The Company will operate any such additional properties through its exhibition management subsidiary.

On July 12, 2012, the Company purchased substantially all of the assets of Exhibit Merchandising, LLC for $125 thousand.  As part of the acquisition of the assets of Exhibit Merchandising, LLC, we obtained the rights to sell all merchandise related to “Tutankhamun and the Golden Age of the Pharaohs,” “Cleopatra: The Exhibition” and “Real Pirates.” These merchandising rights are operated under our Premier Merchandising, LLC subsidiary.

The restructuring of the Company and changes in its management, reflect that Premier has two operating segments – Exhibition Operations (PEM) and Content Management (RMST).

Basis of Presentation

When we use the terms the “Company,” “Premier,” “we,” “us,” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  The consolidated financial statements include the accounts of Premier, its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.

We have prepared the accompanying consolidated financial statements and notes pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from reported amounts using those estimates.

At the close of business on February 27, 2015 we effected a 1 for 10 reverse stock split of our issued common stock.  Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split. The reverse stock split did not affect the number of shares of common stock authorized in the Articles of Incorporation, which is 65,000,000. Because the number of shares of authorized common stock was not affected, the effect of the reverse stock split was to increase the authorized, but unissued, shares of common stock.  All share and per share amounts have been retrospectively changed to reflect the results of the reverse stock split.

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

Merchandise revenue includes self-run and the Company’s share of independent partner merchandise gross profit.  Revenues from the Company’s semi-permanent exhibitions are recorded upon customer purchase. In most cases, independent partner revenue is derived as a percentage of the merchandise gross profit and typically recorded on a consignment basis.

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

 (c) Accounts Receivable

Accounts receivable represent presenting partner and other obligations due under normal trade terms.  The Company regularly evaluates the need for an allowance for uncollectible accounts for accounts receivable by taking into consideration factors such as the type of client (governmental agencies or private sector), trends in actual and forecasted credit quality of the client (including delinquency and late payment history) and current economic conditions that may affect a client’s ability to pay.  In certain circumstances, depending on customer creditworthiness, the Company may require a bank letter of credit or escrow arrangement to guarantee the collection of its receivables.  The allowance for bad debt for accounts receivable is determined based on a percentage of aged receivables, plus specific reserves for receivables that are not considered collectible.  The Company’s bad debt expense for fiscal 2015 and fiscal 2014 was $16 thousand and $67 thousand, respectively.  The Company’s ending bad debt allowance for fiscal year end 2015 and 2014 was $220 thousand and $392 thousand, respectively, which represents management’s best estimate of uncollectible amounts and is considered adequate.

(d) Merchandise Inventory

Merchandise inventory consists of finished goods purchased for resale at our exhibitions.  Inventory cost is determined based on average purchase price and is carried at the lower of cost or market value.  The Company accounts for all inventories based on the average cost method.  Estimates for reserves for inventory obsolescence are based on management’s judgment of future realization.  The Company’s inventory obsolescence expense for fiscal 2015 and fiscal 2014 was $24 thousand and $95 thousand, respectively.

(e) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of prepaid lease payments and prepaid services that are expensed when services are received or over the term of the exhibition, and reimbursable expenses that are capitalized and recovered from museums, promoters or our co-presentation partner.

(f) Artifacts

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

(g) Salvor’s lien

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts.  Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts.  These covenants and conditions include the following:

·	The approximately 2,000 “1987 Artifacts” and the approximately 3,500 “Post 1987 Artifacts” must be maintained as a single collection;

·	The combined collections can only be sold together, in their entirety, and any buyer would be subject to the same conditions applicable to RMST; and the purchase subject to court approval; and

·
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a trust and reserve fund (the “Trust Account”).  The Trust Account will be irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Trust Account a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Trust Account equals five million dollars ($5 million). Though not required under the covenants and conditions, Company will make additional payments into the Trust Account as it deems appropriate consistent with its prior representations to the Court and sound fiscal operations. The Company established the Trust Account and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments. The current balance in the Reserve Fund is $358 thousand, including interest income.

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

The Company had $34.3 million and $29.1 million in property and equipment at February 28, 2015 and 2014, respectively.  Depreciation expense on property and equipment as calculated using the methodology and lives as discussed above was $3.3 million and $2.9 million for fiscal 2015 and 2014, respectively.  Accumulated depreciation totaled $22.8 million and $19.8 million at February 28, 2015 and 2014, respectively.  During the year ended February 28, 2015 the Company disposed of property and equipment resulting in a gain on disposal of $4 thousand. During the year ended February 28, 2014 the Company disposed of property and equipment resulting in a gain on disposal of $115 thousand.

(i) Exhibition Licenses

Exhibition licenses represent exclusive rights to exhibit certain anatomical specimens and organs acquired for the use of the licensor’s technology, documentation, and know-how with respect to the plastination of human body specimens and organs. Depending upon the agreement with the rights holder, the Company may obtain the rights to use anatomical specimens and organs in multiple exhibitions over multiple years.  Costs are capitalized and amortized over the remaining useful life of the specimens and organs. Costs incurred to renew or extend license agreements are capitalized upon renewal of the license and are amortized over the term of the agreement.

Quarterly, the Company evaluates the future recoverability of any unamortized exhibition license costs based on the exhibition’s performance, success of other exhibitions, whether there are any exhibitions planned for the future, and/or specific events that would impair recoverability.  An impairment charge may result if the actual exhibition revenues, combined with currently forecasted future exhibition revenues, are less than the revenue required to amortize the remaining licensing costs.  No such impairment charges were recorded during fiscal 2015 or 2014.  Capitalized exhibition license costs for those exhibitions that are cancelled are charged to expense in the period of cancellation.

(j) Construction deposit and lease incentive

The construction deposit represent advances the Company has made toward the leasehold improvements at its New York City leased space.

The lease incentive represents the remaining portion of the amount the landlord is paying toward the leasehold improvements at the New York City leased space.

(k) Deferred financing costs

Deferred financing costs represent the direct costs of entering into the Company’s note payable in September 2014. These costs are amortized as interest expense using the effective interest method over the term of the note payable.

(l) Restricted cash

Restricted cash represents AEG Live, LLC cash held by the Company under the Royalty Agreement.

(m) Restricted certificate of deposit

Restricted certificate of deposit represents the security deposit on the New York City Lease.

(n) Long-term exhibition costs

Long-term exhibition costs are costs associated with exhibitions that have a useful life of greater than one year.  These costs are expensed over the length of the exhibitions contract or five years whichever is shorter.  These costs are reviewed annually for impairment.

(o) Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. While completing our annual impairment test of our single reporting unit in the fourth quarter of fiscal 2015 we determine that our goodwill was impaired.  See Note 8. Goodwill and Other Intangible Assets for further details. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and determined that there was no impairment.

Acquired intangible assets with finite lives, including future rights fees, are amortized over their estimated useful lives and reflected in the Depreciation and Amortization line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. While completing our annual impairment test of our single reporting unit in the fourth quarter of fiscal 2015 we determine that a portion of our future rights fees were impaired.  See Note 8. Goodwill and Other Intangible Assets for further details. We completed our annual impairment test of our single reporting unit in the fourth quarter of fiscal year 2014 and determined that there was no impairment.

 (p) Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the basis of assets and liabilities reported for financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.  As of February 28, 2015 and 2014, the Company established a valuation allowance of $17.2 million and $11.7 million, respectively, against all net deferred tax assets.

The Company utilizes a two-step approach for evaluating tax positions.  Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon final settlement.  The term “more likely than not” is interpreted to mean that the likelihood of occurrence is greater than 50%. The Company has elected to record interest and penalties as a component of “General and administrative expenses” on the Consolidated Statement of Operations. Interest and penalties for fiscal 2015 and 2014 were immaterial.

(q) Earnings/(Loss) Per Share

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

(r) Legal Contingencies

The Company is currently involved in certain legal proceedings (See Note 17). To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions in estimates of potential liability could materially impact the Company’s results of operations and financial position.

(s) Operating Leases

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

 (t) Consolidation

The Company consolidates its wholly owned subsidiaries and eliminates all significant intercompany activity.

 (u) Other Taxes

The Company incurs and remits certain taxes assessed by governmental authorities on revenue producing transactions, such as sales taxes.  The Company’s revenue is presented net of sales taxes in its consolidated statement of operations.

(v) Advertising Costs

In the course of the Company’s business we incur advertising costs in order to promote our exhibitions.  Advertising costs are budgeted for each temporary exhibition prior to its opening and the costs are expensed over the life of the exhibit.  Costs incurred above or below budget are adjusted for as incurred.  For permanent exhibitions, advertising is expensed as incurred.  For fiscal 2015 and 2014, the Company incurred marketing and advertising expense of $4.2 million and $4.1 million, respectively, which is included in Exhibition costs on the Company’s consolidated statements of operations.

(w) Stock Compensation

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

(x) 2010 Titanic Expedition Costs

We have capitalized $4.5 million of costs related to the expedition to the Titanic wreck site conducted during August and September of 2010.  With the exception of the web point of presence, each asset that resulted from the expedition has been valued by: 1) including any costs that are directly related to the production of a specific asset in that asset’s value, and 2) allocating costs for the ship and necessary equipment used during the expedition to each resulting asset based on current and future estimated revenue streams.  The capitalized web point of presence costs were based solely on costs incurred to add new functionality to the expedition website.  The web point of presence costs were disposed in fiscal 2015.  Estimated revenue streams were also used as part of the calculation to determine amortization related to the development of the 2D film in fiscal 2011.  Beginning in fiscal 2013, the 3D and 2D film and gaming and other application assets were placed into service at our exhibitions and are being amortized over a five year useful life.  See Note 6. 2010 Expedition to Titanic Wreck Site for further details.

(y) Fair Value Measurements

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

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

·	Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market.
·
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
·
Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

(z) Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. This reclassification had no effect on the reported results of operations. During fiscal 2015, the Company concluded that it was appropriate to classify its deferred rent as a separate line item on the balance sheet. Previously, such amounts were included in accounts payable and accrued liabilities.  The Company has revised the classification to report these amounts under the deferred rent caption in the Consolidated Balance Sheets for fiscal years 2015 and 2014. Corresponding adjustments have also been made to the Consolidated Statements of Cash Flows for fiscal years 2015 and 2014.  This change in classification does not affect previously reported cash flows from operations in the Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.

For fiscal 2014, $751 thousand of the deferred rent were previously classified as accounts payable and accrued liabilities.

Note 3. Recent Accounting Pronouncements

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The provisions of the guidance will be effective for the Company beginning in the first fiscal quarter of 2018 but may be deferred by one year based on changes in the FASB requirements.  The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

Preparation of Financial Statements - Going Concern Update 2014-15 (ASU 2014-15)

In August 2014, FASB issued Accounting Standards Update No. 2014-15, “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements - Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

Note 4.  Balance Sheet Details

The composition of cash and cash equivalents, certificates of deposits, and other investments is as follows (in thousands):

	February 28, 2015	February 28, 2014

Cash and cash equivalents:
Cash	$4,798	$3,434
Total	$4,798	$3,434

Certificates of deposit and other investments:
Certificates of deposit	$-	$406
Marketable securities, available-for-sale	-	1
Total	$-	$407

Marketable securities, available-for-sale, are carried at fair market value, based on quoted market price for identical assets in an active market, and accordingly, are categorized as Level 1 assets in accordance with ASC 820, “Fair Value Measurements and Disclosures”.  Cost basis of marketable securities, available-for-sale at February 28, 2015 and 2014, was $14 thousand, and related unrealized loss was $13 thousand and is reflected in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

The composition of prepaid expenses is as follows (in thousands):

	February 28, 2015	February 28, 2014

Prepaid insurance	$188	$196
Prepaid licenses	1,587	554
Prepaid exhibit build costs	606	1,047
Prepaid other operating costs	303	215
Total	$2,684	$2,012

The composition of other current assets is as follows (in thousands):

	February 28, 2015	February 28, 2014

Deposits and advances	$101	$118
Titanic trust fund	358	257
Other receivables	-	6
Total	$459	$381

The composition of property and equipment, which is stated at cost, is as follows (in thousands):

	February 28, 2015	February 28, 2014

Exhibitry	$15,999	$15,542
Vehicles	20	20
Tools and equipment	542	536
Office equipment	1,291	1,291
Computers and software	369	686
Leasehold improvements	9,913	9,804
Furniture and fixtures	1,079	1,079
Construction in progress	5,056	128
	34,269	29,086
Less accumulated depreciation	22,766	19,799
Property and equipment, net	$11,503	$9,287

The majority of the construction in progress at February 28, 2015 relates to our New York City leasehold improvements.

Depreciation expense on property and equipment was $3.3 million and $2.9 million for fiscal 2015 and 2014, respectively.

The composition of accounts payable and accrued liabilities is as follows (in thousands):

	February 28, 2015	February 28, 2014
Operations	$2,700	$1,153
Professional and consulting fees payable	373	250
Payroll and payroll taxes	117	127
Bonus accrual	173	300
Legal settlements, net of discount of $81	344	-
Sales and use taxes	101	79
Marketing costs	458	50
Merchandise	26	47
Unclaimed property	18	18
Lease abandonment, current portion	446	463
Travel and related expenses	24	37
Stock appreciation rights	2	18
Other	-	8
Total accounts payable and accrued liabilities	$4,782	$2,550

Note 5.  Artifacts

In 1993, the government of France granted the Company ownership of the artifacts recovered in the 1987 Titanic expedition. The artifacts are carried at recovery cost or net recovery value, which include the direct costs of chartering of vessels and related crews and equipment required to complete the dive operations for that expedition.  The coal recovered in the expedition is the only item available for sale. Periodically, as sales of coal occur, ten percent of the sale value is deducted from the carrying costs of artifacts recovered.  During fiscal 2015 and 2014, $20 thousand and $32 thousand, respectively, were deducted from artifacts.

Note 6.  2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly owned subsidiary RMST, as salvor-in-possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.  RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study.  This alliance included the Woods Hole Oceanographic Institution, the Institute of Nautical Archaeology, the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries, The National Park Service’s Submerged Resources Center and the Waitt Institute.  Never before had all of these entities partnered to work together on one project.  While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage, data, and other assets generated from the expedition.

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

	February 28, 2015	February 28, 2014
3D film	$1,817	$1,817
3D exhibitry	857	857
2D documentary	631	631
Gaming application and other application	886	886
Expedition website point of presence	-	317
Total expedition costs capitalized	4,191	4,508
Less: Accumulated amortization	1,726	1,100
Accumulated depreciation	500	646
Expedition costs capitalized, net	$1,965	$2,762

As of February 28, 2015 and 2014, all assets are being depreciated or amortized.  The web point of presence was disposed in fiscal 2015.  The 3D exhibitry assets are included in Property and equipment on the Consolidated Balance Sheets.  The 3D film, 2D documentary, gaming, and other application assets are included in Film, gaming and other application assets on the Consolidated Balance Sheets.

Estimated depreciation and amortization expense for the 3D exhibitry, 2D and 3D film and gaming and other application for the remaining useful life is as follows (in thousands):

Fiscal Year	Amount

2016	$797
2017	797
2018	371
Total	$1,965

Note 7.  Stock Repurchase

During the year ended February 28, 2014, employees of the Company surrendered 1,354 shares of stock worth approximately $19 thousand to satisfy tax obligations with respect to the vesting of the restricted stock units issued. These shares were repurchased at the share price based upon the closing date on the day of vesting.

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 150,000 shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan.  During the year ended February 28, 2014, the Company repurchased 38,731 shares at an average price of $13.10, excluding commissions, pursuant to authorization.  The Company made no purchases under this plan for the year ended February 28, 2015.

Note 8.  Goodwill and Other Intangible Assets

The following table presents the fiscal year 2015 and 2014 activity for the Company’s goodwill (in thousands):

Goodwill:
Balance as of February 28, 2013	$250
AEI Acquisition	-
Balance as of February 28, 2014	250
Impairment loss	(250)
Balance as of February 28, 2015	$-

No additional goodwill was recognized in fiscal year 2015 and 2014.

On April 20, 2012, PEM and its wholly owned subsidiary, Newco,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and AEI pursuant to which Newco purchased substantially all of the assets of AEI.  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates” and intangible assets for certain future exhibition concepts under development (“future rights fees”).  Of these four exhibitions, the Company is currently touring only “Real Pirates.” In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including the exhibit “One Day in Pompeii,” which is currently being toured by the Company.

The following is a summary of the changes in the carrying value for future rights fees in fiscal 2015 and fiscal 2014 (in thousands):

Intangibles: Future rights fees
Balance as of February 28, 2013	$4,380
Amortization during the year	(438)
Balance as of February 28, 2014	$3,942
Impairment loss	(2,676)
Amortization during the year	(437)
Balance as of February 28, 2015	$829

During the annual fiscal 2015 review of goodwill and other intangible assets, management proceeded directly to the two-step quantitative impairment test for its goodwill and future rights fees.  It was determined during the 4th quarter of fiscal 2015 that certain exhibitions previously planned would be cancelled and that impairment probably existed.  Under the two-step quantitative impairment the evaluation of impairment involves comparing the current fair value to its carrying value.  During fiscal 2015, the Company, used a Level 3 discounted model forecast model to when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including markets and market share, sales volumes and prices, production costs, tax rates, capital spending, discount rate, and working changes.  Cash flows forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years.  The betas used in calculating the reporting unit weighted average cost of capital rate are estimated for the business unit.  The Company used a discounted cash flow rate of 25.0% to estimate the future payments to the Company.  As a result of this review, the Company’s future rights fees as part of this update and determined that the future rights fees were impaired by approximately $2.7 million. The change in cash flows relates primarily to the cancellation of our Federal Bureau of Investigation project in the fourth quarter of fiscal 2015 which reduced the future cash flows that supported these intangible assets.  The significant unobservable inputs used in the fair value measurement are forecasts of expected future annual cash flows as developed by the Company's management. The discount rate used in these calculations is 25.0%. Significant increases or decreases in these unobservable inputs in isolation would likely result in a significantly higher or lower fair value measurement.

No impairments were deemed necessary during fiscal 2014 after review of the intangible asset balances for impairment per ASC 350.

The composition of the Company’s exhibition licenses, as reported in Exhibition licenses on the Consolidated Balance Sheets, is as follows (in thousands):

	February 28, 2015	February 28, 2014

Anatomical specimen licenses	$6,786	$6,786
Carpathia licenses	912	912
	7,698	7,698
Less: Accumulated amortization	6,069	5,857
Exhibition licenses, net	$1,629	$1,841

From April 2004 through fiscal 2014, the Company entered into agreements to license the rights to exhibit anatomical specimens.  The aggregate amount paid for the anatomical specimen’s exhibition license agreements totaled $9.6 million. After termination of a $2.8 million agreement during fiscal 2010, the remaining $6.8 million in specimen licenses are being amortized over the useful life of the agreements which coincides with the terms of the agreements for periods of five to ten years.  The Company also entered into lease agreements for certain of its anatomical specimens.  As such, these agreements are accounted for as lease agreements and not as intangible assets.  See Note 15. Commitments and Contingencies for a discussion of these agreements.  The remaining useful life of these licenses as of February 28, 2015, is 2-10 years with a weighted average useful life of 8.4 years.

The Company entered into a twenty-year license agreement effective February 28, 2007 whereby the Company received exclusive rights to present Carpathia artifacts in the Company’s exhibitions in exchange for funding an expedition to the Carpathia, and providing research and recovery expertise. As of February 28, 2015 and February 28, 2014 these costs were fully amortized.

The following is a summary of the changes in the carrying value for exhibition licenses in fiscal 2015 and fiscal 2014 (in thousands):

Intangibles: Exhibition licenses
Balance as of February 28, 2013	$2,034
Amortization during the year	(193)
Balance as of February 28, 2014	$1,841
Amortization during the year	(212)
Balance as of February 28, 2015	$1,629

Amortization Expense

Total intangible asset amortization for license agreements totaled $0.2 million for fiscal 2015 and fiscal 2014.  Estimated aggregate amortization expense for license agreements for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount

2016	$271
2017	266
2018	183
2019	135
2020	135
Thereafter	639
Total	$1,629

Total intangible asset amortization for future rights fees totaled $0.4 million for fiscal 2015 and 2014. Amortization for these assets began in March 2013, the date when the first of the exhibitions related to the future rights fees opened, and are amortized on a straight-line basis for 10 years based upon the Company’s estimated life of the assets. These rights remain the Company’s after the maturity of the AEG note payable and the Company believes it will benefit for a total of five years from these fees. Estimated aggregate amortization expense for future rights fees for the five succeeding fiscal years is reflected in the following table (in thousands):

Fiscal Year	Amount
2016	$166
2017	166
2018	166
2019	166
2020	165
Total	$829

Note 9. Notes Payable, Royalty Payable and Capital Lease Obligations

On October 17, 2011, the Company entered into an Asset Purchase Agreement to purchase the assets of a Titanic-themed exhibition (“Titanic: The Experience” or “TTE”) in Orlando, Florida from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale.  The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.  Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377 thousand as of the date of the transaction.

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

As of February 28, 2015, the short-term portion of the note payable was $190 thousand and relates to rental and other arrearages payable on behalf of Worldwide.

On September 30, 2014, Premier Exhibitions, Inc. entered into a Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP.  Together the Notes provide for a loan to the Company in the aggregate amount of $8.0 million.  The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum, and the Notes mature on March 31, 2015.  The Notes required the Company to pay a closing fee to the Pentwater affiliates in the aggregate amount of 3% of the loan amount and the fees and expenses incurred by the Pentwater affiliates in connection with the negotiation and execution of the Notes.  Deferred financing cost related to this loan totaled $388 thousand.

The Notes are guaranteed by each of RMST, PEM, Arts and Exhibitions International LLC, and Premier Merchandising, LLC, all of which are subsidiaries of the Company.

The Notes are secured by substantially all of the assets of the Company and the subsidiary guarantors, including the stock of each of the subsidiary guarantors.  The security interest does not apply to the Titanic assets held by RMST, but applies to all revenues, contracts and agreements lawfully arising out of the Titanic assets.

The lenders’ exercise of rights and remedies with respect to the stock of RMST and any revenues, contracts and agreements lawfully arising out of the Titanic assets are expressly governed by and subject to the terms and conditions of the applicable court orders governing the ownership of the Titanic assets by RMST, which include (i) the Opinion issued by the United States District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 12, 2010; (ii) the Order issued by the United State District Court for the Eastern District of Virginia with respect to Action No. 2:93cv902, dated as of August 15, 2011; (iii) the Revised Covenants and Conditions for the Future Disposition of Objects Recovered from the R.M.S. Titanic by RMST pursuant to an in-specie salvage award granted by the United States District Court for the Eastern District of Virginia, dated as of August 15, 2011; and (iv) the Process Verbal, issued on October 12, 1993 by the Maritime Affairs Administrator for the Ministry of Equipment Transportation and Tourism, French Republic to Titanic Ventures Limited Partnership.

As of February 28, 2015 the short-term portion of the notes payable was $8.0 million. This note was repaid in April 2015.  See Note 22. Subsequent Events for further details.

The contractual future maturities of long-term debt as of February 28, 2015 are as follows:

Fiscal Year	Amount

2016	$8,200
Less: amount of note payments representing interest	(10)
Present value of future minumum note payments	8,190
Less: Current portion of notes payable	(8,190)
Long-term portion of notes payable	$-

On April 20, 2012, PEM and its wholly owned subsidiary, Newco,  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and AEI pursuant to which Newco purchased substantially all of the assets of AEI.  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates.”  The Company issued a non-recourse non-interest bearing note of $14.2 million as part of this transaction.  The Company originally recorded the note at $16.4 million.  The increase from $14.2 million to $16.4 million was primarily attributable to prepaid licenses and expenses paid by Arts and Exhibition International, LLC that were added to the note balance.  The book value of the note was subsequently reduced by $3.7 million for the amount that was not expected to be repaid based upon the terms of the note related to the expected future cash flows of the exhibitions and $1.3 million to discount the note to its net present value at an imputed interest rate of 7.0%.  Based upon the expected repayment amount of $12.7 million and an imputed interest rate of 7.0%, the fair value of this note was approximately $11.4 million as of April 20, 2012.  During the fiscal second quarter of 2014, a payment of $4.1 million was made to AEG Live, LLC from the restricted assets held by the Company.  These payments are made from cash accounts managed but not owned by the Company and are required to be paid to AEG Live, LLC based upon the purchase agreement terms.

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

On April 17, 2014, PEM and AEG terminated the Promissory Note. As part of the termination of the Promissory Note, PEM and AEG entered into a Revenue Payment Agreement providing for modified future payments to AEG with respect to bookings of acquired exhibitions.  Pursuant to the Revenue Payment Agreement, going forward PEM will make payments to AEG equal to (a) 90% of net revenues from future bookings and (b) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented.  ”Net Revenues” are determined after deduction by PEM of the direct expenses of operating the exhibitions.  Pursuant to the Revenue Payment Agreement, AEG will pay to PEM a management fee of 10% of gross revenues (after deducting any booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $500,000 in calendar year 2014; and $125,000 in calendar years 2015 and 2016.

During fiscal 2015, the Company, using Level 3 inputs based upon FASB ASC 820, updated the expected future cash flows of the exhibitions and discounted the cash flows at 12.0% to estimate the future payment to AEG Live, LLC based upon the note agreement.  As a result of this review, the note payable was reduced by $338 thousand million to reflect the updated estimated future payments under the note agreement.  This amount is included in the consolidated statement of operations as a gain on note payable fair market value adjustment.  The significant unobservable inputs used in the fair value measurement are forecasts of expected future annual cash flows as developed by the Company's management. The discount rate used in these calculations is 12.0%. Significant increases or decreases in these unobservable inputs in isolation would likely result in a significantly higher or lower fair value measurement.  In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees were impaired by $2.7 million.  See Note 8. Goodwill and Intangible Assets for further discussion.

As of February 28, 2015, the short-term portion of the royalty payable was $413 thousand and the long-term portion was $301 thousand.

Fiscal Year	Amount

2016	$461
2017	164
2018	185
Total future minimum royalty payments	810
Less: amount of royalty payments representing interest	(96)
Present value of future minumum royalty payments	714
Less: Current portion of royalty payable	(413)
Long-term portion of royalty payable	$301

Capital lease obligations

The Company leases certain computer and security equipment under capital leases.  As of February 28, 2015, the balance sheet reflects the short-term portion of capital lease obligations of $31 thousand and the long-term portion of $32 thousand.

The following table summarizes as of February 28, 2015, our minimum rental commitment under capital leases (in thousands):

Fiscal Year	Amount

2016	$35
2017	21
2018	14
Total future minimum lease payments	70
Less: amount of lease payments representing interest	(7)
Present value of future minumum lease payments	63
Less: Current obligations under capital leases	(31)
Long-term capital lease obligations	$32

Note 10. Common Stock and Stock Compensation

1 for 10 Reverse Stock Split. At the 2014 Annual Stockholders’ Meeting, which was held on February 26, 2015, our stockholders approved an amendment to our restated certificate of incorporation, as amended, to effect of our issued common stock by a ratio of 1 for 10, which reverse stock split was effected at the close of business on February 27, 2015.  The reverse stock split did not change the authorized number of shares or par value of our common stock, but did effect a proportionate adjustment to the per share exercise price and the number of common shares issuable under the vesting of restricted stock awards, stock option awards, restricted stock units, and common stock eligible for issuance under our 2009 Equity Incentive Plan.  Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split.

Stock Compensation.  The Company maintains certain stock compensation plans providing for incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance share units, performance shares, dividend equivalents and other awards relating to the Company’s common stock.  In August 2009, our stockholders approved the 2009 Equity Incentive Plan, effective June 17, 2009 (the “2009 Plan”) which, among other things, made 300,000 shares available for grant to directors, employees and consultants to provide the Company the ability to offer a full range of equity and cash-based awards. The 2009 Plan replaced the Amended and Restated 2007 Restricted Stock Plan, 2000 Stock Option Plan, and Amended and Restated 2004 Stock Option Plan, all of which terminated immediately after the 2009 Annual Meeting.  The Company will not grant any new awards under these terminated plans, but any outstanding awards under the plans will remain outstanding in accordance with their terms.

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

The Amended 2009 Plan increased the number of shares available for grant under the 2009 Plan from 300,000 to 500,000. The Amended 2009 Plan provides that “full-value awards,” meaning all awards other than stock options and stock appreciation rights, will be counted against the Amended 2009 Plan limit in a 2-to-1 ratio. Stock options and stock appreciation rights will be counted against the Amended 2009 Plan limit in a 1-to-1 ratio. The amendments also provide that dividend equivalents with respect to awards that vest based on the achievement of performance objectives shall be accumulated until such awards are earned, and the dividend equivalents shall not be paid if the performance objectives are not satisfied.

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

As of February 28, 2015, we had 128,790 shares available for future grants under the Amended 2009 Plan, which is the only plan open to new grants.  As of February 28, 2015, our current stock option plan, terminated plans and grants outside of plans provided for the issuance of 102,537 shares of common stock if all outstanding options were exercised and restricted stock vested.

During the year ended February 28, 2014, the Company’s Chief Executive Officer and President received 15,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended, pursuant to the terms of employment agreement.  These options vest one third on each of the first three anniversaries of the date of grant, July 12, 2013.  Mr. Weiser’s options vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.  On June 13, 2014, Samuel S. Weiser resigned from his position as President and Chief Executive Officer of Premier Exhibitions, Inc. and his options were fully vested as part of his Separation Agreement.

During the year ended February 28, 2014, the Company’s Chief Financial Officer and Chief Operating Officer received 10,000 stock options under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as Amended pursuant to the terms of employment agreement.  These options vest one third on each of the first three anniversaries of the date of grant, July 12, 2013.

The grant price of the stock options was $17.80, with a fair market value at the date of grant of $9.20. We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.05%, a volatility rate of 68.22%, an annual dividend rate of 0%, an expected term of 4 years which is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The stock options have an expiration date of July 13, 2018.

During the year ended February 28, 2013, the Company’s Chief Executive Officer and President received 25,000 stock appreciation rights and 9,908 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  4,862 stock appreciation rights and 7,969 restricted stock units vested immediately, with the remainder vesting in thirty equal parts each month thereafter.  The stock appreciation rights will be settled in cash, and expire five years from the date of grant and have a weighted average price of $27.00 per share.  On June 13, 2014, Samuel S. Weiser resigned from his position as President and Chief Executive Officer of Premier Exhibitions, Inc. and his options and restricted stock units were fully vested as part of his Separation Agreement.

The grant price of the stock appreciation rights is $27.00, with a fair market value at the date of grant of $17.20.  We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 0.4%, a volatility rate of 80.47%, an annual dividend rate of 0% and an expiration date of June 29, 2017.

During the year ended February 28, 2014, the President of AEI and Premier Exhibitions Management, LLC received 4,172 restricted stock units pursuant to the Company’s 2009 Equity Incentive Plan, as Amended, that immediately vested.  These shares were granted in partial payment of a bonus earned pursuant to the President’s employment agreement.  He surrendered 1,354 shares of stock worth approximately $19 thousand to satisfy his tax obligations with respect to the vesting of the restricted stock units issued. These shares were given and surrendered at an average price of $13.70 per share based upon the closing date on the day of vesting.

As of February 28, 2015, the Company has accrued a liability of approximately $2 thousand for the stock appreciation rights, issued to the Company President and Chief Executive Officer in fiscal 2013, is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.  We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.32%, a volatility rate of 64.6%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at February 28, 2015.

As of February 28, 2014, the Company has accrued a liability of approximately $18 thousand for the stock appreciation rights, issued to the Company President and Chief Executive Officer in fiscal 2013,that is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet.  We used the Black-Scholes model to calculate the fair value using a risk-free interest rate of 1.09%, a volatility rate of 59.9%, an annual dividend rate of 0% and an expiration date of June 29, 2017 to calculate the liability at February 28, 2014.  Stock appreciation rights are categorized as Level 3 liabilities in accordance with ASC 820.

	February 28, 2015	February 28, 2014
Fair value liability, beginning of period	$18	$151
Fair value adjustments	(16)	(133)
Fair value liability, end of period	$2	$18

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized during the year includes the expense for all share-based payments granted on or prior to the end of the period, but not yet vested, based on the estimated grant date fair value.  The following table reflects stock-based compensation expense included in “General and administrative expenses” in our Consolidated Statements of Operations (in thousands):

	February 28, 2015	February 28, 2014

Grant type:
Stock options	$207	$160
Restricted stock	71	204
Stock appreciation rights	(16)	(133)
	$262	$231

Stock Options. The fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The Company did not grant any stock options during fiscal 2015.  Fair value of stock options granted during fiscal 2014 was determined on the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

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

The aggregate intrinsic value for the stock options outstanding and exercisable in the table represents the total pretax value, based on our closing stock price of $3.60 and $8.80 as of February 28, 2015 and February 28, 2014, respectively.  No stock options were exercised in fiscal 2015. The aggregate intrinsic value of the stock options exercised was $0.5 million for fiscal 2014.  A summary of our stock options awarded under the plans and changes during fiscal 2015 and 2014 is presented below:

	February 28, 2015			February 28, 2014
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)
Outstanding at beginning of year	85,667	$24.80	$-	198,270	$28.60	$670
Granted	-	-	-	25,000	17.80	-
Exercised	-	-	-	(26,795)	6.90	539
Forfeited or expired	-	-	-	(110,808)	34.40	-
Outstanding at end of year	85,667	$24.80	$-	85,667	$24.80	$-
Exercisable at end of year	79,000	$25.42	$-	62,833	$28.70	$-

In addition, the Company issued stock options outside of its stock compensation plans, summarized as follows:

Stock Options Issued Outside of Plans	Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000)

Outstanding at February 29, 2013	5,500	$32.47	5.00	$-

Outstanding at February 28, 2014	5,500	$32.47	4.00	$-

Outstanding at February 28, 2015	5,500	$32.47	3.00	$-

The following table summarizes information about stock options outstanding by price range at February 28, 2015.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding at February 28, 2015	Average Weighted Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable at February 28, 2015	Weighted- Average Exercise Price

$0.00	to	$ 20.00	55,000	2.18	$17.15	48,333	$17.06
$20.01	to	$40.00	35,500	1.25	36.51	35,500	36.51
$40.01	to	$60.00	-	-	-	-	-
$60.01	to	$80.00	-	-	-	-	-
$80.01	to	$100.00	667	2.75	99.33	667	99.30
			91,167	1.82	$25.29	84,500	$25.88

As of February 28, 2015, we had $41 thousand of total unrecognized compensation expense related to non-vested stock options expected to be recognized over a weighted average period of 1.33 years. The stock-based compensation expense for stock options was based on grant date fair value of the awards for the remaining unvested periods. The total fair value of shares vested during the years ended February 28, 2015 and February 28, 2014 was $169 thousand and $103 thousand, respectively.

Restricted Stock Activity. The Company grants restricted stock or RSUs to certain of its employees and directors.  Fair value of restricted stock and RSUs is determined based on the fair value of the Company’s stock on the date of grant.  The grant date fair value of restricted stock and RSUs is amortized to expense on a straight-line basis over the restricted stock and RSU vesting period.

Restricted Stock Issued Within Plan	Shares	Weighted Average Price	Weighted Average Contractual Life (Years)	Aggregate Intrinic Value (000)

Non-vested at February 28, 2013	6,931	$27.20	1.02	$158
Granted	14,942	12.20	0.61	125
Vested or Exercised	(10,501)	12.80	-	135
Non-vested at February 28, 2014	11,372	12.40	0.84	100
Granted	15,369	6.51	0.62	100
Forfeited or expired	(4,934)	11.22	-	-
Vested or Exercised	(10,437)	11.14	-	76
Non-vested at February 28, 2015	11,370	$6.10	0.84	$58

Warrants. The Company has granted warrants under various agreements.  Warrants related to such agreements entered into in March 2008 expired in fiscal year 2014.

No warrants were granted or outstanding during the fiscal years as of February 28, 2015 or February 28, 2014.

As of February 28, 2015 and 2014, we had no unrecognized compensation cost related to non-vested warrants.  The stock-based compensation expense for warrants was based on grant date fair value of the awards for the remaining unvested periods.

Note 11.  Lease Abandonment

In 2008, the Company entered into a lease for exhibition space with Ramparts, Inc., the owner and operator of the Luxor Hotel and Casino in Las Vegas, Nevada.  The Company’s initial plans for the space were to operate three exhibitions and several ancillary attractions.  During the third quarter of fiscal 2009, the Company opened two of three exhibitions.  There were deficiencies with the third exhibition which, in the Company’s judgment, prevented the Company from proceeding with the original plan.  During the fourth quarter of fiscal 2010, the Company decided it was no longer feasible to open a third exhibition and committed to a plan to exit the space.  Accordingly, the Company recorded lease abandonment expense of $4.4 million during fiscal 2010 based on the remaining payments under a non-cancellable operating lease and adjusted for expected sublease rent.  The related long-term lease abandonment liability of $1.0 million and $1.4 million at February 28, 2015 and February 28, 2014, respectively, is reflected in Lease abandonment in the Consolidated Balance Sheets. The related current portion lease abandonment liability of $0.4 million and $0.5 million at February 28, 2015 and February 28, 2014, respectively, is reflected in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

On July 19, 2010, the Company entered into a sublease agreement with Image Quest Worldwide, Inc. (“Image Quest”), under which they agreed to sublease a portion of the space we lease at the Luxor to present a sports themed exhibition.  Under the terms of the agreement, Image Quest agreed to pay the Company monthly rent equal to the greater of $30 thousand or 10% of gross sales (“rental charges”) and additional charges, such as common area maintenance charges, (“additional charges”) as allocated based on square footage of the subleased area.  The Company had agreed to waive these rental charges and additional charges for August 2010 through July 2011, subject to the full performance of Image Quest under the Sublease.  For the next twenty four months of the lease term (August 2011 – July 2013), 50% of the monthly rental charges and all additional charges accrued, but were not payable to Premier until August 1, 2013, when the entire balance plus interest at 5% became due and payable in equal monthly installments over twelve months. Image Quest has defaulted on its obligations under the Sublease.

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc. in the District Court of Clark County, Nevada.  The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to Premier to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest failed to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. On April 24, 2015 Mr. Beckmann and Image Quest Worldwide answered the suit and filed a counterclaim against the Company for fraudulent inducement, alleging that Premier interfered with their right under the sublease to utilize the box-office to sell tickets to their exhibition. Mr. Beckmann and Image Quest Worldwide seek damages in excess of $10 thousand. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the Company’s case and the counterclaim is not readily determinable at this time.  Due to this uncertainty no receivable is reflected in the financial statements.

Note 12.  Income Taxes

A summary of the components of the provision for income taxes for fiscal 2015 and 2014 consists of the following (in thousands):

	February 28, 2015	February 28, 2014

Current income tax benefit:
Federal	$-	$(128)
State	-	(35)
Foreign	-	-
Total current income tax (benefit)	-	(163)
Deferred income tax expense:
Federal	-	-
State	-	-
Total deferred income tax expense	-	-
Total income tax benefit	$-	$(163)

The total provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax, as follows:

	February 28, 2015	February 28, 2014

Statutory federal income tax rate	34.0%	34.0%
Nondeductible expenses	3.1%	(4.8)%
Adjustments of prior year amounts	-%	(17.3)%
Change in valuation allowance	(37.1)%	(29.2)%
	-%	(17.3)%

Deferred income taxes recorded on the Company’s Consolidated Balance Sheets result from temporary differences between the basis of assets and liabilities reported for financial statement purposes and such amounts reported under the tax laws and regulations.  The net deferred tax asset consists of the following (in thousands):

	February 28, 2015	February 28, 2014

Current deferred assets/(liabilities):
Accrued expenses	$183	$833
Accounts receivable	73	119
Inventory	28	(329)
Other	117	11
Prepaid insurance	(62)	(68)
Current deferred tax assets	339	566
Less: valuation allowance	(399)	(868)
Net current tax asset/(liabilities)	$(60)	$(302)

Noncurrent deferred tax assets/(liabilities):
Equity compensation	2,282	2,069
Accrued expenses	477	708
Deferred rent	3,153	-
Federal net operating loss carryforward	7,333	6,375
State net operating loss carryforward	498	598
Foreign net operating loss carryforward	128	712
Contribution carryforwards	141	136
Intangible assets	1,615	691
Federal tax credits	752	752
Investment in subsidiary	-	(732)
Fixed assets	506	(231)
Noncurrent deferred tax assets	16,885	11,078
Less: valuation allowance	(16,825)	(10,776)
Net noncurrent deferred tax assets/(liabilities)	60	302
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently has approximately $23.2 million of U.S. federal net operating losses that are available as carryforwards. The net operating losses may be limited under Section 382 of the Internal Revenue Code. The Company has not performed an analysis to determine how much of these losses may be limited; however, the Company does not believe the impact of such limitations is material due to a full valuation allowance.

As of February 28, 2015, the Company has $697 thousand of foreign tax credits and $55 thousand of minimum tax credits available to offset future payments of U.S. Federal income tax. If not used, the foreign tax credits will expire beginning in 2018. The minimum tax credits can be carried forward indefinitely. The Company also has approximately $11.5 million of state net operating losses that are available as either carryforwards or carrybacks. The majority of these losses were generated in fiscal years 2009 - 2015, and began expiring in the fiscal year ending February 28, 2015.

Realization of the tax benefits of net operating loss carryforwards and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient future taxable income in the appropriate taxing jurisdictions and within the applicable carryforward periods. After giving consideration to current forecasts of future taxable income and the expiration period of the carryforward tax benefits, the Company has recorded a valuation allowance of $17.2 million to offset all net deferred income tax assets. This reflects an increase of $5.5 million from the valuation allowance of $11.7 million for fiscal 2014.

Deferred tax assets relating to the tax benefits of employee stock options have been reduced to reflect exercises through the fiscal year ended February 28, 2015. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company’s net operating loss carryforwards referenced above at February 28, 2015 include $1.5 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit did not reduce the Company’s taxes payable in prior years, these tax benefits are not reflected in the Company’s deferred tax assets as presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

As of February 28, 2015 the Company has determined no liabilities for uncertain tax positions should be recorded. The Company does not anticipate a material change in the amount of unrecognized tax benefits over the next twelve months.

Revenue and Sales and Use Tax Examinations

As of November 30, 2014, the Internal Revenue Service (“IRS”) completed its examination of the Company’s federal tax returns for the fiscal years ended February 28 (29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination. On May 1, 2015 the Company received notice from the Internal Revenue Service that the Company’s 2013 tax return had been selected for examination.  The examination is expected to begin in the second fiscal quarter of 2016.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York completed its most recent examination of the Company’s sales and use tax returns for its operations in the State of New York for all periods through May 31, 2012.  The State of New York assessed additional sales and use tax of approximately $374,000 as it relates to the Company’s presentation of its Bodies exhibition at the South Street Seaport during this time period. This amount has been accrued in the Company’s financial statements. The Company has appealed this assessment on the grounds that the license agreement which governs the human anatomy specimens is not subject to sales and use tax. The Company must decide by mid-June 2015 whether it intends to request a hearing before an administrative tax tribunal.

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

The following table sets forth the computation of basic and diluted net loss per share.  Since the years ended February 28, 2015 and 2014 resulted in a net loss, the impact of dilutive effects of stock options was not added to the weighted average shares.

	February 28, 2015	February 28, 2014

Numerator:
Net loss attributable to the shareholders' of Premier Exhibitions, Inc.	$(10,475)	$(714)

Denominator:
Basic weighted-average shares outstanding	4,909,887	4,924,216
Effect of dilutive stock options and warrants	-	-
Diluted weighted-average shares outstanding	4,909,887	4,924,216

Net loss per share:
Basic	$(2.13)	$(0.14)
Diluted	$(2.13)	$(0.14)

Equity based awards not included in the per share computation because the option exercise price was greater than the average market price of the common shares are reflected in the following table.

	February 28, 2015	February 28, 2014

Warrants	-	-
Stock options	91,167	91,167
Total	91,167	91,167

Note 14.  Employee Savings Plans

The Company sponsors the Premier Exhibitions 401(k) and Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the Plan, all employees eligible to participate may elect to contribute up to the lesser of 60% of their salary or the maximum allowed under the Code.  All employees who are at least age 21 and have completed three months of service with the Company are eligible to participate.  Effective June 1, 2012, the Plan was amended to allow for Company matching of employee contributions at a rate of 100% of up to 3% of eligible compensation and 50% for 4%-5% of employee eligible contributions.  Prior to this amendment, the Company matching of employee contributions was at a rate of 50% of up to 6% of eligible contributions.  During fiscal 2015 and 2014, the Company made $107 thousand and $118 thousand in qualified matching contributions to the Plan, respectively.  As of April 1, 2015, the Company has suspended the Company match.

Note 15.  Commitments and Contingencies

Lease Arrangements

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

The Company leased warehouse space to store the Arts and Exhibition, LLC exhibitry.  On January 16, 2013, the Company entered into a 6 ½ month lease agreement for approximately 21,000 square feet of warehouse space in Atlanta, Georgia.  In August 2013, the Company extended this lease through March 2015.  This lease expired and was not renewed on March 31, 2015.

The Company leases warehouse space to store certain exhibitry.  On March 1, 2015, the Company entered into a one year lease agreement for approximately 23,000 square feet of warehouse space in Atlanta, Georgia.  This lease expires on February 29, 2016.

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

417 Fifth Avenue – New York City, New York

On April 9, 2014, the Company entered into a 130-month lease agreement for exhibition and retail space with 417 Fifth Avenue Real Estate, LLC in New York City, New York.  This lease includes approximately 51,000 square feet of space at 417 Fifth Avenue between 37th and 38th streets in the Grand Central district and is near Bryant Park, the Empire State Building and only a few blocks east of Times Square.  The Company will use a portion of the space to present its “Saturday Night Live: The Experience” exhibition.  Specific information about the other exhibitions that will be opening in the space will be released at a later date.  The lease commenced in July 2014 and the Company will begin presenting exhibitions in the leased space in May 2015.

Atlantic Station – Atlanta, Georgia

On July 2, 2008, the Company entered into a lease agreement for exhibition space with Atlantic Town Center in Atlanta, Georgia.  Until March 6, 2012, we used the space to present our “Bodies...The Exhibition” and our “Dialog in the Dark” exhibitions.  This space is currently being used to present our “Bodies...The Exhibition” and our “Extreme Dinosaurs” exhibitions.  The initial lease term was for three years with four one-month renewal options and was scheduled to expire in February 2012.  On September 30, 2011, the Company entered into a first amendment to this lease.  The first amendment extended the lease term for an additional 16 months, with a two year extension option, and expiring January 31, 2013.  On October 22, 2012, the Company entered into a second amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia.  The lease term is for an additional 24 months from February 1, 2013 through January 31, 2015.  On November 18, 2014, the Company entered into a third amendment to the lease for its exhibition space in Atlantic Station in Atlanta, Georgia. This space is used for our “Bodies…The Exhibition.”  The third amendment reduces the Company’s gross leasable area to 11,770 square feet. The lease term is for an additional 24 months from February 1, 2015 through January 31, 2017. The minimum annual rent is $180 thousand.

Buena Park, California

On April 3, 2013, the Company entered into a lease agreement for exhibition space with the Successor Agency of the Community Redevelopment Agency of the City of Buena Park, California.  We opened the space in the second quarter of 2014 and currently present “Bodies…The Exhibition” and “Titanic: The Experience” exhibitions in the space.  The Company leased the exhibition space for $1 per month through January 1, 2015, and has agreed to make capital improvements to the space and to maintain the facility during the term.  This lease was extended on a month to month basis effective January 1, 2015.

“Titanic: The Experience” – Orlando, Florida

On October 17, 2011, the Company entered into the assignment and second amendment to lease for exhibition space with George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC.  We use the space to present our “Titanic: The Experience” exhibition and dinner theatre.  The lease term is for five years and expires in September 2016.  In January 2014, the Company entered into an additional amendment to the lease to provide the Company with the option to terminate the lease in June 2015.

Touring Exhibitions

From time to time the Company enters into short-term lease agreements for exhibition space for its touring exhibitions.  At February 28, 2015, the Company had no obligations under lease agreements for its touring exhibits.

Specimens, Artifacts and License Agreements

The Company had non-cancellable specimen leases for the rental of certain specimens used in its Bodies exhibitions. The leases were payable quarterly, and had a term of five years and five annual options to extend.  During December 2010, the Company evaluated the performance of recently opened touring exhibitions and determined that the weak performance of several of the Bodies self-operated shows in unbranded facilities were well below expectations.  Consequently, the Company elected not to renew certain of the leases it held on collections of specimens used in its touring Bodies exhibitions.  After these agreements were not extended, at February 28, 2011, the Company had three lease agreements remaining for specimens, with expiration dates of September 2011 and June 2012.  During fiscal year ended 2012 another of these agreements was allowed to expire.  The Company currently has two lease agreements for specimens with expiration dates in February and March 2016 with one year options through fiscal year 2020.

The Company has a non-cancellable license agreement for certain artifacts used in its One Day in Pompeii exhibition. The leases are payable at the opening of each new venue. This agreement expires after the third Pompeii exhibition.

The Company has a non-cancellable license for certain artifacts used in its Real Pirates exhibition. The leases are payable quarterly and have a term of five years. This agreement expires in March 2018.

On October 13, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into an Exhibit Promoter Agreement with Broadway Video Entertainment, Inc. (“BV”) to produce an exhibition based on the television show “Saturday Night Live.”  The term of the Agreement is five years from the opening date of the exhibition.

The exhibition will feature the characters, stories, programs, cast and creators of Saturday Night Live and will be presented at the Company’s new venue in New York City.  The Company is required to open the exhibit by June 1, 2015, subject to certain rights to cure any delay.

On November 4, 2014, Premier Exhibition Management, LLC, a subsidiary of Premier Exhibitions, Inc., entered into a License with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc., as administrator for Twentieth Century Fox Film Corporation (“FOX”) to produce one exhibition based on the Ice Age series of films. The initial term of the Agreement is five years from the opening date of the first exhibition. The Company has one five-year option to renew the term which is subject to the Company’s full compliance with its obligations under the agreement.

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

The Discovery of King Tut

During the fourth fiscal quarter of 2014, the Company entered into a License Agreement with Semmel Concerts GmbH, a German entity, to present an exhibition based on King Tutankhamun. The term of the Agreement is five years from the opening date of the exhibition.  The exhibition, titled The Discovery of King Tut, uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter’s discovery of the lost tomb.

Lease Expense and Commitments

Lease expense charged to operations under these agreements was as follows (in thousands):

	February 28, 2015	February 28, 2014

Specimen and artifacts fixed rentals	$2,290	$1,553
Real estate rentals	7,013	4,576
Equipment rentals	53	73
Total rent expense	$9,356	$6,202

Aggregate minimum lease commitments at February 28, 2015, are as follows (in thousands):

Fiscal Year	Amount

2016	10,320
2017	7,376
2018	7,765
2019	5,824
2020	4,545
Thereafter	22,503
Total	$58,333

Purchase obligations

The Company has signed significant purchase agreements related to its new Saturday Night Live Exhibition.  Unpaid contracts amounts at the end of fiscal 2015 related to Saturday Night Live exhibition were $824 thousand.

Subsequent to fiscal year end 2015, the Company signed contracts of $1.6 million related to its new exhibition Saturday Night Live and funded $1.6 million in additional leasehold improvements.

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

The Company currently conducts some of its business outside of the U.S.  At February 28, 2015, the Company had three of its exhibits located outside the U.S. in Canada and Germany.

Note 16. Non-controlling Interest

Arts and Exhibitions International, LLC

On April 20, 2012, the Company’s PEM subsidiary and its wholly owned subsidiary, Newco, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and AEI pursuant to which Newco purchased substantially all of the assets of AEI.  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.”  Of these four exhibitions, the Company is currently touring only “Real Pirates.” The Company granted a 10% interest in PEM to AEG Live valued at $3.0 million as part of this transaction.  The Company used Level 3 inputs based upon ASC 820 to value AEG Live’s interest in PEM.  The Company projected the future discounted cash flow by projecting the statement of operations and the probability of achievement to determine the fair value of the assets. During the year ended February 28, 2015 and 2014, the net loss related to the non-controlling interest in PEM was $1.2 million and $64 thousand, respectively.

Note 17.  Litigation and Other Legal Matters

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts.  Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States government. These covenants and conditions govern the maintenance and future disposition of the artifacts.  These covenants and conditions include the following:

·	The approximately 2,000 “1987 Artifacts” and the approximately 3,500 “Post 1987 Artifacts” must be maintained as a single collection;
·
The combined collections can only be sold together, in their entirety, and any buyer of the assets would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

·
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to fund it with quarterly $25 thousand payments.  The balance in the Reserve Fund as of February 28, 2015 is $358 thousand, including interest income.

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

Other Litigation

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc. in the District Court of Clark County, Nevada.  The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to Premier to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest failed to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. On April 24, 2015 Mr. Beckmann and Image Quest Worldwide answered the suit and filed a counterclaim against the Company for fraudulent inducement, alleging that Premier interfered with their right under the sublease to utilize the box-office to sell tickets to their exhibition. Mr. Beckmann and Image Quest Worldwide seek damages in excess of $10 thousand. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the Company’s case and the counterclaim is not readily determinable at this time.

On December 7, 2014 Cyrus Milanian and Faan Qin filed suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division alleging that the Company infringed their trademark. The plaintiffs seek damages in excess of $1 million. The case is in its initial stages and the outcome of the case is not readily determinable at this time. These plaintiffs have previously filed a number of similar nuisance actions against the Company, all of which have been dismissed at early stages. The lawsuit is in its early stages and the Company cannot predict the outcome of the case.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand.  As of February 28, 2015 a receivable of $19 thousand, net of allowance for doubtful accounts of $202 thousand, is included in the Company’s accounts receivable.

On August 5, 2011, the Company filed suit in the U.S. District Court for the Southern District of New York against Gunther Von Hagens and his company, Plastination Company, Inc. The suit alleged that Von Hagens and Plastination breached a settlement agreement with the Company, tortiously interfered with the Company’s business, conspired against the Company and engaged in unfair competition practices.  These claims related to information Von Hagens and Plastination provided to ABC News and other third-parties about the origin of the human anatomy specimens licensed by the Company and used in its human anatomy exhibitions. The Company sued for unspecified damages. On April 23, 2013, the parties entered into a confidential settlement agreement under which the lawsuit has been dismissed. The proceeds related to this settlement were received in fiscal 2014.

On February 26, 2013, the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleged that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions. The Company claimed that Mr. Zaller and his companies unlawfully used such property in the development of their own competing Titanic exhibition which was presented at the Venetian Macau, and which has been marketed around the world. In the suit, the Company made claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law.  The Company made claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act.  The Company sued for unspecified damages.

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

On December 2, 2014, the Company entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Thomas Zaller, Imagine Exhibitions, Inc., Imagine Exhibitions, Inc., Imagine Exhibitions PTE, LTD., and TZ, Inc. (collectively, the “Zaller Parties”), and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD (collectively the “Kingsmen Parties”). The Agreement settled the litigation between the Company and the Zaller Parties in the United States District Court for the Northern District of Georgia, Atlanta Division, and between the Company and the Kingsmen Parties in the High Court of the Republic of Singapore.

The Agreement required the Zaller Parties to collectively pay the Company $725 thousand on or before December 4, 2014. This amount was received on December 4, 2014.  The Agreement stipulated that the Zaller Parties and the Kingsmen Parties denied any admission of fault or liability to the Company. Under the Agreement, the Zaller Parties also agreed not to stage a Titanic exhibition in the United States or Canada for a period of thirty six months or in Western Europe (defined as the United Kingdom, Ireland, France, Germany, Italy, Switzerland, Spain, Portugal, Sweden, Denmark and Norway) for a period of twenty four months.  Each of the parties to the Agreement executed mutual general releases.

On February 14, 2014, SeaVentures, LTD.  filed suit against the Company in the Circuit Court for the Ninth Judicial District in Orange County, Florida.  The suit alleged that the Company breached a contract with SeaVentures under which we were required to present one or more Titanic exhibitions jointly presenting Titanic artifacts and artifacts recovered from the RMS Carpathia which are owned by SeaVentures, LTD. SeaVentures sought $743 thousand plus interest and costs.

On April 3, 2015, RMST and the Company entered into a Full and General Mutual Release Settlement and Confidentiality Agreement with Seaventures which settled the litigation. Under the settlement, the Company to pay Seaventures the agreed sum of $425 thousand, as follows: $75 thousand on or before April 10, 2015; $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition the Company agreed to stage at least two joint exhibitions presenting Carpathia and Titanic artifacts within 24 months from the date of execution of the Agreement. The Company must pay Seaventures a portion of the net revenues for those joint exhibition or per ticket fee depending on the location of the exhibition.  Each of the parties to the Agreement executed mutual general releases. The Company recorded a liability of $344 thousand net of $81 thousand discount at 12% to reflect the present value of the future payments which is included in accounts payable and accrued liability as of February 28, 2015.

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

Note 18.  Foreign Operations

Our exhibitions regularly tour outside the U.S.  Approximately 13% and 8% of our revenues for fiscal 2015 and fiscal 2014, respectively, resulted from exhibition activities outside the U.S.  Aggregate foreign currency transaction loss included in Net income/(loss) in the Consolidated Statement of Comprehensive Income/(Loss) was $313 thousand and $137 thousand for fiscal 2015 and 2014, respectively.  Foreign currency translation adjustments, as presented in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, are reflected in the following table (in thousands):

Foreign currency translation gain/(loss):
Balance as of February 28, 2013	$(459)
Translation adjustment	9
Reclassification to earnings	137
Balance as of February 28, 2014	(313)
Reclassification to earnings	313
Balance as of February 28, 2015	$-

Note 19. Segment Information

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

Revenue derived from exhibitions presented outside of the U.S. was $3.7 million and $2.4 million for fiscal year 2015 and 2014, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $1.2 million and $1.8 million reported for the RMS Titanic segment for fiscal 2015 and 2014, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the Statements of Operations for fiscal 2015 and 2014, respectively, by segment (in thousands).

	Year Ended February 28, 2015
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$29,390	$1,199	$(1,199)	$29,390
Cost of revenue (exclusive of depreciation and amortization)	20,983	-	(1,199)	19,784
Gross profit	8,407	1,199	-	9,606

Operating expenses:
General and administrative	11,577	1,232	-	12,809
Depreciation and amortization	4,560	-	-	4,560
Net gain on disposal of assets	(4)	-	-	(4)
Write-off of assets	104	-	-	104
Impairment of intangible assets	2,926	-	-	2,926
Gain on note payable fair market value adjustment	(338)	-	-	(338)
Contract and legal settlements	36	-	-	36
Total Operating expenses	18,861	1,232	-	20,093

Loss from operations	(10,454)	(33)	-	(10,487)

Other expense
Interest expense	(909)	-	-	(909)
Realized losses on foreign currency transactions	(313)	-	-	(313)
Other expense	15	1	-	16

Loss before income tax	(11,661)	(32)	-	(11,693)

Income tax benefit	-	-	-	-

Net loss	(11,661)	(32)	-	(11,693)
Less: Net loss attributable to non-controlling interest	(1,218)	-	-	(1,218)
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(10,443)	$(32)	$-	$(10,475)

	Year Ended February 28, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$29,348	$1,769	$(1,769)	$29,348
Cost of revenue (exclusive of depreciation and amortization)	17,137	-	(1,769)	15,368
Gross profit	12,211	1,769	-	13,980

Operating expenses:
General and administrative	11,567	1,194	-	12,761
Depreciation and amortization	4,097	53	-	4,150
Net gain on disposal of assets	(115)	-	-	(115)
Write-off of assets	132	666	-	798
Gain on note payable fair market value adjustment	(2,566)	-	-	(2,566)
Contract and legal settlements	(297)	-		(297)
	12,818	1,913	-	14,731

Loss from operations	(607)	(144)	-	(751)

Other income and (expenses)
Interest expense	(342)	-	-	(342)
Realized losses on foreign currency transactions	(137)	-	-	(137)
Other income	289	-	-	289

Loss before income tax	(797)	(144)	-	(941)

Income tax benefit	(108)	(55)	-	(163)

Net loss	(689)	(89)	-	(778)
Less: Net loss attributable to non-controlling interest	(64)	-	-	(64)
Net income attributable to the shareholders of Premier Exhibitions, Inc.	$(625)	$(89)	$-	$(714)

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

	February 28, 2015	February 28, 2014
Assets:
Exhibition Management	$31,203	$23,374
RMS Titanic	5,536	6,282
Corporate and unallocated	142	600
Total assets	$36,881	$30,256

Expenditures for additions to long-lived assets by segment for the year ended February 28, 2015 and February 28, 2014 are reflected in the table below (in thousands).

	February 28, 2015	February 28, 2014
Capital Expenditures:
Exhibition Management	$4,001	$3,114
RMS Titanic	-	-
Total capital expenditures	$4,001	$3,114

Note 20. Consignment Agreement and RMS Titanic Sale

The Company was party to a Consignment Agreement with Guernsey’s auction house to sell the Company’s Titanic artifacts and related intellectual property.  If a transaction had been closed, the Company would have been required to pay Guernsey’s a fee of up to 8% of the sale price if a purchase agreement were entered into within 60 days of the auction deadline, and up to 4% of the sale price if a purchase agreement were entered into thereafter.  The actual amount of the commission would have depended on the sale price, identity of the purchasing party and the date when the sale was closed.  The obligation to pay a fee to Guernsey for a Titanic artifact sale has ended pursuant to the terms of the agreement.  In addition, if a transaction to sell the Titanic artifact collection was closed, the Company may have been required to pay a transaction bonus to Christopher Davino, former President of RMST, dependent upon the sale price, identity of the purchasing party and the date when the sale is closed.  The obligation to pay a transaction bonus to Mr. Davino has ended.  In addition, the Company expects to incur other legal, accounting and investment banking expenses if and when a sale of the Titanic artifacts is completed. Prepaid fees related to the auction and professional fees related to the sale to the Consortium totaled $666 thousand and were written-off in fiscal 2014.  This write-off is included in the consolidated statements of operations as write-off of assets.

As the Company is currently focused on completing the DK Merger, it is not actively pursuing a sale of the Titanic artifacts and related intellectual property at this time.

Note 21. Liquidity and Capital Resources

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and in fiscal 2015 the Pentwater Capital Management LP. notes payable.  The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, Premier Exhibitions, Inc. entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provided for a loan to the Company in the aggregate amount of $8.0 million. The Notes provided for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes mature and were required to be repaid in full on March 31, 2015.

Because the Notes matured and had to be paid in full on March 31, 2015, the Company had to obtain replacement financing for the Notes or negotiate an extension or forbearance with the Pentwater affiliates by that date. The Company considered a number of potential transactions that would provide replacement capital for the Company, including a financing transaction with one or more potential strategic partners, a private placement of equity securities, and a private placement of convertible promissory notes, including potentially to some of the Company’s existing shareholders.

On April 2, 2015 the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) whereby it plans to combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of the Company for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  To date the investor group has provided $11.5 million of this funding, which was used to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our Saturday Night Live Exhibition.  The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions.  The shareholder meeting to approve the transaction is expected to be held no later than September 2015. The merger is expected to be completed in September 2015.

While the Company recently repaid a loan of $8.0 million, the Company will have to repay these amounts to DK if the merger transaction does not close.  As a result, the Company will have to refinance the debt or obtain funds to repay the debt in full if that occurs.  The Company could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.  Management believes that the Company’s access to capital depends on near-term improvement to its operating results.

If the Merger Agreement is not approved, or a public or private placement of equity securities or of convertible promissory notes, including potentially to some of the Company’s existing shareholders, is not completed, the Company may have to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims. Even if the Company were successful in defending against these potential claims and proceedings, such claims and proceedings could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

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

Note 22. Subsequent Events

Merger Agreement

See Note 21. Liquidity and Capital Resources regarding the Merger Agreement with DK entered into on April 2, 2015.

 Upon the closing of the transaction, we expect that the DK shareholders and the investor group will hold approximately 47% of the outstanding Premier voting shares, subject to additional contingent payments, and the right to nominate four out of seven board members. Mr. Bao will become the Executive Chairman, President and Chief Executive Officer of Premier while DK will become an indirect wholly-owned subsidiary

If this merger is consummated, the Company’s net operating loss carryforwards may be significantly limited under Section 382 of the Internal Revenue Code. The limitation imposed by Section 382 of the Internal Revenue Code would place an annual limitation on the amount of the NOL carry forwards that can be utilized. The Company has not performed any analysis of whether or not there has been a cumulative change in ownership of greater than 50%. If this analysis were to be completed and it was determined that there has been a change in ownership, the amount of the NOL carryforwards available may be reduced significantly. However, since the valuation allowance fully reserves for all available carry forwards, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues, and expenses for the periods presented.

Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015.  In the Consulting Agreement, the parties agreed that the Employment Agreement, dated August 28, 2014, relating to Mr. Weiser’s service as Executive Chairman is terminated and that the payments and benefits under the Separation Agreement and Release, dated June 20, 2014 (the “Separation Agreement”), between Mr. Weiser and the Company will recommence, as contemplated by the Employment Agreement.  In consideration for Mr. Weiser’s agreement to provide consulting services, and in addition to the payments and benefits recommencing under the Separation Agreement, the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the Transaction and September 30, 2015.  The Company also agreed to reimburse Mr. Weiser for the attorney fees incurred by him in negotiating and executing the Consulting Agreement, not to exceed $5,000.  In addition, Mr. Weiser’s outstanding option, dated June 12, 2013, to acquire 15,000 shares of the Company’s common stock was amended to lower the exercise price to $4.48 per share and extend the term for an additional five years.  The Consulting Agreement contains a mutual release of claims and mutual non-disparagement provision.

Litigation Settlement

On April 3, 2015 RMST, a subsidiary of Premier Exhibitions, Inc. entered into a Full and General Mutual Release Settlement and Confidentiality Agreement (the “Agreement”) with Seaventures, LTD (“SV”). The Agreement settles litigation between the Company and SV in the Circuit Court for Orange Country, Florida.

The Agreement requires RMST to pay SV the agreed sum of $425 thousand, as follows: $75 thousand to SV on or before April 10, 2015; $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition the Company must stage at least two Joint Exhibitions with SV within 24 months from the date of execution of the Agreement in which SV is entitled to a portion of the net revenues or $1 per ticket sold depending on the location of the exhibition.  Each of the parties to the Agreement executed mutual general releases.  The Company recorded a liability of $344 thousand net of $81 thousand discount at 12% to reflect the present value of the future payments which is included in accounts payable and accrued liability as of February 28, 2015.

Capital Lease

On March 30, 2015, the Company signed two capital leases for a total of $250 thousand at an interest rate is 6.5%.  Total monthly payments under the leases are approximately $5,000 per month for 60 months.The leases are secured by certain equipment at our Saturday Night Live Exhibition.

Warehouse Lease

On March 2, 2015, the Company signed a lease for warehouse space in Atlanta, Georgia.  The lease term begins March 1, 2015 and expires on February 28, 2016.  Total future minimum payments under the lease are $81,600.

Purchase Obligations

Subsequent to fiscal year end 2015, the Company signed contracts of $1.6 million related to its new exhibition “Saturday Night Live” and $1.6 million for additional leasehold improvements.

Internal Revenue Service Examination

On May 1, 2015 the Company received notice from the Internal Revenue Service that the Company’s 2013 tax return had been selected for examination.  The examination is expected to begin in the second fiscal quarter of 2016.

Investor Funding

On May 4, 2015, the Company borrowed an additional $3.5 million from the investor group discussed in Note 21.  These funds are being used to complete the leasehold improvements of the 417 5th Avenue building and for our Saturday Night Live exhibition.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Interim President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Interim President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Under the supervision of our Chief Executive Officer and  Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on an assessment of such criteria, our management concluded that, as of February 28, 2015, we maintained effective internal control over financial reporting to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 ITEM 9B.  OTHER INFORMATION

None.

PART III

At the close of business on February 27, 2015 we effected a 1 for 10 reverse stock split of our issued common stock.  All stock related information in Part III of this Form 10-K has been adjusted for this reverse stock split.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about our current directors. Our directors are elected annually and serve until the next annual meeting of shareholders and until their respective successors are elected and have been qualified or until their earlier resignation, removal or death. On August 25, 2014, William M. Adams, Ronald C. Bernard and Bruce Steinberg resigned as directors and, on the same day, Jack H. Jacobs and Rick Kraniak were appointed as directors.  At our 2014 Annual Meeting of Shareholders, held on February 26, 2015, our shareholders re-elected Douglas Banker, Jack H. Jacobs, Rick Kraniak, Mark A. Sellers, and Samuel S. Weiser as directors.  On March 16, 2015, Mr. Jacobs notified the Company of his resignation from the Board of Directors effective immediately and, effective April 2, 2015, Mr. Weiser resigned from the Board of Directors.  Our Board of Directors currently consists of Messrs. Banker, Kraniak, and Sellers.

Any vacancy existing between shareholders’ meetings, including vacancies resulting from an increase in the number of directors or the resignation or removal of a director, may be filled by the Board of Directors. A director elected to fill a vacancy would hold office until our next annual meeting of shareholders.

So that you have information concerning the independence of the process by which our Board of Directors selected the directors, we confirm, as required by the SEC, that (1) there are no family relationships among any of the nominees or among any of the nominees and any officer and (2) there is no arrangement or understanding between any nominee and any other person pursuant to which the nominee was selected.  A majority of our Board of Directors is independent pursuant to the listing standards of the NASDAQ, and all directors serving on our Board committees either currently or during fiscal year 2015 were independent pursuant to the applicable listing standards of the NASDAQ and SEC rules for the purposes of the committees on which they served.

Our directors have diverse backgrounds that provide experience and expertise in a number of areas particularly relevant to the Company.  The Corporate Governance and Nominating Committee considers the particular qualifications and experience of directors standing for re-election and potential nominees for election and strives to nominate a Board that has expertise in a number of areas critical to the Company.  The particular qualifications of the current directors are noted below in their biographies.

In evaluating the suitability of candidates to serve on the Board of Directors, including shareholder nominees, the Corporate Governance and Nominating Committee seeks candidates who are independent pursuant to the listing standards of the NASDAQ and who meet certain selection criteria established by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee also considers an individual’s skills, character and professional ethics, judgment, leadership experience, business experience and acumen, familiarity with relevant industry issues, national and international experience and other relevant criteria that may contribute to our success. This evaluation is performed in light of the skill set and other characteristics that would most complement those of the current directors, including the diversity, maturity, skills and experience of the board as a whole.

Name and Background	Director Since

Douglas Banker, age 63, has served as one of our directors since August 2000. Mr. Banker’s more than 35 years of experience in the entertainment industry includes major market concert production and promotions; providing management services to musicians and recording artists; marketing, merchandising, licensing, and sales of music media products; as well as the development and management of international concert tours. Mr. Banker is currently Vice President of McGhee Entertainment, a successful artist management company with offices in Los Angeles and Nashville. Mr. Banker also served as President of the Board of the Motor City Music Foundation in Detroit, Michigan from 1996 to 2000.  The Board of Directors believes that Mr. Banker’s entertainment and marketing experience and his experience in international markets makes him well suited to service on the Board of Directors of the Company.
2000

Rick Kraniak, age 65, joined the Board of Directors in August of 2014 and has previously served as a consultant to the Company from 2005 to 2008.  His entrepreneurial background includes launching a number of businesses in the media and entertainment, health, software, Internet, and technology verticals.  Since February 2005, Mr. Kraniak has been an owner of RK Consulting, a privately held company providing consulting services in media, entertainment and health care industries.  Through RK Consulting, he currently serves as an advisor to Cavendish Global, a privately held company in the financial services industry, and Discount Coupons Corporation, a marketing company.  From May 2011 to May 2014, Mr. Kraniak was a principal and chief strategic officer of Buzcast.com, a privately held digital technology company; from April 2007 to 2009, he was an advisor to, and shareholder in Tix Corporation, an entertainment company providing discount ticketing and discount dinner reservations; and from 2006 to 2008, he was a senior advisor at Beringea Limited, a London-based private equity firm.  From April 1974 to May 1996, Mr. Kraniak was an owner of Brass Ring Productions, which produced over 6,000 performances, including The Rolling Stones, Madonna, Elton John and Bruce Springsteen, among others.  Mr. Kraniak was previously a director of OptimizeRx Corp.  The Board of Directors believes that Mr. Kraniak’s experience in the entertainment industry makes him well suited to service on the Board of Directors of the Company.
2014

Mark A. Sellers, age 46, has served on the Board of Directors since July 2008, serving as Chairman of the Board from January 2009 to August 2014 and since May 2015. Mr. Sellers has been the founder and managing member of Sellers Capital LLC, an investment management firm, since 2003. Sellers Capital LLC manages Sellers Capital Master Fund, Ltd., a hedge fund that is our largest shareholder. Prior to founding Sellers Capital LLC, Mr. Sellers was the Lead Equity Strategist for Morningstar, Inc., a provider of investment research.  The Board of Directors believes Mr. Sellers is qualified to serve as a director of the Company due to his extensive financial and investment experience. In addition, Mr. Sellers’ role as managing member of the Company’s largest shareholder provides a valuable shareholder perspective to the Board of Directors.
2008

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

Board Meetings; Director Attendance at Annual Meeting

During fiscal year 2015, the board of directors met thirty four times.  Each director attended not less than 75% of the aggregate number of meetings of the board of directors and meetings of all committees on which such director served.

Our policy is that all directors, absent special circumstances, should attend our annual meeting of shareholders. Messrs. Banker, Kraniak and Weiser were in attendance at our 2014 Annual Meeting of Shareholders.  Messrs. Sellers and Jacobs were unable to attend due to inclement weather.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee as standing committees. The Board of Directors establishes other committees as needed to assist the Board of Directors.  The current charters of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our website located at www.prxi.com under the heading “Investor Relations” under the subheading “Corporate Governance.” In addition, our Code of Ethics is available on our website located at www.prxi.com under the heading “Investor Relations.”  The information contained on our website is not a part of this proxy statement.

Audit Committee

The current members of our Audit Committee are Messrs. Banker and Kraniak. Our Board of Directors has determined that all of the members of the Audit Committee are independent in accordance with the listing standards of the NASDAQ and applicable SEC rules.

During fiscal year 2015, the Company received notification from the NASDAQ that the Company was not in compliance with NASDAQ Marketplace Rule 5450(c)(2)(A), requiring the audit committee to be composed of three independent directors and have an audit committee financial expert. The Company’s Audit Committee currently has only two members and does not currently have a member whom the Board has determined to be an audit committee financial expert. The Company has a cure period until its next annual shareholders meeting to achieve compliance with the listing standards of the NASDAQ.

Our Audit Committee serves as an independent and objective party to monitor our financial reporting process and internal control system; retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm; directly consults with our independent registered public accounting firm; reviews and appraises the efforts of our independent registered public accounting firm; and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board of Directors. The Audit Committee met four times in fiscal year 2015.

Compensation Committee

The current members of our Compensation Committee are Messrs. Kraniak (Chair) and Banker. Our Board of Directors has determined that each of the members of our Compensation Committee is independent in accordance with the listing standards of the NASDAQ and applicable SEC rules.  The Compensation Committee met six times in fiscal year 2015.

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

Our Compensation Committee annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management approves recipients of stock option awards and establishes the number of shares and other terms applicable to such awards.

Our Compensation Committee also determines the compensation paid to our Board of Directors, including equity-based awards. More information about the compensation of our non-employee directors is set forth in the section of this Form 10-K titled “Director Compensation.”

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

Corporate Governance and Nominating Committee

The current members of our Corporate Governance and Nominating Committee are Messrs. Banker (Chair) and Sellers.  The Board of Directors has determined that each member of our Corporate Governance and Nominating Committee is independent in accordance with the listing standards of the NASDAQ.  The Corporate Governance and Nominating did not meet in fiscal year 2015.

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

The Corporate Governance and Nominating Committee considers recommendations for nomination to the Board of Directors submitted by shareholders.  There have been no changes to the procedures for shareholder nominations of directors as disclosed in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Executive Officers of the Company

The information below includes the names, positions, business experience, terms of office, and ages of our executive officers as of May 29, 2015.

Michael J. Little, age 48, became our Interim Chief Executive Officer on June 13, 2014, our Chief Financial Officer on June 27, 2011, and our Chief Operating Officer on November 28, 2011. Mr. Little was formerly a consultant with The Edge Group, LLC, a consulting practice specializing in strategic and tactical planning, acquisition services, complex financial modeling, investor presentations, organizational structure analysis, and new system implementation. From 1997 through 2009, Mr. Little was employed by Feld Entertainment, a worldwide producer of live family entertainment, in various financial and strategic planning roles. He served as Chief Financial Officer of Feld Entertainment from 2004 to 2009. Mr. Little received a Bachelor of Science degree from Towson State University and a Master of Science in Business from Johns Hopkins University.

John Norman, age 55, has served as President of Arts and Exhibition International, LLC (formerly PEM Newco, LLC), a subsidiary of Premier Exhibition Management, LLC, since June 25, 2012 and as President of Premier Exhibition Management, LLC since April 2, 2013.  Mr. Norman previously served as Vice President of SFX Exhibitions and as Co-President and Chief Operating Officer of Clear Channel Communications which acquired SFX in 2000.  In 2002, Mr. Norman founded Arts & Exhibitions International (AEI) and served as its President until it was acquired by AEG Live in 2007. Mr. Norman served as President of the Arts and Exhibitions International division of AEG Live, until the Company’s April 2012 acquisition of substantially all of its assets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and greater-than-10% shareholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in the Company.

Based solely on the copies of the reports filed with the SEC, we believe that during fiscal year 2015 all of our directors, officers, and greater-than-10% shareholders timely complied with the filing requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

Fiscal 2015. During fiscal 2015, the Compensation Committee and the Company focused on several objectives:

·	to attract and retain talented individuals to lead the Company;
·	to emphasize at-risk components of compensation, in the form of performance-based annual incentives dependent upon annual financial goals or equity compensation with time based vesting;
·
to focus on pay for performance, by conditioning payment of any annual bonus components of individual executive employment agreements on specific and measurable achievement of the Company’s annual budget, other financial goals and specific business objectives; and

·	to retain flexibility to reward exceptional individual performance.

Over the past several years, the Compensation Committee’s intent has been to move toward standardized executive agreements.  The focus on standardizing agreements has led to more consistent and rational severance and termination payment provisions, standard non-compete provisions, standard requirements of a release of claims upon termination and standardized benefit provisions.  In addition, with the exception of the Consulting Agreement entered into with Mr. Samuel Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), which includes a single-trigger change in control provision, the Compensation Committee only enters into employment agreements with double-trigger change in control provisions and does not provide excise tax gross up payments in conjunction with any change in control agreements or provisions.  All of these provisions add predictability to our executive compensation agreements and we believe better protect the interests of the Company.  Notwithstanding the desire for this standardization, the Compensation Committee has retained a focus on individually tailored incentive programs to more directly drive the achievement of the Company’s various goals.

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

While the Compensation Committee does not have an established policy to target specific components of executive compensation, during fiscal year 2015 the Committee generally targeted one-third of the executives’ total cash compensation as at-risk performance based compensation.

In fiscal 2014, the Compensation Committee adopted a policy to provide a provision in any new grant or agreement to provide the Company the ability to recover incentive plan awards where there is a material restatement resulting from any material noncompliance with the reporting requirements of the federal securities laws.  At the direction of the Compensation Committee after it has considered the costs and benefits of doing so, the Compensation Committee will seek to recover incentive compensation awarded or paid to an executive officer for a fiscal period if the result of a performance measure upon which the award was based or paid is subsequently restated or otherwise adjusted in a manner that would reduce the size of the award or payment. Where the result of a performance measure was considered in determining the compensation awarded or paid, but the incentive compensation is not awarded or paid on a formulaic basis, the Compensation Committee will determine in its discretion the amount, if any, by which the payment or award should be reduced. In addition, if an executive officer engaged in intentional misconduct that contributed to award or payment of incentive compensation to him or her that is greater than would have been paid or awarded in the absence of the misconduct, the Company may take other remedial and recovery action, as determined by the Compensation Committee.

In fiscal 2014, the Compensation Committee also adopted a policy to prohibit the Company’s executive officers from entering into pledging or hedging transactions or positions regarding the Company’s securities.

The following section contains information on the compensation of our executive officers for fiscal year 2015. Throughout this Form 10-K, the persons included in the 2015 Summary Compensation Table are referred to as our “named executive officers.”

2015 Summary Compensation Table

The table below presents information regarding the compensation for fiscal years 2015, 2014, and 2013 for our former Executive Chairman, President and Chief Executive Officer, our Interim President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and all of our other executive officers employed by us at any time during fiscal year 2015. The individuals listed in the Summary Compensation Table are referred to collectively in this Form 10-K as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)	Total ($)
Samuel S. Weiser (3)	2015	292,681	(6)			5,632						314,781	613,094
Former Executive	2014	360,000	(6)					138,000	(9)			38,163	536,163
Chairman, President and	2013	355,385	(6)	140,000	(7)	267,500	(8)	430,000	(9)			30,071	1,222,956
Chief Executive Officer

Michael J. Little(4)	2015	264,947									(10) (12)	35,862	300,809
Interim Chief Executive	2014	270,769						92,000	(11)	35,000	(12)	65,076	462,845
Officer, Chief Financial	2013	250,000								125,000	(12)	45,589	420,589
Officer and Chief
Operating Officer

John Norman (5)	2015	313,822										11,227	325,049
President of	2014	320,000								83,911	(13)	30,809	434,720
Premier Exhibition Management LLC	2013	235,077								30,392	(13)	7,461	272,930
_____________________
(1)
The dollar value of restricted stock, stock appreciation rights and option grants represent the grant date fair value calculated in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10. Common Stock and Stock Compensation C to the Consolidated Financial Statements in this Form 10-K.

(2)	The amounts in the All Other Compensation Column for fiscal year 2015 consist of the following compensation items:

Name	Year	Medical Insurance Premiums ($)	Health Saving Plan ($)	Living and Commuting Expenses ($)	Tax Gross Up on Commuting Expense ($)	Severance ($)	Rental Payments for Office Space ($)	Total ($)
Samuel Weiser	2015	22,200	—	7,392	2,506	260,000	22,683	314,781
Michael Little	2015	15,766	2,230	12,162	5,704	—	—	35,862
John Norman	2015	11,227	—	—	—	—	—	11,227
________________

The table above summarizes the amounts in the All Other Compensation Column for fiscal year 2015. The All Other Compensation Column for fiscal year 2014 includes medical insurance premiums of $16,894 for Mr. Little; health savings plan for Mr. Little of $7,024 and living and commuting allowance $38,163 for Mr. Weiser, $41,158 for Mr. Little and $30,809 for Mr. Norman. The All Other Compensation Column for fiscal year 2013 includes medical insurance premiums of $16,014 for Mr. Little and $7,461 for Mr. Norman; and living and commuting allowance $30,071 for Mr. Weiser and $29,575 for Mr. Little.

(3)
Mr. Weiser was appointed as our President and Chief Executive Officer on June 29, 2012.  On June 13, 2014, Mr. Weiser resigned as President and Chief Executive Officer.  On August 28, 2014, the Board of Directors appointed Mr. Weiser as Executive Chairman of the Company. On April 2, 2015 Mr. Weiser resigned as Executive Chairman of the Company.

(4)
Mr. Little was appointed Chief Financial Officer on June 16, 2011 and became Chief Financial Officer and Chief Operating Officer on November 28, 2011.  Mr. Little was appointed Interim President and Chief Executive Officer on June 13, 2014.

(5)	Mr. Norman became President of our Arts and Exhibitions International, LLC, our subsidiary, on June 25, 2012, and President of our Premier Exhibition Management, LLC, our subsidiary, on April 2, 2013.
(6)
The amount in this column reflects (a) salary paid to Mr. Weiser for his service as our President and Chief Executive Officer, (b) payments to Mr. Weiser for his services as an interim officer pursuant to a consulting agreement with Foxdale Management, LLC, a consulting firm founded by Mr. Weiser that provided advice and other consulting services to the Company, (c) fees paid in cash to Mr. Weiser for his service as a director of the Company, and (d) salary paid to Mr. Weiser for his service as the Executive Chairman of the Company.  Pursuant to his employment agreement with the Company, Mr. Weiser waived his director fees beginning June 29, 2012.

(7)
The Compensation Committee awarded Mr. Weiser a discretionary cash bonus of $140,000 based on fiscal year 2013 performance. The bonus is reflected in the amendment to the employment agreement between the Company and Mr. Weiser, dated June 12, 2013.

(8)
For 2013, this column reflects the value of restricted stock units awarded to Mr. Weiser pursuant to his employment agreement, which  vested in full pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser. Mr. Weiser waived his director fees beginning June 29, 2012 when he entered into his employment agreement.  At that time 843 of the restricted stock units granted on January 1, 2012, vested and the remaining 853 restricted stock units were forfeited.

(9)
For 2014, this column reflects the value of stock options awarded to Mr. Weiser pursuant to his amended employment agreement, which vested in full and became exercisable pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.  For 2013, this column reflects the value of stock appreciation rights awarded to Mr. Weiser pursuant to his employment agreement, which vested in full and became exercisable pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(10)	Pursuant to Mr. Little’s employment agreement, he has the opportunity to receive a discretionary bonus of up to 50% of his base salary annually.
(11)	For 2014, this column reflects the value of stock options awarded to Mr. Little pursuant to his amended employment agreement, which vest and are exercisable over a multi-year period.
(12)
For fiscal 2013, fiscal 2014, and fiscal 2015 the Compensation Committee established a bonus opportunity for Mr. Little under the Premier Exhibitions, Inc. Annual Incentive Plan of up to 50% of his base salary, in lieu of the discretionary bonus opportunity provided in his employment agreement.  Mr. Little earned his full bonus award in 2013 and one quarter of his bonus award in 2014.  Mr. Little did not receive a bonus for fiscal 2015.

(13)
Pursuant to his employment agreement with the Company, Mr. Norman had a formulaic bonus opportunity for the period June 25, 2012 through June 24, 2013 and June 25, 2013 through February 28, 2014.  The amount reported for fiscal 2014 includes the portion of the bonus paid for the period June 25, 2012 through June 24, 2013 attributable to fiscal 2014.  No bonus was earned for the period June 25, 2013 through February 28, 2014 or March 1, 2014 through February 28, 2015.  The amount reported for fiscal 2013 includes the portion of the bonus paid for the period June 25, 2012 through June 24, 2013 attributable to fiscal 2013. For the bonus award paid for the period June 25, 2012 to June 25, 2013, the Company paid half in cash and half in shares issued under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.

2015 Grants of Plan-Based Awards

No grants of equity awards were made to our named executive officers in fiscal 2015.

Outstanding Equity Awards at February 28, 2015

The following table shows information regarding our named executive officers’ outstanding equity-based awards as of February 28, 2015.

	Option Awards
Name (4)	Number of Shares Underlying Unexercised Options (#) Exercisable		Number of Shares Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Samuel S. Weiser	25,000	(1)			$27.00	6/29/2017
	15,000	(2)			$17.80	7/12/2018

Michael J. Little	30,000	(1)	-		$16.60	6/27/2016
	3,333	(3)	6,667	(3)	$17.80	7/12/2018
_________________

(1)	These options vested one-third on June 27, 2012, with the remaining two-thirds vesting in twenty-four equal parts each month thereafter.

(2)	These restricted stock units would have vested between March 31, 2014 and November 30, 2014, pro rata each month. The restricted stock units vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(3)	These options vest one third on each of the first three anniversaries of the date of grant, July 12, 2013. Mr. Weiser’s options vested in full on June 20, 2014, pursuant to the terms of the Separation Agreement and Release between the Company and Mr. Weiser.

(4)	Mr. Norman does not currently have any outstanding equity awards.

NARRATIVE TO EXECUTIVE COMPENSATION TABLES

           Historically, the Company has entered into employment agreements with our executive officers, and the Company entered into an employment agreement with Mr. Weiser and Mr. Norman in fiscal year 2013 and amended employment agreements with Mr. Weiser and Mr. Little in fiscal year 2014.  Until June 13, 2014, Mr. Weiser served as our President and Chief Executive Officer and, on June 20, 2014, the Company entered into a Separation and Release Agreement with Mr. Weiser.  On August 28, 2014, the Board of Directors appointed him as our Executive Chairman.   On April 2, 2015, the Company entered into a Consulting Agreement with Mr. Weiser. Pursuant to the Consulting Agreement, Mr. Weiser resigned as Executive Chairman and as a member of the Company’s Board of Directors, effective as of the date of the Consulting Agreement, and agreed to make himself available to provide consulting advice, information regarding historical Company transactions, and transition services as and when reasonably requested by the Company through September 30, 2015.  The terms of Mr. Weiser’s Separation and Release Agreement and his current Consulting Agreement with the Company are each described below

 As we hire additional executive officers, we expect that we will provide these new hires with employment agreements on competitive terms as well.

Our Compensation Committee believes that equity-based awards are essential to align the interests of our executive officers with the interests of our shareholders.  The Premier Exhibitions, Inc. 2009 Equity Incentive Plan provides a mechanism for making equity awards to directors, executive officers and other employees of the Company.

In November 2010, the Board of Directors also adopted the Premier Exhibitions, Inc. Annual Incentive Plan to provide a program for annual performance-based cash bonus opportunities for executives and other employees.  While in some cases individually negotiated employment agreements provide for a formulaic bonus, in general the employment agreements provide for a maximum bonus opportunity, which is then awarded with performance criteria set under the Annual Incentive Plan.  In fiscal year 2015, the Compensation Committee established a cash incentive opportunity for Mr. Little under the Annual Incentive Plan.  Pursuant to the Annual Incentive Plan, Mr. Little could receive a cash bonus up to a maximum of 50% of his base salary, which was also the target bonus.  50% of the bonus was based on achievement of a $4.0 million adjusted EBITDA for fiscal 2015 and 50% was based on individual performance factors.  Specific individual performance metrics were related to cost management, revenue management and execution on the new permanent exhibition hall in New York. Mr. Little did not receive a cash bonus for fiscal 2015. Mr. Weiser resigned as President and Chief Executive Officer on June 13, 2014 and was not eligible for an award for fiscal 2015.  For Mr. Norman, pursuant to his employment agreement with the Company, his formulaic bonus opportunity is based on a contract year of June 25, 2012 through June 24, 2013 for the first year, June 25, 2013 through February 28, 2014 for the second year and based on the Company’s fiscal year going forward.  Mr. Norman had the opportunity to earn an annual cash bonus of up to 100% of his base salary.  The bonus is calculated as (a) 15% of the management fee earned by Arts and Exhibitions International, LLC, above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, plus (b) 10% of the gross profit of Arts and Exhibitions International, LLC, that is based on new content, plus (c) 2.5% of the annual EBITDA of Premier Exhibition Management, LLC. For the period June 25, 2012 through June 24, 2013, Mr. Norman earned a bonus of $114,303, $30,392 of which was attributable to fiscal 2013 performance and $83,911 of which was based on fiscal 2014 performance.  Half of the bonus was paid in cash and half was paid in stock issued under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  For the bonus period June 25, 2013 through February 28, 2014 and March 1, 2014 through February 28, 2015, Mr. Norman earned no bonus.

Annual Base Salary as a Percent of Total Compensation

Annual base salaries paid to our named executive officers for fiscal year 2015 are shown in the 2015 Summary Compensation Table.

For fiscal year 2015, the salary paid to each of our current named executive officers constituted the following percentage of each executive’s total compensation: Mr. Weiser 48%; Mr. Little 88%; and Mr. Norman 97%.

Employment Agreements

Set forth below are summaries of the key terms of our employment agreements with our current executive officers.

Employment Agreement with Michael Little

The Company has entered into an employment agreement with Mr. Little (our Interim Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer) effective June 27, 2011, as amended June 12, 2013 and July 30, 2014. Mr. Little’s employment agreement does not provide for a fixed term of employment and may be terminated by either party at any time. Upon termination of employment by the Company without cause or by Mr. Little for good reason, as such terms are defined in his employment agreement, Mr. Little would be entitled to 12 months’ salary as severance. Mr. Little’s employment agreement includes the following restrictive covenants: non-competition and non-solicitation (for one year after termination of employment), and confidentiality (generally, for two years after termination of employment, but unlimited as to confidentiality of trade secrets).

Under Mr. Little’s employment agreement, “cause” generally means: (i) failure to substantially perform duties reasonable and customary for a CFO in the exhibition business and/or failure to comply with the covenants and other provisions contained in his employment agreement; (ii) fraud, misappropriation, embezzlement or similar acts of dishonesty; (iii) conviction of a felony or misdemeanor involving moral turpitude; or (iv) intentional and willful misconduct that may subject the Company to criminal and or civil liability.

Under Mr. Little’s employment agreement, “good reason” generally means: (i) a reduction of base salary; (ii) the Company’s failure, without cause, to pay the executive’s accrued compensation or to provide for accrued benefits when due consistent with Company policy; (iii) material breach of the employment agreement by the Company; or (iv) imposing conditions of employment inconsistent with those that are reasonable and customary for a CFO in the exhibition business.

Employment Agreement with John Norman

The Company has entered into an employment agreement with Mr. Norman (President of Arts and Exhibitions International, LLC and Premier Exhibition Management, LLC) effective June 25, 2012, as amended June 25, 2014.  Mr. Norman’s employment agreement does not provide for a fixed term of employment and may be terminated by either party at any time.  Among other benefits, Mr. Norman’s employment agreement provides that, during his employment, he will be eligible to receive an annual performance award generally consisting of (i) 15% of the management fee earned by Arts and Exhibitions International, LLC above the minimum management fee earned pursuant to its agreement with AEG Live, LLC, (ii) 10% of the gross profit of Arts and Exhibitions International, LLC that is based on new content, and (iii) 2.5% of the annual EBITDA of  Premier Exhibition Management, LLC, provided that Mr. Norman’s annual performance award cannot exceed 100% of his base salary. Upon a termination of his employment for any reason, Mr. Norman would be entitled to a pro-rated annual performance award earned through the date of termination, payable in a lump sum forty days after his termination.  No other severance benefits are provided under Mr. Norman’s employment agreement. Mr. Norman’s employment agreement includes the following restrictive covenants: non-competition (for one year after termination of employment), non-solicitation (for two years after termination of employment), and confidentiality (generally, for two years after termination of employment, but unlimited as to confidentiality of trade secrets).

Employment Agreement with Samuel S. Weiser

Until June 13, 2014, Samuel Weiser served as our President and Chief Executive Officer.  The terms of Mr. Weiser’s contract during fiscal 2015 were as follows:

Effective June 29, 2012, the Company entered into an employment agreement with Mr. Weiser.  On June 12, 2013, the employment agreement was amended by the Company and Mr. Weiser.  The amended employment agreement provided for Mr. Weiser’s employment for an indefinite term as President and Chief Executive Officer of the Company.  The employment agreement could be terminated by either party at any time, subject to certain severance provisions provided in the Agreement.  Pursuant to the agreement, the Company paid Mr. Weiser a salary of $360,000 per year with annual cost of living increases of 2.5% beginning in fiscal 2015.  Mr. Weiser was also eligible for a cash bonus of 50% of his base salary.  In addition, pursuant to the 2012 agreement, Mr. Weiser received 25,000 stock appreciation rights and 9,908 restricted stock units under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan.  4,862 stock appreciation rights and 7,969 restricted stock units vested immediately, with the remainder vesting in twenty-nine equal parts each month thereafter.  The stock appreciation rights will be settled in cash, and expire five years from the date of grant.  The restricted stock units were settled in stock.  Mr. Weiser also received an option pursuant to the 2013 amendment to purchase 15,000 shares of common stock under the Premier Exhibitions, Inc. 2009 Equity Incentive Plan, to vest one-third on each of the first three anniversaries of the grant date.  The options expire five years from the date of grant. Upon a termination without cause or by Mr. Weiser for good reason, as such terms are defined in the employment agreement. Mr. Weiser would be entitled to twelve months salary as severance plus vesting of his equity awards.

On August 28, 2014, the Board appointed Mr. Weiser as the Executive Chairman of the Company.   As compensation for his service as Executive Chairman, Mr. Weiser was paid a salary of $30,000 per month, and his remaining monthly severance payments of $10,000 under his Separation Agreement and Release with the Company, dated June 20, 2014, were suspended during his service as the Company’s Executive Chairman.  With respect to medical and dental insurance coverage, during Mr. Weiser’s service as the Company’s Executive Chairman, he had the option to elect to either continue to receive health care reimbursement payments under his Separation Agreement and Release with the Company and maintain private medical and dental insurance coverage at his own cost or obtain coverage under the Company’s medical and dental insurance plans paid by the Company, in each case subject to the requirements of applicable law and the terms of the Company’s health insurance plans.  Mr. Weiser agreed not to receive separate compensation as a member of the Board during his service as Executive Chairman.

Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser, pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015.  In the Consulting Agreement, the parties agreed that the Employment Agreement, dated August 28, 2014, relating to Mr. Weiser’s service as Executive Chairman is terminated and that the payments and benefits under the Separation Agreement and Release, dated June 20, 2014 (the “Separation Agreement”), between Mr. Weiser and the Company would recommence, as contemplated by the Employment Agreement.  In consideration for Mr. Weiser’s agreement to provide consulting services, and in addition to the payments and benefits recommencing under the Separation Agreement, the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the Transaction and September 30, 2015.  The Company also agreed to reimburse Mr. Weiser for the attorney fees incurred by him in negotiating and executing the Consulting Agreement, not to exceed $5,000.  In addition, Mr. Weiser’s outstanding option, dated June 12, 2013, to acquire 15,000 shares of the Company’s common stock was amended to lower the exercise price to $4.48 per share and extend the term for an additional five years.  The Consulting Agreement contains a mutual release of claims and mutual non-disparagement provision.

Potential Payments Upon Termination or Change of Control

For a description of the potential payments to Mr. Little and Mr. Norman in the case of a change in control, please see the section above in this Item 11 titled “Employment Agreements.”  With the exception of the Consulting Agreement entered into with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), which includes a single-trigger change in control provision, our employment agreements provide for payment in the case of a change in control only if the change in control results in a termination without cause or by the executive for good reason, as defined in the applicable employment agreement.

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

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and the applicable award agreements, in the event of a change in control of the Company, provided that the awards are assumed by the resulting entity, all of the Company’s outstanding equity incentive awards would remain outstanding and continue to vest in accordance with the regular vesting schedule, except that vesting would be accelerated in the event of the termination of employment by the Company without cause or by the participant for good reason within two years after the change in control.  Generally, a “change in control” is defined under the Equity Incentive Plan to include: (i) the acquisition of 50% or more of the Company’s then outstanding common stock or outstanding voting securities; (ii) a change in the membership of our board of directors, so that the current incumbents and their approved successors no longer constitute a majority; (iii) consummation of a merger, reorganization, or consolidation, or the sale or other disposition of all or substantially all of the Company’s assets, unless (A) the owners of our common stock or voting securities own more than 50% of the resulting corporation, (B) no person owns 50% or more of the common stock or voting securities of the resulting corporation (except to the extent owned prior to the transaction), and (C) at least a majority of the board of directors of the resulting corporation are members of our incumbent board of directors; or (iv) stockholder approval of the complete liquidation or dissolution of the Company.

Merger with Dinoking Tech Inc.

Pursuant to the terms of Mr. Weiser’s Consulting Agreement, the Company has agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the potential merger with Dinoking Tech Inc. and September 30, 2015.

If the merger with Dinoking Tech Inc. is deemed to constitute a “change in control” of the Company for purposes of Mr. Little’s and Mr. Norman’s respective employment agreements and each are terminated without cause or for good reason on the close date of the merger, Mr. Little would be entitled to a cash severance payment equal to 12 months of his base salary and Mr. Norman would be entitled to a pro-rated annual performance award earned through the date of termination, payable in a lump sum forty days after his termination.  In addition, if the merger is deemed to constitute a “change in control” of the Company for purposes of the Equity Incentive Plan and Mr. Little is terminated without cause or for good reason on the closing date of the merger, Mr. Little’s unvested stock options would immediately become vested in full and exercisable.

Director Compensation

Our Board of Directors annually reviews and approves compensation for our non-employee directors. Generally, the Board of Directors sets director compensation at a level that is intended to provide an incentive for current directors to continue in their roles and for new directors to join our board of directors.

Director Compensation Plan

On December 18, 2014, the Board of Directors approved a director compensation plan for calendar year 2015.  Under the plan, the Company pays to each of Mr. Banker, Mr. Jacobs and Mr. Kraniak as non-employee directors of the Company an annual retainer of $50,000, which is paid half in equity and half in cash, with such equity granted on January 1, 2015 in the form of restricted stock units, pursuant to the Company's 2009 Equity Incentive Plan and on the same terms and conditions as in 2014.  Equity compensation was paid in the form of restricted stock units vesting on the earlier of (i) January 1, 2016, (ii) a change of control, or (iii) the day when a director ceased to serve on the Company’s Board of Directors. If a director ceases to be a member of the Company’s Board of Directors, his restricted stock units will vest immediately and proportionately to the period of time served by the director during the year. The restricted stock units are payable to the non-employee director, in shares of the Company’s common stock, within 20 days after becoming vested, and any units that do not vest are forfeited. Cash compensation is paid monthly.

Restricted stock units granted on January 1, 2014 pursuant to the Company’s 2009 Equity Incentive Plan as compensation for calendar year 2014 vested on January 1, 2015 pursuant to the terms of the grant.  On November 19, 2013, the Board of Directors approved a director compensation plan for calendar year 2014. Under the plan, the Company paid an annual retainer of $50,000 to each non-employee director of the Company, which was paid half in equity and half in cash and had the terms equivalent to the director compensation plan for calendar year 2015 described above.

Since he joined the Board of Directors in 2008, Mr. Sellers has waived all compensation for his services as a director and as Chairman of the Board. Mr. Weiser’s compensation is described in the section titled “Employment Agreements” in this proxy statement.

2015 Director Compensation Table

The following table sets forth information regarding the compensation of our non-employee directors for calendar year 2015.  Information about Mr. Weiser for his services during fiscal year 2015 is fully reflected in the 2015 Summary Compensation table.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
William M. Adams (5)	12,500	(6)	—	—	—	12,500
Douglas Banker	25,000	(6)	25,000	—	—	50,000
Ronald Bernard (5)	12,500	(6)	—	—	—	12,500
Jack H. Jacobs (1)	12,500	(6)	37,500			50,000
Rick Kraniak (2)	12,500	(6)	37,500			50,000
Stephen Palley (5)	2,083	(6)	—	—	—	2,083
Mark A. Sellers (7)	—		—	—	—	—
Bruce Steinberg(5)	12,500	(6)	—	—	—	12,500
____________
(1)	Mr. Jacobs was appointed to the Board of Directors on August 25, 2014 and resigned from the Board of Directors on March 16, 2015.
(2)	Mr. Kraniak was appointed to the Board of Directors on August 25, 2014.
(3)
Represents the full grant date fair value, computed in accordance with FASB ASC Topic 718 as disclosed in footnote 1 to the 2015 Summary Compensation Table, of restricted stock units granted to directors on January 1, 2015.  The restricted stock units were granted in connection with our director compensation program, under which each director receives half of his annual retainer in restricted stock units.  For the 2015 calendar year Messrs. Banker, Jacobs and Kraniak received 3,790 restricted stock units on January 1, 2015.

(4)
We did not grant any stock option awards to our non-employee directors for fiscal year 2015 or fiscal 2014. As of February 28, 2014, Mr. Banker had a vested stock option for 7,500 shares of common stock at a strike price of $36.50 with an expiration date of January 27, 2016.

(5)	Mr. Palley resigned from the Board of Directors on March 20, 2014. Messrs. Adams, Bernard and Steinberg resigned from the Board of Directors on August 25, 2014.
(6)
Represents the amount earned with respect to fiscal year 2015, which includes a portion of the calendar year 2014 director compensation plan and a portion of the calendar year 2015 director compensation plan.

(7)	Mr. Sellers has elected not to receive any compensation for his services as a Director or the Chairman of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

No current member of our Compensation Committee: (i) was an officer or employee of ours or any of our subsidiaries during fiscal year 2015; (ii) was formerly an officer of ours or any of our subsidiaries; or (iii) had any relationship requiring disclosure in this report pursuant to SEC rules. In addition, none of our executive officers served: (i) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) as a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) as a member of the Compensation Committee (or any other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of our company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans as of February 28, 2015

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	97,037	$22.67	128,790
Equity compensation plans not approved by security holders (3)	5,500	$32.47	N/A
Total	102,537	$22.48	128,790
________________________
(1) Column (a) represents the number of shares of our common stock that may be issued in connection with the exercise or conversion of 30,667 outstanding stock options granted under our Amended and Restated 2004 Stock Option Plan (the “2004 Plan”) and 66,370 outstanding stock options and restricted stock units granted under the 2009 Equity Incentive Plan (the “2009 Plan”).

(2) Column (c) represents the shares that may be issued under our 2009 Plan.

(3) Represents 5,500 outstanding stock option awards made to employees outside pursuant to individual employment agreements outside of our 2004 Plan and 2009 Plan.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 29, 2015 (except as otherwise indicated) by each person who is known by us to own, or we have reason to believe owns, more than 5% of our shares of common stock, each of our named executive officers, each of our directors and all of our directors and executive officers as a group.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%) (1)
More than 5% Shareholders:
Sellers Capital Master Fund, Ltd. (2)	1,543,018	31.4%
Greggory Schneider (3)	303,750	6.2%
Directors and Executive Officers:
Douglas Banker (4)(5)	17,444	*
Rick Kraniak (4)	1,227	*
Michael J. Little (6)	33,534	*
John Norman	2,818	*
Mark A. Sellers (2)	1,543,018	31.4%
Samuel S. Weiser	29,830	*
Directors and executive officers as a group (8 persons) (8)	1,627,871	33.1%
________________________
(1)
As reported by such persons as of May 29, 2015, with percentages based on 4,917,213 shares of our common stock outstanding, except as indicated otherwise and except where the person has the right to acquire shares within the next 60 days (as indicated in the other footnotes to this table), which increases the number of shares beneficially owned by such person and the number of shares outstanding. We have determined beneficial ownership in accordance with the SEC’s rules. Under such rules, “beneficial ownership” is deemed to include shares for which the individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by exercise of options. Shares that may be acquired within 60 days are referred to in the footnotes to this table as “presently exercisable options.” Unless otherwise indicated in the footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that shareholder. We have omitted percentages of less than 1% from the table (indicated by *).

(2)
This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D/A filed with the SEC by Sellers Capital Master Fund, Ltd., Sellers Capital LLC, and Mark A. Sellers on December 1, 2014. Each reporting person reports shared voting and dispositive power with respect to 1,543,018 of such shares. Mark A. Sellers is the managing member of Sellers Capital LLC, which is the investment manager to and general partner of Sellers Capital Master Fund, Ltd. Mr. Sellers disclaimed beneficial ownership of shares of our common stock, except to the extent of his pecuniary interest therein. The principal business office of Sellers Capital Master Fund, Ltd. is c/o M&C Corporate Services, Ugland House, South Church Street, P.O. Box 309 GT, George Town, Grand Cayman, Cayman Islands. The principal business office of Sellers Capital LLC and Mark A. Sellers is 200 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606.

(3)
This information as to the beneficial ownership of shares of our common stock is based on the Schedule 13D/A filed with the SEC by Greggory Schneider on October 24, 2012. The reporting person reports sole voting and dispositive power with respect to all of such shares. The principal business office of Greggory Schneider is 10445 Wilshire Blvd. #1806, Los Angeles, CA 90024.

(4)
The number shown does not include 3,790 restricted stock units granted to each of our non-employee directors (other than Mr. Sellers) on January 1, 2015. These units will vest and will be paid in shares of common stock on January 1, 2016.

(5)	This number includes presently exercisable options to purchase 7,500 shares of common stock.

(6)	The number shown includes presently exercisable options to purchase 33,333 shares of common stock.

(7)	The number includes presently exercisable options to purchase 15,000 shares of common stock.

(8)	Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of May 29, 2015.

Changes in Control

On April 2, 2015, we announced our intention to acquire all of the outstanding shares of Dinoking Tech Inc. (“Dinoking”).  We intend to consummate the acquisition of Dinoking as described in this Form 10-K report, but there is no assurance that the Merger will be completed.  However, if all of the terms are approved at our special meeting of shareholders and we complete the acquisition of Dinoking pursuant to the terms set forth in the Merger Agreement, we expect to issue shares of our common stock representing approximately 47% of the voting power of the Company, which percentage may increase upon the issuance of shares of our common stock in connection with future contingent payments to the Dinoking shareholders. In addition, is also anticipated that, pursuant to the Corporate Governance Agreement contemplated by the Merger Agreement, the DK Group (comprised of the Dinoking shareholders and the lenders under the Convertible Note) will require that four additional members be appointed to the Company’s board of directors effective upon the closing of the Merger, which would result in the DK Group have control of the Company’s board of directors, which will have a total of seven members. In connection with the execution of the Merger Agreement, Sellers Capital Master Fund, Ltd., the Company’s largest shareholder, and each director and executive officer of the Company entered into a Shareholder Voting Agreement with the Company and Dinoking, pursuant to which they have agreed to vote in favor of each of the proposals related to the Merger to be voted upon at the special meeting of the Company’s shareholders.

Sellers Capital, our largest shareholder, purchased from us convertible notes in the principal amount of $6.0 million on May 6, 2009 and convertible notes in the principal amount of $5.55 million on June 15, 2009. The financing was approved by the Company’s Board of Directors, upon the recommendation of its Financing and Strategic Alternatives Committee, which was charged with considering the transaction and other possible financing transactions available to us. These transactions were approved by shareholders at the 2009 annual meeting.  On September 30 and October 1, 2009, the Company exercised its rights pursuant to the agreement to convert the notes to shares of the Company’s common stock.  A total of 1,632,898 shares of the Company’s common stock was issued in accordance with this conversion, which includes the outstanding Convertible Notes principal plus accrued interest at a conversion price of $0.75 per share. These shares are not registered; however, the holders have rights to require the Company to register the shares.  Sellers Capital distributed a number of shares to its fund holders, and as of the date of its last Schedule 13D/A filing, continued to hold a total of 1,543,018 shares. As a result of this transaction, Sellers Capital owns approximately 31.4% of the Company’s common stock, based on the shares held as of the date of its last filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

During fiscal year 2015 and 2014 the Company had no related party transactions.

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

During its review of such relationships and transactions, our Audit Committee or our full Board of Directors considers the following:

·	the nature of the related person’s interest in the transaction;
·	the material terms of the transaction, including the amount and type of transaction;
·	the importance of the transaction to the related person and to the Company;
·	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
·	any other matters the Committee deems appropriate.

In addition, to the extent that the transaction involves an independent director, consideration is also given, as applicable, to the listing standards of the NASDAQ and other relevant rules related to independence.

Director Independence

Our board of directors has affirmatively determined that each of our directors (Messrs. Banker, Kraniak, and Sellers) qualifies as independent in accordance with the listing standards of the NASDAQ. The Board of Directors also determined that all committee members who served during the fiscal year 2015 qualified as independent for purposes of the committees on which they served.  The Board of Directors also determined that Mr. Sellers, who qualifies as an independent director, would not be independent for purposes of serving on our Audit or Compensation Committees due to his affiliation with Sellers Capital Master Fund, Ltd., our largest shareholder. The independent directors meet regularly in executive sessions, which take place at least twice a year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Cherry Bekaert LLP

We incurred the following fees to Cherry Bekaert LLP for fiscal years 2014 and 2015:

	Fiscal Year 2014	Fiscal Year 2015
Audit fees	$220,000	$235,000
Audit-related fee	-	4,300
Tax fees	-	-
All other fees	-	-
Total	$220,000	$239,300

Audit fees for fiscal year 2014 and 2015 included fees associated with audits of our financial statements and reviews of our financial statements included in our quarterly reports on Form 10-Q.  Audit related fees for fiscal year 2015 include fees associated with accounting for a legal settlement and merger related items.  We did not pay any other fees to our independent registered public accounting firm for fiscal year 2015 or fiscal year 2014.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

The engagement of our independent registered public accounting firm for any non-audit accounting and tax services to be performed for us is limited to those circumstances where these services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services.  Cherry Bekaert LLP was engaged to perform only audit services in fiscal year 2015 and fiscal year 2014.  Pursuant to the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, the Audit Committee is responsible for the engagement of our independent registered public accounting firm and for pre-approving all audit and non-audit services provided by our independent registered public accounting firm that are not prohibited by law.

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

Our Audit Committee has pre-approved all services performed by our independent registered public accounting firm in fiscal year 2015.  The pre-approval requirements are not applicable with respect to the provision of de minimis non-audit services that are approved in accordance with the Securities Exchange Act of 1934, as amended, and our Audit Committee’s charter.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)Financial Statements.

The following financial statements of the Company are included in Item 8 of this Annual Report:

(b)     Financial Statements Schedules

Schedule II

Valuation and Qualifying Accounts
For the Years Ended February, 28, 2015 and 2014
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions charged to reserve	Balance at end of period

Year ended February 28, 2015
Allowance for doubtful accounts - accounts receivable	$392	$-	$-	$172	$220

Year ended February 28, 2014
Allowance for doubtful accounts - accounts receivable	$325	$67	$-	$-	$392

All other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(c)	See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Exhibitions, Inc.

By:	/s/ Michael J. Little	Dated: May 29, 2015
Michael J. Little Interim President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael J. Little	May 29, 2015
Michael J. Little, Interim President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer (Principal Executive, Financial and Accounting Officer)

/s/ Mark A. Sellers, III	May 29, 2015
Mark A. Sellers, III
Chairman of the Board

/s/ Douglas Banker	May 29, 2015
Douglas Banker, Director

/s/ Rick Kraniak	May 29, 2015
Rick Kraniak Director

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1	Purchase Agreement, dated April 20, 2012, among AEG Live LLC, AEG Exhibitions LLC, Arts and Exhibitions International, LLC, Premier Exhibition Management LLC, and PEM Newco LLC		8-K	2.1	04-25-12

2.2*	Merger Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech Inc., 1032403 B.C. Ltd., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	2.1	04-08-15

3.1	Articles of Incorporation		8-K	3.1	10-20-04

3.2	Amendment to Articles of Incorporation		SB-2	3.2	01-05-06

3.3	Second Amendment to Articles of Incorporation		S-8	4.3	08-17-09

3.4	Third Amendment to Articles of Incorporation of Premier Exhibitions, Inc.	X

3.5	Amended and Restated Bylaws, dated August 27, 2014		8-K	3.1	08-29-14

4.1	Form of Common Stock Certificate		8-K/A	4.1	11-01-04

10.1	Form of Exhibition Tour Agreement between Premier Exhibitions 2005-ATL, Inc. and Dr. Hong-Jin Sui and Dr. Shuyan Wang		10-K	10.29	06-01-06

10.2	Option Agreement, dated February 28, 2007, between RMS Titanic Inc. and Seaventures, Ltd.		8-K	99.2	03-02-07

10.3	Purchase and Sales Agreement, dated February 28, 2007, between RMS Titanic, Inc. and Seaventures, Ltd.		8-K	99.1	03-02-07

10.4	Memorandum Opinion and Order of the United States District Court of the Eastern District of Virginia, Norfolk Division, issued on October 16, 2007		8-K	99.2	10-30-07

10.5†	License Agreement, dated March 13, 2008, between the Company and Sports Immortals, Inc.		10-K	10.23	05-07-08

10.6	Lease Agreement, dated March 12, 2008, between the Company and Ramparts, Inc.		10-K	10.24	05-07-08

10.7†	Premier Exhibitions/Live Nation Agreement, dated November 28, 2007, by and between the Company, Live Nation, Inc. and JAM Exhibitions, LLC		8-K	99.2	12-04-08

10.8†	First Amendment to Premier Exhibitions/Live Nation Agreement, dated November 29, 2008, by and among JAM Exhibitions, LLC, Soon To Be Named Corporation, as successor in interest to Live Nation, Inc., and the Company		8-K	99.1	12-04-08

10.9	Indemnification Agreement, dated December 17, 2008, between the Company and Douglas Banker		8-K	99.1	12-19-08

10.10	Asset Purchase Agreement, dated December 29, 2008, between Premier Merchandising, LLC and Dreamer Media, LLC		8-K	99.1	01-05-09

10.11	Promissory Note, dated December 29, 2008, between Dreamer Media, LLC, as maker, and Premier Merchandising, LLC, as payee		8-K	99.2	01-05-09

10.12#	Premier Exhibitions, Inc. 2004 Stock Option Plan and Form of Stock Option Agreement		8-K	10.2	10-20-04

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.13#	Amended and Restated Premier Exhibitions, Inc. 2004 Stock Option Plan		DEF 14A	App. A	06-28-06

10.14†	Amendment to Exhibitions Rights Agreement (Europe) and Premier Exhibitions / Live Nation Agreement, dated April 1, 2009, by and among S2BN, f/k/a Soon To Be Named Corporation, the Company and JAM Exhibitions, LLC		10-K	10.41	05-07-09

10.15	Convertible Note Purchase Agreement, dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.1	05-13-09

10.16	Letter Agreement dated May 6, 2009, by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.2	05-13-09

10.17	Form of Convertible Note issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.3	05-13-09

10.18	Form of Warrant issued by Premier Exhibitions, Inc. to Sellers Capital Master Fund, Ltd.		8-K	10.4	05-13-09

10.19	Form of Registration Rights Agreement by and between Premier Exhibitions, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.5	05-13-09

10.20#	Consulting Agreement, dated February 2, 2009, by and among Premier Exhibitions, Inc., Foxdale Management, LLC and Mr. Samuel Weiser		10-Q	10.6	07-10-09

10.21#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan		S-8	10.1	08-17-09

10.22#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		S-8	10.2	08-17-09

10.23#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		S-8	10.3	08-17-09

10.24†	Letter Agreement, entered into as of September 25, 2009, by and between the Company and S2BN Entertainment Corporation		8-K	10.1	10-01-09

10.25#	Consulting Agreement, dated October 8, 2009, by and between the Company and Douglas Banker		10-Q	10.8	10-13-09

10.26#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement		10-K	10.46	05-14-10

10.27	Optical Services Agreement between RMS Titanic, Inc. and Woods Hole Oceanographic Institution, dated July 30, 2010		8-K	10.1	08-05-10

10.28	Charter Agreement between RMS Titanic, Inc. and Hays Ships Limited, dated August 19, 2010		8-K	10.1	08-25-10

10.29#	Premier Exhibitions, Inc. Annual Incentive Plan		8-K	10.1	11-23-10

10.30	Asset Purchase Agreement between Premier Exhibitions, Inc. Worldwide Licensing & Merchandising, Inc. and G. Michael Harris, dated October 17, 2011		8-K	10.1	10-20-11

10.31	Assignment of and Second Amendment to Lease between Premier Exhibitions, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc. dated October 17, 2011		8-K	10.2	10-20-11

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.32†	Industrial Lease Agreement, Dated October 12, 2011, by and between Premier Exhibitions, Inc. and Selig Enterprises, Inc.		10-Q/A	10.3	12-09-11

10.33	Consignment Agreement between Premier Exhibitions, Inc., RMS Titanic, Inc. and Guernsey’s, a Division of Barlan Enterprises, Ltd., dated December 20, 2011		8-K	10.1	12-23-11

10.34#	Employment Agreement, effective June 27, 2011, by and between the Company and Michael Little		8-K	10.1	06-23-11

10.35#	Form of Nonqualified Stock Option Agreement between the Company and Michael Little		8-K	10.2	06-23-11

10.36#	Employment Agreement, effective June 29, 2012, by and between the Company and Samuel S. Weiser		8-K	10.1	07-03-12

10.37#	Stock Appreciation Rights Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.2	07-03-12

10.38#	Restricted Stock Unit Agreement, by and between the Company and Samuel S. Weiser, dated June 29, 2012		8-K	10.3	07-03-12

10.39#	Employment Agreement, effective June 25, 2012, by and between the Arts and Exhibitions International, LLC and John Norman		8-K	10.4	07-03-12

10.40#	Premier Exhibitions, Inc. 2009 Equity Incentive Plan, as amended		DEF 14A	App. A	06-28-12

10.41#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Nonqualified Stock Option Agreement		10-Q	10.2	10-15-12

10.42#	Form of Premier Exhibitions, Inc. 2009 Equity Incentive Plan Restricted Shares Agreement		10-Q	10.3	10-15-12

10.43#	Form of 2012 Non-Employee Director Restricted Stock Unit Award Agreement Under the 2009 Premier Exhibitions, Inc. Equity Incentive Plan, as amended		8-K	10.1	01-10-13

10.44	First Modification Agreement of Exhibition Tour Agreement Ex 2006A between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.1	02-27-13

10.45	Second Modification Agreement of Exhibition Tour Agreement Ex 2006B between Premier Exhibitions, Inc. and Dalian Hoffen Biotechnique Co. Ltd. dated February 21, 2013		8-K	10.2	02-27-13

10.46#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Samuel S. Weiser		8-K	10.1	06-17-13

10.47#	First Amendment to Employment Agreement, effective June 12, 2013, by and between the Company and Michael J. Little		8-K	10.2	06-17-13

10.48#	Form of Nonqualified Stock Option Agreement		8-K	10.3	06-17-13

10.49	Joint Production Agreement between Premier Merchandising, LLC and TSX Operating Company dated October 16, 2013		8-K	10.1	10-22-13

10.50#	Form of 2014 Non-Employee Director Restricted Stock Unit Award Agreement Under the Premier Exhibitions, Inc. Equity Incentive Plan		8-K	10.2	11-20-13

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.51	Third Amendment to Lease between Premier Exhibitions, Inc., George F. Eyde Orlando, LLC and Louis J. Eyde Orlando, LLC, and Worldwide Licensing & Merchandising, Inc. dated October 11, 2011		10-K		5-28-14

10.52	Promissory Note, dated April 20, 2012, between PEM Newco LLC, as maker, and AEG Live LLC, as payee		8-K	2.2	04-25-12

10.53	Revenue Payment Agreement, dated April 17, 2014, between AEG Live LLC and Premier Exhibition Management, LLC		8-K	10.1	04-23-14

10.54#	Separation Agreement and Release, dated June 20, 2014, by and between Samuel Weiser and Premier Exhibitions, Inc.		8-K	10.1	06-26-14

10.55#	First Amendment to Employment Agreement, dated June 25, 2014, by and between the Company and John Norman		10-Q	10.1	07-15-14

10.56	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc. in favor of Pentwater Credit Opportunities Master Fund Ltd.		8-K	10.1	10-06-14

10.57	Secured Promissory Note and Guarantee, dated September 30, 2014, issued by Premier Exhibitions, Inc. in favor of PWCM Master Fund Ltd.		8-K	10.2	10-06-14

10.58#	Employment Agreement, dated August 28, 2014, by and between Premier Exhibitions, Inc. and Samuel S. Weiser		8-K	10.3	10-06-14

10.59#	Second Amendment to Employment Agreement, effective July 30, 2014, by and between the Company and Michael J. Little		10-Q	10.1	10-15-14

10.60	Exhibit Promoter Agreement between Premier Exhibition Management LLC and Broadway Video Entertainment, Inc., dated October 13, 2014		8-K	10.1	10-15-14

10.61	Exhibition License Agreement, dated October 30, 2014, between Premier Exhibition Management LLC and Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc.		8-K	10.1	11-06-14

10.62	Lease Agreement between Premier Exhibitions, Inc. and 417 Fifth Ave Real Estate, LLC, dated April 9, 2014		8-K	10.1	04-15-14

10.63†	Rider to Lease Agreement between Premier Exhibitions, Inc. and 417 Fifth Ave Real Estate, LLC, dated April 9, 2014		8-K	10.2	04-15-14

10.64†	First Amendment to the lease between 417 Fifth Ave. Real Estate, LLC and Premier Exhibitions, Inc., dated November 24, 2014		8-K	10.1	12-08-14

10.65	Full and General Mutual Release Settlement and Confidentiality Agreement, dated December 2, 2014, by and among RMS Titanic, Inc. and Thomas Zaller, Imagine Exhibitions, Inc., a Georgia corporation, Imagine Exhibitions, Inc., a Nevada corporation, Imagine Exhibitions PTE, LTD., and TZ, Inc., and Kingsmen Exhibits PTE, LTD and Kingsmen Creative, LTD		8-K	10.1	12-08-14

10.66	Full and General Mutual Release Settlement and Confidentiality Agreement, dated April 3, 2015, between RMS Titanic, Inc. and Seaventures, Ltd.		8-K	10.1	04-08-15

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

10.67	Form of Support Agreement, to be entered into as of the closing of the proposed merger by and between Premier Exhibitions, Inc. and 1032403 B.C. Ltd.		8-K	10.1	04-08-15

10.68	Success Payment Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.2	04-08-15

10.69	Form of Corporate Governance Agreement, to be entered into as of the closing of the proposed merger by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.3	04-08-15

10.70	Shareholder Voting Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	04-08-15

10.71	Form of Shareholder Voting Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech, Inc. and separately each director and executive officer of Premier Exhibitions, Inc.		8-K	10.5	04-08-15

10.72	Form of Registration Rights Agreement, to be entered into as of the closing of the proposed merger by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.6	04-08-15

10.73	Amended and Restated Secured Promissory Note and Guarantee, dated April 2, 2015, issued by Premier Exhibitions, Inc. to Mr. Daoping Bao, as agent for the lenders listed therein		8-K	10.7	04-08-15

10.74	Consulting Agreement, dated April 2, 2015, by and between Premier Exhibitions, Inc. and Mr. Samuel S. Weiser		8-K	10.8	04-08-15

21.1	Subsidiaries of the Company	X

23.1	Consent of Cherry Bekaert LLP	X

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Interim President and Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

_____________________
#	Management contract or compensatory plan or arrangement.
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