Form 10-Q
period 2015-05-31
PREMIER EXHIBITIONS, INC.
filed 2015-07-10
CIK 796764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015
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

The number of shares outstanding of the registrant's common stock on July 9, 2015 was 4,917,222.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MAY 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

Premier Exhibitions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
	May 31, 2015 (Unaudited)	February 28, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,589	$4,798
Accounts receivable, net of allowance for doubtful accounts of $220	1,669	1,417
Merchandise inventory, net of reserve of $25	1,101	1,127
Income taxes receivable	49	49
Prepaid expenses	3,209	2,684
Other current assets	505	459
Total current assets	8,122	10,534

Artifacts owned, at cost	2,877	2,881
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $23,539 and $22,766, respectively	20,930	11,503
Exhibition licenses, net of accumulated amortization of $5,225 and $6,069, respectively	1,561	1,629
Film, gaming and other application assets, net of accumulated amortization of $1,882 and $1,726, respectively	1,451	1,608
Deferred financing costs, net of accumulated amortization of $383 and $318, respectively	-	65
Future rights fees, net of accumulated amortization of $3,592 and $3,551, respectively	788	829
Construction deposit	-	134
Lease incentive	1,290	5,899
Restricted cash	93	426
Restricted securities	801	801
Deferred income taxes	60	60
Long-term exhibition costs	195	261
Subrogation rights	250	250
Total Assets	$38,419	$36,881

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,151	$4,782
Deferred rent	159	668
Deferred revenue	2,380	2,901
Deferred income taxes	60	60
Current portion of capital lease obligations	72	31
Current portion of royalty payable, net of discount of $29 and $48, respectively	268	413
Current portion of notes payable, net of discount of $7 and $10, respectively	11,693	8,190
Total current liabilities	20,783	17,045

Long-Term liabilities:
Lease abandonment	891	997
Deferred rent	9,137	8,867
Long-term portion of capital lease obligations	267	32
Long-term portion of royalty payable, net of discount of $48	207	301
Total long-term liabilities	10,502	10,197

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 4,917,423 and 4,916,644 shares, respectively; outstanding 4,917,222 and 4,916,443 shares, respectively	1	1
Additional paid-in capital	54,144	54,104
Accumulated deficit	(48,382)	(46,105)
Accumulated other comprehensive loss	(13)	(13)
Less treasury stock, at cost; 201 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	5,749	7,986
Equity Attributable to Non-controlling interest	1,385	1,653
Total liabilities and shareholders' equity	$38,419	$36,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2015	2014
Revenue:
Exhibition revenue	$5,913	$6,008
Merchandise revenue	1,272	1,345
Management fee	34	138
Licensing fee	30	-
Total revenue	7,249	7,491

Cost of revenue:
Exhibition costs	4,971	3,821
Cost of merchandise sold	538	586
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,509	4,407

Gross profit	1,740	3,084

Operating expenses:
General and administrative	2,866	3,295
Depreciation and amortization	1,038	1,151
Gain on sale of assets	-	(4)
Total operating expenses	3,904	4,442

Loss from operations	(2,164)	(1,358)

Other income and (expense)
Interest expense	(375)	(23)
Other income/(expense)	(6)	18
Total other expense	(381)	(5)

Loss before income taxes	(2,545)	(1,363)

Income tax expense	-	-

Net loss	(2,545)	(1,363)
Less: Net loss attributable to non-controlling interest	268	151
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,277)	$(1,212)

Net loss per share:
Basic loss per common share	$(0.46)	$(0.25)
Diluted loss per common share	$(0.46)	$(0.25)

Shares used in basic per share calculations	4,917,087	4,906,440
Shares used in diluted per share calculations	4,917,087	4,906,440

Comprehensive loss	$(2,277)	$(1,212)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.
Condensed Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,545)	$(1,363)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,038	1,151
Lease abandonment	(106)	(117)
Stock-based compensation	40	73
Allowance for doubtful accounts	-	10
Amortization of deferred financing costs	65	-
Write-off of assets	16	-
Amortization of debt discount	22	21
Gain on sale of assets	-	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(346)	(59)
Decrease in merchandise inventory	26	61
Increase in prepaid expenses	(627)	(391)
Increase in other assets	(46)	(20)
Decrease in income taxes receivable	-	73
Increase in other receivables	-	(10)
(Increase)/decrease in restricted cash	333	(8)
Decrease in long-term development costs	152	83
Increase in accounts payable and accrued liabilities	1,369	1,052
Increase/(decrease) in deferred rent	(239)	5
Increase/(decrease) in deferred revenue	(521)	562
Total adjustments	1,176	2,482
Net cash provided by/(used in) operating activities	(1,369)	1,119

Cash flows from investing activities:
Purchases of property and equipment	(5,166)	(370)
Redemption of certificates of deposit	-	201
Purchase of restricted certificate of deposit	-	(800)
Proceeds from disposal of assets	-	4
Decrease in artifacts	4	6
Net cash used in investing activities	(5,162)	(959)

Cash flows from financing activities:
Deferred financing costs	-	(50)
Payments on capital lease obligations	(14)	(9)
Proceeds from notes payable	3,500	-
Payments on royalty payable	(164)	(220)
Net cash provided by/(used in) financing activities	3,322	(279)

Net decrease in cash and cash equivalents	(3,209)	(119)
Cash and cash equivalents at beginning of period	4,798	3,434
Cash and cash equivalents at end of period	$1,589	$3,315

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$193	$9
Cash received during the period for taxes	$-	$(73)
Supplemental disclosure of non-cash investing and financing activities:
Net assets recognized from execution of royalty agreement	$-	$31
Non-cash payment on royalty payable	$94	$-
Non-cash refinancing of notes payable	$8,000	$-
Non-cash purchase of property and equipment using lease incentive and construction deposit	$4,743	$-
Purchase of property and equipment under capital leases	$290	$-

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

Our exhibitions tour regularly outside the U.S.  Approximately 8.2% of our revenues for the three months ended May 31, 2015 resulted from exhibition revenues outside of the U.S. compared with 10.2% for the three months ended May 31, 2014.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar, which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011, to manage all of the Company’s exhibition management (exhibition division).  This currently includes the operation and management of our “Bodies,” “Titanic” (pursuant to an intercompany agreement with RMST), “Real Pirates,” “The Discovery of King Tut,” “Saturday Night Live,” and “Pompeii” (closed May 25, 2015) exhibitions.  PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

On April 20, 2012, PEM and its wholly-owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC (“AEI”).  The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates”.  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including the exhibit “One Day in Pompeii”, which was being toured by the Company during the first quarter of fiscal 2016.  The Company will operate any such additional properties through its exhibition management subsidiary.  Subsequent to the asset purchase, Newco changed its name to Arts and Exhibitions International, LLC.

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

The restructuring of the Company and changes in its management, reflect that Premier has two operating segments – Exhibition Management (PEM) and Content Management (RMST).

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  We have prepared the accompanying unaudited condensed consolidated financial statements and condensed notes pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting.  Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.  In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of May 31, 2015, our results of operations for the three months ended May 31, 2015 and 2014 and cash flows for the three months ended May 31, 2015 and 2014.  The data in the consolidated balance sheet as of February 28, 2015 was derived from our audited consolidated balance sheet as of February 28, 2015, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.  The unaudited condensed consolidated financial statements include the accounts of Premier, its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.  Our operating results for the three months ended May 31, 2015 are not necessarily indicative of the operating results that may be expected for future periods or the full fiscal year ending February 28, 2016 (“fiscal 2016”).

Significant Accounting Policies

For a description of significant accounting policies, see the Summary of Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2015 Annual Report on Form 10-K.  There have been no material changes to the Company’s significant accounting policies since the filing of the Company’s 2015 Annual Report on Form 10-K.

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

Preparation of Financial Statements - Going Concern Update 2014-15 (ASU 2014-15)

In August 2014, FASB issued Accounting Standards Update No. 2014-15, “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements - Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

Note 2.     Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended May 31,
	2015	2014

Numerator:
Net loss attributable to shareholders (in thousands)	$(2,277)	$(1,212)

Denominator:
Basic weighted-average shares outstanding	4,917,087	4,906,440
Effect of dilutive stock options and warrants	-	-
Diluted weighted-average shares outstanding	4,917,087	4,906,440

Net loss per share:
Basic	$(0.46)	$(0.25)
Diluted	$(0.46)	$(0.25)

Equity based awards are not included in the per share computation because the option exercise price was greater than the average market price of the common share. The number of shares excluded for the three months ended May 31, 2015 and 2014 was 91,167.

Note 3.     Notes Payable, Royalty Payable, and Capital Lease Obligations

Notes Payable

On October 17, 2011, the Company entered into an asset purchase agreement (the “Agreement”) to purchase the assets of a Titanic-themed exhibition (Titanic: The Experience or “TTE”) in Orlando, Florida, from Worldwide Licensing & Merchandising, Inc. and its shareholder, G. Michael Harris (together, “Worldwide”). Pursuant to the Agreement, the Company purchased the assets of the Orlando exhibition from Worldwide in an installment sale.  The Company agreed to pay Worldwide directly a total of $800 thousand over a two-year period, and also agreed to assume rental and other arrearages owed by Worldwide, totaling $720 thousand, which the Company will pay over a four-year period.  Based upon an interest rate of 7.6% the net present value of these payments was approximately $1,377 thousand as of the date of the transaction.

As of May 31, 2015, the short-term portion of the note payable was $193 thousand and relates to rental and other arrearages payable on behalf of Worldwide.  The final payment on this note payable is due in December 2015.

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

On April 2, 2015, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) whereby it will combine with Dinoking Tech Inc. (“DK”). In addition, on April 2, 2015, an investor group agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  As of May 31, 2015, the investor group had assumed and repaid the $8.0 million Pentwater note and approved an additional $3.5 million in funding.  The full $11.5 million is included in short-term notes payable; the additional $2 million were provided in June 2015.  The $3.5 million was used to continue funding improvements on the building at 417 Fifth Avenue, and to complete our “Saturday Night Live: The Exhibition.”  The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum and carry the same guarantees and collateral as the Pentwater loans noted above.  See Note 6. Liquidity and Capital Resources for further discussion of this note payable.

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

On April 17, 2014, PEM and AEG terminated the Promissory Note. As part of the termination of the Promissory Note, PEM and AEG entered into a revenue payment agreement (the “Revenue Payment Agreement”) providing for modified future payments to AEG with respect to bookings of acquired exhibitions.  Pursuant to the Revenue Payment Agreement, going forward PEM will make royalty payments to AEG equal to (a) 90% of net revenues from future bookings and (b) 20% of the net revenues from proposed exhibitions acquired from AEG that are ultimately developed and presented.   “Net Revenues” are determined after deduction by PEM of the direct expenses of operating the exhibitions.  Pursuant to the Revenue Payment Agreement, AEG will pay to PEM a management fee of 10% of gross revenues (after deducting any booking fees) for each calendar year thereafter; provided that the management fee shall not be less than the following minimum fees: $500,000 in calendar year 2014; and $125,000 in calendar years 2015 and 2016.

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

Beginning in the first fiscal quarter of 2015, revenues, expenses, assets, and liabilities related to these exhibitions are recorded on a gross reporting basis in the Company’s consolidated financial statements since we are now the primary obligor under these agreements, are fulfilling the customer agreements with assets that the Company has all rights and title to, rather than acting in a management capacity as it was prior to the amendment, have latitude to determine pricing and retain future profits from the arrangement with customers, and retain the credit risk with customers.  The majority of the assets and liabilities added as a result of this are restricted cash and deferred revenue.

During the fourth quarter of fiscal 2015, the Company, using Level 3 inputs based upon FASB ASC 820, updated the expected future cash flows of the exhibitions and discounted the cash flows at 12.0% to estimate the future payment to AEG Live, LLC based upon the revenue payment agreement.  As a result of this review, the royalty payable was reduced by $338 thousand to reflect the updated estimated future payments under the revenue payment agreement. The significant unobservable inputs used in the fair value measurement are forecasts of expected future annual cash flows as developed by the Company's management.  Significant increases or decreases in these unobservable inputs in isolation would likely result in a significantly higher or lower fair value measurement.  In addition, we evaluated the Company’s future rights fees as part of this update and determined that the future rights fees were impaired by $2.7 million.

As of May 31, 2015, the short-term portion of the royalty payable was $268 thousand and the long-term portion was $207 thousand.

Capital Lease Obligations

The Company leases certain computer and security equipment under capital leases.  During the first quarter of fiscal 2016, the Company entered into capital leases for $290 thousand. As of May 31, 2015, the balance sheet reflects the short-term portion of capital lease obligations of $72 thousand and the long-term portion of $267 thousand.

Note 4.     Legal Proceedings and Contingencies

Status of Salvor-in-Possession and Interim Salvage Award Proceedings

The Company has been party to a salvage case titled RMS Titanic, Inc. v. The Wrecked and Abandoned Vessel, et al., in rem for over 20 years.  The Company has served as sole salvor-in-possession of the Titanic wreck site since 1994.  On August 12, 2010, the U. S. District Court for the Eastern District of Virginia (the “District Court”) issued an opinion granting a salvage award to RMST based upon the Company’s work in recovering and conserving over three thousand artifacts from the wreck of Titanic during its expeditions conducted in 1993, 1994, 1996, 1998, 2000, and 2004 (the “Post 1987 Artifacts”).  The Company was awarded 100 percent of the fair market value of the artifacts, which the District Court set at approximately $110 million. The District Court reserved the right to determine whether to pay the Company a cash award from proceeds derived from a judicial sale, or in the alternative, to issue the Company an in-specie award of title to the artifacts with certain covenants and conditions which would govern their maintenance and future disposition.

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
•
The combined collections can only be sold together, in their entirety, and any purchaser of the collections would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and

•
RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to make quarterly $25 thousand payments.  The balance in the Reserve Fund as of May 31, 2015 is $383 thousand, including interest income.

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

Status of International Treaty Concerning the Titanic Wreck

The U.S. Department of State (the “State Department”) and the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce (“NOAA”) are working together to implement an international treaty (the “Treaty”) with the governments of the United Kingdom, France and Canada concerning the Titanic wreck site. If implemented in this country, the Treaty could affect the manner in which the District Court monitors the Company’s salvor-in-possession rights to the Titanic. These rights include the exclusive right to recover artifacts from the wreck site, claim possession of and perhaps title to artifacts recovered from the site, and display recovered artifacts. Years ago the Company voiced objections to the State Department regarding the participation of the U.S. in efforts to reach an agreement governing salvage activities with respect to the Titanic. The proposed Treaty, as drafted, did not recognize the Company’s existing salvor-in-possession rights to the Titanic. The United Kingdom signed the Treaty in November 2003, and the U.S. signed the Treaty in June 2004. For the Treaty to take effect, the U.S. must enact implementing legislation. As no implementing legislation has been passed, the Treaty currently has no binding legal effect.

 In August 2011, the State Department and NOAA resubmitted draft legislation to Congress.  Since that time, RMST has worked with the U.S. Government to develop a number of textual modifications to this proposed implementing legislation to address the Company’s concerns.  The proposed legislation has not passed and presently appears to be stalled.

Other Litigation

On December 17, 2014, the Company filed suit against James Beckmann and his company, Image Quest Worldwide, Inc., in the District Court of Clark County, Nevada.  The suit alleges that Image Quest Worldwide breached its July 19, 2010, sublease with the Company with respect to certain space at the Luxor Hotel and Casino. As an inducement to the Company to execute the sublease, James Beckman, the principal of Image Quest Worldwide, Inc., signed a personal guarantee which is enforceable if Image Quest fails to satisfy its obligations under the Sublease. The suit alleges that Image Quest failed to pay over $1.4 million in payments required under the Sublease. On April 24, 2015, Mr. Beckmann and Image Quest Worldwide answered the suit and filed a counterclaim against the Company for fraudulent inducement, alleging that the Company interfered with their right under the sublease to utilize the box-office to sell tickets to their exhibition. Mr. Beckmann and Image Quest Worldwide seek damages in excess of $10 thousand. The Company cannot currently determine whether Image Quest Worldwide, Inc. or Mr. Beckman have sufficient funds to pay some or all of the outstanding debt, and the outcome of the Company’s claims and the counterclaim are not readily determinable at this time.

On December 7, 2014 Cyrus Milanian and Faan Qin filed suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company infringed their trademark. The plaintiffs seek damages in excess of $1 million. These plaintiffs have previously filed a number of similar nuisance actions against the Company, all of which have been dismissed at early stages. The lawsuit is in its early stages and the Company cannot presently opine on the outcome of the case.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimeaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand.  As of May 31, 2015 a receivable of $11 thousand, net of allowance for doubtful accounts of $210 thousand, is included in the Company’s accounts receivable.

On February 26, 2013, the Company filed suit in the U.S. District Court for the Northern District of Georgia, Atlanta Division against Thomas Zaller and his companies, Imagine Exhibitions, Inc. and Imagine Exhibitions, PTE, LTD. Mr. Zaller is a former executive of the Company. The suit alleged that Mr. Zaller and his companies fraudulently obtained certain of the Company’s confidential and proprietary intellectual property related to the design of its Titanic exhibitions, and unlawfully used that intellectual property in the development of their own competing Titanic exhibition, which was initially presented at the Venetian Macau, and then marketed around the world. In the suit, the Company brought claims against Mr. Zaller personally for conversion, breach of contract, and misappropriation of trade secrets under Georgia law.  The Company also brought claims against Mr. Zaller and his companies for unjust enrichment, fraud, fraudulent inducement, and trade dress violations under the Lanham Act.  The Company sued for unspecified damages.

On April 22, 2013, Kingsmen Exhibits PTE, Ltd. filed suit against the Company in the High Court of the Republic of Singapore. This suit followed extensive correspondence between the Company and the Kingsmen companies regarding the allegations of wrongdoing by the Kingsmen companies, along with their partners Thomas Zaller and his companies. Kingsmen sought a judgment declaring that they did not violate the Singapore Copyright Act and the Singapore Trademark Act and prohibiting the Company from continuing to make claims that Kingsmen infringed the Company’s copyrights and trademarks. Kingsmen also sought unspecified damages from the Company related to actions taken by the Company to protect its confidential and proprietary intellectual property. On December 18, 2013, the Company filed a counterclaim against Kingsmen Exhibits PTE, Ltd. in that lawsuit.  In the counterclaim, the Company alleged that Kingsmen unlawfully competed against the Company in the development and operation of its competing Titanic exhibition. Specifically, the Company alleged that Kingsmen infringed on its copyrights by unlawfully obtaining and using the Company’s design files to build its exhibitions.  The Company sought to enjoin Kingsmen from continuing to infringe on its rights, and for unspecified damages related to the infringement.

On December 2, 2014, the Company entered into a Full and General Mutual Release, Settlement and Confidentiality Agreement (the “Agreement”) with Thomas Zaller, Imagine Exhibitions, Inc., Imagine Exhibitions, Inc., Imagine Exhibitions PTE, Ltd., and TZ, Inc. (collectively, the “Zaller Parties”), and Kingsmen Exhibits PTE, Ltd and Kingsmen Creative, Ltd (collectively the “Kingsmen Parties”). The Agreement settled the litigation between the Company and the Zaller Parties in the United States District Court for the Northern District of Georgia, Atlanta Division, and between the Company and the Kingsmen Parties in the High Court of the Republic of Singapore.

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

On February 14, 2014, SeaVentures, Ltd.  filed suit against the Company in the Circuit Court for the Ninth Judicial District of Orange County, Florida.  The suit alleged that the Company breached a license agreement with SeaVentures under which the Company was required to present certain joint exhibitions containing both Titanic artifacts and artifacts recovered from the RMS Carpathia owned by SeaVentures. SeaVentures sought $743 thousand, plus interest and costs.

On April 3, 2015, RMST and the Company entered into a Full and General Mutual Release, Settlement and Confidentiality Agreement with Seaventures which settled the litigation. Under the settlement, the Company agreed to pay Seaventures $425 thousand, as follows: $75 thousand on or before April 10, 2015, $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition, the Company agreed to stage at least two joint exhibitions presenting Carpathia and Titanic artifacts within 24 months from the date of execution of the Agreement. The Company will pay Seaventures a portion of the net revenues from those joint exhibition or a per ticket fee, depending on the location of the joint exhibition.   In fiscal year 2015, the Company recorded a liability for this settlement of $344 thousand, net of an $81 thousand discount at 12%, to reflect the present value of the future payments.  The balance as of May 31, 2015 is $278 thousand.

Legal Proceedings

The Company is currently involved in certain legal proceedings. To the extent that a loss related to a contingency is reasonably estimable and probable, the Company accrues an estimate of that loss. Because of the uncertainties related to both the amount and range of loss on certain pending litigation, the Company may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such litigation. As information becomes available, the Company assesses any potential liability related to pending litigation and makes or, if necessary, revises its estimates. Such revisions to estimates of potential liability could materially impact the Company’s results of operations and financial position.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial condition.

Revenue and Sales and Use Tax Examinations

As of May 31, 2015, the Internal Revenue Service (“IRS”) has completed examination of the Company’s federal tax returns for the fiscal years ended February 28 (29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination. On May 1, 2015 the Company received notice from the IRS that the Company’s tax return for the fiscal year ended February 28, 2013 had been selected for examination.  On July 2, 2015, the Company received notice from the IRS that the tax return of Premier Exhibition Management, LLC for the fiscal year ended February 28, 2013 had been selected for examination. The examinations are expected to begin in the second fiscal quarter of 2016.  In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York completed its most recent examination of the Company’s sales and use tax returns for its operations in the State of New York for all periods through May 31, 2012.  The State of New York assessed additional sales and use tax of approximately $374,000 as it relates to the Company’s presentation of its Bodies exhibition at the South Street Seaport during this time period. This amount has been accrued in the Company’s financial statements. The Company has appealed this assessment on the grounds that the license agreement which governs the human anatomy specimens is not subject to sales and use tax. The Company has requested a hearing before an administrative tax tribunal.

Note 5.     Segment Information

The Company has two reportable segments - Exhibition Management and RMS Titanic.  The Exhibition Management segment involves the management of all of the Company’s exhibition operations, including the operation and management of Premier’s “Bodies,” “Titanic” (through an inter-company agreement with RMST), “Real Pirates,” “The Discovery of King Tut,” “Saturday Night Live,” and “Pompeii” (closed May 25, 2015) exhibitions. The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly-owned subsidiary, Premier Merchandising, LLC.   The RMS Titanic segment manages the Company’s rights to the Titanic assets, including title to all of the recovered artifacts in the Company’s possession and all of the intellectual property (video, photos, maps, etc.) related to the recovery of the artifacts and research of the ship.  In addition, the RMS Titanic segment manages the Company’s responsibilities as salvor-in-possession of the Titanic wreck site.

Revenue derived from exhibitions presented outside of the U.S. was $595 thousand and $763 thousand for the three months ended May 31, 2015 and 2014, respectively.  The Company’s foreign exhibitions are all touring.  As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $292 thousand and $311 thousand reported for the RMS Titanic segment for the three months ended May 31, 2015 and 2014, respectively.  This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment.  Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated to the RMS Titanic segment based on an intercompany agreement between PEM and RMST for corporate shared services.  The remaining corporate expenses and income taxes are allocated to the Exhibition Management segment.

The following tables reflect the Statements of Operations for the three months ended May 31, 2015 and 2014 by segment (in thousands):

	Three Months Ended May 31, 2015
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,249	$292	$(292)	$7,249
Cost of revenue (exclusive of depreciation and amortization)	5,801	-	(292)	5,509
Gross profit	1,448	292	-	1,740

Operating expenses:
General and administrative	2,607	259	-	2,866
Depreciation and amortization	1,038	-	-	1,038
Total Operating expenses	3,645	259	-	3,904

Income/(loss) from operations	(2,197)	33	-	(2,164)

Other expense	(381)	-	-	(381)

Income/(loss) before income tax	(2,578)	33	-	(2,545)

Income tax expense	-	-	-	-

Net income/(loss)	(2,578)	33	-	(2,545)
Less: Net loss attributable to non-controlling interest	268	-	-	268
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(2,310)	$33	$-	$(2,277)

	Three Months Ended May 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$7,491	$311	$(311)	$7,491
Cost of revenue (exclusive of depreciation and amortization)	4,718	-	(311)	4,407
Gross profit	2,773	311	-	3,084

Operating expenses:
General and administrative	2,998	297	-	3,295
Depreciation and amortization	1,151	-	-	1,151
Gain on disposal of property and equipment	(4)	-	-	(4)
Total Operating expenses	4,145	297	-	4,442

Income/(loss) from operations	(1,372)	14	-	(1,358)

Other expense	(5)	-	-	(5)

Income/(loss) before income tax	(1,377)	14	-	(1,363)

Income tax expense	-	-	-	-

Net income/(loss)	(1,377)	14	-	(1,363)
Less: Net loss attributable to non-controlling interest	151	-	-	151
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(1,226)	$14	$-	$(1,212)

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

	May 31, 2015	February 28, 2015

Assets:

Exhibition Management	$32,939	$23,374
RMS Titanic	5,350	6,282
Corporate and unallocated	130	600
Total assets	$38,419	$30,256

Expenditures for additions to long-lived assets by segment for the three months ended May 31, 2015 and 2014 are reflected in the table below (in thousands):

Capital Expenditures:

	May 31, 2015	May 31, 2014

Exhibition Management	$5,166	$370
RMS Titanic	-	-
Total capital expenditures	$5,166	$370

Note 6.     Liquidity and Capital Resources

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management LP notes payable and, in fiscal 2016, convertible debt financing under the merger agreement discussed below.  The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On September 30, 2014, the Company entered into a short-term Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP. Together the Notes provided for a loan to the Company in the aggregate amount of $8.0 million. The Notes provided for the payment by the Company of interest on a monthly basis at the rate of 12% per annum, and the Notes matured and were required to be repaid in full on March 31, 2015.

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

On April 2, 2015 the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) whereby it plans to combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of the Company for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  As of May 31, 2015, the investor group has provided $11.5 million of this funding, with the remainder provided in June 2015.  The Company used this funding to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our “Saturday Night Live” exhibition.  The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions.  The shareholder meeting to approve the transaction is expected to be held no later than September 2015. The merger is expected to be completed in September 2015.

While the Company recently repaid a loan of $8.0 million, the Company will have to repay these amounts if the merger transaction does not close.  As a result, the Company will have to refinance the debt or obtain funds to repay the debt in full if that occurs.  In addition, if the merger transaction is terminated under certain conditions the Company would be required to  pay a $1 million breakup fee to DK. The Company could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.  Management believes that the Company’s access to capital depends on near-term improvement to its operating results.

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

Note 7.     Merger Agreement

See Note 6. Liquidity and Capital Resources regarding the Merger Agreement with DK entered into on April 2, 2015.

Upon the closing of the transaction, we expect that the DK shareholders and the investor group will hold 47.0% of the outstanding Premier voting shares, subject to additional contingent payments, and the right to nominate four out of seven board members. Mr. Bao will become the Executive Chairman, President and Chief Executive Officer of Premier while DK will become an indirect wholly-owned subsidiary.

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

Note 8.     Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015.  In consideration for Mr. Weiser’s agreement to provide consulting services the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the Transaction or September 30, 2015.

Note 9.     Subsequent Events

Investor Funding

In June 2015 the Company received the remaining $2 million in investor funding discussed in Note 3. Notes Payable, Royalty Payable, and Capital Lease Obligations above.

Internal Revenue Service Examination

On July 2, 2015, the Company received notice from the Internal Revenue Service that the tax return of Premier Exhibition Management, LLC for the fiscal year ended February 28, 2013 had been selected for examination. This examination is expected to begin in the second fiscal quarter of 2016.

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

In this report, the terms “Premier Exhibitions, Inc.,” the “Company,” “Premier”, “we,” “us,” and “our” mean Premier Exhibitions, Inc., a Florida corporation and its subsidiaries.  The condensed consolidated financial statements include the accounts of Premier, its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions, and its consolidated joint venture.

You are urged to read the risk factors described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015 (“fiscal 2015”), as filed with the SEC.  Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.  The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.

 The principal executive offices of Premier Exhibitions, Inc. and its subsidiaries are located at 3340 Peachtree Road, NE, Suite 900, Atlanta, Georgia 30326, and the Company’s telephone number is (404) 842-2600.  The Company is a Florida corporation and maintains websites located at www.premierexhibitions.com, www.snltheexhibition.com, www.thetitanicstore.com, www.thekingtutstore.com,  www.bodiestheexhibitionstore.com and www.thesnlstore.com.  Information on Premier’s websites is not part of this report.

Overview

Premier Exhibitions, Inc. and subsidiaries are in the business of presenting to the public museum-quality touring exhibitions around the world.  Since our establishment, we have developed, deployed, and operated unique exhibition products that are presented to the public in exhibition centers, museums, and non-traditional venues.   Income from exhibitions is generated primarily through ticket sales, third-party licensing, sponsorships and merchandise sales.

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

The exhibition management division includes our exhibition operations and merchandising operations.  We formed the entity Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations.  This currently includes the operation and management of our “Bodies,” “Titanic” (pursuant to an intercompany agreement with RMST), “Real Pirates,” “The Discovery of King Tut,” “Saturday Night Live,” and “Pompeii” (closed May 25, 2015) exhibitions.  PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.  On April 20, 2012, PEM and its wholly-owned subsidiary, PEM Newco, LLC (“Newco”),  both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC.  Subsequent to the asset purchase, Newco changed its name to “Arts and Exhibitions International, LLC” (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.”  The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including the exhibit “One Day in Pompeii,” which was being toured by the Company during the first quarter of fiscal 2016.  The Company will operate any such additional properties through its exhibition management subsidiary. As part of the purchase price for the assets of AEI, 10% of the ownership interest in Premier Exhibition Management LLC was transferred to AEG Live LLC.  This ownership interest is reported as a "non-controlling interest" in our financial statements, and the financials of Premier Exhibition Management LLC are reported on a consolidated basis.

The exhibition management division also includes our exhibition merchandising business, conducted under the Company’s wholly-owned subsidiary, Premier Merchandising, LLC.  This entity has purchased the merchandise rights related to the AEI exhibition properties, and also pursues other exhibition merchandising opportunities.

The restructuring of the Company and changes in its management, reflect that Premier has two operating segments – Exhibition Management (PEM) and Content Management (RMST).

At the close of business on February 27, 2015, we effected a 1 for 10 reverse stock split of our issued common stock.  Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of our common stock outstanding immediately after the reverse stock split as such shareholder held immediately prior to the reverse stock split. The reverse stock split did not affect the number of shares of common stock authorized in the Articles of Incorporation, which is 65,000,000. Because the number of shares of authorized common stock was not affected, the effect of the reverse stock split was to increase the authorized, but unissued, shares of common stock.

On April 2, 2015, we announced that we had entered into a definitive merger agreement (“Merger Agreement”) whereby Premier will combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of Premier for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for general corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City.  As of May 31, 2015, the investor group has provided $11.5 million of this funding, with the remainder provided in June 2015.  We used this funding to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our “Saturday Night Live” exhibition.  The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions.  The shareholder meeting to approve the transaction is expected to be held no later than September 2015. The merger is expected to be completed in September 2015.

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

Upon the closing of the transaction, we expect that the DK shareholders and the investor group will hold 47% of the outstanding Premier voting shares, subject to additional contingent payments, and the right to nominate four out of seven board members. Mr. Bao will become the Executive Chairman, President and Chief Executive Officer of Premier while DK will become an indirect wholly-owned subsidiary.

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

As of May 31, 2015, our portfolio of exhibitions contains the following:

	May 31, 2015
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	3	5	8
"Real Pirates"	-	2	2
"The Discovery of King Tut"	-	1	1
"Saturday Night Live: The Exhibition"	1	-	1
Total Exhibitions	7	12	19

Our touring exhibitions usually span four to six months.  As of May 31, 2015, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California, New York City, New York, and Atlanta, Georgia. Our new New York City location opened on May 30, 2015.

In addition to developing new content for future exhibitions, we continually evaluate our touring capacity and may expand or contract to suit the addressable market for our content.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions.  In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site.  Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck.   As of May 31, 2015, we had the ability to present eight concurrent Titanic exhibitions.  Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts.  As of  May 31, 2015, we had the ability to present seven concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our “Titanic” and “Bodies” exhibitions.

Exhibitions

“Titanic: The Artifact Exhibition and Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts.  The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew.  The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.  The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia.  During the three months ended May 31, 2015, five separate “Titanic” exhibitions were presented at six venues.

Consistent with the Company’s desire to increase its number of permanent exhibitions, on October 17, 2011, the Company purchased the assets of a Titanic-themed exhibition (“Titanic: The Experience” or “TTE”) in Orlando, Florida.  Through this acquisition, the Company now has a presence in the large Orlando tourist market.  The Company has supplemented the acquired exhibitry with authentic Titanic artifacts from our existing collections and also by including assets generated during the 2010 Titanic expedition such as 3D exhibitry and film.

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.”  We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements.  During the three months ended May 31, 2015, four separate “Bodies” exhibitions were presented at four venues.

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

“Saturday Night Live: The Exhibition”

“Saturday Night Live: The Exhibition” tells the story of the late night comedy sensation and pop cultural phenomenon that re-branded and transformed American television.  The exhibition takes visitors through the show’s tight weekly section and its 40-year history.  Visitors can get a behind the scene glimpse and meet SNL’s key players, past and present, through a mix of artifacts, theatrical scenic elements, props, video, multimedia presentations and photographs.  This exhibition opened at our New York City location on May 30, 2015.

 “Real Pirates”

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction.  Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second “Real Pirates” exhibition, which the Company began touring in March 2013.  During the three months ended May 31, 2015, we presented two separate “Real Pirates” exhibitions at three venues.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a license agreement with Semmel Concerts GmbH, a German entity, (“Semmel”) to present an exhibition based on King Tutankhamun. The term of the agreement is five years from the opening date of the exhibition.  The exhibition, titled “The Discovery of King Tut,” uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb.  This exhibition opened at Union Station in Kansas City on April 4, 2014.  During the three months ended May 31, 2015, we presented one “King Tut” exhibition at two venues.

New Content

We continue to pursue new content opportunities. To mitigate the risk associated with building an exhibition and then attempting to book the exhibition after incurring the capital expenditure, we have begun optioning new content opportunities to assess market demand and evaluate the expected return on the investment based on that market assessment. We have signed an exhibit promoter agreement to present an exhibition featuring characters from the Ice Age movie franchise licensed from 20th Century Fox.

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

“Pompeii: One Day in Pompeii”

During the third fiscal quarter of 2014, we, in partnership with the Italian Superintendence for Archaeological Heritage of Naples and Pompeii (SANP), developed a new exhibition on the story of Pompeii that featured over 150 authentic artifacts on loan from the Naples National Archaeological Museum.

The exhibition offered visitors a rare look at some of the most valuable artifacts recovered from the debris of the city of Pompeii, many of which were making their North American debut. The opportunity to present this exhibition was acquired as part of the AEG Live, LLC transaction. During the three months ended May 31, 2015, we presented one “Pompeii” exhibition at one venue.  This exhibition was closed on May 25, 2015, and the artifacts were returned to Italy.

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

2010 Expedition to Titanic Wreck Site

During August and September 2010, our wholly-owned subsidiary RMST, as salvor-in-possession of the RMS Titanic (the “Titanic”) and its wreck site, conducted an expedition to the Titanic wreck site.   RMST brought together an alliance of the world’s leading archaeologists, oceanographers and scientists together with U.S. governmental agencies to join RMST in the 2010 expedition to the wreck site and the post-expedition scientific study.  This alliance included the Woods Hole Oceanographic Institution (“WHOI”), the Institute of Nautical Archaeology (“INA”), the National Oceanic Atmospheric Administration’s Office of the National Marine Sanctuaries (“NOAA/ONMS”), The National Park Service’s Submerged Resources Center (“NPS”) and the Waitt Institute.  Never before had all of these entities partnered to work together on one project.  While all of these parties worked together to participate in the expedition, RMST has sole legal ownership of the film footage, data, and other assets generated from the expedition.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions tour regularly outside the United States.  Approximately 8.2% of our revenues for the three months ended May 31, 2015 resulted from exhibition revenues outside of the U.S. compared with 10.2% for the three months ended May 31, 2014.  Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended May 31, 2015 Compared to the Quarter Ended May 31, 2014

An analysis of our condensed consolidated statements of operations for the three months ended May 31, 2015 and 2014, with percentage changes, follows:

	Three Months Ended May 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$7,249	$7,491	(3.2	) %
Cost of revenue (exclusive of depreciation and amortization)	5,509	4,407	25.0%
Gross profit	1,740	3,084	(43.6	) %
Gross profit as a percent of revenue	24.0%	41.2%

Operating expenses	3,904	4,442	(12.1	) %
Loss from operations	(2,164)	(1,358)	59.4%

Other expense	(381)	(5)	7,520.0%

Loss before income tax	(2,545)	(1,363)	86.7%

Income tax expense	-	-	N/A
Effective tax rate	0.0%	0.0%

Net loss	(2,545)	(1,363)	86.7%
Less: Net loss attributable to non-controlling interest	268	151	77.5%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,277)	$(1,212)	87.9%

Loss per share:
Basic	$(0.46)	$(0.25)
Diluted	$(0.46)	$(0.25)

Revenue.  During the quarter ended May 31, 2015, total revenue decreased by $242 thousand, or 3.2% to $7.2 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended May 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$4,840	$4,665
Non-refundable license fees for current exhibitions	1,073	1,343
Total Exhibition revenue	5,913	6,008
Merchandise and Other	1,272	1,345
Management fee	34	138
Licensing fee	30	-
Total Revenue	$7,249	$7,491

Key Non-financial Measurements
Total number of exhibitions presented	17	20
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	8	8
Exhibitions rented to promoters or museums	2	6
Total operating days for semi-permanent, partner and rented exhibitions	1,078	1,426
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	445	496
Average attendance per day for semi-permanent and partnered exhibitions presented	484	462
Average ticket price for semi-permanent and partnered exhibitions presented	$18.04	$15.18
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.63	$2.67

Semi permanent exhibitions:
Total operating days	554	552
Total attendance (in 000's)	190	206
Average attendance per day	344	373
Average ticket price	$21.42	$19.44
Average retail per attendee	$3.58	$3.28

Exhibition revenue decreased by $95 thousand to $5.9 million primarily due to a decrease in the number of exhibitions rented to promoters or museums in the first quarter of fiscal 2016.

With 17 exhibits presented, the Company experienced a decrease in attendance from 496 thousand in the first fiscal quarter of 2015 to 445 thousand in first fiscal quarter of 2016. We attribute this decrease in attendance to fewer exhibitions being presented in the current fiscal quarter.  Revenue from self-run exhibitions was 63.2% of total revenue in the first quarter of fiscal 2016, compared to 62.6% of revenue for the first quarter of fiscal 2015. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $73 thousand to $1.3 million for the three months ended May 31, 2015.  Merchandise revenue decreased due to fewer exhibitions presented in the first quarter of fiscal 2016 offset partially by an increase in average retail per attendee for semi-permanent exhibitions.

Cost of revenue. During the three months ended May 31, 2015, total cost of revenue increased by $1.1 million, or 25.0%, to $5.5 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2015	May 31, 2014	2015 vs. 2014

Exhibition costs

Production	$353	$358	(1.4	) %
Operating Expenses	3,503	2,359	48.5%
Marketing	1,115	1,104	1.0%
	4,971	3,821	30.1%
Exhibition expense as percent of exhibition revenue	84.1%	63.6%

Cost of merchandise	538	586	(8.2	) %
Cost of merchandise as percent of merchandise revenue	42.3%	43.6%

Total	$5,509	$4,407	25.0%
Cost of revenue as a percent of total revenue	76.0%	58.8%

Exhibition expense increased from 63.6% of exhibition revenue in the first quarter of 2015 to 84.1% in the first quarter of fiscal 2016 due mainly to the additional expense related to our New York City location of $1.0 million.

Cost of merchandise as a percent of merchandise revenue decreased from 43.6% in the first quarter of fiscal 2015 to 42.3% in the first quarter of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $3.1 million or 41.2% during the three months ended May 31, 2014 to $1.7 million or 24.0% of revenue for the three months ended May 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $0.4 million to $2.9 million for the three months ended May 31, 2015 compared to the same period last year.  The decrease is primarily due to a decrease in compensation expense of $585 thousand offset partially by an increase in professional fees related to merger expenses.

Our depreciation and amortization expenses decreased by $113 thousand from the prior year. The decrease is attributable to the Company having older assets that have become fully depreciated.

Other expense.  We recognized interest expense of $375 thousand on the Company’s debt during first quarter of fiscal 2016 as compared to $23 thousand in the first quarter of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss  of $2.3 million for the three months ended May 31, 2015 as compared to net loss of $1.2 million for the same period last year due mainly to the additional expense related to our New York City location of $1.0 million with limited corresponding revenue to offset the expenses since our Saturday Night Live exhibition was not opened until May 30, 2015.

The Quarter Ended May 31, 2015 Compared to the Quarter Ended May 31, 2014 – Segment results

Exhibition Management

An analysis of operations for our Exhibition Management segment for the three months ended May 31, 2015 and 2014, with percentage changes, follows:

	Three Months Ended May 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$7,249	$7,491	(3.2)%
Cost of revenue (exclusive of depreciation and amortization)	5,801	4,718	23.0%
Gross profit	1,448	2,773	(47.8	) %
Gross profit as a percent of revenue	20.0%	37.0%

Operating expenses	3,645	4,145	(12.1)%
Loss from operations	(2,197)	(1,372)	60.1%

Other expense	(381)	(5)	7,520.0%

Loss before income tax	(2,578)	(1,377)	87.2%

Income tax expense	-	-	N/A
Effective tax rate	0.0%	0.0%

Net loss	(2,578)	(1,377)	87.2%
Less: Net loss attributable to non-controlling interest	268	151	77.5%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,310)	$(1,226)	88.4%

Revenue.  During the quarter ended May 31, 2015, total revenue decreased by $242 thousand, or 3.2% to $7.2 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended
	May 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$4,840	$4,665
Non-refundable license fees for current exhibitions	1,073	1,343
Total Exhibition revenue	5,913	6,008
Merchandise and Other	1,272	1,345
Management fee	34	138
Licensing fee	30	-
Total Revenue	$7,249	$7,491

Key Non-financial Measurements
Total number of exhibitions presented	17	20
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	8	8
Exhibitions rented to promoters or museums	2	6
Total operating days for semi-permanent, partner and rented exhibitions	1,078	1,426
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	445	496
Average attendance per day for semi-permanent and partnered exhibitions presented	484	462
Average ticket price for semi-permanent and partnered exhibitions presented	$18.04	$15.18
Average retail per attendee for semi-permanent and partnered exhibitions presented	$2.63	$2.67

Semi permanent exhibitions:
Total operating days	554	552
Total attendance (in 000's)	190	206
Average attendance per day	344	373
Average ticket price	$21.42	$19.44
Average retail per attendee	$3.58	$3.28

Exhibition revenue decreased by $95 thousand to $5.9 million primarily due to a decrease in the number of exhibitions rented to promoters or museums in the first quarter of fiscal 2016.

With 17 exhibits presented, the Company experienced a decrease in attendance from 496 thousand in the first fiscal quarter of 2015 to 445 thousand in first fiscal quarter of 2016. We attribute this decrease in attendance to fewer exhibitions being presented in the current fiscal quarter.  Revenue from self-run exhibitions was 63.2% of total revenue in the first quarter of fiscal 2016, compared to 62.6% of revenue for the first quarter of fiscal 2015. These comparisons exclude the AEI portfolio.

Merchandise revenue decreased $73 thousand to $1.3 million for the three months ended May 31, 2015.  Merchandise revenue decreased due to fewer exhibitions presented in the first quarter of fiscal 2016 offset partially by an increase in average retail per attendee for semi-permanent exhibitions.

Cost of revenue. During the three months ended May 31, 2015, total cost of revenue increased by $1.1 million, or 23.0%, to $5.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	May 31, 2015	May 31, 2014	2015 vs. 2014

Exhibition costs

Production	$353	$358	(1.4)%
Operating Expenses	3,795	2,670	42.1%
Marketing	1,115	1,104	1.0%
	5,263	4,132	27.4%
Exhibition expense as percent of exhibition revenue	89.0%	68.8%

Cost of merchandise	538	586	(8.2)%
Cost of merchandise as percent of merchandise revenue	42.3%	43.6%

Total	$5,801	$4,718	23.0%
Cost of revenue as a percent of total revenue	80.0%	63.0%

Exhibition expense increased from 68.8% of exhibition revenue in the first quarter of 2015 to 89.0% in the first quarter of fiscal 2016 due mainly to the additional expense related to our New York City location of $1.0 million.

Cost of merchandise as a percent of merchandise revenue decreased from 43.6% in the first quarter of fiscal 2015 to 42.3% in the first quarter of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of goods sold resulted in a decrease in our gross profit from $2.8 million or 37.0% of revenue during the three months ended May 31, 2014 to $1.4 million or 20.0% of revenue for the three months ended May 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $0.4 million to $2.9 million for the three months ended May 31, 2015 compared to the same period last year.  The decrease is primarily due to a decrease in compensation expense of $585 thousand offset partially by an increase in professional fees related to merger expenses.

Our depreciation and amortization expenses decreased by $113 thousand from the same period last year. The decrease is attributable to the Company having older assets that have become fully depreciated.

Other expense.  We recognized interest expense of $375 thousand on the Company’s debt during first quarter of fiscal 2016 as compared to $23 thousand in the first quarter of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss  of $2.3 million for the three months ended May 31, 2015 as compared to net loss of $1.2 million for the same period last year due mainly to the additional expense related to our New York City location of $1.0 million with limited corresponding revenue to offset the expenses expenses since our Saturday Night Live exhibition was not opened until May 30, 2015.

RMS Titanic

An analysis of operations for our RMS Titanic segment for the three months ended May 31, 2015 and 2014 with percent changes follows:

	Three Months Ended May 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$292	$311	(6.1)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	-%
Gross profit	292	311	(6.1)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	259	297	(12.8)%
Income from operations	33	14	135.7%

Income tax expense	-	-	N/A %

Net income	$33	$14	135.7%

Revenue.  During the three months ended May 31, 2015, total revenue decreased by $19 thousand, or 6.1%, to $292 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $2.9 million from $3.1 million, royalty revenue decreased accordingly.

Operating Expenses. Operating expenses for the three months ended May 31, 2015 decreased 12.8% from the same period in the prior year due to a decrease in the expenses related to the calculation of the administrative fee.

Net income attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the three months ended May 31, 2015 of $33 thousand compared to net income of $14 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

Our operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management LP notes payable and, in fiscal 2016, convertible debt financing under the merger agreement discussed below.  We have incurred net losses for the majority of the past several years. Moving forward, we expect to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

On April 2, 2015 we announced that we had entered into a definitive merger agreement (the “Merger Agreement”) whereby Premier plans to combine with Dinoking Tech Inc. (“DK”). In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier.  As of May 31, 2015, the investor group has provided $11.5 million of this funding, with the remainder provided in June 2015.  We used this funding to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our Saturday Night Live Exhibition.  For additional information, see Note 6. Liquidity and Capital Resources to our Consolidated Financial Statements.

While we recently repaid a loan of $8.0 million to Pentwater Capital, we will have to repay these amounts if the merger transaction does not close.  As a result, we will have to refinance the debt or obtain funds to repay the debt in full if that occurs.  In addition, if the merger transaction is terminated under certain conditions the Company would be required to pay a $1 million breakup fee to DK.Premier could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.  Management believes that Premier’s access to capital depends on near-term improvement to its operating results.

If the Merger Agreement is not approved, or a public or private placement of equity securities or of convertible promissory notes, including potentially to some of Premier’s existing shareholders, is not completed, Premier may have to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if Premier does not meet its payment obligations to third parties as they come due, Premier may be subject to an involuntary bankruptcy proceeding or other litigation claims. Even if Premier were successful in defending against these potential claims and proceedings, such claims and proceedings could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If Premier makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, Premier may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following tables reflect selected information about our cash flows during the three months ended May 31, 2015 and 2014:

Selected cash flow information:

	Three Months Ended May 31,
	2015	2014

Net cash provided by/(used in) operating activities	$(1,369)	$1,119
Net cash used in investing activities	(5,162)	(959)
Net cash provided by/(used in) financing activities	3,322	(279)
Net decrease in cash and cash equivalents	$(3,209)	$(119)

Operating Activities. For the first fiscal quarter of 2016, cash used in operating activities was $1.4 million as compared to net cash provided in operating of $1.1 million in the prior year period.  The decrease in cash flow from operating activities is mainly due to an increase in the Company’s net loss and a decrease in the deferred revenue.

 Investing Activities.  Cash used in investing activities was $5.2 million for the first quarter of fiscal 2016 as compared to $1.0 million in the prior year.  Of the cash used in investing activities first quarter of fiscal 2016, $5.2 million was used to purchase fixed assets for our New York City location.  Of the cash used in investing activities in the first fiscal quarter of 2015, the majority, $800 thousand, was used to purchase a restricted certificate of deposit for our New York City lease.  In addition, we purchased property and equipment for $370 thousand for the first fiscal quarter of 2015. The majority of the property and equipment purchases for the first fiscal quarter of 2015, related to the $300 thousand the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement.   For the first fiscal quarter of 2015, these were partially offset by the redemption of a certificate of deposit of $201 thousand.

Financing Activities.  Cash provided by financing activities was $3.3 million for the first fiscal quarter of 2016 compared to cash used in financing activities of $279 thousand for the first fiscal quarter of 2015.  Cash provided by financing activities for the first quarter of fiscal 2016 is primarily due to $3.5 million in proceeds from notes payable partially offset by $164 thousand in royalty payments.  Cash used in financing activities for the first quarter of fiscal 2015 relates primarily to the repayment of $220 thousand of the note payable to AEG Live, LLC and $50 thousand in deferred financing cost paid.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2015 other than the changes noted below.

Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015.  In the Consulting Agreement, the parties agreed that the Employment Agreement, dated August 28, 2014, relating to Mr. Weiser’s service as Executive Chairman is terminated and that the payments and benefits under the Separation Agreement and Release, dated June 20, 2014 (the “Separation Agreement”), between Mr. Weiser and the Company will recommence, as contemplated by the Employment Agreement.  In consideration for Mr. Weiser’s agreement to provide consulting services, and in addition to the payments and benefits recommencing under the Separation Agreement, the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the Transaction or September 30, 2015.  The Company also agreed to reimburse Mr. Weiser for the attorney fees incurred by him in negotiating and executing the Consulting Agreement, not to exceed $5,000.  In addition, Mr. Weiser’s outstanding option, dated June 12, 2013, to acquire 15,000 shares of the Company’s common stock was amended to lower the exercise price to $4.48 per share and extend the term for an additional five years.  The Consulting Agreement contains a mutual release of claims and mutual non-disparagement provision.

Litigation Settlement

On February 14, 2014, SeaVentures, Ltd.  filed suit against the Company in the Circuit Court for the Ninth Judicial District of Orange County, Florida.  The suit alleged that the Company breached a license agreement with SeaVentures under which the Company was required to present certain joint exhibitions containing both Titanic artifacts and artifacts recovered from the RMS Carpathia owned by SeaVentures. SeaVentures sought $743 thousand, plus interest and costs.

On April 3, 2015, RMST and the Company entered into a Full and General Mutual Release, Settlement and Confidentiality Agreement with Seaventures which settled the litigation. Under the settlement, the Company agreed to pay Seaventures $425 thousand, as follows: $75 thousand on or before April 10, 2015, $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition, the Company agreed to stage at least two joint exhibitions presenting Carpathia and Titanic artifacts within 24 months from the date of execution of the Agreement. The Company will pay Seaventures a portion of the net revenues from those joint exhibition or a per ticket fee, depending on the location of the joint exhibition.   In fiscal year 2015, the Company recorded a liability for this settlement of $344 thousand, net of an $81 thousand discount at 12%, to reflect the present value of the future payments.  The balance as of May 31, 2015 is $278 thousand.

Capital Lease

During the three months ended May 31, 2015, the Company signed three capital leases for a total of $290 thousand at interest rates ranging from 6.5% to 7.7%.  Total monthly payments under the leases are approximately $6,000 per month for 60 months.  The leases are secured by certain equipment at our Saturday Night Live Exhibition.

Warehouse Lease

On March 2, 2015, the Company signed a lease for warehouse space in Atlanta, Georgia.  The lease term begins March 1, 2015 and expires on February 29, 2016.  Total future minimum payments under the lease are $81,600.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2015.

Item 4.     Controls and Procedures.

Under the supervision and with the participation of our management, including our President,  Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

For the legal proceedings in which the Company is involved, see Note 4. Legal Proceedings and Contingencies to our Consolidated Financial Statements.  There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 28, 2015.

Item 1A. Risk Factors.

For a complete list of our Risk Factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.  During the three months ended May 31, 2015, there were no material changes to our Risk Factors.  You should consider carefully the Risk Factors.  If any of these risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 150,000 shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing will take place through brokers and dealers and may be made under a Rule 10b5-1 plan. The Company did not purchases shares during the first quarter of fiscal 2016.

Item 6.     Exhibits.

See Index to Exhibits on page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: July 10, 2015	By: /s/ Michael J. Little
Michael J. Little,
Interim President and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (Interim Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date

2.1(1)	Merger Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech Inc., 1032403 B.C. Ltd., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	2.1	4/8/2015

10.1	Full and General Mutual Release Settlement and Confidentiality Agreement, dated April 3, 2015, between RMS Titanic, Inc. and Seaventures, Ltd		8-K	10.1	4/8/2015	(5:01 p.m.)

10.2	Form of Support Agreement, to be entered into as of the closing of the proposed merger by and between Premier Exhibitions, Inc. and 1032403 B.C. Ltd		8-K	10.1	4/8/2015	(4:17 p.m.)

10.3	Success Payment Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.2	4/8/2015

10.4	Form of Corporate Governance Agreement, to be entered into as of the closing of the proposed merger by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.3	4/8/2015

10.5	Shareholder Voting Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech, Inc. and Sellers Capital Master Fund, Ltd.		8-K	10.4	4/8/2015

10.6	Form of Shareholder Voting Agreement, dated April 2, 2015, by and among Premier Exhibitions, Inc., Dinoking Tech, Inc. and separately each director and executive officer of Premier Exhibitions, Inc.		8-K	10.5	4/8/2015

10.7	Form of Registration Rights Agreement, to be entered into as of the closing of the proposed merger by and among Premier Exhibitions, Inc., Mr. Daoping Bao and Ms. Nancy Brenner		8-K	10.6	4/8/2015

10.8	Amended and Restated Secured Promissory Note and Guarantee, dated April 2, 2015, issued by Premier Exhibitions, Inc. to Mr. Daoping Bao, as agent for the lenders listed therein		8-K	10.7	4/8/2015

10.9	Consulting Agreement, dated April 2, 2015, by and between Premier Exhibitions, Inc. and Mr. Samuel S. Weiser		8-K	10.8	4/8/2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (2)	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

	__________________

(1) Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and similar attachments to the merger agreement have been omitted from this filing. The Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request; provided, however, that the Company may request confidential treatment for any schedule so furnished.

(2) Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2015 and February 28, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended May 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flow for the three months ended May 31, 2015 and 2014; and (iv) Notes to Condensed Consolidated Financial Statements.