Form 10-Q
period 2015-08-31
PREMIER EXHIBITIONS, INC.
filed 2015-10-15
CIK 796764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-24452

PREMIER EXHIBITIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	20-1424922
(State or other jurisdiction of	(Address of principal executive offices)
incorporation or organization)

3340 Peachtree Road, NE, Suite 900, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant's common stock on October 13, 2015 was 4,917,222.

PREMIER EXHIBITIONS, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED AUGUST 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Premier Exhibitions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	August 31, 2015 (Unaudited)	February 28, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,606	$4,798
Accounts receivable, net of allowance for doubtful accounts of $220	886	1,417
Merchandise inventory, net of reserve of $45 and $25, respectively	997	1,127
Income taxes receivable	9	49
Prepaid expenses	2,963	2,684
Other current assets	556	459
Total current assets	7,017	10,534

Artifacts owned, at cost	2,872	2,881
Salvor's lien	1	1
Property and equipment, net of accumulated depreciation of $24,756 and $22,766, respectively	21,096	11,503
Exhibition licenses, net of accumulated amortization of $5,293 and $6,069, respectively	1,493	1,629
Film, gaming and other application assets, net of accumulated amortization of $2,038 and $1,726, respectively	1,295	1,608
Deferred financing costs, net of accumulated amortization of $383 and $318, respectively	-	65
Future rights fees, net of accumulated amortization of $3,634 and $3,551, respectively	746	829
Construction deposit	-	134
Lease incentive	-	5,899
Restricted cash	68	426
Restricted securities	801	801
Deferred income taxes	60	60
Long-term exhibition costs	200	261
Subrogation rights	250	250
Total Assets	$35,899	$36,881

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,788	$4,782
Deferred rent	-	668
Deferred revenue	2,014	2,901
Deferred income taxes	60	60
Current portion of capital lease obligations	62	31
Current portion of royalty payable, net of discount of $3 and $48, respectively	294	413
Current portion of notes payable, net of discount of $3 and $10, respectively	13,696	8,190
Total current liabilities	21,914	17,045

Long-Term liabilities:
Lease abandonment	785	997
Deferred rent	9,048	8,867
Long-term portion of capital lease obligations	258	32
Long-term portion of royalty payable, net of discount of $48	207	301
Total long-term liabilities	10,298	10,197

Commitment and Contingencies

Shareholders' equity:
Common stock; $.0001 par value; authorized 65,000,000 shares; issued 4,917,423 and 4,916,644 shares, respectively; outstanding 4,917,222 and 4,916,443 shares, respectively	1	1
Additional paid-in capital	54,157	54,104
Accumulated deficit	(51,478)	(46,105)
Accumulated other comprehensive loss	(13)	(13)
Less treasury stock, at cost; 201 shares	(1)	(1)
Equity Attributable to Shareholders of Premier Exhibitions, Inc.	2,666	7,986
Equity Attributable to Non-controlling interest	1,021	1,653
Total liabilities and shareholders' equity	$35,899	$36,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Revenue:
Exhibition revenue	$5,489	$6,755	$11,402	$12,763
Merchandise revenue	1,218	1,409	2,490	2,754
Management fee	32	133	66	271
Licensing fee	-	-	30	-
Total revenue	6,739	8,297	13,988	15,788

Cost of revenue:
Exhibition costs	5,283	4,687	10,254	8,508
Cost of merchandise sold	373	583	911	1,169
Total cost of revenue (exclusive of depreciation and amortization shown separately below)	5,656	5,270	11,165	9,677

Gross profit	1,083	3,027	2,823	6,111

Operating expenses:
General and administrative	2,649	3,735	5,515	7,030
Depreciation and amortization	1,483	1,149	2,521	2,300
Gain on disposal of assets	(33)	-	(33)	(4)
Total operating expenses	4,099	4,884	8,003	9,326

Loss from operations	(3,016)	(1,857)	(5,180)	(3,215)

Interest expense	(444)	(21)	(819)	(44)
Other income/(expense)	-	20	(6)	38

Loss before income taxes	(3,460)	(1,858)	(6,005)	(3,221)

Income tax expense	-	-	-	-

Net loss	(3,460)	(1,858)	(6,005)	(3,221)
Less: Net loss attributable to non-controlling interest	364	205	632	356
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(3,096)	$(1,653)	$(5,373)	$(2,865)

Net loss per share:
Basic loss per common share	$(0.63)	$(0.34)	$(1.09)	$(0.58)
Diluted loss per common share	$(0.63)	$(0.34)	$(1.09)	$(0.58)

Shares used in basic per share calculations	4,917,222	4,907,343	4,917,154	4,906,892
Shares used in diluted per share calculations	4,917,222	4,907,343	4,917,154	4,906,892

Comprehensive loss	$(3,096)	$(1,653)	$(5,373)	$(2,865)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Premier Exhibitions, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

(unaudited)

	Six Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,005)	$(3,221)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,521	2,300
Lease abandonment	(212)	(231)
Gain on disposal of assets	(33)	(4)
Stock-based compensation	53	218
Allowance for doubtful accounts	-	16
Amortization of deferred financing costs	65	-
Write-off of deferred financing costs	-	100
Write-off of assets	16	-
Amortization of debt discount	51	41
Changes in operating assets and liabilities:
Decrease in accounts receivable	437	263
Decrease in merchandise inventory, net of reserve	130	54
Increase in prepaid expenses	(381)	(202)
Increase in other current assets	(97)	(64)
Decrease in income taxes receivable	40	207
Increase in other receivables	-	(16)
(Increase)/decrease in restricted cash	358	(149)
Decrease in long-term development costs	147	23
Increase in accounts payable and accrued liabilities	1,006	1,618
Increase/(decrease) in deferred rent	(487)	538
Increase/(decrease) in deferred revenue	(887)	285
Total adjustments	2,727	4,997
Net cash provided by/(used in) operating activities	(3,278)	1,776

Cash flows from investing activities:
Purchases of property and equipment	(5,259)	(393)
Proceeds from disposal of assets	33	4
Purchase of restricted certificate of deposit	-	(800)
Redemption of certificates of deposit	-	201
Decrease in artifacts	9	11
Net cash used in investing activities	(5,217)	(977)

Cash flows from financing activities:
Proceeds from short-term notes payable	5,500	-
Payments on capital lease obligations	(33)	(17)
Deferred financing costs	-	(100)
Payments on royalty payable	(164)	-
Payments on notes payable	-	(220)
Net cash provided by/(used in) financing activities	5,303	(337)

Effects of exchange rate changes on cash and cash equivalents	-	-

Net increase/(decrease) in cash and cash equivalents	(3,192)	462
Cash and cash equivalents at beginning of period	4,798	3,434
Cash and cash equivalents at end of period	$1,606	$3,896

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$583	$11
Cash received during the period for taxes	$40	$208
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment under capital leases	$290	$-
Non-cash refinancing of notes payable	$8,000	$-
Net assets recognized from execution of royalty agreement	$-	$31
Non-cash payment on royalty payable	$94	$-
Non-cash purchase of property and equipment using lease incentive and construction deposit	$6,033	$-

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

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 8% of our revenues for the three months ended August 31, 2015 compared with 13% for the three months ended August 31, 2014 resulted from exhibition activities outside the U.S. Approximately 8% of our revenues for the six months ended August 31, 2015 compared with 12% for the six months ended August 31, 2014 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

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

We also formed a new entity, Premier Exhibition Management LLC (“PEM”), in September 2011, to manage all of the Company’s exhibition management (exhibition division). This currently includes the operation and management of our “Bodies,” “Titanic” (pursuant to an intercompany agreement with RMST), “Real Pirates,” “The Discovery of King Tut,” and “Saturday Night Live,” exhibitions. PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties.

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

Basis of Presentation

When we use the terms “Premier,” “Company,” “we,” “us” and “our,” we mean Premier Exhibitions, Inc., a Florida corporation, and its subsidiaries. We have prepared the accompanying unaudited condensed consolidated financial statements and unaudited notes to condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) regarding interim financial reporting. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of August 31, 2015, our results of operations for the three and six months ended August 31, 2015 and 2014 and cash flows for the six months ended August 31, 2015 and 2014. The data in the consolidated balance sheet as of February 28, 2015 was derived from our audited consolidated balance sheet as of February 28, 2015, as presented in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015. The unaudited condensed consolidated financial statements include the accounts of Premier and its subsidiaries after the elimination of all significant intercompany accounts and transactions. Our operating results for the three and six months ended August 31, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending February 28, 2016 (“fiscal 2016”).

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015 ASU No. 2015-14 was issued and delays implementation as noted below. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective for periods beginning after December 15, 2017.  Early adoption is permitted for periods beginning after December 15, 2016.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently evaluating the impact of this accounting pronouncement on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014

Numerator:
Net loss attributable to shareholders (in thousands)	$(3,096)	$(1,653)	$(5,373)	$(2,865)

Denominator:
Basic weighted-average shares outstanding	4,917,222	4,907,343	4,917,154	4,906,892
Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted-average shares outstanding	4,917,222	4,907,343	4,917,154	4,906,892

Net loss per share:
Basic	$(0.63)	$(0.34)	$(1.09)	$(0.58)
Diluted	$(0.63)	$(0.34)	$(1.09)	$(0.58)

Equity based awards are not included in the per share computation because the option exercise price was greater than the average market price of the common share. The number of shares excluded for the three and six months ended August 31, 2015 and 2014 was 91,167.

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

As of August 31, 2015, the short-term portion of the note payable was $196 thousand and relates to rental and other arrearages payable on behalf of Worldwide. The final payment on this note payable is due in December 2015.

On September 30, 2014, Premier Exhibitions, Inc. entered into a Secured Promissory Note and Guarantee with each of two affiliates of Pentwater Capital Management LP.  Together the Notes provided for a loan to the Company in the aggregate amount of $8.0 million.  The Notes provided for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum, and the Notes matured on March 31, 2015.  The Notes required the Company to pay a closing fee to the Pentwater affiliates in the aggregate amount of 3% of the loan amount and the fees and expenses incurred by the Pentwater affiliates in connection with the negotiation and execution of the Notes. Deferred financing cost related to this loan totaled $383 thousand and were fully amortized during the first fiscal quarter of 2016.

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

On April 2, 2015, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) whereby it will combine with Dinoking Tech Inc. (“DK”). In addition, on April 2, 2015, an investor group agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City. As of August 31, 2015, the investor group had assumed and repaid the $8.0 million Pentwater note and had provided an additional $5.5 million in funding. The entire $13.5 million is included in short-term notes payable. The $5.5 million was used to continue funding improvements on the building at 417 Fifth Avenue and to complete our “Saturday Night Live: The Exhibition.” The Notes provide for the payment by the Company of interest on a monthly basis at the rate of 12.0% per annum and carry the same guarantees and collateral as the Pentwater loans noted above. See Note 6. Liquidity and Capital Resources for further discussion of this note payable.

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

As of August 31, 2015, the short-term portion of the royalty payable was $294 thousand and the long-term portion was $207 thousand.

Capital Lease Obligations

The Company leases certain computer and security equipment under capital leases. During the first quarter of fiscal 2016, the Company entered into capital leases for $290 thousand. As of August 31, 2015, the balance sheet reflects the short-term portion of capital lease obligations of $62 thousand and the long-term portion of $258 thousand.

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

On August 15, 2011, the District Court granted an in-specie award of title to the artifacts to RMST for the Post 1987 Artifacts. Title to the Post 1987 Artifacts comes with certain covenants and conditions drafted and negotiated by the Company and the United States Government. These covenants and conditions govern the maintenance and future disposition of the artifacts.  These covenants and conditions include the following:

•	The approximately 2,000 “1987 Artifacts” and the approximately 3,500 “Post 1987 Artifacts” must be maintained as a single collection;
•	The combined collections can only be sold together, in their entirety, and any purchaser of the collections would be subject to the same conditions applicable to RMST and the purchase subject to court approval; and
•	RMST must comply with provisions that guarantee the long-term protection of all of the artifacts. These provisions include the creation by RMST of a reserve fund (the “Reserve Fund”). The Reserve Fund is irrevocably pledged to and held for the exclusive purpose of providing a performance guarantee for the maintenance and preservation of the Titanic collection for the public interest. The Company will pay into the Reserve Fund a minimum of twenty five thousand dollars ($25 thousand) for each future fiscal quarter until the corpus of such Reserve Fund equals five million dollars ($5 million). Though not required under the covenants and conditions, the Company may make additional payments into the Reserve Fund as it deems appropriate, consistent with its prior representations to the Court and sound fiscal operations. The Company established the Reserve Fund and funded it with $25 thousand during November 2011 and continues to make quarterly $25 thousand payments. The balance in the Reserve Fund as of August 31, 2015 is $408 thousand, including interest income.

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

On December 7, 2014, Cyrus Milanian and Faan Qin filed suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company infringed their trademark. The plaintiffs seek damages in excess of $1 million. These plaintiffs have previously filed a number of similar nuisance actions against the Company, all of which have been dismissed at early stages. The lawsuit is in its early stages and the Company cannot predict the outcome of the case.

From time to time the Company is or may become involved in other legal proceedings that result from the operation of its exhibitions and business.

Settled Litigation

In April 2011, the Company filed suit in the U.S. District Court for the Northern District of Georgia against Serge Grimaux and his companies, including Serge Grimaux Presents, Inc. and 9104-5773 Quebec, Inc. The suit alleges that Grimaux failed to pay over $800 thousand due and owing the Company under a series of license agreements pursuant to which Mr. Grimaux and his entities presented the Company’s Titanic and human anatomy exhibitions in venues throughout Canada.  The Company settled this litigation on November 10, 2011 for $375 thousand. As of August 31, 2015 a receivable of $6 thousand, net of allowance for doubtful accounts of $215 thousand, is included in the Company’s accounts receivable.

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

On April 3, 2015, RMST and the Company entered into a Full and General Mutual Release, Settlement and Confidentiality Agreement with SeaVentures which settled the litigation. Under the settlement, the Company agreed to pay SeaVentures $425 thousand, as follows: $75 thousand on or before April 10, 2015, $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition, the Company agreed to stage at least two joint exhibitions presenting Carpathia and Titanic artifacts within 24 months from the date of execution of the Agreement. The Company will pay SeaVentures a portion of the net revenues from those joint exhibitions or a per ticket fee, depending on the location of the joint exhibition.   In fiscal year 2015, the Company recorded a liability for this settlement of $344 thousand, net of an $81 thousand discount at 12%, to reflect the present value of the future payments. The balance as of August 31, 2015 is $287 thousand.

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

Revenue and Sales and Use Tax Examinations

As of August 31, 2015, the Internal Revenue Service (“IRS”) has completed examination of the Company’s federal tax returns for the fiscal years ended February 28 (29), 2010, 2009, 2008 and 2007, with no significant adjustments required. The tax years February 28 (29), 2011-2014 remain open to IRS examination. On May 1, 2015 the Company received notice from the IRS that the Company’s tax return for the fiscal year ended February 28, 2013 had been selected for examination. On July 2, 2015 the Company received notice from the IRS that the tax return of Premier Exhibition Management, LLC for the fiscal year ended February 28, 2013 had been selected for examination. The examinations began in the second fiscal quarter of 2016. In addition to the review by the IRS, the Company is, at times, under review by various state revenue authorities.

As of May 8, 2014, the State of New York completed its most recent examination of the Company’s sales and use tax returns for its operations in the State of New York for all periods through May 31, 2012.  The State of New York assessed additional sales and use tax of approximately $374,000 as it relates to the Company’s presentation of its Bodies exhibition at the South Street Seaport during this time period. This amount has been accrued in the Company’s consolidated financial statements. The Company has appealed this assessment on the grounds that the license agreement which governs the human anatomy specimens is not subject to sales and use tax. The Company has requested a hearing before an administrative tax tribunal.

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

Revenue derived from exhibitions presented outside of the U.S. was $548 thousand and $1.1 million for the three months ended August 31, 2015 and 2014, respectively, and $1.1 million and $1.8 million for the six months ended August 31, 2015 and 2014, respectively. The Company’s foreign exhibitions are all touring. As such, the concentration of foreign income in any period is fluid and changes as exhibitions are moved, normally every four to six months.

All reported revenues were derived from external customers, with the exception of $301 thousand and $593 thousand reported for the RMS Titanic segment for the three months and six months ended August 31, 2015, respectively, and $316 thousand and $627 thousand for the three months and six months ended August 31, 2014, respectively. This revenue represents a royalty fee paid by the Exhibition Management segment for the use of Titanic assets in its exhibits, and is reflected as a corresponding cost of revenue in the Exhibition Management segment. Revenue earned and expenses charged between segments are eliminated in consolidation.

Certain corporate expenses are allocated based on intercompany agreements between PRXI, PEM and RMST for shared services.

The following tables reflect the condensed consolidated statements of operations for the three and six months ended August 31, 2015 and 2014 by segment (in thousands):

	Three Months Ended August 31, 2015
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$6,739	$301	$(301)	$6,739
Cost of revenue (exclusive of depreciation and amortization)	5,957	-	(301)	5,656
Gross profit	782	301	-	1,083
Operating expenses:
General and administrative	2,402	247	-	2,649
Depreciation and amortization	1,483	-	-	1,483
Gain on disposal of assets	(33)	-	-	(33)
Total Operating expenses	3,852	247	-	4,099
Income/(loss) from operations	(3,070)	54	-	(3,016)
Other expense	(444)	-		(444)
Income/(loss) before income tax	(3,514)	54	-	(3,460)
Income tax expense	-	-	-	-
Net income/(loss)	(3,514)	54	-	(3,460)
Less: Net loss attributable to non-controlling interest	364	-	-	364
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(3,150)	$54	$-	$(3,096)

	Three Months Ended August 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$8,297	$316	$(316)	$8,297
Cost of revenue (exclusive of depreciation and amortization)	5,586	-	(316)	5,270
Gross profit	2,711	316	-	3,027
Operating expenses:
General and administrative	3,398	337		3,735
Depreciation and amortization	1,149	-		1,149
Total Operating expenses	4,547	337	-	4,884
Loss from operations	(1,836)	(21)	-	(1,857)
Other expense	(1)	-	-	(1)
Loss before income tax	(1,837)	(21)	-	(1,858)
Income tax expense	-	-	-	-
Net loss	(1,837)	(21)	-	(1,858)
Less: Net loss attributable to non-controlling interest	205	-	-	205
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(1,632)	$(21)	$-	$(1,653)

	Six Months Ended August 31, 2015
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$13,988	$593	$(593)	$13,988
Cost of revenue (exclusive of depreciation and amortization)	11,758	-	(593)	11,165
Gross profit	2,230	593	-	2,823
Operating expenses:
General and administrative	5,009	506	-	5,515
Depreciation and amortization	2,521	-	-	2,521
Gain on disposal of assets	(33)	-	-	(33)
Total Operating expenses	7,497	506	-	8,003
Income/(loss) from operations	(5,267)	87	-	(5,180)
Other expense	(825)	-	-	(825)
Income/(loss) before income tax	(6,092)	87	-	(6,005)
Income tax expense	-	-	-	-
Net income/(loss)	(6,092)	87	-	(6,005)
Less: Net loss attributable to non-controlling interest	632	-	-	632
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$(5,460)	$87	$-	$(5,373)

	Six Months Ended August 31, 2014
	(In thousands)

	Exhibition Management	RMS Titanic	Elimination	Total
Revenue	$15,788	$627	$(627)	$15,788
Cost of revenue (exclusive of depreciation and amortization)	10,304	-	(627)	9,677
Gross profit	5,484	627	-	6,111
Operating expenses:
General and administrative	6,396	634	-	7,030
Depreciation and amortization	2,300	-	-	2,300
Gain on disposal of property and equipment	(4)	-	-	(4)
Total Operating expenses	8,692	634	-	9,326
Loss from operations	(3,208)	(7)	-	(3,215)
Other expense	(6)	-	-	(6)
Loss before income tax	(3,214)	(7)	-	(3,221)
Income tax expense	-	-	-	-
Net loss	(3,214)	(7)	-	(3,221)
Less: Net loss attributable to non-controlling interest	356	-	-	356
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(2,858)	$(7)	$-	$(2,865)

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

	As of
	August 31, 2015	February 28, 2015
Exhibition Management	$30,654	$31,203
RMS Titanic	5,162	5,536
Corporate and unallocated	83	142
Total assets	$35,899	$36,881

Expenditures for additions to long-lived assets by segment for the six months ended August 31, 2015 and 2014, respectively, are reflected in the table below (in thousands):

	Six Months Ended August 31,
	2015	2014

Exhibition Management	$5,259	$393
RMS Titanic	-	-
Total capital expenditures	$5,259	$393

Note 6. Liquidity and Capital Resources

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management LP notes payable and, in fiscal 2016, convertible debt financing in connection with the merger agreement discussed below. The Company has incurred net losses for the majority of the past several years. Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

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

On April 2, 2015 the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) whereby it plans to combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of the Company for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for corporate purposes including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City. As of August 31, 2015, the investor group had provided the entire $13.5 million of funding. Upon closing of the merger transaction, the debt will be convertible into shares of the Company based on a price of $4.48 per share, if the conversion is approved by shareholders. The Company used this funding to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our “Saturday Night Live” exhibition. The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions. The shareholder meeting to approve the transaction is expected to be held on October 29, 2015. The merger is expected to be completed on October 29, 2015.

While the Company recently repaid a loan of $8.0 million, the Company will have to repay $13.5 million received in convertible debt funding if the merger transaction does not close. As a result, the Company will have to refinance the debt or obtain funds to repay the debt in full if that occurs. In addition, if the merger transaction is terminated under certain conditions the Company would be required to pay a $1 million breakup fee to DK. The Company could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.

If the Merger Agreement transactions are not approved by shareholders, or additional financing is not obtained, the Company may have to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims, which it would likely not have the resources to defend.

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

The Company’s cash balance as of August 31, 2015 was $1.6 million and accounts payable and accrued liabilities were $5.8 million. In addition, the Company has a working capital deficit of $1.4 million excluding the convertible debt of $13.5 million, which is included in the short term portion of note payable on the balance sheet. Management believes that through management of its cash flow and payment obligations the Company should reach the expected merger date of October 29, 2015 without the need for incremental financing. However, post-merger management believes that the Company will need up to $5.0 million of additional capital to fund ongoing operations and to bring accounts payable and accrued liabilities current. This amount should be sufficient to return the Company to at least break-even operations in the near term, assuming that management’s plan of operations is achieved.

The Company is currently exploring options to solve the liquidity situation, including additional debt or equity financing from DK, the related financing group or other sources.

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

Note 8. Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015. In consideration for Mr. Weiser’s agreement to provide consulting services the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the DK transaction described above or September 30, 2015. The Company was unable to make the final $180,000 payment due to Mr. Weiser on September 30, 2015. The remaining amount to be paid is accrued in the August 31, 2015 consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “project,” “will,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth, improvements to margin and earnings per share growth, funding, consummation and integration of acquisitions, mergers and other significant transactions, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, such statements are dependent upon, and can be influenced by, a number of external variables over which management has little or no control, including but not limited to, general economic conditions, public tastes and demand, competition, the availability of venues, the results of certain legal matters described herein, governmental regulation, cybersecurity breaches, and the efforts of co-sponsors and joint venture participants. As a result, caution should be taken not to place undue reliance on any such forward-looking statements. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Forward-looking statements should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the performance that is ultimately achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.

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

You are urged to read the risk factors included in this report and described in our Annual Report on Form 10-K for our fiscal year ended February 28, 2015 (“fiscal 2015”), as filed with the SEC. Except as required by law, we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available. The following discussion should be read in conjunction with the unaudited condensed financial statements and notes appearing elsewhere herein and our Annual Report on Form 10-K for our fiscal year ended February 28, 2015.

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

The exhibition management division includes our exhibition operations and merchandising operations. We formed the entity Premier Exhibition Management LLC (“PEM”), in September 2011 to manage all of the Company’s exhibition operations. This currently includes the operation and management of our “Bodies,” “Titanic” (pursuant to an intercompany agreement with RMST), “Real Pirates,” “The Discovery of King Tut,” and “Saturday Night Live,” exhibitions. PEM also pursues “fee for service” arrangements to manage exhibitions based on content owned or controlled by third parties. On April 20, 2012, PEM and its wholly-owned subsidiary, PEM Newco, LLC (“Newco”), both subsidiaries of the Company, entered into a purchase agreement with AEG Live LLC, AEG Exhibitions LLC, and Arts and Exhibitions International, LLC pursuant to which Newco purchased substantially all of the assets of Arts and Exhibitions International, LLC. Subsequent to the asset purchase, Newco changed its name to “Arts and Exhibitions International, LLC” (“AEI”). The assets purchased include the rights and tangible assets relating to four touring exhibitions known as “King Tut II,” “Cleopatra,” “America I Am” and “Real Pirates.” Of these four exhibitions, the Company is currently touring only “Real Pirates.” The acquired assets include rights agreements with the owners of the artifacts and intellectual property comprising the exhibitions, museum/venue agreements for existing exhibition venues, sponsorship agreements, a warehouse lease and an office lease. In addition, the acquired assets include intellectual property related to proposed future exhibitions that the Company may further develop and produce, including the exhibit “One Day in Pompeii,” which was being toured by the Company during the first quarter of fiscal 2016. The Company will operate any such additional properties through its exhibition management subsidiary. As part of the purchase price for the assets of AEI, 10% of the ownership interest in Premier Exhibition Management LLC was transferred to AEG Live LLC.  This ownership interest is reported as a "non-controlling interest" in our financial statements, and the financials of Premier Exhibition Management LLC are reported on a consolidated basis.

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

On April 2, 2015, we announced that we had entered into a definitive merger agreement (“Merger Agreement”) whereby Premier will combine with Dinoking Tech Inc. (“DK”). Under the Merger Agreement, the DK shareholders will be entitled to up to 24% of the fully diluted ownership of Premier for all of the issued and outstanding shares of DK. In addition, an investor group has agreed to provide up to $13.5 million in convertible debt funding to Premier to repay $8 million of existing debt and $5.5 million for general corporate purposes, including the completion of the development of “Saturday Night Live: The Exhibition” and “Premier Exhibitions 5th Avenue,” the Company’s state-of-the-art exhibition and special events center located in New York City. As of August 31, 2015, the investor group had provided the entire $13.5 million of this funding. Upon closing of the merger transaction, the debt will be convertible into shares of the Company based on a price of $4.48 per share, if the conversion is approved by shareholders. We used this funding to retire the debt owed to Pentwater Capital, to continue funding improvements on the building at 417 Fifth Avenue, and to complete our “Saturday Night Live” exhibition. The transaction has been approved by the Board of Directors of Premier. Premier’s principal shareholder, Sellers Capital, LLC, and the directors and officers of the Company have entered into agreements to vote in favor of the transaction. The completion of the transaction is subject to Premier shareholder approval among other customary closing conditions. The shareholder meeting to approve the transaction is expected to be held on October 29, 2015. The merger is expected to be completed on October 29, 2015.

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

DK, based in Richmond, British Columbia, Canada, is the holding company of Dinosaurs Unearthed, an industry-leading traveling exhibition company with a range of indoor and outdoor exhibition experiences designed to engage and entertain audiences. Current exhibitions include Dinosaurs Alive!, Dinosaurs Unearthed, Extreme Dinosaurs, Xtreme BUGS!, and, launched in June 2015 in Australia, Creatures of the Deep.

As of August 31, 2015, our portfolio of exhibitions contains the following:

	August 31, 2015
	Stationary	Touring	Total
Exhibitions owned or leased:
"Bodies…The Exhibition" and "Bodies Revealed"	3	4	7
"Titanic: The Artifact Exhibition" and "Titanic: The Experience"	3	5	8
"Real Pirates"	-	2	2
"The Discovery of King Tut"	-	1	1
"Saturday Night Live: The Exhibition"	1	-	1
Total Exhibitions	7	12	19

Our touring exhibitions usually span four to six months. As of August 31, 2015, our stationary exhibitions, which are longer-term exhibitions, are located in Las Vegas, Nevada, Orlando, Florida, Buena Park, California, New York City, New York, and Atlanta, Georgia. Our New York City location opened on May 30, 2015.

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

We own approximately 5,500 Titanic artifacts recovered from the wreck site 2½ miles below the ocean’s surface which we have the right to present at our exhibitions. In 1994, a federal district court declared us salvor-in-possession of the Titanic wreck and wreck site, and, as such, we have the exclusive right to recover additional objects from the Titanic wreck site. Through our explorations, we have obtained and are in possession of the largest collection of data, information, images and cultural materials associated with the Titanic shipwreck. We believe that our salvor-in-possession status puts us in the best position to provide for the archaeological, scientific and educational interpretation, public awareness, historical conservation and stewardship of the Titanic shipwreck. As of August 31, 2015, we had the ability to present eight concurrent Titanic exhibitions. Management continues to explore ways to expand the Titanic model beyond the exhibition business to broaden the Company’s reach.

In 2004, we diversified our exhibitions beyond the Titanic and into human anatomy by acquiring licenses that give us rights to present exhibitions of human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts. As of August 31, 2015, we had the ability to present seven concurrent human anatomy exhibitions.

During the past several years the Company has continued to diversify its exhibition content to expand beyond our “Titanic” and “Bodies” exhibitions.

Exhibitions

“Titanic: The Artifact Exhibition” and “Titanic: The Experience”

By featuring the artifacts recovered from the wreck site, our exhibitions tell the Titanic’s story from construction through her sinking and discovery as well as the Company’s efforts to preserve the wreck site and conserve recovered artifacts. The artifacts are placed in historically correct re-creations of the significant rooms onboard the ship and are illuminated by moving stories of her passengers and crew. The Company has supplemented the exhibitions with assets generated during the 2010 Titanic expedition such as 3D exhibitry and film. The Company’s attendance to its Titanic exhibitions is over 23 million visitors at venues in North America, South America, Asia, Europe and Australia. During the three months ended August 31, 2015, five separate “Titanic” exhibitions were presented at six venues.

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

“Bodies...The Exhibition” and “Bodies Revealed”

We presently have the right to display multiple human anatomy sets, each of which contains a collection of whole human body specimens plus single human organs and body parts, which are known as “Bodies Revealed” and “Bodies...The Exhibition.” We secured the rights to produce these two types of human anatomy exhibitions through separate exhibition agreements. During the three months ended August 31, 2015, four separate “Bodies” exhibitions were presented at four venues.

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

Our full-body specimens and individual organs were obtained through plastination facilities mostly in China. The full body specimens are persons who lived in China and died from natural causes. Most of the bodies were unclaimed at death and were ultimately delivered to medical schools for education and research. Where known, information about the identities, medical history and causes of death is kept strictly confidential. China has a large and highly competent group of anatomists and dissectors, who are essential to properly preparing these specimens for exhibition and educational purposes. In a number of cases, our medical director has been able to identify medical problems that were present in certain organs and, where appropriate, those organs were clearly labeled in the exhibitions. For example, an emphysema-diseased lung is displayed and identified, giving the visitors a visual understanding of the effects of the disease.

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

We obtained the right to manage this exhibition as part of the AEG Live, LLC transaction. Effective November 13, 2012, the Company signed a binding letter of intent with Barry Clifford to develop and present a second “Real Pirates” exhibition, which the Company began touring in March 2013. During the three months ended August 31, 2015, we presented one separate “Real Pirates” exhibition at one venue.

“The Discovery of King Tut”

During the fourth fiscal quarter of 2014, the Company entered into a license agreement with Semmel Concerts GmbH, a German entity, (“Semmel”) to present an exhibition based on King Tutankhamun. The term of the agreement is five years from the opening date of the exhibition. The exhibition, titled “The Discovery of King Tut,” uses high quality artistic and scientific reproductions of artifacts found in the tomb of King Tutankhamun to recreate the moment of Howard Carter's discovery of the lost tomb. This exhibition opened at Union Station in Kansas City on April 4, 2014. During the three months ended August 31, 2015, we presented one “King Tut” exhibition at one venue.

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

Information Regarding Exhibitions Outside the United States

Our exhibitions regularly tour outside the United States of America (“U.S.”). Approximately 8% of our revenues for the three months ended August 31, 2015 compared with 13% for the three months ended August 31, 2014 resulted from exhibition activities outside the U.S. Approximately 8% of our revenues for the six months ended August 31, 2015 compared with 12% for the six months ended August 31, 2014 resulted from exhibition activities outside the U.S. Many of our financial arrangements with our international trade partners are based upon the U.S. dollar which limits the Company’s exposure to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which our exhibitions are touring.

Results of Operations

The Quarter Ended August 31, 2015 Compared to the Quarter Ended August 31, 2014

An analysis of our condensed consolidated statements of operations for the quarter ended August 31, 2015 and 2014, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
	Three Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2015 vs. 2014
	(In thousands except percentages and per share data)

Revenue	$6,739	$8,297	(18.8)%
Cost of revenue (exclusive of depreciation and amortization)	5,656	5,270	7.3%
Gross profit	1,083	3,027	(64.2)%
Gross profit as a percent of revenue	16.1%	36.5%

Operating expenses	4,099	4,884	(16.1)%
Loss from operations	(3,016)	(1,857)	62.4%

Other expenses	(444)	(1)	44,300.0%
Loss before income tax	(3,460)	(1,858)	86.2%
Income tax expense	-	-	N/A
Effective tax rate	0.0%	0.0%
Net loss	(3,460)	(1,858)	86.2%
Less: Net loss attributable to non-controlling interest	364	205	77.6%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(3,096)	$(1,653)	87.3%

Net loss per share:
Basic loss per share	$(0.63)	$(0.34)
Diluted net loss per share	$(0.63)	$(0.34)

Revenue. During the quarter ended August 31, 2015, total revenue decreased $1.6 million, or 18.8% to $6.7 million as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$4,662	$5,157
Non-refundable license fees for current exhibitions	827	1,598
Total Exhibition revenue	5,489	6,755
Merchandise revenue	1,218	1,409
Management fee	32	133
Total Revenue	$6,739	$8,297

Key Non-financial Measurements
Total number of exhibitions presented	13	18
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	3	6
Exhibitions rented to promoters or museums	3	6
Total operating days for semi-permanent, partner and rented exhibitions	1,076	1,503
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	332	544
Average attendance per day for semi-permanent and partnered exhibitions presented	366	499
Average ticket price for semi-permanent and partnered exhibitions presented	$16.10	$16.79
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.75	$2.71

Semi permanent exhibitions:
Total operating days	644	550
Total attendance (in 000's)	205	189
Average attendance per day	319	344
Average ticket price	$22.20	$21.40
Average retail per attendee	$4.34	$3.86

Exhibition revenue decreased by $1.3 million to $5.5 million primarily due to a decrease in partnered exhibitions and exhibitions rented to promoters or museums in the second quarter of fiscal 2016.

With 13 exhibits presented, the Company experienced a decrease in attendance from 544 thousand in the second fiscal quarter of 2015 to 332 thousand in the second fiscal quarter of 2016. We attribute this decrease in attendance to fewer exhibitions being presented in the second fiscal quarter of 2016 and the closing of our Pompeii exhibition in May 2015. Revenue from self-run exhibitions was 80.1% of total revenue in the second quarter of fiscal 2016, compared to 57.0% of revenue for the second quarter of fiscal 2015.

Merchandise revenue decreased $191 thousand to $1.2 million for the quarter ended August 31, 2015. Merchandise revenue decreased due to fewer exhibitions presented in the second quarter of fiscal 2016 offset partially by an increase in average retail per attendee.

Cost of revenue. During the quarter ended August 31, 2015, total cost of revenue increased by $386 thousand, or 7.3%, to $5.7 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2015 vs. 2014
Exhibition costs
Production	$382	$106	260.4%
Operating Expenses	3,339	3,344	(0.1)%
Marketing	1,562	1,237	26.3%
	5,283	4,687	12.7%
Exhibition expense as percent of exhibition revenue	96.2%	69.4%

Cost of merchandise	373	583	(36.0)%
Cost of merchandise as percent of merchandise revenue	30.6%	41.4%

Total	$5,656	$5,270	7.3%
Cost of revenue as a percent of total revenue	83.9%	63.5%

Exhibition expense increased from 69.4% of exhibition revenue in the second quarter of 2015 to 96.2% in the second quarter of fiscal 2016 primarily due to an increase in production and marketing expenses related to our New York City location.

Cost of merchandise as a percent of merchandise revenue decreased from 41.4% in the second quarter of fiscal 2015 to 30.6% in the second quarter of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of revenues resulted in a decrease in our gross profit from $3.0 million or 36.5% during the quarter ended August 31, 2014 to $1.1 million or 16.1% of revenue for the quarter ended August 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $1.1 million to $2.6 million for the quarter ended August 31, 2015 compared to the same period last year. The decrease is primarily due primarily to a decrease in compensation expense of $796 thousand.

Our depreciation and amortization expenses increased by $334 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2016 related to our New York City location and our Saturday Night Live exhibition.

Other expense. We recognized interest expense of $444 thousand on the Company’s convertible debt financing during second quarter of fiscal 2016 as compared to $21 thousand in the second quarter of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $3.1 million for the quarter ended August 31, 2015 as compared to a net loss of $1.7 million for the same period last year.

The Quarter Ended August 31, 2015 Compared to the Quarter Ended August 31, 2014 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the quarter ended August 31, 2015 and 2014, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$6,739	$8,297	(18.8)%
Cost of revenue (exclusive of depreciation and amortization)	5,957	5,586	6.6%
Gross profit	782	2,711	(71.2)%
Gross profit as a percent of revenue	11.6%	32.7%

Operating expenses	3,852	4,547	(15.3)%
Loss from operations	(3,070)	(1,836)	67.2%
Other expenses	(444)	(1)	44,300.0%

Loss before income taxes	(3,514)	(1,837)	91.3%

Income tax expense	-	-	N/A
Effective tax rate	0.0%	0.0%

Net loss	(3,514)	(1,837)	91.3%
Less: Net loss attributable to non-controlling interest	364	205	77.6%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(3,150)	$(1,632)	93.0%

Revenue. During the quarter ended August 31, 2015, total revenue decreased $1.6 million, or 18.8% to $6.7 million as reflected in the following table.

	Revenue (in thousands)
	Three Months Ended August 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$4,662	$5,157
Non-refundable license fees for current exhibitions	827	1,598
Total Exhibition revenue	5,489	6,755
Merchandise Revenue	1,218	1,409
Management Fee	32	133
Total Revenue	$6,739	$8,297

Key Non-financial Measurements
Total number of exhibitions presented	13	18
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	3	6
Exhibitions rented to promoters or museums	3	6
Total operating days for semi-permanent, partner and rented exhibitions	1,076	1,503
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	332	544
Average attendance per day for semi-permanent and partnered exhibitions presented	366	499
Average ticket price for semi-permanent and partnered exhibitions presented	$16.10	$16.79
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.75	$2.71

Semi permanent exhibitions:
Total operating days	644	550
Total attendance (in 000's)	205	189
Average attendance per day	319	344
Average ticket price	$22.20	$21.40
Average retail per attendee	$4.34	$3.86

Exhibition revenue decreased by $1.3 million to $5.5 million primarily due to a decrease in partnered exhibitions and exhibitions rented to promoters or museums in the second quarter of fiscal 2016.

With 13 exhibits presented, the Company experienced a decrease in attendance from 544 thousand in the second fiscal quarter of 2015 to 332 thousand in the second fiscal quarter of 2016. We attribute this decrease in attendance to fewer exhibitions being presented in the second fiscal quarter of 2016 and the closing of our Pompeii exhibition in May 2015. Revenue from self-run exhibitions was 80.1% of total revenue in the second quarter of fiscal 2016, compared to 57.0% of revenue for the second quarter of fiscal 2015.

Merchandise revenue decreased $191 thousand to $1.2 million for the quarter ended August 31, 2015. Merchandise revenue decreased due to fewer exhibitions presented in the second quarter of fiscal 2016 offset partially by an increase in average retail per attendee.

Cost of revenue. During the quarter ended August 31, 2015, total cost of revenue increased by $371 thousand, or 6.6%, to $6.0 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Three Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2015 vs. 2014
Exhibition costs

Production	$382	$106	260.4%
Operating Expenses	3,640	3,660	(0.5)%
Marketing	1,562	1,237	26.3%
	5,584	5,003	11.6%
Exhibition expense as percent of exhibition revenue	101.7%	74.1%

Cost of merchandise	373	583	(36.0)%
Cost of merchandise as percent of merchandise revenue	30.6%	41.4%

Total	$5,957	$5,586	6.6%
Cost of revenue as a percent of total revenue	88.4%	67.3%

Exhibition expense increased from 74.1% of exhibition revenue in the second quarter of 2015 to 101.7% in the second quarter of fiscal 2016 primarily due primarily due an increase in production and marketing expenses related to our New York City location.

Cost of merchandise as a percent of merchandise revenue decreased from 41.4% in the second quarter of fiscal 2015 to 30.6% in the second quarter of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of revenues resulted in a decrease in our gross profit from $2.7 million or 32.7% during the quarter ended August 31, 2014 to $782 thousand or 11.6% of revenue for the quarter ended August 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $1.0 million to $2.4 million for the quarter ended August 31, 2015 compared to the same period last year. The decrease is primarily due primarily to a decrease in compensation expense of $796 thousand.

Our depreciation and amortization expenses increased by $334 thousand from the prior year. The increase is attributable to the assets placed in service during fiscal 2016 related to our New York City location and our Saturday Night Live exhibition.

Other expense. We recognized interest expense of $444 thousand on the Company’s convertible debt financing during second quarter of fiscal 2016 as compared to $21 thousand in the second quarter of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $3.2 million for the quarter ended August 31, 2015 as compared to a net loss of $1.6 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the quarter ended August 31, 2015 and 2014, with percent changes, follows:

	Three Months Ended August 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$301	$316	(4.7)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A
Gross profit	301	316	(4.7)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	247	337	(26.7)%
Income/(loss) before tax	54	(21)
Income tax expense	-	-	N/A
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$54	$(21)	357.1%

Revenue.  During the quarter ended August 31, 2015, total revenue decreased by $15 thousand, or 4.7%, to $301 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of the Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $3.0 million from $3.2 million, royalty revenue decreased accordingly.

Operating Expenses. Operating expenses for the quarter ended August 31, 2015 decreased 26.7% from the same period in the prior year due to a decrease in the expenses related to the calculation of the intercompany administrative fee.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the quarter ended August 31, 2015 of $54 thousand compared to a net loss of $21 thousand for the same period in the prior year based on the items discussed above.

The Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

An analysis of our condensed consolidated statements of operations for the six months ended August 31, 2015 and 2014, with percent changes, follows:

	Analysis of Condensed Consolidated Statements of Operations
	Six Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2015 vs. 2014
	(In thousands except percentages and per share data)

Revenue	$13,988	$15,788	(11.4)%
Cost of revenue (exclusive of depreciation and amortization)	11,165	9,677	15.4%
Gross profit	2,823	6,111	(53.8)%
Gross profit as a percent of revenue	20.2%	38.7%

Operating expenses	8,003	9,326	(14.2)%
Loss from operations	(5,180)	(3,215)	61.1%

Other expenses	(825)	(6)	13,650.0%
Loss before income tax	(6,005)	(3,221)	86.4%

Income tax expense	-	-	N/A %
Effective tax rate	0.0%	0.0%
Net loss	(6,005)	(3,221)	86.4%
Less: Net loss attributable to non-controlling interest	632	356	77.5%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(5,373)	$(2,865)	87.5%

Net loss per share:
Basic loss per share	$(1.09)	$(0.58)
Diluted net loss per share	$(1.09)	$(0.58)

Revenue. During the six months ended August 31, 2015, total revenue decreased by $1.8 million, or 11.4% to $14.0 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$9,502	$9,822
Non-refundable license fees for current exhibitions	1,900	2,941
Total Exhibition revenue	11,402	12,763
Merchandise revenue	2,490	2,754
Management fee	66	271
Licensing fee	30	-
Total Revenue	$13,988	$15,788

Key Non-financial Measurements
Total number of exhibitions presented	18	22
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	8	8
Exhibitions rented to promoters or museums	3	8
Total operating days for semi-permanent, partner and rented exhibitions	2,154	2,929
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	777	1,039
Average attendance per day for semi-permanent and partnered exhibitions presented	425	480
Average ticket price for semi-permanent and partnered exhibitions presented	$17.21	$16.04
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.12	$2.69

Semi permanent exhibitions:
Total operating days	1,198	1,102
Total attendance (in 000's)	395	394
Average attendance per day	330	358
Average ticket price	$21.82	$20.43
Average retail per attendee	$3.97	$3.57

Exhibition revenue decreased by $1.4 million to $11.4 million during the six months ended August 31, 2015, primarily due to a decrease in exhibitions rented to promoters or museums.

With 18 exhibits presented, the Company experienced a decrease in attendance from 1.0 million in the six months ended August 31, 2014 to 777 thousand in the six months ended August 31, 2015. We attribute this decrease in attendance to fewer exhibitions being presented in the first six months of fiscal 2016 and the closing of our Pompeii exhibition in May 2015. Revenue from self-run exhibitions was 71.3% of total revenue in the six months ended August 31, 2015, compared to 59.7% of revenue for the six months ended August 31, 2014.

Merchandise revenue decreased $264 thousand to $2.5 million for the six months ended August 31, 2015. Merchandise revenue decreased due to fewer exhibitions presented in the second quarter of fiscal 2016 offset partially by an increase in average retail per attendee.

Cost of revenue. During the six months ended August 31, 2015, total cost of revenue increased by $1.5 million, or 15.4%, to $11.2 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2015 vs. 2014
Exhibition costs
Production	$734	$464	58.2%
Operating Expenses	6,843	5,703	20.0%
Marketing	2,677	2,341	14.4%
	10,254	8,508	20.5%
Exhibition expense as percent of exhibition revenue	89.9%	66.7%

Cost of merchandise	911	1,169	(22.1)%
Cost of merchandise as percent of merchandise revenue	36.6%	42.4%

Total	$11,165	$9,677	15.4%
Cost of revenue as a percent of total revenue	79.8%	61.3%

Exhibition expense increased from 66.7% of exhibition revenue in the first half of 2015 to 89.9% in the first half of fiscal 2016 primarily due to cost related to our New York City location.

Cost of merchandise as a percent of merchandise revenue decreased from 42.4% in the first half of fiscal 2015 to 36.6% in the first half of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of revenues resulted in a decrease in our gross profit from $6.1 million or 38.7% during the six months ended August 31, 2014 to $2.8 million or 20.2% of revenue for the six months ended August 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $1.5 million to $5.5 million for the six months ended August 31, 2015 compared to the same period last year. The decrease is primarily due to a decrease in compensation expense of $1.4 million.

Our depreciation and amortization expenses increased by $221 thousand from the same period last year. The increase is attributable to the assets placed in service during fiscal 2016 related to our New York City location and our Saturday Night Live exhibition.

Other expense. We recognized interest expense of $819 thousand on the Company’s convertible debt financing during first half of fiscal 2016 as compared to $44 thousand in the first half of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $5.4 million for the six months ended August 31, 2015 as compared to a net loss of $2.9 million for the same period last year.

The Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014 – Segment results

Exhibition Management Segment

An analysis of operations for our Exhibition Management segment for the six months ended August 31, 2015 and 2014, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$13,988	$15,788	(11.4)%
Cost of revenue (exclusive of depreciation and amortization)	11,758	10,304	14.1%
Gross profit	2,230	5,484	(59.3)%
Gross profit as a percent of revenue	15.9%	34.7%

Operating expenses	7,497	8,692	(13.7)%
Loss from operations	(5,267)	(3,208)	64.2%
Other expenses	(825)	(6)	13,650.0%

Loss before income taxes	(6,092)	(3,214)	89.5%

Income tax expense	-	-	-%
Effective tax rate	0.0%	0.0%

Net loss	(6,092)	(3,214)	89.5%
Less: Net loss attributable to non-controlling interest	632	356	77.5%
Net loss attributable to the shareholders of Premier Exhibitions, Inc.	$(5,460)	$(2,858)	91.0%

Revenue. During the six months ended August 31, 2015, total revenue decreased by $1.8 million, or 11.4% to $14.0 million compared to the same period last year, as reflected in the following table.

	Revenue (in thousands)
	Six Months Ended August 31,
	2015	2014
Exhibition Revenue
Admissions revenue	$9,502	$9,822
Non-refundable license fees for current exhibitions	1,900	2,941
Total Exhibition revenue	11,402	12,763
Merchandise Revenue	2,490	2,754
Management Fee	66	271
Licensing Fee	30	-
Total Revenue	$13,988	$15,788

Key Non-financial Measurements
Total number of exhibitions presented	18	22
Semi-permanent exhibitions presented	7	6
Partnered exhibitions presented	8	8
Exhibitions rented to promoters or museums	3	8
Total operating days for semi-permanent, partner and rented exhibitions	2,154	2,929
Total attendance for semi-permanent and partner presented exhibitions (in 000's)	777	1,039
Average attendance per day for semi-permanent and partnered exhibitions presented	425	480
Average ticket price for semi-permanent and partnered exhibitions presented	$17.21	$16.04
Average retail per attendee for semi-permanent and partnered exhibitions presented	$3.12	$2.69

Semi permanent exhibitions:
Total operating days	1,198	1,102
Total attendance (in 000's)	395	394
Average attendance per day	330	358
Average ticket price	$21.82	$20.43
Average retail per attendee	$3.97	$3.57

Exhibition revenue decreased by $1.4 million to $11.4 million during the six months ended August 31, 2015, primarily due to a decrease in exhibitions rented to promoters or museums.

With 18 exhibits presented, the Company experienced a decrease in attendance from 1.0 million in the six months ended August 31, 2014 to 777 thousand in the six months ended August 31, 2015. We attribute this decrease in attendance to fewer exhibitions being presented in the first six months of fiscal 2016 and the closing of our Pompeii exhibition in May 2015. Revenue from self-run exhibitions was 71.3% of total revenue in the six months ended August 31, 2015, compared to 59.7% of revenue for the six months ended August 31, 2014.

Merchandise revenue decreased $264 thousand to $2.5 million for the six months ended August 31, 2015. Merchandise revenue decreased due to fewer exhibitions presented in the second quarter of fiscal 2016 offset partially by an increase in average retail per attendee.

Cost of revenue. During the six months ended August 31, 2015, total cost of revenue increased by $1.5 million, or 14.1%, to $11.8 million compared to the same period last year, as reflected in the following table.

	Cost of Revenue
	(in thousands, except percentages)
	Six Months Ended		Percent Change
	August 31, 2015	August 31, 2014	2014 vs. 2013

Exhibition costs
Production	$734	$464	58.2%
Operating Expenses	7,436	6,330	17.5%
Marketing	2,677	2,341	14.4%
	10,847	9,135	18.7%
Exhibition expense as percent of exhibition revenue	95.1%	71.6%

Cost of merchandise	911	1,169	(22.1)%
Cost of merchandise as percent of merchandise revenue	36.6%	42.4%

Total	$11,758	$10,304	14.1%
Cost of revenue as a percent of total revenue	84.1%	65.3%

Exhibition expense increased from 71.6% of exhibition revenue in the first half of 2015 to 95.1% in the first half of fiscal 2016 primarily due to cost related to our New York City location.

Cost of merchandise as a percent of merchandise revenue decreased from 42.4% in the first half of fiscal 2015 to 36.6% in the first half of fiscal 2016 primarily due to lower retail labor cost since the Company ran fewer merchandise shops in the current year.

The decrease in revenue and increase in costs of revenues resulted in a decrease in our gross profit from $5.5 million or 34.7% during the six months ended August 31, 2014 to $2.2 million or 15.9% of revenue for the six months ended August 31, 2015.

Operating expenses. Our general and administrative expenses decreased by $1.4 million to $5.0 million for the six months ended August 31, 2015 compared to the same period last year. The decrease is primarily due to a decrease in compensation expense of $1.4 million.

Our depreciation and amortization expenses increased by $221 thousand from the same period last year. The increase is attributable to the assets placed in service during fiscal 2016 related to our New York City location and our Saturday Night Live exhibition.

Other expense. We recognized interest expense of $819 thousand on the Company’s convertible debt financing during first half of fiscal 2016 as compared to $44 thousand in the first half of 2015.

Net loss attributable to non-controlling interest. This represents the loss attributable to AEG Live, LLC’s 10% interest in Premier Exhibition Management LLC.

Net loss attributable to the shareholders of Premier Exhibitions, Inc. We realized a net loss of $5.5 million for the six months ended August 31, 2015 as compared to a net loss of $2.9 million for the same period last year.

RMS Titanic Segment

An analysis of operations for our RMS Titanic segment for the six months ended August 31, 2015 and 2014, with percent changes, follows:

	Six Months Ended August 31,		% Change
	2015	2014
	(In thousands except percentages)

Revenue	$593	$627	(5.4)%
Cost of revenue (exclusive of depreciation and amortization)	-	-	N/A
Gross profit	593	627	(5.4)%
Gross profit as a percent of revenue	100.0%	100.0%

Operating expenses	506	634	(20.2)%
Income/(loss) before tax	87	(7)
Income tax expense	-	-	N/A
Net income/(loss) attributable to the shareholders of Premier Exhibitions, Inc.	$87	$(7)	1,342.9%

Revenue.  During the six months ended August 31, 2015, total revenue decreased by $34 thousand, or 5.4%, to $593 thousand compared to the same period in the prior year due to the decrease in revenues from Titanic exhibitions and the decrease in merchandise sales.  PEM pays RMST a royalty fee for the use of the Titanic artifacts in its exhibits. The royalty fee is calculated based on 10% of revenues generated from Titanic ticket sales, merchandising, and other ancillary revenue-related streams. As Titanic net revenues decreased to $5.9 million from $6.3 million, royalty revenue decreased accordingly.

Operating Expenses. Operating expenses for the six months ended August 31, 2015 decreased 20.2% from the same period in the prior year due to a decrease in the expenses related to the calculation of the intercompany administrative fee.

Net income/(loss) attributable to shareholders of Premier Exhibitions, Inc. We realized net income for the six months ended August 31, 2015 of $87 thousand compared to a net loss of $7 thousand for the same period in the prior year based on the items discussed above.

Liquidity and Capital Resources

The following tables reflect selected information about our cash flows during the six months ended August 31, 2015 and 2014 (in thousands):

Liquidity

Selected cash flow information:

	Six Months Ended August 31, 2013
	2015	2014
Net cash provided by/(used in) operating activities	$(3,278)	$1,776
Net cash used in investing activities	(5,217)	(977)
Net cash provided by/(used in) financing activities	5,303	(337)
Effects of exchange rate changes on cash and cash equivalents	-	-
Net increase/(decrease) in cash and cash equivalents	$(3,192)	$462

Operating Activities. For the six months ended August 31, 2015, cash used in operating activities was $3.3 million as compared to cash provided by operating activities of $1.8 million in the prior year.  The decrease in cash flow from operating activities is mainly due to an increase in the Company’s net loss.

Investing Activities. Cash used in investing activities was $5.2 million for the six months ended August 31, 2015 as compared to $1.0 million in the prior year.  Of the cash used in investing activities in the first six months of 2016, the majority, $5.3 million, was used to purchase fixed assets for our New York City location. Of the cash used in investing activities in the six months ended August 31, 2014, the majority, $800 thousand, was used to purchase a restricted certificate of deposit for our New York City lease. In addition, we purchased property and equipment for $393 thousand for the first half of fiscal 2015. The majority of the property and equipment purchases for the first half of 2015 related to the $300 thousand that the Company paid to AEG Live, LLC for the tangible assets that were required to be returned to AEG Live, LLC at the end of the purchase agreement. For the first half of 2015, these were partially offset by the redemption of a certificate of deposit of $201 thousand.

Financing Activities.  Cash provided by financing activities was $5.3 million for the six months ended August 31, 2015 as compared to cash used in financing activities of $337 thousand for the six months ended August 31, 2014.  Cash provided by financing activities in the first half of fiscal 2016 is primarily due to $5.5 million in proceeds from the DK investors convertible notes partially offset by $164 thousand in royalty payments. Cash used in financing activities for the first six months of fiscal 2015 relates primarily to the repayment of $220 thousand of the note payable to AEG Live, LLC and $100 thousand in deferred financing costs paid.

While the Company recently repaid a loan of $8.0 million, the Company will have to repay $13.5 million received in convertible debt funding if the merger transaction does not close. As a result, the Company will have to refinance the debt or obtain funds to repay the debt in full if that occurs. In addition, if the merger transaction is terminated, under certain conditions the Company would be required to pay a $1 million breakup fee to DK. The Company could be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.

If the Merger Agreement transactions are not approved by shareholders, or additional financing is not obtained, the Company may have to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims, which it would likely not have the resources to defend.

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

The Company’s cash balance as of August 31, 2015 was $1.6 million and accounts payable and accrued liabilities were $5.8 million. In addition, the Company has a working capital deficit of $1.4 million excluding the convertible debt of $13.5 million, which is included in the short term portion of note payable on the balance sheet. Management believes that through management of its cash flow and payment obligations the Company should reach the expected merger date of October 29, 2015 without the need for incremental financing. However, post-merger management believes that the Company will need up to $5.0 million of additional capital to fund ongoing operations and to bring accounts payable and accrued liabilities current. This amount should be sufficient to return the Company to at least break-even operations in the near term, assuming that management’s plan of operations is achieved.

The Company is currently exploring options to solve the liquidity situation, including additional debt or equity financing from DK, the related financing group or other sources.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report filed on Form 10-K for our fiscal year ended February 28, 2015 other than the changes noted below.

Consulting Agreement with Samuel S. Weiser

On April 2, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiser (our former Executive Chairman, and prior to that, our President and Chief Executive Officer), pursuant to which Mr. Weiser resigned as Executive Chairman and as a member of the Company’s board of directors and agreed to make himself available to provide consulting advice as and when reasonably requested by Premier through September 30, 2015. In the Consulting Agreement, the parties agreed that the Employment Agreement, dated August 28, 2014, relating to Mr. Weiser’s service as Executive Chairman is terminated and that the payments and benefits under the Separation Agreement and Release, dated June 20, 2014 (the “Separation Agreement”), between Mr. Weiser and the Company will recommence, as contemplated by the Employment Agreement. In consideration for Mr. Weiser’s agreement to provide consulting services, and in addition to the payments and benefits recommencing under the Separation Agreement, the Company agreed to pay Mr. Weiser consulting fees in the aggregate amount of $300,000, with $20,000 being paid on a monthly basis and the balance being paid on the earlier of the closing of the DK transaction or September 30, 2015. The Company was unable to make the final $180,000 payment on September 30, 2015. The remaining amount to be paid is accrued in the August 31, 2015 consolidated balance sheet.

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

On April 3, 2015, RMST and the Company entered into a Full and General Mutual Release, Settlement and Confidentiality Agreement with SeaVentures which settled the litigation. Under the settlement, the Company agreed to pay SeaVentures $425 thousand, as follows: $75 thousand on or before April 10, 2015, $100 thousand on or before March 1, 2016; $100 thousand on or before March 1, 2017; and $150 thousand on or before March 1, 2018. In addition, the Company agreed to stage at least two joint exhibitions presenting Carpathia and Titanic artifacts within 24 months from the date of execution of the Agreement. The Company will pay SeaVentures a portion of the net revenues from those joint exhibition or a per ticket fee, depending on the location of the joint exhibition.   In fiscal year 2015, the Company recorded a liability for this settlement of $344 thousand, net of an $81 thousand discount at 12%, to reflect the present value of the future payments. The balance as of August 31, 2015 is $287 thousand.

Capital Lease

During the six months ended August 31, 2015, the Company signed three capital leases for a total of $290 thousand at interest rates ranging from 6.5% to 7.7%. Total monthly payments under the leases are approximately $6,000 per month for 60 months. The leases are secured by certain equipment at our Saturday Night Live Exhibition.

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

Item 1A. Risk Factors.

For a complete list of our risk factors, please refer to our Annual Report on Form 10-K for our fiscal year ended February 28, 2015 and the risk factors listed below. Except as set forth below, during the six months ended August 31, 2015, there were no material changes to our risk factors. You should consider carefully the risk factors. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and you may lose all or a part of the money you paid to buy our common stock.

We will likely not be able to continue our operations post merger without additional financing.

We need additional financing to be able to continue our operations.  During fiscal 2015, we had a net loss of approximately $10.5 million and our cash and marketable securities balance was approximately $4.8 million as of February 28, 2015.  Our cash balance as of August 31, 2015 was $1.6 million and accounts payable and accrued liabilities were $5.8 million.  In addition, we have a working capital deficit of $1.4 million excluding the convertible debt of $13.5 million, which is included in the short term portion of note payable on the balance sheet. We do not have access to a revolving credit facility. Management believes that through management of its cash flow and payment obligations the Company should reach the expected merger date of October 29, 2015 without the need for incremental financing. However, post-merger management believes that the Company will need up to $5.0 million of additional capital to fund ongoing operations and to bring accounts payable and accrued liabilities current.  This amount should be sufficient to return the Company to at least break-even operations in the near term, assuming that management’s plan of operations is achieved. If we are unable to obtain additional financing, we will likely not be able to continue operations as they are currently anticipated, or at all, and may be unable to make capital investments needed for our existing exhibits or to develop new exhibits.

Our limited access to capital creates a risk that the Company may not be able to continue as a going concern.

The Company’s operations in the recent past have been financed primarily through cash flow from operations, existing cash and, in fiscal 2015, the Pentwater Capital Management L.P. loans and, in fiscal 2016, convertible debt financing in connection with the DK merger agreement.  Upon closing of the merger transaction, the debt will be convertible into shares of the Company based on a price of $4.48 per share, if the conversion is approved by shareholders. The Company has incurred net losses for the majority of the past several years.  Moving forward, the Company expects to have significant cash outflows in the near term based on the New York City lease, leasehold improvements of the leased space and new content development.

The Company will have to repay $13.5 million received in the convertible debt financing in connection with the DK merger transaction if the transaction does not close.  As a result, the Company will have to refinance the debt or obtain funds to repay the debt in full if that occurs.  In addition, if the merger transaction is terminated under certain conditions, the Company would be required to pay a $1 million breakup fee to DK. The Company would likely be capital constrained and unable to fulfill the terms of this and other agreements if its access to capital sources does not improve in the near term.

If the DK merger agreement transactions are not approved by shareholders, or additional financing is not obtained, the Company may have to seek the protection of the U.S. bankruptcy laws and/or cease operating as a going concern.  In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to an involuntary bankruptcy proceeding or other litigation claims, which it would likely not have the resources to defend.

Our auditors have issued a going concern opinion as of and for the year ended February 28, 2015. This means that there is substantial doubt that we can continue as an ongoing business without additional financing.  If the Company makes a bankruptcy filing, is subject to an involuntary bankruptcy filing, or is otherwise unable to continue as a going concern, the Company may be required to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that shareholders will lose all or a part of their investments. The company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have recently entered into a long-term lease for exhibition space in New York City.  If we are unable to achieve planned levels of attendance at this facility, which have been disappointing to date, our financial position will likely be negatively impacted.

In April 2014, we entered into a ten year lease for exhibition space in New York City, with total payments over the life of the lease totaling approximately $45.8 million.  Our ability to satisfy these required payments at this semi-permanent location depends on our ability to effectively market the exhibition at this facility and generate ticket sales.  If we are unable to achieve our targeted levels of attendance, which have been disappointing to date, our results of operation and financial position will likely be negatively and materially impacted.

The NASDAQ may not approve the Company’s listing application in connection with the DK merger transaction.

The approval by the NASDAQ of the listing of the shares of the Company’s common stock issued as consideration for the DK merger transaction, including the merger shares, the shares issuable upon the exchange of the exchangeable shares, and the shares potentially issuable as future contingent payments, and the shares issuable upon conversion of the related convertible note, is a condition to the closing of the DK merger transaction. Although we have applied to list the shares of the combined, post-merger company on the NASDAQ, NASDAQ may decide, or not be able, to approve our listing application.  Our stock currently trades below the minimum stock price required under the NASDAQ listing standards for such initial listing.  If the NASDAQ does not approve our listing application, we may be unable to complete the DK merger transaction or, even if we are able to complete the transaction, the shares of the combined, post-merger company may not be approved for listing on the NASDAQ. If our shares are not listed on the NASDAQ, they may have limited trading volume and liquidity. Our inability to close the DK merger transaction or failure to have our shares listed on the NASDAQ would likely adversely impact our business operations and financial condition.

If we fail to comply with the continued listing requirements of the NASDAQ, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ. We must satisfy the NASDAQ’s continued listing requirements, including, among other things, the requirement that our audit committee be composed of at least three independent directors and minimum stock price requirements, or risk delisting, which could have a material adverse effect on our business. A delisting of our common stock from the NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. During fiscal year 2015, Premier received notification from the NASDAQ that the Company was not in compliance with NASDAQ Marketplace Rule 5450(c)(2)(A), requiring the audit committee to be composed of three independent directors and have an audit committee financial expert. The Company’s audit committee currently has only two members and does not currently have a member whom the Board has determined to be an audit committee financial expert. If the Company fails to add an additional director to the Board in the near term to satisfy the requirements under NASDAQ Marketplace Rule 5450(c)(2)(A), our common stock could be delisted.  In addition, the Company will have to satisfy the NASDAQ listing standards in connection with the DK merger transaction and minimum stock price requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2013, the Company announced that the Board of Directors approved a stock repurchase authorization pursuant to which the Company may repurchase up to 150,000 shares of outstanding common stock.  The authorization will terminate on the date the full number of authorized shares have been repurchased or when otherwise terminated by the Board of Directors.  The Company may repurchase shares of its common stock on the open market at times and prices considered appropriate by the Board of Directors and management. Repurchasing would take place through brokers and dealers and may be made under a Rule 10b5-1 plan. The Company did not purchases shares during the six months ended August 31, 2015.

Item 6. Exhibits.

See Index to Exhibits on page 42 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER EXHIBITIONS, INC.

Dated: October 15, 2015	By: /s/ Michael J. Little
Michael J. Little,
Interim President and Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (Interim Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Filed or Furnished
No.	Exhibit Description	Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document (1)	X

101.SCH	XBRL Taxonomy Extension Schema (1)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)	X
__________________

(1)	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended August 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flow for the six months ended August 31, 2015 and 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

